Form 10-Q
period 1995-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1995-05-12
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995
                               -----------------------
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                  Commission File Number 0-16211

                   DENTSPLY International Inc.
- - - - - - -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                    39-1434669
- - - - - - -----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


570 West College Avenue, P. O. Box 872, York, PA  17405-0872
- - - - - - -----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                          (717) 845-7511
                      ----------------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               ( X )  Yes            (   )  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 9, 1995 the Company had 26,847,373 shares of Common Stock outstanding, with a par value of $.01 per share.





                          Page 1 of  16
                                    ----
                    Exhibit Index at Page  13
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended       March 31, 1995
                              ------------------------




                               INDEX
                               -----


                                                          Page No.
                                                          --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       6
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       7

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      11


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    13
   Item 6 - Exhibits and Reports on Form 8-K.............    13

   Signatures...........................................     14

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (audited)      (unaudited)
                                                December 31,     March 31,
                                                    1994           1995
ASSETS                                          ------------   ------------
Current assets:                                        (in thousands)
  Cash and cash equivalents                      $   7,278      $   3,430
  Accounts and notes receivable-trade, net          78,771         84,112
  Inventories                                       88,899         97,098
  Deferred income taxes                              5,710          5,710
  Prepaid expenses and other current assets          8,410          8,968
  Net assets of discontinued operations              7,632          6,629
                                                 ---------      ---------
     Total Current Assets                          196,700        205,947
Property, plant and equipment, net                  91,140         95,386
Other noncurrent assets, net                        10,214         21,350
Identifiable intangible assets, net                 35,532         32,840
Cost in excess of fair value of net
 assets acquired, net                              140,976        140,781
                                                 ---------      ---------
Total Assets                                     $ 474,562      $ 496,304
                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $  60,135      $  63,408
  Income taxes payable                              27,577         22,840
  Notes payable and current portion
   of long-term debt                                 9,150         30,389
                                                 ---------      ---------
     Total Current Liabilities                      96,862        116,637
Long-term debt                                      12,789         31,141
Other liabilities                                   65,574         69,756
                                                 ---------      ---------
     Total Liabilities                             175,225        217,534
                                                 ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 250,000
   shares authorized; no shares issued                -              -
  Common stock, $.01 par value; 100,000,000
   shares authorized; 27,845,288 shares issued
   at December 31, 1994 and March 31, 1995             278            278
  Capital in excess of par value                   182,087        180,046
  Retained earnings                                133,531        144,503
  Cumulative translation adjustment                    198          4,028
  Employee stock ownership plan reserve            (14,055)       (13,593)
  Treasury stock, at cost, 87,500 shares
   at December 31, 1994 and 1,067,200 shares
   at March 31, 1995                                (2,702)       (36,492)
                                                 ---------      ---------
     Total Stockholders' Equity                    299,337        278,770
                                                 ---------      ---------
Total Liabilities and Stockholders' Equity       $ 474,562      $ 496,304
                                                 =========      =========
See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1994             1995
                                                 --------         --------
                                                 (in thousands, except per
                                                        share data)

Net sales                                        $126,848         $133,105

Cost of products sold                              65,728           66,670
                                                 --------         --------

Gross profit                                       61,120           66,435

Selling, general and administrative expenses       39,247           43,524
                                                 --------         --------

Operating income from continuing operations        21,873           22,911

Interest expense                                    2,081            1,606

Interest income                                      (146)            (255)

Other (income)expense, net                           (203)              48
                                                 --------         --------
Income from continuing operations before
 income taxes                                      20,141           21,512

Provision for income taxes                          8,553            8,540
                                                 --------         --------

Income from continuing operations                  11,588           12,972

Income from the operation of discontinued
 Medical business (less applicable income
 taxes)                                               767             -
                                                 --------         --------

Net income                                       $ 12,355         $ 12,972
                                                 ========         ========

Earnings per common share:

From continuing operations                           $.42             $.48

From discontinued operations                          .03              -
                                                     ----             ----

Total                                                $.45             $.48
                                                     ====             ====
Weighted average common shares
 outstanding                                       27,723           27,225

See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                     -------------------
                                                       1994       1995
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 12,355   $ 12,972
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     5,236      4,768
      Other, net                                       (9,421)   (10,251)
                                                     --------   --------
Net cash provided by operating activities               8,170      7,489
                                                     --------   --------

Cash flows from investing activities:
   Acquisition of business                               -       (10,950)
   Property, plant and equipment additions             (2,329)    (2,716)
   Other, net                                             (33)       797
                                                     --------   --------
Net cash used in investing activities                  (2,362)   (12,869)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                    (121,713)   (11,589)
   Proceeds from long-term debt                        81,903     30,019
   Cash paid for treasury stock                          -       (38,400)
   Increase in bank overdrafts and other
    short-term debt                                    18,145     20,888
   Other, net                                           1,446        485
                                                     --------   --------
Net cash provided by (used in) financing
 activities                                           (20,219)     1,403
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                    (994)       129
                                                     --------   --------
Net decrease in cash and cash equivalents             (15,405)    (3,848)
Cash and cash equivalents at beginning
 of period                                             17,984      7,278
                                                     --------   --------
Cash and cash equivalents at end of period           $  2,579   $  3,430
                                                     ========   ========


Supplemental disclosures of cash flow information:
    Interest paid                                    $  2,617   $  1,006
    Income taxes paid                                   6,587     12,509


See accompanying notes to unaudited consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1994     $  278     $182,087     $133,531     $   198       $(14,055)     $ (2,702)      $299,337

Exercise of stock options and
 warrants                           ---       (3,728)         ---         ---            ---         4,610            882
Tax benefit related to stock
 options and warrants exercised     ---        1,687          ---         ---            ---           ---          1,687
Purchase of 1,125,000 shares
 of common stock                    ---          ---          ---         ---            ---       (38,400)       (38,400)
Cash dividends declared, $.075
 per share                          ---          ---       (2,000)        ---            ---           ---         (2,000)
Translation adjustment              ---          ---          ---       3,830            ---           ---          3,830
Net change in ESOP reserve          ---          ---          ---         ---            462           ---            462
Net income                          ---          ---       12,972         ---            ---           ---         12,972
                                 ------     --------     --------     -------       --------      --------       --------

Balance at March 31, 1995        $  278     $180,046     $144,503     $ 4,028       $(13,593)     $(36,492)      $278,770
                                 ======     ========     ========     =======       ========      =========      =========



See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------

     The accompanying interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- - - - - - ----------------------------------------

Principles of Consolidation
- - - - - - ---------------------------

     The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. For the quarter ended March 31, 1994, the financial statements for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH are included on a current basis as compared to a two month lag in 1993. Accordingly, the consolidated condensed statements of income and cash flows for the three months ended March 31, 1994 include five months of operations for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH. The effects of this change in reporting were insignificant to the consolidated financial position and operations of the Company.

Inventories
- - - - - - -----------

     Inventories are stated at the lower of cost or market. At December 31, 1994 and March 31, 1995, the cost of $10.2 million or 11% and $9.7 million or 10%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out or average cost method.

Property, Plant and Equipment
- - - - - - -----------------------------

     Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years; and machinery and equipment - 8 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. For income tax purposes, depreciation is computed using various methods.

Earnings per Share
- - - - - - ------------------

     Earnings per share are based on the weighted average number of common shares outstanding. Common stock equivalents (options and warrants) had no material effect on the earnings per share computation. All shares held by the DENTSPLY Employee Stock Ownership Plan are considered outstanding and are included in the earnings per share computation.

NOTE 2 - PENDING BUSINESS ACQUISITION
- - - - - - -------------------------------------

     On March 13, 1995, the Company announced that the Board of Directors approved the purchase of approximately 95% of the outstanding Capital Stock of Maillefer Instruments S.A. from Maillefer stockholders for 11,000 SFR per share in a cash transaction valued at approximately $67 million. Based in Switzerland, Maillefer Instruments is a manufacturer and distributor of principally endodontic instruments.

     The transaction is subject to due diligence, the execution of a definitive agreement, regulatory approvals and the satisfaction of customary closing conditions. The acquisition is expected to close in the second quarter of 1995 and will be accounted for under the purchase method of accounting.

NOTE 3 - INVENTORIES
- - - - - - --------------------

     Inventories consist of the following:

                                  December 31,      March 31,
                                      1994            1995
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 46,765        $ 52,101
     Work-in-process                  19,238          19,562
     Raw materials and supplies       22,896          25,435
                                    --------        --------
                                    $ 88,899        $ 97,098
                                    ========        ========

     Pre-tax income was $.4 million and $.3 million lower in the three months ended March 31, 1994 and 1995, respectively, as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1994 and March 31, 1995 by $2.2 million and $1.9 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
- - - - - - --------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,      March 31,
                                                1994            1995
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,130        $ 17,622
        Buildings and improvements              41,420          44,088
        Machinery and equipment                 61,103          63,848
        Construction in progress                 5,244           5,359
                                              --------        --------
                                               123,897         130,917
     Less: Accumulated depreciation             32,757          35,531
                                              --------        --------
                                              $ 91,140        $ 95,386
                                              ========        ========

NOTE 5 - DISCONTINUED OPERATIONS
- - - - - - --------------------------------

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. The medical operations include Eureka X-Ray Tube Corp. (Eureka), GENDEX Medical and CMW business units which manufacture medical x-ray tubes, medical x-ray systems and orthopedic bone cement, respectively. The net assets of CMW and substantially all of the net assets of Eureka were sold in the fourth quarter of 1994.

     Sales from these operations were $13.5 million and $5.2 million for the three months ended March 31, 1994 and 1995, respectively. Income before applicable income taxes for the three months ended March 31, 1994 and 1995 was $1.2 million and $-0-, respectively.

     The components of net assets of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

                                             December 31,     March 31,
                                                 1994            1995
                                             ------------    ------------
                                                    (in thousands)
   Accounts and notes receivable-trade, net    $  4,650        $  2,521
   Inventories                                    6,312           6,452
   Deferred income taxes                          4,130           4,130
   Prepaid expenses and other current assets      1,848             306
   Property, plant and equipment                  3,899           2,976
   Other noncurrent assets, net                   1,298           2,627
   Cost in excess of fair value
     of net assets acquired                       3,448           3,423
   Accounts payable and accrued liabilities     (11,272)         (9,138)
   Other liabilities                             (6,681)         (6,668)
                                               --------        --------
                                               $  7,632        $  6,629
                                               ========        ========

     The sale of the remaining operations comprising the medical business is expected to be completed in 1995.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
- - - - - - -----------------------------------------

     The increases from December 31, 1994 in Notes payable and current portion of long-term debt ($21.2 million) and Long-term debt ($18.4 million) were primarily due to utilization of the Company's credit facilities for the following transactions.

  - During the first quarter of 1995, the Company repurchased 1.1 million shares of its common stock for $38.4 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. The repurchased shares included .8 million shares from the McDonough family interests pursuant to an agreement entered into on February 8, 1995, in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

  - In March, 1995, the Company paid $11.0 million to acquire a product for the crown and bridge product line.

                        DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations. Management's discussion of the results of operations covers continuing operations and discontinued operations, separately.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

In the quarter ended March 31, 1995, net sales increased $6.3 million, or 4.9%, to $133.1 million from $126.8 million in the same period in 1994. Sales increased in Europe at a higher rate than in the United States and other international markets. The amount of the increase in the first quarter 1995 net sales attributed to a weaker U.S. dollar was more than offset by the additional two months sales reported in the first quarter 1994 due to the elimination of a reporting lag at two foreign locations.

Gross profit increased $5.3 million, or 8.7%, to $66.4 million from $61.1 million in the first quarter of 1994 as a result of higher net sales. As a percentage of net sales, gross profit increased from 48.2% in the quarter ended March 31, 1994 to 49.9% in the same period of 1995. The increase in the gross profit percentage was mainly due to an improvement in product mix and manufacturing cost efficiencies in the United States and Europe.

Selling, general and administrative expenses increased $4.3 million, or 10.9%. As a percentage of net sales, expenses increased from 30.9% in the quarter ended March 31, 1994 to 32.7% for the same period in 1995 primarily due to higher than normal marketing and sales expenses relating to several new product launches and a major bi-annual trade show held in Europe, as well as expenditures for the implementation of management information systems in Europe and increased spending for product development.

Income from continuing operations before income taxes of $21.5 million for the three months ended March 31, 1995 increased $1.4 million, or 6.8%, from $20.1 million in 1994 as a result of higher sales coupled with the increased gross profit percentage.

The Company's effective tax rate on income from continuing operations before income taxes decreased from 42.5% in the three months ended March 31, 1994 to 39.7% for the three months ended March 31, 1995 due mainly to lower foreign losses without tax benefit in 1995.

Earnings per share from continuing operations of $.48 for the three months ended March 31, 1995 increased $.06, or 14.3%, from $.42 in the same period in 1994.

Net sales from the discontinued medical business for the quarter ended March 31, 1995 were $5.2 million, a decrease of $8.3 million from the same period of 1994, as a result of the divestiture during the fourth quarter of 1994 of two of the three business units identified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

In March 1995, the Company paid $11.0 million to acquire a product for the crown and bridge product line.

Investing activities for the three months ended March 31, 1995 include capital expenditures of $2.7 million.

During the first quarter of 1995 the Company repurchased 1.1 million shares of its common stock for $38.4 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. The repurchased shares included .8 million shares from the McDonough family interests pursuant to an agreement entered into on February 8, 1995 in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

Excluding the net assets of discontinued operations, at March 31, 1995, the Company's current ratio was 1.7 with working capital of $82.7 million. This compares with a current ratio of 2.0 and working capital of $92.2 million at December 31, 1994.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service and the anticipated acquisition of Maillefer Instruments S.A., from funds generated from operations and amounts available under the existing Revolving Credit Agreement and a new $60.0 million term loan. The new term loan, which is expected to become effective during the second quarter of 1995, has the same maturity date, interest rate structure, and covenants as the Revolving Credit Agreement, but permits borrowing in pounds sterling and Swiss francs in addition to U.S. dollars.

For the three months ended March 31, 1995, cash flows from operating activities were $7.5 million compared to $8.2 million for the three months ended March 31, 1994.

IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.

                                  PART II
                             OTHER INFORMATION

Item 1 - Legal Proceedings

     DENTSPLY International Inc. (the "Company") and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits.  The following exhibits are filed herewith:
          ---------

                                                       Sequential
          Number    Description                         Page No.
          ------    -----------                        ----------

            11      Statement regarding computation        15
                    of earnings per share.

            27      Financial Data Schedule                16
                    (pursuant to Item 601(c)(iv) of
                    Regulation S-K, this exhibit shall
                    not be deemed filed for purposes
                    of Section 18 of the Securities
                    Exchange Act of 1934, as amended)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

Signatures
- - - - - - ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


     May 12, 1995             /s/  Burton C. Borgelt
- - - - - - --------------------          -----------------------------------
Date                          Burton C. Borgelt
                              Chairman and
                              Chief Executive Officer



     May 12, 1995             /s/  Edward D. Yates
- - - - - - --------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                           DENTSPLY INTERNATIONAL INC.
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE




Earnings per common share:
- - - - - - --------------------------



                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                               1994          1995
                                             --------      --------
                                            (in thousands, except per
                                                   share data)

Weighted average common shares
 outstanding                                   27,723        27,225

Income from continuing operations             $11,588       $12,972

Income from discontinued medical
 segment                                          767
                                              -------       -------

Net income                                    $12,355       $12,972
                                              =======       =======


Earnings per common share:

   From continuing operations                    $.42          $.48

   From discontinued operations                   .03           -
                                                 ----          ----
   Net income                                    $.45          $.48
                                                 ====          ====