Form 10-Q
period 1995-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1995-08-14
CIK 818479

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                               _______________________
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                  Commission File Number 0-16211

                   DENTSPLY International Inc.
_________________________________________________________________
      (Exact name of registrant as specified in its charter)

      Delaware                                    39-1434669
_________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


570 West College Avenue, P. O. Box 872, York, PA  17405-0872
_________________________________________________________________
(Address of principal executive offices)          (Zip Code)


                          (717) 845-7511
                      ______________________
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               ( X )  Yes            (   )  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 10, 1995 the Company had 27,062,669 shares of Common Stock outstanding, with a par value of $.01 per share.

                          Page 1 of  21
                                    ----
                    Exhibit Index at Page  18
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended       June 30, 1995
                              ------------------------




                               INDEX
                               -----


                                                          Page No.
                                                          --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    17
   Item 4 - Submission of Matters to a Vote of
              Security Holders...........................    17
   Item 6 - Exhibits and Reports on Form 8-K.............    18

   Signatures...........................................     19

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 (audited)      (unaudited)
                                                December 31,      June 30,
                                                    1994           1995
ASSETS                                          ------------   ------------
Current assets:                                        (in thousands)
  Cash and cash equivalents                      $   7,278      $   6,921
  Accounts and notes receivable-trade, net          78,771         94,126
  Inventories                                       88,899        132,143
  Prepaid expenses and other current assets         14,120         15,542
  Net assets of discontinued operations              7,632          4,776
                                                 ---------      ---------
     Total Current Assets                          196,700        253,508
Property, plant and equipment, net                  91,140        142,099
Other noncurrent assets, net                        10,214         13,904
Identifiable intangible assets, net                 35,532         36,223
Cost in excess of fair value of net
 assets acquired, net                              140,976        149,846
                                                 ---------      ---------
Total Assets                                     $ 474,562      $ 595,580
LIABILITIES AND STOCKHOLDERS' EQUITY             =========      =========
Current liabilities:
  Accounts payable and accrued liabilities       $  60,135      $  68,243
  Income taxes payable                              27,577         20,256
  Notes payable and current portion
   of long-term debt                                 9,150         24,074
                                                 ---------      ---------
     Total Current Liabilities                      96,862        112,573
Long-term debt                                      12,789         93,942
Deferred income taxes                               24,720         46,575
Other liabilities                                   40,854         45,785
                                                 ---------      ---------
     Total Liabilities                             175,225        298,875
                                                 ---------      ---------
Minority interests in consolidated subsidiary         -             3,934
                                                 ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 250,000
   shares authorized; no shares issued                -              -
  Common stock, $.01 par value; 100,000,000
   shares authorized; 27,845,288 and 26,919,669
   shares issued at December 31, 1994 and
   June 30, 1995, respectively                         278            269
  Capital in excess of par value                   182,087        146,321
  Retained earnings                                133,531        155,722
  Cumulative translation adjustment                    198          3,708
  Employee stock ownership plan reserve            (14,055)       (13,249)
  Treasury stock, at cost, 87,500 shares
   at December 31, 1994                             (2,702)          -
                                                 ---------      ---------
     Total Stockholders' Equity                    299,337        292,771
                                                 ---------      ---------
Total Liabilities and Stockholders' Equity       $ 474,562      $ 595,580
                                                 =========      =========
See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                            ----------------------   --------------------
                              1994        1995         1994        1995
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $127,967    $139,878     $254,815    $272,983
Cost of products sold         63,885      69,715      129,612     136,385
                            --------    --------     --------    --------
Gross profit                  64,082      70,163      125,203     136,598
Selling, general and
 administrative expenses      39,477      43,251       78,725      86,775
                            --------    --------     --------    --------

Operating income from
 continuing operations        24,605      26,912       46,478      49,823
Interest expense               1,984       2,395        4,065       4,001
Interest income                 (182)       (328)        (327)       (583)
Other (income) expense,
 net                            (722)      2,873         (926)      2,921
                            --------    --------     --------    --------

Income from continuing
 operations before income
 taxes                        23,525      21,972       43,666      43,484
Provision for income taxes     9,959       8,735       18,513      17,275
                            --------    --------     --------    --------

Income from continuing
 operations                   13,566      13,237       25,153      26,209
Income from the operation
 of discontinued Medical
 business (less applicable
 income taxes)                   468        -           1,236        -
                            --------    --------     --------    --------
Net income                  $ 14,034    $ 13,237     $ 26,389    $ 26,209
                            ========    ========     ========    ========


Earnings per common share:

From continuing operations      $.49        $.49         $.91        $.97

From discontinued operations     .02          --          .04          --
                                ----        ----         ----        ----
                                $.51        $.49         $.95        $.97
                                ====        ====         ====        ====
Weighted average common
 shares outstanding           27,760      26,875       27,742      27,049

See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                Six Months Ended
                                    June 30,
                                                     -------------------
                                                       1994       1995
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 26,389   $ 26,209
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    10,092     10,110
      Increase in inventories                          (9,810)   (10,924)
      Increase (decrease) in accounts payable           1,255     (3,452)
      Increase (decrease) in income taxes payable       1,550     (7,559)
      Other, net                                       (1,593)    (1,638)
                                                     --------   --------
Net cash provided by operating activities              27,883     12,746
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses                             -       (71,625)
   Property, plant and equipment additions             (5,946)    (6,731)
   Proceeds from disposal of Medical business            -         3,260
   Proceeds from sale of property, plant, and
    equipment                                              80      2,239
   Other, net                                             (87)      (367)
                                                     --------   --------
Net cash used in investing activities                  (5,953)   (73,224)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                    (135,914)   (18,757)
   Proceeds from long-term debt                        81,889     99,901
   Cash paid for treasury stock                          -       (38,400)
   Increase in bank overdrafts and other
    short-term debt                                    15,066     13,392
   Other, net                                           2,845      2,004
                                                     --------   --------
Net cash provided by (used in) financing activities   (36,114)    58,140
                                                     --------   --------

Effect of exchange rate changes on cash
 and cash equivalents                                  (1,087)     1,981
                                                     --------   --------
Net decrease in cash and cash equivalents             (15,271)      (357)
Cash and cash equivalents at beginning of period       17,984      7,278
                                                     --------   --------
Cash and cash equivalents at end of period           $  2,713   $  6,921
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  4,059   $  2,354
   Income taxes paid                                    8,151     22,174

See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


Supplemental disclosures of noncash transactions (in thousands):

The Company purchased all of the capital stock of KV33 Corporation for $11.5 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                    $ 14,329
    Cash paid for capital stock                       (11,450)
                                                     --------
    Liabilities assumed                              $  2,879
                                                     ========


The Company purchased approximately 96% of the capital stock of Maillefer Instruments, S.A. for $65.8 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                    $ 96,796
    Cash paid for capital stock                       (65,783)
                                                     --------
    Liabilities assumed                              $ 31,013
                                                     ========






See accompanying notes to unaudited consolidated condensed financial statements.



                          DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------
Balance at December 31, 1994     $  278     $182,087     $133,531     $   198       $(14,055)     $ (2,702)      $299,337

Exercise of stock options and
 warrants                           ---       (6,850)         ---         ---            ---         9,034          2,184
Tax benefit related to stock
 options and warrants exercised     ---        3,143          ---         ---            ---           ---          3,143
Repurchase of 1,125,000 shares
 of common stock                    ---          ---          ---         ---            ---       (38,400)       (38,400)
Cash dividends declared, $.15
 per share                          ---          ---       (4,018)        ---            ---           ---         (4,018)
Cancellation of 935,000 shares
 of treasury stock                   (9)     (32,059)         ---         ---            ---        32,068            ---
Translation adjustment              ---          ---          ---       3,510            ---           ---          3,510
Net change in ESOP reserve          ---          ---          ---         ---            806           ---            806
Net income                          ---          ---       26,209         ---            ---           ---         26,209
                                 ------     --------     --------     -------       --------      --------       --------

Balance at June 30, 1995         $  269     $146,321     $155,722     $ 3,708       $(13,249)     $    ---       $292,771
                                 ======     ========     ========     =======       ========      =========      =========





See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                               JUNE 30, 1995
                               -------------

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation
---------------------------

     The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. For the six months ended June 30, 1994, the financial statements for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH are included on a current basis as compared to a two month lag in 1993. Accordingly, the consolidated condensed statements of income and cash flows for the six months ended June 30, 1994 include eight months of operations for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH. The effects of this change in reporting were insignificant to the consolidated financial position and operations of the Company.

Inventories
-----------

     Inventories are stated at the lower of cost or market. At December 31, 1994 and June 30, 1995, the cost of $10.2 million or 11% and $9.5 million or 7%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out or average cost method.

Property, Plant and Equipment
-----------------------------

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

Earnings per Share
------------------

     Earnings per share are based on the weighted average number of common shares outstanding. Common stock equivalents (options and warrants) had no material effect on the earnings per share computation. All shares held by the DENTSPLY Employee Stock Ownership Plan are considered outstanding and are included in the earnings per share computation.

NOTE 2 - BUSINESS ACQUISITION
-----------------------------

         In June 1995, the Company purchased approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. (Maillefer) from Maillefer stockholders for 11,000 SFR per share in a cash transaction valued at approximately $65.8 million. Based in Switzerland, Maillefer Instruments is a manufacturer and distributor of principally endodontic instruments.

     The acquisition was accounted for under the purchase method of accounting and the results of Maillefer's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $65.8 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. Since the estimated fair value of net assets acquired exceeded the purchase price by approximately $15.4 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Maillefer occurred on January 1, 1994 (in thousands, except per share amounts):

                                           Six Months Ended June 30,
                                             1994             1995
                                           --------         --------
     Net sales                             $271,007         $290,172

     Income from continuing operations       26,001           28,234

     Earnings per share from continuing
      operations                                .94             1.04

     The pro forma information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                  December 31,       June 30,
                                      1994            1995
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 46,765        $ 75,328
     Work-in-process                  19,238          32,285
     Raw materials and supplies       22,896          24,530
                                    --------        --------
                                    $ 88,899        $132,143
                                    ========        ========

     Pre-tax income was $.2 million and $.4 million lower in the six months ended June 30, 1994 and 1995, respectively, as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1994 and June 30, 1995 by $2.2 million and $1.8 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,       June 30,
                                                1994            1995
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,130        $ 18,106
        Buildings and improvements              41,420          69,152
        Machinery and equipment                 61,103          87,475
        Construction in progress                 5,244           4,997
                                              --------        --------
                                               123,897         179,730
     Less: Accumulated depreciation             32,757          37,631
                                              --------        --------
                                              $ 91,140        $142,099
                                              ========        ========

NOTE 5 - SPECIAL CHARGES
------------------------

     During the quarter ended June 30, 1995, the Company recorded special charges which materially impacted the comparison with prior periods. These special charges, on a pre-tax basis, included the following (in thousands):

     Costs associated with consolidation of
       all executive functions in York,
       Pennsylvania                                           $2,460
     Loss on sale of corporate aircraft                          626
                                                              ------
                                                              $3,086
                                                              ======

     The impact of these expenses on earnings per share was $.07 per share in the quarter ended June 30, 1995.

NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

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

     Sales from these operations were $13.1 million and $4.8 million for the three months ended June 30, 1994 and 1995, respectively. Income before applicable income taxes for the three months ended June 30, 1994 and 1995 was $.7 million and $-0-, respectively. Sales for the six months ended June 30, 1994 and 1995 were $26.7 million and $10.0 million, respectively. Income before applicable income taxes for the six months ended June 30, 1994 and 1995 was $1.8 million and $-0-, respectively. The sale of the remaining operations comprising the medical business is expected to be completed in 1995.

     The components of net assets of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

                                             December 31,      June 30,
                                                 1994            1995
                                             ------------    ------------
                                                    (in thousands)
   Accounts and notes receivable-trade, net    $  4,650        $  2,591
   Inventories                                    6,312           7,077
   Deferred income taxes                          4,130           4,130
   Prepaid expenses and other current assets      1,848             281
   Property, plant and equipment, net             3,899           2,898
   Other noncurrent assets, net                   1,298           2,563
   Cost in excess of fair value of net assets
     acquired, net                                3,448           3,398
   Accounts payable and accrued liabilities     (11,272)        (11,514)
   Other liabilities                             (6,681)         (6,648)
                                               --------        --------
                                               $  7,632        $  4,776
                                               ========        ========

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1994 in Notes payable and current portion of long-term debt ($14.9 million) and Long-term debt ($81.2 million) were primarily due to utilization of the Company's credit facilities for the following transactions:

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

  - In March, 1995, the Company paid $11.5 million to acquire the outstanding capital stock of KV33 Corporation.

  - In June, 1995, the Company paid $65.8 million to acquire approximately 96% of the outstanding capital stock of Maillefer Instruments, S.A.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

In the quarter ended June 30, 1995, net sales increased $11.9 million, or 9.3%, to $139.9 million from $128.0 million in the same period in 1994. Sales increases in Europe, excluding the impact of the weaker U.S. dollar, were very strong, especially for consumable products. Sales in the United States and other international markets increased at a lower rate.

Gross profit increased $6.1 million, or 9.5%, to $70.2 million from $64.1 million in the second quarter of 1994 as a result of higher net sales. As a percentage of net sales, gross profit increased slightly from 50.1% in the quarter ended June 30, 1994 to 50.2% in the same period of 1995.

Selling, general and administrative expenses for the second quarter of 1995 increased $3.8 million, or 9.6%. As a percentage of net sales, expenses increased from 30.8% in the quarter ended June 30, 1994 to 30.9% for the same period in 1995. Marketing and selling expenses related to the promotion of new products, implementation costs for management information systems in Europe, and increased spending for product development were the main reasons for the expense increase.

The Company incurred other expense of $2.9 million in the second quarter of 1995 compared to other income of $.7 million in the second quarter of 1994. The Company took a one-time charge of $3.1 million in the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million or $.07 per share.

Income from continuing operations before income taxes of $22.0 million for the three months ended June 30, 1995 decreased $1.5 million, or 6.6%, from $23.5 million in 1994. Without the one-time charge for closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, income from continuing operations before income taxes for the second quarter of 1995 was $25.1 million, an increase of $1.5 million, or 6.5%, over the same period in 1994. This increase was mainly the result of higher net sales.

The Company's effective tax rate on income from continuing operations before income taxes decreased from 42.3% in the three months ended June 30, 1994 to 39.8% for the three months ended June 30, 1995 due mainly to lower foreign losses without tax benefit in 1995.

Earnings per share from continuing operations of $.49 for the three months ended June 30, 1995 equaled the year earlier period. Without the one-time charge to cover the costs of closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, earnings per share were $.56, an increase of $.07, or 14.3%, over the year earlier period.

Net sales from the discontinued medical business for the quarter ended June 30, 1995 were $4.8 million, a decrease of $8.3 million from the same period of 1994, as a result of the divestiture during the fourth quarter of 1994 of two of the three business units identified as discontinued operations.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

During the first six months of 1995, net sales increased by $18.2 million or 7.1%, to $273.0 million from $254.8 million in the same period of 1994. Sales increased in Europe at a higher rate than in the United States and other international markets. The amount of the increase in net sales for the first six months of 1995 attributable to a weaker U.S. dollar was significantly offset by the additional two months of sales reported in the first quarter of 1994 due to the elimination of a reporting lag at two foreign locations.

Gross profit increased $11.4 million or 9.1%, to $136.6 million from $125.2 million in the first six months of 1994 as a result of higher net sales. As a percentage of net sales, gross profit increased from 49.1% in the six months ended June 30, 1994 to 50.0% in the same period of 1995. The increase in the gross profit percentage was mainly due to an improvement in product mix and manufacturing cost efficiencies in the United States and Europe.

Selling, general and administrative expenses for the first six months of 1995 increased $8.1 million, or 10.2%. As a percentage of net sales, expenses increased from 30.9% in the six months ended June 30, 1994 to 31.8% for the same period of 1995, primarily due to higher than normal marketing and sales expenses relating to several new product launches, the on-going promotion of these new products, and a major bi-annual trade show held in Europe, as well as expenditures for the implementation of management information systems in Europe and increased spending for product development.

The Company incurred other expense of $2.9 million for the first six months of 1995, compared to other income of $.9 million in the same period of 1994. The Company took a one-time charge of $3.1 million in the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million or $.07 per share.

Income from continuing operations before income taxes of $43.5 million for the six months ended June 30, 1995 decreased $.2 million, or .4%, from $43.7 million in 1994. Without the one-time charge for closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, income from continuing operations before income taxes for the first six months of 1995 was $46.6 million, an increase of $2.9 million, or 6.7%, over the same period of 1994.

The Company's effective tax rate on income from continuing operations before income taxes decreased from 42.4% in the six months ended June 30, 1994 to 39.7% for the six months ended June 30, 1995 due mainly to lower foreign losses without tax benefit in 1995.

Earnings per share from continuing operations of $.97 for the six months ended June 30, 1995 increased $.06, or 6.6%, from $.91 in the same period of 1994. Without the one-time charge to cover the costs of closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, earnings per share were $1.04, an increase of $.13, or 14.3%, over the year earlier period.

Net sales from the discontinued medical business for the six months ended June 30, 1995 were $10.0 million, a decrease of $16.7 million from the same period in 1994 as a result of the divestiture during the fourth quarter of 1994 of two of the three business units identified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

In March 1995, the Company paid $11.5 million to acquire the outstanding capital stock of KV33 Corporation (KV33), based in Tucson, Arizona. KV33 designs, develops, manufactures, and markets disposable articulators for the dental laboratory market, and is the leading manufacturer and distributor of disposable articulators in the United States. Articulators are used by dental laboratory technicians to replicate human jaw movement when performing restorative procedures such as crown and bridge restorations. KV33 plastic articulators are a cost-effective, disposable alternative to conventional multi-use metal articulators which require routine disinfecting.

In June 1995, the Company acquired approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. (Maillefer) in a cash transaction for $65.8 million. Maillefer is the world's leading manufacturer and distributor of endodontic instruments. Based in Ballaigues, Switzerland, Maillefer's product offerings include endodontic broaches, files, burs, pins and post systems, surgical twist drills, and a variety of other instruments and accessory products. Maillefer products have achieved a world class reputation for high quality through continuous new, innovative research and development and state-of-the-art manufacturing processes.

The Company obtained the funds for the aforementioned acquisitions from a new $60.0 million term loan (which has the same maturity date, interest rate structure, and covenants as the Company's existing $175.0 million Bank Revolving Loan Facility), short-term bank borrowings, and cash on hand.

Investing activities for the six months ended June 30, 1995 include capital expenditures of $6.7 million.

During 1995 the Company repurchased 1.1 million shares of its common stock for $38.4 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. The repurchased shares included .8 million shares from the McDonough family interests pursuant to an agreement entered into on February 8, 1995 in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

Excluding the net assets of discontinued operations, at June 30, 1995, the Company's current ratio was 2.2 with working capital of $136.2 million. This compares with a current ratio of 2.0 and working capital of $92.2 million at December 31, 1994. The increase was primarily due to the acquisition of Maillefer.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, and debt service from funds generated from operations and amounts available under the existing Revolving Credit Agreement.

For the six months ended June 30, 1995, cash flows from operating activities were $12.7 million compared to $27.9 million for the six months ended June 30, 1994. The decrease is due mainly to higher income tax payments. In 1995, income tax payments included taxes on the gain from the disposal of the medical business. Income tax payments for 1994 were reduced by the deduction of the prepayment penalty on the repayment of the senior debt in January 1994.

IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.

                                  PART II
                             OTHER INFORMATION

Item 1 - Legal Proceedings

     In June 1995, the United States Department of Justice issued to the Company a Civil Investigative Demand to determine if there has been a violation of the federal antitrust laws as a result of policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. This matter is currently pending with the Department of Justice. It is the Company's position that the conduct and activities of the Trubyte Division do not violate federal antitrust laws.

     The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a)  On May 24, 1995, the Company held its 1995 Annual Meeting of
        Stockholders.

   (b)  Not applicable, pursuant to Instruction 3 of Item 4 of this Form
        10-Q.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.   Election of Class III Directors:

                                   Votes        Authority      Broker
                                    For         Withheld       Non-Votes
                                 ----------     ---------      ---------
          Michael J. Coleman     22,871,329      186,770          -0-
          Arthur A. Dugoni,
           D.D.S., M.S.D.        22,905,587      152,512          -0-
          John C. Miles II       22,799,699      258,400          -0-
          W. Keith Smith         22,881,939      176,160          -0-

     2. Proposal to ratify the appointment of KPMG Peat Marwick LLP, independent certified accountants, to audit the books and accounts of the Company for the year ending December 31, 1995:

               Votes For:  22,901,217        Votes Against:  54,145
               Abstentions:   102,737        Broker Non-Votes:  -0-

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        ---------
        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation
                  of earnings per share.                      20

          27 Financial Data Schedule (pursuant to Item 601(c)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities
                  Exchange Act of 1934, as amended)           21

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995. On July 17, 1995 the Company filed Form 8-K reporting the acquisition of Maillefer Instruments, S.A.

Signatures
__________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


  August 14, 1995             /s/  Burton C. Borgelt
____________________          ___________________________________
Date                          Burton C. Borgelt
                              Chairman and
                              Chief Executive Officer



  August 14, 1995             /s/  Edward D. Yates
____________________          ___________________________________
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                           DENTSPLY INTERNATIONAL INC.
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE




Earnings per common share:
--------------------------



                                Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                ------------------    -------------------
                                  1994      1995        1994       1995
                                --------  --------    --------   --------
                                  (in thousands, except per share data)

Weighted average common
 shares outstanding               27,760    26,875      27,742     27,049


Income from continuing
 operations                     $ 13,566  $ 13,237    $ 25,153   $ 26,209


Income from discontinued
 medical segment                     468      -          1,236       -
                                --------  --------    --------   --------

Net income                      $ 14,034  $ 13,237    $ 26,389   $ 26,209
                                ========  ========    ========   ========



Earnings per common share:

   From continuing operations       $.49      $.49        $.91       $.97

   From discontinued operations      .02        --         .04         --
                                    ----      ----        ----       ----

   Net income                       $.51      $.49        $.95       $.97
                                    ====      ====        ====       ====