Form 10-Q
period 1995-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1995-11-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                               _______________________

                                 OR

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At
November 10, 1995 the Company had 26,950,669 shares of Common
Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  21
                                    ----
                    Exhibit Index at Page  19
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended   September 30, 1995
                              ------------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    17
   Item 6 - Exhibits and Reports on Form 8-K.............    17

   Signatures...........................................     18

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (audited)      (unaudited)
                                               December 31,   September 30,
                                                   1994           1995
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   7,278      $   4,241
  Accounts and notes receivable-trade, net         78,771         89,519
  Inventories                                      88,899        129,649
  Prepaid expenses and other current assets        14,120         16,290
  Net assets of discontinued operations             7,632          4,915
                                                ---------      ---------
     Total Current Assets                         196,700        244,614
Property, plant and equipment, net                 91,140        137,214
Other noncurrent assets, net                       10,214         12,867
Identifiable intangible assets, net                35,532         34,822
Cost in excess of fair value of net
 assets acquired, net                             140,976        150,313
                                                ---------      ---------
Total Assets                                    $ 474,562      $ 579,830
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable and accrued liabilities      $  60,135      $  71,488
  Income taxes payable                             27,577         15,642
  Notes payable and current portion
   of long-term debt                                9,150         12,912
                                                ---------      ---------
     Total Current Liabilities                     96,862        100,042
Long-term debt                                     12,789         90,104
Deferred income taxes                              24,720         41,932
Other liabilities                                  40,854         44,666
                                                ---------      ---------
     Total Liabilities                            175,225        276,744
                                                ---------      ---------
Minority interests in consolidated subsidiary        -             3,938
                                                ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 250,000
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100,000,000
   shares authorized; 27,845,288 and 27,079,669
   shares issued at December 31, 1994 and
   September 30, 1995, respectively                   278            271
   Capital in excess of par value                 182,087        150,028
   Retained earnings                              133,531        163,179
   Cumulative translation adjustment                  198          2,870
   Employee stock ownership plan reserve          (14,055)       (12,857)
   Treasury stock, at cost, 87,500 and
   130,000 shares at December 31, 1994
   and September 30, 1995, respectively            (2,702)        (4,343)
                                                ---------      ---------
     Total Stockholders' Equity                   299,337        299,148
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 474,562      $ 579,830
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial
statements.                          3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                            --------------------     --------------------
                              1994        1995         1994        1995
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $129,930    $137,330     $384,745    $410,313
Cost of products sold         64,315      74,411      193,927     210,796
                            --------    --------     --------    --------
Gross profit                  65,615      62,919      190,818     199,517
Selling, general and
 administrative expenses      41,032      45,577      119,757     132,352
                            --------    --------     --------    --------

Operating income from
 continuing operations        24,583      17,342       71,061      67,165
Interest expense               2,068       2,564        6,133       6,565
Interest income                 (271)       (316)        (598)       (899)
Other (income) expense,
 net                             167        (699)        (759)      2,222
                            --------    --------     --------    --------

Income from continuing
 operations before income
 taxes                        22,619      15,793       66,285      59,277
Provision for income taxes     8,838       6,314       27,351      23,589
                            --------    --------     --------    --------

Income from continuing
 operations                   13,781       9,479       38,934      35,688
Income from the operation
 of discontinued Medical
 business (less applicable
 income taxes)                    75         -          1,311         -
                            --------    --------     --------    --------
Net income                  $ 13,856    $  9,479     $ 40,245    $ 35,688
                            ========    ========     ========    ========

Earnings per common share:

From continuing operations      $.50        $.35        $1.40        $1.32

From discontinued operations      -           -           .05          -
                                ----        ----        -----        -----
                                $.50        $.35        $1.45        $1.32
                                ====        ====        =====        =====

Dividends per common share     $.075       $.075        $.075        $.225

Weighted average common
 shares outstanding           27,805      27,001       27,763       27,033

See accompanying notes to unaudited consolidated condensed financial statements.
                                     4

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                               Nine Months Ended
                                 September 30,
                                                     -------------------
                                                       1994       1995
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 40,245   $ 35,688
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    14,971     16,487
      (Increase) decrease in accounts and notes
       receivable-trade, net                          (15,326)     1,516
      Increase in inventories                         (10,384)    (8,581)
      (Increase) decrease in prepaid expenses
       and other current assets                         8,236       (397)
      Increase (decrease) in income taxes payable       4,203    (11,967)
      Other, net                                        3,934      2,059
                                                     --------   --------
Net cash provided by operating activities              45,879     34,805
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired        -      (74,204)
   Property, plant and equipment additions             (9,963)   (11,835)
   Proceeds from disposal of Medical business            -         3,260
   Proceeds from sale of property, plant, and
    equipment                                             124      2,294
   Other, net                                             (89)       (11)
                                                     --------   --------
Net cash used in investing activities                  (9,928)   (80,496)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                    (156,705)   (41,552)
   Proceeds from long-term debt                        89,317    125,717
   Cash paid for treasury stock                          -       (42,703)
   Increase (decrease) in bank overdrafts and
    other short term debt                              13,366     (3,894)
   Other, net                                           3,302      4,034
                                                     --------   --------
Net cash provided by (used in) financing activities   (50,720)    41,602
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                    (908)     1,052
                                                     --------   --------
Net decrease in cash and cash equivalents             (15,677)    (3,037)
Cash and cash equivalents at beginning of period       17,984      7,278
                                                     --------   --------
Cash and cash equivalents at end of period           $  2,307   $  4,241
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  5,573   $  4,337
   Income taxes paid                                   14,476     28,954

See accompanying notes to unaudited consolidated condensed financial statements.
                                     5

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
                                                     ========


The Company purchased approximately 96% of the capital stock of Maillefer Instruments, S.A. for $65.8 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Estimated fair value of assets acquired          $ 94,983
    Cash paid for capital stock                       (65,798)
                                                     --------
    Liabilities assumed                              $ 29,185
                                                     ========


The Company purchased the assets of Dunvale Corporation for $1.8 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                   $  2,030
     Cash paid for assets                              (1,839)
                                                     --------
     Liabilities assumed                             $    191
                                                     ========



















See accompanying notes to unaudited consolidated condensed financial statements.
                                    6




                          DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1994     $  278     $182,087     $133,531     $   198       $(14,055)     $ (2,702)      $299,337

Exercise of stock options and
 warrants                             2       (4,794)         ---         ---            ---         9,034          4,242
Tax benefit related to stock
 options and warrants exercised     ---        4,754          ---         ---            ---           ---          4,754
Repurchase of 1,255,000 shares
      of common stock               ---          ---          ---         ---            ---       (42,703)       (42,703)
Cash dividends declared, $.225
 per share                          ---          ---       (6,040)        ---            ---           ---         (6,040)

Cancellation of 935,000 shares
 of treasury stock                   (9)     (32,019)         ---         ---            ---        32,028            ---
Translation adjustment              ---          ---          ---       2,672            ---           ---          2,672
Net change in ESOP reserve          ---          ---          ---         ---          1,198           ---          1,198
Net income                          ---          ---       35,688         ---            ---           ---         35,688
                                 ------     --------     --------     -------       --------      --------       --------

Balance at September 30, 1995    $  271     $150,028     $163,179     $ 2,870       $(12,857)     $ (4,343)      $299,148
                                 ======     ========     ========     =======       ========      ========       ========









See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                            SEPTEMBER 30, 1995
                            ------------------

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation
---------------------------

     The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. For the nine months ended September 30, 1994, the financial statements for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH are included on a current basis as compared to a two month lag in 1993. Accordingly, the consolidated condensed statements of income and cash flows for the nine months ended September 30, 1994 include eleven months of operations for Gendex Dental Systems S.r.l. and Gendex Dental Systeme GmbH. The effects of this change in reporting were insignificant to the consolidated financial position and operations of the Company. Minority interests in net income of consolidated subsidiary is not material and is included in other (income) expense, net.

Inventories
-----------

     Inventories are stated at the lower of cost or market. At December 31, 1994 and September 30, 1995, the cost of $10.2 million or 11% and $9.4 million or 7.3%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out or average cost method.

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

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

     In March 1995, the Company purchased all of the outstanding capital stock of KV33 Corporation ("KV33") in a cash transaction value at $11.5 million. The acquisition was accounted for under the purchase method of accounting and the results of KV33's operations have been included in the accompanying financial statements since the date of acquisition. The excess ($10.2 million) of acquisition cost over net assets acquired is being amortized over 25 years. Pro forma information has been omitted due to immateriality.

      In June 1995, the Company purchased approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. ("Maillefer") from Maillefer stockholders for SFR11,000 per share in a cash transaction valued at approximately $65.8 million. Based in Switzerland, Maillefer
Instruments is a manufacturer and distributor of principally endodontic instruments.

     The acquisition was accounted for under the purchase method of accounting and the results of Maillefer's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $65.8 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. Since the estimated fair value of net assets acquired exceeded the purchase price by approximately $19.5 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Maillefer occurred on January 1, 1994 (in thousands, except per share amounts):

                                           Nine Months Ended September 30,
                                             1994                  1995
                                           --------              --------
     Net sales                             $409,205              $427,676

     Income from continuing operations       39,844                38,280

     Earnings per share from continuing
      operations                               1.44                  1.42


     The pro forma information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented.

     The difference of $.10 per share between actual and pro forma results in 1995 is primarily due to the inclusion in the pro forma results of five additional months of Maillefer operations and various timing differences between actual and pro forma income statement recognition of the effects of purchase price accounting.

     In September 1995, the Company announced the signing of a Letter of Intent to purchase the dental manufacturing and distribution operations of Tulsa Dental Instruments LLC for $75 million in cash and an earn-out provision based on the operating performance of the acquired business. The transaction is subject to due diligence, the execution of a definitive agreement, regulatory approvals and the satisfaction of customary closing conditions. The transaction is expected to close in 1996.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                  December 31,    September 30,
                                      1994            1995
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 46,765        $ 73,112
     Work-in-process                  19,238          29,438
     Raw materials and supplies       22,896          27,099
                                    --------        --------
                                    $ 88,899        $129,649
                                    ========        ========

     Pre-tax income was $.5 million lower in the nine months ended September 30, 1994 and 1995, as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1994 and September 30, 1995 by $2.2 million and $1.7 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,    September 30,
                                                1994            1995
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,130        $ 17,581
        Buildings and improvements              41,420          66,961
        Machinery and equipment                 61,103          87,088
        Construction in progress                 5,244           6,220
                                              --------        --------
                                               123,897         177,850
     Less: Accumulated depreciation             32,757          40,636
                                              --------        --------
                                              $ 91,140        $137,214
                                              ========        ========

NOTE 5 - SPECIAL CHARGES
------------------------

     During the nine months ended September 30, 1995, the Company recorded, in other income, special charges which materially impacted the comparison with prior periods. These special charges, on a pre-tax basis, included the following (in thousands):

     Costs associated with consolidation of all executive
       functions in York, Pennsylvania                        $2,460
     Loss on sale of corporate aircraft                          626
                                                              ------
                                                              $3,086
                                                              ======

     The impact of these expenses on earnings per share was $.07 per share in the nine months ended September 30, 1995.

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

     Sales from these operations were $12.2 million and $4.9 million for the three months ended September 30, 1994 and 1995, respectively. Income before applicable income taxes for the three months ended September 30, 1994 and 1995 was $.1 million and $-0-, respectively. Sales for the nine months ended September 30, 1994 and 1995 were $38.9 million and $14.9 million, respectively. Income before applicable income taxes for the nine months ended September 30, 1994 and 1995 was $1.9 million and $-0-, respectively. The sale of the remaining operations comprising the medical business is expected to be completed in 1996.

     The components of net assets of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

                                             December 31,    September 30,
                                                 1994            1995
                                             ------------    ------------
                                                    (in thousands)
   Accounts and notes receivable-trade, net    $  4,650        $  2,683
   Inventories                                    6,312           6,922
   Deferred income taxes                          4,130           4,130
   Prepaid expenses and other current assets      1,848             360
   Property, plant and equipment, net             3,899           2,760
   Other noncurrent assets, net                   1,298           2,476
   Cost in excess of fair value of net assets
     acquired, net                                3,448           3,373
   Accounts payable and accrued liabilities     (11,272)        (11,241)
   Other liabilities                             (6,681)         (6,548)
                                               --------        --------
                                               $  7,632        $  4,915
                                               ========        ========
                                    11

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1994 in Notes payable and current portion of long-term debt ($3.8 million) and Long-term debt ($77.3 million) were primarily due to utilization of the Company's credit facilities for the following transactions:

  - During the nine months ended September 30, 1995, the Company repurchased 1.3 million shares of its common stock for $42.7 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. The repurchased shares included .8 million shares from the McDonough family interests pursuant to an agreement entered into on February 8, 1995, in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

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

                        DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 Compared to Quarter Ended September 30,
1994

In the quarter ended September 30, 1995, net sales increased $7.4 million, or 5.7%, to $137.3 million from $129.9 million in the same period in 1994. Sales in the United States decreased due to discontinuing certain dealer incentives which previously had the effect of encouraging dealers to place stocking orders during the third quarter. Sales increased in Europe and other international markets. Maillefer Instruments S.A. (Maillefer) accounted for a significant portion of the sales increase in Europe.

Gross profit decreased $2.7 million, or 4.1%, to $62.9 million from $65.6 million in the third quarter of 1994. As a percentage of net sales, gross profit decreased from 50.5% in the quarter ended September 30, 1994 to 45.8% in the same period of 1995. In 1994, the dealer incentives favorably impacted sales mix towards higher margin products and the resulting higher sales volume improved overhead absorption, thereby increasing the gross margin percentage. In addition, the gross margin percentage in 1995 was impacted by lower margins on the sale of Maillefer products due to purchase accounting.

Selling, general and administrative expenses for the third quarter of 1995 increased $4.5 million, or 11.1%. As a percentage of net sales, expenses increased from 31.6% in the quarter ended September 30, 1994 to 33.2% for the same period in 1995. The main reason for the percentage increase is that the higher United States sales level in 1994 attributed to dealer incentives was achieved with minimal additional selling, general and administrative costs. In addition, the Company incurred severance costs in 1995 relating to cost reduction programs in North America and Europe.

The Company recognized other income of $.7 million in the third quarter of 1995 compared to other expense of $.2 million in the third quarter of 1994. Exchange gains due to the strengthening of the U.S. dollar were the main reason for the other income.

Income from continuing operations before income taxes of $15.8 million for the three months ended September 30, 1995 decreased $6.8 million, or 30.2%, from $22.6 million in 1994.

The Company's effective tax rate on income from continuing operations before income taxes was 40.0% for the three months ended September 30, 1995, compared to 39.1% for the three months ended September 30, 1994.

Earnings per share from continuing operations of $.35 for the three months ended September 30, 1995 decreased $.15, or 30.0% from $.50 for the three months ended September 30, 1994.

Net sales from the discontinued medical business for the quarter ended September 30, 1995 were $4.9 million, a decrease of $7.3 million from the same period of 1994, as a result of the divestiture during the fourth quarter of 1994 of two of the three business units identified as discontinued operations.
                                    13

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

During the first nine months of 1995, net sales increased by $25.6 million, or 6.6%, to $410.3 million from $384.7 million in the same period of 1994. Sales in the United States decreased due to discontinuing certain dealer incentives which previously encouraged dealers to place stocking orders in the third quarter of the year. Excluding the impact these incentives had on sales in 1994, sales would have increased in the United States in 1995. After adjusting for the impact of Maillefer and the weaker U.S. dollar, sales in Europe also increased. The amount of the increase in net sales for the first nine months of 1995 attributable to a weaker U.S. dollar was significantly offset by the additional two months of sales reported in the first quarter of 1994 due to the elimination of a reporting lag at two foreign locations.

Gross profit increased $8.7 million, or 4.6%, to $199.5 million from $190.8 million in the first nine months of 1994 as a result of higher net sales. As a percentage of net sales, gross profit decreased from 49.6% in the nine months ended September 30, 1994 to 48.6% in the same period of 1995. In 1994, the dealer incentives favorably impacted sales mix towards higher margin products and the resulting higher sales volume improved overhead absorption, thereby increasing the gross margin percentage. In addition, the gross margin percentage in 1995 was impacted by lower margins on the sale of Maillefer products due to purchase accounting.

Selling, general and administrative expenses for the first nine months of 1995 increased $12.6 million, or 10.5%. As a percentage of net sales, expenses increased from 31.1% in the nine months ended September 30, 1994 to 32.3% for the same period of 1995. The main reason for the percentage increase is that the higher United States sales level in 1994 attributed to dealer incentives was achieved with minimal additional selling, general and administrative costs. In addition, 1995 was impacted by higher than normal expenditures for new product promotions and the implementation of management information systems in Europe.

The Company incurred other expenses of $2.2 million for the first nine months of 1995, compared to other income of $.8 million in the same period of 1994. The Company took a one-time charge of $3.1 million in the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million, or $.07 per share.

Income from continuing operations before income taxes of $59.3 million for the nine months ended September 30, 1995 decreased $7.0 million, or 10.6%, from $66.3 million in 1994. Without the one-time charge for closing down the Executive Offices in Illinois and consolidation of executive operations in York, Pennsylvania, income from continuing operations before income taxes for the first nine months of 1995 was $62.4 million, a decrease of $3.9 million, or 5.9%, over the same period of 1994.

The Company's effective tax rate on income from continuing operations before income taxes decreased from 41.3% in the nine months ended
September 30, 1994 to 39.8% for the nine months ended September 30, 1995 due primarily to lower foreign losses without tax benefit in 1995.

Earnings per share from continuing operations of $1.32 for the nine months ended September 30, 1995 decreased $.08, or 5.7%, from $1.40 for the nine months ended September 30, 1994. Without the one-time charge in the second
                                   14
quarter to cover the costs of closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, earnings per share were $1.39, a decrease of $.01 over the year earlier period.

Net sales from the discontinued medical business for the nine months ended September 30, 1995 were $14.9 million, a decrease of $23.9 million from the same period in 1994 as a result of the divestiture during the fourth quarter of 1994 of two of the three business units identified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

In March 1995, the Company paid $11.5 million to acquire the outstanding capital stock of KV33 Corporation ("KV33"), based in Tucson, Arizona. KV33 designs, develops, manufactures, and markets disposable articulators for the dental laboratory market, and is the leading manufacturer and distributor of disposable articulators in the United States. Articulators are used by dental laboratory technicians to replicate human jaw movement when performing restorative procedures such as crown and bridge restorations. KV33 plastic articulators are a cost-effective, disposable alternative to conventional multi-use metal articulators which require routine disinfecting.

In June 1995, the Company acquired approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. ("Maillefer") in a cash transaction for $65.8 million. Maillefer is the world's leading manufacturer and distributor of endodontic instruments. Based in Ballaigues, Switzerland, Maillefer's product offerings include endodontic broaches, files, burs, pins and post systems, surgical twist drills, and a variety of other instruments and accessory products. Maillefer products have achieved a world class reputation for high quality through continuous new, innovative research and development and state-of-the-art manufacturing processes.

The Company obtained the funds for the aforementioned acquisitions from a new $60.0 million term loan (which has the same maturity date, interest rate structure, and covenants as the Company's existing $175.0 million Bank Revolving Loan Facility), short-term bank borrowings, and cash on hand.

Investing activities for the nine months ended September 30, 1995 include capital expenditures of $11.8 million.

During 1995 the Company repurchased 1.26 million shares of its common stock for $42.7 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. The repurchased shares included .8 million shares from the McDonough family interests pursuant to an agreement entered into on February 8, 1995 in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

Excluding the net assets of discontinued operations, at September 30, 1995, the Company's current ratio was 2.4 with working capital of $139.7 million. This compares with a current ratio of 2.0 and working capital of $92.2 million at December 31, 1994. The increase was primarily due to the acquisition of Maillefer.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, and debt service and the anticipated acquisition of the dental manufacturing and distribution operation of Tulsa Dental Instruments LLC, from funds generated from operations and amounts available under the existing Revolving Credit Agreement.

For the nine months ended September 30, 1995, cash flows from operating activities were $34.8 million compared to $45.9 million for the nine months ended September 30, 1994. The decrease is due mainly to higher income tax payments. In 1995, income tax payments included taxes on the gain from the disposal of the medical business. Income tax payments for 1994 were reduced by the deduction of the prepayment penalty on the repayment of the senior debt in January 1994.

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

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        ---------
        Number    Description
        ------    -----------
          11      Statement regarding computation
                  of earnings per share.

          27      Financial Data Schedule
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        On July 17, 1995 the Company filed a Form 8-K (Items 2 and 7) reporting the acquisition of Maillefer Instruments, S.A.
        Amendment No. 1 to this Form 8-K was filed on Form 8-K/A on September 15, 1995. Financial statements filed with Form 8-K/A were as follows:

        (1) Financial statements of Maillefer Instruments, S.A. for the year ended December 31, 1994

             (a)  Balance Sheet
             (b)  Income Statement
             (c)  Notes to the Financial Statements
             (d)  Generally Accepted Accounting Principles (GAAP)
                  Reconciliation

        (2)  Pro Forma Financial Information

             (a) Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1995
             (b) Pro Forma Condensed Consolidated Statements of Income for the three months ended March 31, 1995 and for the year ended December 31, 1994.
             (c) Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

Signatures
__________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 November 14, 1995            /s/  Burton C. Borgelt
____________________          ___________________________________
Date                          Burton C. Borgelt
                              Chairman and
                              Chief Executive Officer



 November 14, 1995            /s/  Edward D. Yates
____________________          ___________________________________
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation
                  of earnings per share.                      20

          27      Financial Data Schedule                     21
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)

                           DENTSPLY INTERNATIONAL INC.
                                   EXHIBIT 11
                        COMPUTATION OF EARNINGS PER SHARE




Earnings per common share:
--------------------------



                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                ------------------    -------------------
                                  1994      1995        1994       1995
                                --------  --------    --------   --------
                                  (in thousands, except per share data)

Weighted average common
 shares outstanding               27,805    27,001      27,763     27,033



Income from continuing
 operations                     $ 13,781  $  9,479    $ 38,934   $ 35,688



Income from discontinued
 medical segment                      75      -          1,311       -
                                --------  --------    --------   --------

Net income                      $ 13,856  $  9,479    $ 40,245   $ 35,688
                                ========  ========    ========   ========



Earnings per common share:

   From continuing operations       $.50      $.35       $1.40      $1.32

   From discontinued operations       --        --         .05        --

                                    ----      ----       -----       ----

   Net income                       $.50      $.35       $1.45      $1.32
                                    ====      ====       =====      =====