Form 10-K405
period 1995-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1996-04-01
CIK 818479

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[  X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995

                                OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________ to ____________

                   Commission file number 0-16211

                   DENTSPLY International Inc.
          (Exact name of registrant as specified in its charter)

             Delaware                            39-1434669
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

    570 West College Avenue, York, Pennsylvania     17405-0872
    (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:  (717) 845-
7511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
- -------------------     -----------------------------------------
       None                          Not applicable

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,003,713,275 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

The number of shares of the registrant's common stock outstanding as of the close of business on March 1, 1996 was 26,953,269.

               DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                             PART I


Item 1.  Business
- -----------------
General

     DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, designs, develops, manufactures and markets products in two principal categories: dental consumable and laboratory products, and dental equipment. Dental consumable and laboratory products include artificial teeth, endodontic instruments and materials, impression materials, restorative materials, crown and bridge materials, prophylaxis paste, dental sealants and dental implants. Dental equipment includes dental x-ray systems, handpieces, cutting instruments, and ultrasonic scalers and polishers.

     The Company is the surviving corporation of the merger (the "Merger") of a company formerly known as "Dentsply International Inc." ("Old Dentsply") with and into the Company effective June 11, 1993. In connection with the Merger, the Company changed its name to "DENTSPLY International Inc." Prior to the Merger, the Company's name was GENDEX Corporation ("Gendex").

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. The divestiture was part of the Company's strategy to focus its resources on the expansion of its core dental business. The medical operations include the Eureka X-Ray Tube ("Eureka"), GENDEX Medical and CMW business units which manufacture medical x-ray tubes, medical x-ray systems and orthopedic bone cement, respectively. The net assets of CMW were sold on November 22, 1994, and substantially all of the net assets of Eureka were sold in two transactions on November 23 and December 16, 1994. Substantially all of the net assets of GENDEX Medical were sold on March 6, 1996.

     On January 10, 1996, the Company completed the acquisition of the dental manufacturing and distribution operations of Tulsa Dental Products LLC ("Tulsa"). Tulsa manufactures and distributes endodontic instruments and materials. The operations of Tulsa are included in the discussion of the Company, its business, properties and employees.

Market Overview

     Professional Dental Products

     General. The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY believes that demand in a given geographic market for dental procedures and products varies according to the stage of social, economic and technical development that the market has attained. Geographic markets for DENTSPLY's dental products can be categorized into the three stages of development described below.

     The United States, Canada, Western Europe, the United Kingdom and Japan are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditure on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures, including periodontia (the treatment of the structure supporting the teeth), endodontia (the revitalization of teeth that would otherwise require extraction), orthodontia (the movement and realignment of teeth for improved function and aesthetics), gnathology (the treatment of temporomandibular joint
(TMJ) dysfunction and occlusive modification), implantology (the insertion of prosthetic devices to provide support for partial or full dentures) and cosmetic dentistry. These markets require varied and complex dental products, such as advanced cleaning and scaling equipment and related solutions, light-cured bonding and restorative compounds, precision-molded and customized crowns, bridges, implants and other prosthodontic devices, materials and instruments used in endodontic procedures, and aesthetically accurate stains and tints. These markets also utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

     In certain countries in Central America, South America and the Pacific Rim, dental care is often limited to the excavation and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental care. These markets demand diverse products such as high and low speed handpieces, restorative compounds, finishing devices and custom restorative devices.

     In the People's Republic of China, India, Eastern Europe, the Commonwealth of Independent States, and other developing countries, dental ailments are treated primarily through tooth extraction and denture replacement. These procedures require basic surgical instruments, artificial teeth for dentures and bridgework, and anchoring devices such as posts.

     The Company offers products and equipment for use in markets at each of these stages of development. The Company believes that as each of these markets develops, demand for more technically advanced products will increase. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well to take advantage of continued growth in all of the markets that it serves.

     United States. The market for professional dental products in the United States has experienced significant growth in recent years. Statistics published by the U.S. Department of Health and Human Services indicate that annual United States spending on dental products and services increased from $25.3 billion to $40.0 billion from 1987 to 1994, or 6.8% per annum.

     The Company believes that the United States market will continue to be influenced by favorable demographic trends, increasing coverage of dental care by private insurance and government programs, and an intensifying focus on preventive dental care. The percentage of the United States population over age 65 is expected to nearly double by the year 2030, to 22%, and this segment of the population commands a relatively high level of discretionary income. The Company believes that as the number of older, more affluent Americans increases, the demand for restorative and cosmetic dental procedures will increase as these individuals seek to retain their natural teeth and improve their appearance.

     The Company also believes that the United States market will increasingly demand products which reduce the risks of infection and patient cross-contamination. This growing demand reflects increasing government regulation, professional practice guidelines and public attention focused on preventing the transmission in the dental office of infectious diseases such as hepatitis-B and the virus that causes acquired immune deficiency syndrome. The Company offers products to address the growing market for infection control products, such as sterilizable dental handpieces and cutting instruments, single-use prophylaxis pastes, disposable prophy angles and infection control barriers, and intends to continue to develop and acquire products to address this market.

     DENTSPLY expects insurance coverage of dental care to play an important role in the United States market. According to the National Center for Health Statistics, approximately 45% of the United States population is covered by some form of dental insurance, up from 35% in 1980. While insurance coverage has been increasing, the Health Care Finance Review indicates that, in 1993, approximately 50% of dental expenditures were paid for directly by the consumer. Products

     DENTSPLY's two principal dental product lines are consumable and laboratory products, and equipment. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and tradenames in the industry, including ASH(Registered Trademark), CAULK(Registered Trademark), CAVITRON(Registered Trademark),
CERAMCO(Registered Trademark), DENTSPLY(Registered Trademark), DETREY(Trademark), GENDEX(Registered Trademark), MIDWEST(Registered Trademark), R&R(Registered Trademark), RINN(Registered Trademark),
TRUBYTE(Registered Trademark), MAILLEFER(Trademark),
PROFILE(Registered Trademark) and THERMAFIL(Registered Trademark).
Sales of the Company's professional dental products from continuing operations accounted for approximately 95%, 96% and 97% of DENTSPLY's consolidated sales for 1995, 1994 and 1993, respectively.

     Consumable and Laboratory Products. Consumable and laboratory products consist of dental sundries used in dental offices in the treatment of patients and in dental laboratories in the preparation of dental appliances, such as crowns and bridges. The Company manufactures approximately 1,200 different consumable and laboratory products marketed under more than 70 brand names. Consumable and laboratory products include:

          Resin-Based and Porcelain Artificial Teeth: Artificial teeth replace natural teeth lost through deterioration, disease or injury. The Company's artificial teeth are marketed under the TRUBYTE(Registered Trademark) and PORTRAIT(Trademark) IPN(Registered Trademark) trade names, among others, and are produced by the Company in York, Pennsylvania, Brazil and Germany in some 15,000 combinations of shapes, sizes and shades.

          Impression Materials: Impression materials are used to make molds of teeth for fitting crowns, bridges and dentures. DENTSPLY's
     JELTRATE(Registered Trademark), BLUEPRINT(Trademark),
     REPROSIL(Registered Trademark) and AQUASIL(Trademark) impression materials are designed to increase the rate of successful impressions without retakes and to set quickly to minimize patient discomfort.

          Restorative Materials: Restorative materials are used in sealing, lining and filling excavated tooth cavities and repairing broken or damaged teeth, and include amalgams, bonding agents, light-cured composites and glass ionomer filling materials for more aesthetic restorations. The Company's DYRACT(Trademark) product is a revolutionary, patented, single component restorative material featuring simplicity in delivery combined with excellence in restorative results. The Company's PRISMA(Trademark) AP.H(Registered Trademark), PRISMA(Trademark) TP.H(Trademark) and TP.H(Trademark) SPECTRUM(Trademark) universal composite materials permit restorations to be performed on either the anterior or posterior teeth using the same material, and are rapidly replacing older, single-purpose composite materials. The Company's recently introduced ADVANCE(Trademark) Hybrid Ionomer Cement is a resin modified, fluoride-releasing glass ionomer cement with superior adhesion to metal for crown and bridge work while helping to prevent secondary caries and extending the life of a restoration. PRIME & BOND(Trademark) 2.0 is a unique, one-bottle dental adhesive system which combines the functions of a primer and an adhesive in a simple-to-use single component formula. PRIME & BOND(Trademark) 2.0's proprietary resin formulation has significantly improved the mechanical properties of the cured primer/adhesive, thus greatly enhancing the long-term marginal integrity of stress-bearing restorations at both dentin and enamel margins. DENTSPLY also markets the DISPERSALLOY(Registered Trademark), UNISON(Registered Trademark) and MEGALLOY(Trademark) lines of restorative amalgams;
     DELTON(Registered Trademark) and DENTON(Registered Trademark) PLUS
     (with fluoride release) brand dental sealants; and ADAPTIC(Registered Trademark) self-cured composite.

          Crown and Bridge Porcelains and Ceramics: These porcelain and ceramic products are used by dental laboratories in making crowns, bridges, inlays and onlays for restorative dental procedures, where aesthetics are particularly important, and to provide functional biting and chewing surfaces that appear and feel natural. The Company produces specialty crown and bridge porcelain materials and fully automatic programmable porcelain furnaces, as well as castable ceramic materials, used by dental laboratories. Product offerings include the CERAMCO(Registered Trademark) line, and in Europe, the DETREY(Trademark) CARAT(Trademark) line of specialty crown and bridge porcelain products for use as fixed prosthetics.

          Endodontic Instruments and Materials: These products are used in root canal treatment of severely damaged or decayed teeth. With the recent acquisition of Maillefer Instruments S.A. ("Maillefer") and Tulsa, the Company has an extensive endodontic product offering including broaches, files, and other endodontic materials and instruments. The SUREFLEX(Trademark) NICKEL TITANIUM FILE features superior flexibility and shape memory which allows the instrument to follow the path of the root canal. The Company's PROFILE(Registered Trademark)
     SERIES 29(Registered Trademark) line of endodontic files offer a standard 29 percent increase between the tip diameters of each size instrument for a smooth, progressive enlargement from one file to the next. PROFILE(Registered Trademark) .04 TAPERS(Registered Trademark) feature non-standard tapers constructed from super-flexible nickel titanium for use in a controlled, slow-speed, high-torque rotary dental handpiece. The THERMAFIL(Registered Trademark) product line offers a method of root canal obturation (filling) that provides a three-dimensional seal allowing ease of placement and precise apical control.

          Dental Implant Systems: Under the CORE-VENT(Trademark) brand name, DENTSPLY offers a line of endosseous root form dental implants and abutments which are designed to accommodate each of the four anatomical zones found in human jaws. These products include
     Screw-Vent(Registered Trademark) (threaded screw),
     Core-Vent(Registered Trademark) (hollow basket),
     Bio-Vent(Registered Trademark) (press-fit cylinders) and Micro-Vent(Registered Trademark) (press-fit threaded), that are retained in the bone of the oral cavity and provide fixation points for dental restorations. Under an agreement with Core-Vent(Registered Trademark)

     Corporation, DENTSPLY holds exclusive worldwide marketing and distribution rights to these dental implants for up to 10 years.

          Protective Supplies: These products are designed to ameliorate possible sources of patient cross-contamination of infectious disease, and include RITE-ANGLE(Registered Trademark) and NUPRO(Registered Trademark) Disposable Prophy Angles (disposable mechanical devices used by dentists and hygienists to clean and polish teeth), hand cleansers, disposable barriers, enzymatic cleansers and needle stick prevention devices.

          Other Consumable and Laboratory Products: Other products produced by the Company for use in dental offices and laboratories include NUPRO(Registered Trademark) prophylaxis paste that is used in cleaning and polishing teeth and the VERTEX(Registered Trademark) disposable articulator used in dental laboratories to simulate the dynamic movement of teeth against one another.

     Dental Equipment. DENTSPLY's dental equipment product lines include high and low speed handpieces, intraoral lighting systems, dental cutting instruments, ultrasonic scalers and polishers, and x-ray systems and related support equipment and accessories.

          Handpieces: Under the MIDWEST(Trademark) brand name, DENTSPLY manufactures and distributes a line of high-speed and low-speed air-driven handpieces and intraoral lighting systems and distributes carbide and specialty burs. High-speed handpieces are the primary instruments utilized by dentists for restorative, prosthodontic and aesthetic procedures. Low-speed handpieces may also be used in these procedures and in procedures which require more control and higher torque, such as removal of soft decay, tooth cleaning and polishing, and chairside adjustment of dentures. Handpiece intraoral lighting systems supply light to the fiber optic bundles in the handpieces through tubes that also provide air and water to the handpiece.

          Dental Cutting Instruments: The Company distributes MIDWEST(Trademark) carbide and specialty burs. Regular carbide burs are the most commonly used dental cutting instruments in the North American market. Carbide burs mounted in handpieces are used as milling tools. While these burs are primarily used for cavity excavation, the variety of available shapes allows for alternative uses such as limited trimming and finishing techniques. Specialty burs are designed to cut and remove metal alloy dental restorations, to produce smooth surfaces on composite materials, amalgams, gold, enamel and dentin, and for gross reduction of tooth anatomy in preparation for fitting crowns and normal cavity excavations.

          Ultrasonic Scalers and Polishers: DENTSPLY manufactures and distributes the CAVITRON(Registered Trademark) ultrasonic scaler (which uses ultrasonic waves to remove hardened tooth calculus which results from the interaction of plaque, saliva and food particles), the PROPHY-JET(Registered Trademark) 30 Air Polishing Prophylaxis Unit (which cleans, polishes and buffs the tooth surface after scaling is completed) and the CAVITRON(Trademark) JET (which combines both ultrasonic scaling and air polishing prophylaxis in one multi-function unit). The Company also produces the CAVITRON(Trademark) MED (which delivers medicaments directly to pockets below the gum surface in periodontic treatments). DENTSPLY manufactures a variety of inserts for use with its ultrasonic prophylaxis units. The FOCUSED SPRAY(Trademark) INSERT brings water directly to the instrument tip and focuses water where it is most needed. The SLIMLINE(Trademark) Ultrasonic Insert is 40 percent thinner than standard ultrasonic inserts and allows subgingival ultrasonic instrumentation at depths up to 7 mm.

          Dental X-Ray Systems: The Company offers a full line of dental x-ray equipment for intraoral, panoramic and cephalometric procedures, all marketed under the GENDEX(Registered Trademark) brand name. Intraoral films provide a view of a particular area of tooth and jaw structure. Panoramic x-rays utilize a moving x-ray tube and provide an image of the entire oral cavity, an image that is particularly valuable to oral surgeons and orthodontists. Cephalometric systems permit precise, repeatable positioning of the patient's skull so that images taken at different times can be compared.

          The Company markets VISUALIX(Trademark), a real time, digital video x-ray system. Through its solid state, intraoral x-ray sensor and associated computer, the VISUALIX(Trademark) system allows the dentist to produce radiographic images without using film. X-rays generated by a standard system strike the sensor. The image is then displayed on a computer screen, where it can be enlarged, enhanced and manipulated. The image may also be stored for future retrieval. The extremely sensitive sensor provides excellent image quality with a significantly lower x-ray dosage compared to film.

          X-Ray Support Equipment: Under the RINN(Trademark) brand name, DENTSPLY manufactures and distributes x-ray film mounts, film holders and related equipment and accessories. X-ray film mounts are used as organizing, storage and retrieval holders for dental x-ray films. Film holders are film positioning devices used in taking dental x-ray films which ensure the alignment of the x-ray beam to the intraoral film. Equipment and accessories include film viewers, film duplicators, chair-side darkrooms, patient aprons, developing chemicals and x-ray collimating devices.

          The GXP(Trademark) Processor, which develops intraoral, panoramic, and cephalometric x-ray film, features a closed chemical recirculation system so that potentially environmentally hazardous solutions may be disposed of properly. Film enters and exits in the front of the processor, thereby allowing placement of the unit flush against a wall to conserve space.

     DENTSPLY also supplies specialty chemical binders, refractory particles, investment mold materials and related products to the precision investment casting industry, which produces metal parts of complex geometry and "near net" shapes requiring little or no subsequent machining or finishing.

Marketing, Sales and Distribution

     The market for DENTSPLY's dental products is primarily comprised of dentists, dental hygienists, dental assistants, dental laboratories and dental schools. DENTSPLY focuses its marketing efforts on both the dental professionals who are the end users of its products and the dealers who distribute certain of those products. DENTSPLY employs highly trained, product- specific sales and technical staffs to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its customers. DENTSPLY's marketing efforts seek to capitalize on the strength of the Company's brand names and international infrastructure to expand sales of new and existing products throughout the world, including emerging dental markets in the Pacific Rim, Central and South America and Eastern Europe.

     DENTSPLY's product-specific sales force is divided into domestic and foreign field selling organizations, each of which is responsible for maintaining contact with both dealers and dental professionals. The dental sales force includes approximately 300 domestic representatives, approximately 325 international representatives and approximately 30 telemarketers who support the domestic representatives. This sales force is further divided into product-based teams. Each specialized sales force tailors its sales strategy to the particular sales and technical support requirements of its customers. Sales personnel attend over 100 dental trade shows each year where the Company's products are exhibited to dental professionals and dealers. Sales personnel also routinely participate with dealers to disseminate product information and conduct product demonstrations, seminars, study groups and lectures for dental professionals. In addition, DENTSPLY invests significant amounts in advertising in national and international dental publications.

     DENTSPLY distributes its dental products primarily through approximately 350 domestic and over 800 foreign dealers and importers. While the overwhelming majority of DENTSPLY's products are distributed through dental dealers, certain highly technical products such as the Company's CERAMCO(Registered Trademark) line of crown and bridge procelain products and dental implants are sold directly to the dental laboratory or dentist.

     DENTSPLY also maintains seven educational facilities. The Company's facilities in York, Pennsylvania; Burlington, New Jersey; Dreieich, Germany; and Weybridge, England are used for training, product demonstrations and seminars and to promote interest in and understanding of the use of DENTSPLY's dental laboratory products. The DENTSPLY Educational Center in York provides personalized training in both fixed and removable prosthodontic specialties. Additional teaching facilities are maintained in Milford, Delaware; Konstanz, Germany; and Hong Kong for training dental professionals in the use of consumable dental products. The Company also offers many seminars throughout the world in such areas as endodontics, crown and bridge porcelain and ceramics, restoratives and dental implant systems.

Product Development

     During 1995, 1994 and 1993, approximately $12.3 million, $10.9 million and $10.3 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products. DENTSPLY employs approximately 175 scientists, engineers and technicians dedicated to product development. The Company believes that its product development programs are critical in meeting market demands and achieving future growth. The Company also sponsors independent clinical research projects aimed at developing, adapting and testing new technologies for use in DENTSPLY products. From time to time, the Company contracts with independent consultants and engineers to augment efforts to develop new products.

Manufacturing and Technical Expertise

     DENTSPLY believes that its manufacturing capabilities are critical to its success. The Company continues to automate its global manufacturing operations in order to remain a low cost producer.

     The manufacture of the Company's products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company's products.

     The manufacture of artificial teeth and dental composites involves expertise in polymer chemistry. A polymer is a compound of high molecular weight derived through the combination of many smaller molecules or by the condensation of many smaller molecules through the elimination of water or alcohol. DENTSPLY manufactures certain lines of artificial teeth by a process that disperses the polymeric molecules found within cross-linked polymers, thereby improving the tooth's resistance to blushing, whitening, crazing and disintegration. Another line of artificial teeth utilizes an ultra-high viscosity polypropylene that significantly increases wear resistance.

     Visible light-cured composites utilize a single paste that immediately polymerizes when exposed to a light source. DENTSPLY's PRISMA(Trademark) TP.H(Trademark)light-cured composites contain non- radiopaque fillers of approximately .02-.08 microns in size. The small size of this filler increases the bonding power of the composite. It also permits the material to be polished in order to more accurately replicate the color of a natural tooth. Basic, self-cured (self-hardened) composites are formed by combining two pastes that trigger polymerization when reacted.

     The Company manufactures extremely high quality endodontic instruments using production equipment designed and manufactured in-house. In general, the equipment used is not available on the external market.

     Dental handpiece manufacturing technology requires precision machining of component parts to extremely tight tolerances in order to accommodate the operating speed of the air-driven turbine, which exceeds 350,000 r.p.m. in high speed handpieces, and the wide range of applications for which the unit is used. These tolerances require dimensional machining to as little as 15 millionths of an inch to produce the delicate balance necessary for a quiet, smooth-running turbine with minimal vibration. The Company utilizes "computer numerically controlled" (CNC) machines and computer-assisted design software in its handpiece manufacturing processes.

     Production of the Company's x-ray products involves a variety of manufacturing disciplines. For example, the manufacture of x-ray tubes requires expertise in high-temperature metallurgy, sophisticated glass blowing techniques, and the ability to evacuate molecular impurities from the x-ray tube through degasification. The Company also designs and fabricates printed circuit boards, assembles electrical harnesses, fabricates sheet metal, and engages in precision machining, painting and high-tension coil winding in connection with the manufacturing of its x-ray products.

Foreign Operations

     The Company conducts its business in over 100 foreign countries, principally through its foreign subsidiaries which operate 35 foreign facilities (including thirteen manufacturing operations). DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland and England. The Company also has a significant market presence in Central and South America, Australia, Hong Kong, Thailand, India, Philippines and Japan. DENTSPLY has established joint ventures and marketing activities in the People's Republic of China and the Commonwealth of Independent States. In 1996, a 100 percent-owned subsidiary, including a manufacturing facility, will be established in the People's Republic of China. Manufacturing operations in India will also commence in 1996.

     For 1995, 1994 and 1993, the Company's sales outside the United States, including export sales, accounted for approximately 48%, 45% and 42%, respectively, of consolidated net sales from continuing operations. As a result of the Company's significant international presence, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The Company actively manages its currency risk exposures. Fluctuations in exchange rates have not had a material adverse impact upon the Company's financial position.

Competition

     The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental materials and equipment industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high-quality and innovative products, its leadership in product development and manufacturing, and its commitment to customer service and technical support.

     The size and number of the Company's competitors vary by product line and from region to region. There are many companies which produce some, but not all, of the same types of products as those produced by the Company. Certain of DENTSPLY's competitors may have greater resources than does the Company in certain of its product offerings.

Regulation

     The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state requirements. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products.

     Dental devices of the types sold by the Company are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. The Company believes that it is in compliance with FDA regulations applicable to its products and manufacturing operations.

     All dental amalgam filling materials, including those manufactured and sold by the Company, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated to them. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA premarket approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination.

     The introduction and sale of dental products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. Some of these regulatory requirements are more stringent than those applicable in the United States. DENTSPLY believes that it is in substantial compliance with the foreign regulatory requirements that are applicable to its products and manufacturing operations.

Sources and Supply of Raw Materials

     All of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are available from numerous sources. No single supplier accounts for a significant percentage of DENTSPLY's raw material requirements.

Trademarks and Patents

     The Company's trademark properties are important and contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products, and carefully monitors trademark use worldwide. DENTSPLY also owns and maintains several hundred foreign and domestic patents. Although the protection afforded to the Company by these patents is advantageous to its business, the

Company does not consider that its business is materially dependent on its patents.

Employees

     As of March 15, 1996, the Company and its subsidiaries had approximately 5,070 employees, of whom approximately 3,070 were engaged in manufacturing operations, approximately 1,335 were engaged in sales and distribution, approximately 490 were engaged in finance and administration, and approximately 175 were engaged in research and product development activities. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2000; hourly workers at the Company's Cavitron Products facility in Long Island City, New York are represented by Local No. 431 of the International Union of Electronic, Electrical, Technical, Salaried and Machine Workers, AFL-CIO, under a collective bargaining agreement that expires on November 3, 1998; and hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on May 31, 1997. The Company believes that its relationship with its employees is good.

Item 2.  Properties
- -------------------
     As of March 15, 1996, DENTSPLY maintains manufacturing facilities at the following locations:

                                                          Leased
Location                       Function                  or Owned
- --------                       --------                  --------
York, Pennsylvania     Manufacture and distribution of     Owned
                       artificial teeth and other dental
                       laboratory products; export of
                       dental products; marketing and
                       sales of dental equipment;
                       manufacture and distribution of
                       preventive dental products;
                       corporate headquarters

Des Plaines, Illinois  Manufacture and assembly of dental  Leased handpieces and components and
                       dental x-ray equipment

Milford, Delaware      Manufacture and distribution of     Owned
                       consumable dental products

Long Island City,      Manufacture and distribution of     Leased
 New York              dental equipment

Las Piedras,           Manufacture of crown and bridge     Owned
 Puerto Rico           materials

Chicago, Illinois      Manufacture of dental x-ray         Owned
                       equipment

Elgin, Illinois        Manufacture of dental x-ray film    Owned
                       holders, film mounts and
                       accessories

Maumee, Ohio           Manufacture and distribution of     Owned
                       investment casting products

Commerce, California   Manufacture and distribution of     Leased
                       investment casting products

Johnson City,          Manufacture and distribution of     Leased
 Tennessee             endodontic instruments and
                       materials

Petropolis, Brazil     Manufacture and distribution of     Owned
                       artificial teeth and consumable
                       dental products

Paraiba Do Sol,        Manufacture and distribution of     Leased
 Brazil                gutta percha

Dreieich, Germany      Manufacture and distribution of     Owned
                       artificial teeth and other dental
                       laboratory products

Konstanz, Germany      Manufacture and distribution of     Owned
                       consumable dental products;
                       distribution of dental equipment

Milan, Italy           Manufacture and distribution of     Leased
                       dental x-ray equipment

Mexico City, Mexico    Manufacture and distribution of     Owned
                       dental products

Weybridge, England     Manufacture and distribution of     Owned
                       dental products

Plymouth, England      Manufacture and distribution of     Leased
                       dental hand instruments

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           plastic components and packaging
                       material

Le Creux,              Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Moscow, Russia         Manufacture and distributon of      Leased
                       consumable dental products

New Dehli, India       Manufacture and distribution of     Leased
                       dental products


     In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at three other United States locations and at 13 international locations in nine foreign countries. Of the 16 United States and international sites used exclusively for sales and distribution, one is owned by the Company and the remaining 15 are leased. The Company also maintains sales offices in various countries throughout the world.

     DENTSPLY believes that its properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3.  Legal Proceedings
- --------------------------

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

     In May 1994, Core-Vent Corporation and Dr. Gerald Niznick filed an equity action against DENTSPLY in Common Pleas Court in York County, Pennsylvania, arising out of the terms of an April 1991 Exclusive Distribution Agreement ("Agreement"). The action sought to enjoin DENTSPLY from publishing certain marketing materials for dental implant products. DENTSPLY countersued alleging that the Agreement, or in the alternative an amendment to the Agreement, should be terminated because of the misconduct of Dr. Niznick. The case has been referred to arbitration pursuant to the terms of the Agreement and both parties have amended their pleadings to allege monetary damages. Core-Vent and Dr. Niznick are alleging damages of up to $25,478,000 for loss of market share. DENTSPLY is vigorously contesting these claims in the arbitration hearing and believes these claims to be without merit.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 15, 1996.

      Name         Age                  Position
      ----         ---                  --------
Burton C. Borgelt   63        Chairman of the Board
John C. Miles, II   54        President and Chief Executive
                              Officer
W. William Weston   48        Senior Vice President, European Group

Michael R. Crane    55        Senior Vice President, North
                              American Group
Edward D. Yates     52        Senior Vice President and Chief
                              Financial Officer
Thomas L. Whiting   53        Senior Vice President, Pacific Rim,
                              Latin America, Gendex, and Tulsa Dental
J. Patrick Clark    54        Vice President, Secretary and
                              General Counsel


     Burton C. Borgelt assumed the position of Chairman of the Board effective January 1, 1996. Prior to that Mr. Borgelt was named Chairman of the Board and Chief Executive Officer of the Company upon the resignation of John J. McDonough as Chief Executive Officer on February 8, 1995. Prior to Mr. McDonough's resignation, Mr. Borgelt served as Chairman of the Board and a director of the Company following the Merger. Prior thereto, Mr. Borgelt served as Chairman of the Board and Chief Executive Officer of Old Dentsply commencing in March 1989 and as the Chief Executive Officer and a director of Old Dentsply commencing in February 1981.

     John C. Miles was named President and Chief Executive Officer effective Janury 1, 1996. Prior to that he was President and Chief Operating Officer and a director of the Company since the Merger. Prior to that time he served as President and Chief Operating Officer and a Director of Old Dentsply commencing in January 1990. From January 1988 until December 1989, Mr. Miles served as Senior Vice President/International Operations of Old Dentsply. He was Director of European Operations of Old Dentsply from May 1986 to December 1987, and from June 1985 to April 1986 he was General Manager of Old Dentsply's York Laboratory Products Division (presently known as the Trubyte Division). From 1978 to June 1985, Mr. Miles was employed in various capacities with Rhone-Poulenc, most recently as Senior Vice President--General Manager of its Systems Division.

     Michael R. Crane was named Senior Vice President, North
American Group effective January 1, 1996. Prior to that he was Senior Vice President, Europe, Mideast, Africa and Commonwealth of Independent States of the Company effective in early 1995 and prior thereto he served as Senior Vice President, International Operations of the Company since the Merger, and in a similar capacity with Old Dentsply commencing in November 1989. Prior to that time, he served as Vice President Sales/Marketing for Whaledent International, a division of IPCO Corporation.

    W. William Weston was named Senior Vice President, European Group of the Company effective January 1, 1996. Prior to that Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

     Edward D. Yates has been Senior Vice President and Chief Financial Officer of the Company since the Merger and prior thereto served in a similar capacity with Old Dentsply commencing in March 1991. From January 1990 until March 1991, he served as Old Dentsply's Controller. Prior to that time, he was the Treasurer of Old Dentsply. Mr. Yates is a Certified Public Accountant.

     Thomas L. Whiting was named Senior Vice President, Pacific Rim, Latin America, Gendex, and Tulsa Dental of the Company in July 1994, to be effective in early 1995. Prior to this appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division since the Merger, and prior thereto served in the same capacity with Old Dentsply since joining Old Dentsply in 1987. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

     J. Patrick Clark has been Vice President, Secretary and General Counsel of the Company since the Merger and prior thereto served as General Counsel and Secretary of Old Dentsply since 1986.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
- ----------------------------------------------------------
Stockholder Matters
- -------------------

     The information set forth under the caption "Supplemental Stock Information" in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 5.

Item 6.  Selected Financial Data
- --------------------------------

     The information set forth under the caption "Selected Financial Data" in
Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 6.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations
- -----------------------------------

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 7.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

     The information set forth under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Management's Financial Responsibility" and "Independent Auditors' Report" of KPMG Peat Marwick LLP in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 8.

Item 9.  Changes in and Disagreements with Accountants on
- ---------------------------------------------------------
Accounting and Financial Disclosure
- -----------------------------------

     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

Item 11.  Executive Compensation
- --------------------------------

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and
- -------------------------------------------------------------
Management
- ----------

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

     The information set forth under the subcaption "Executive
Compensation--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference to this Item 13.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
Form 8-K
- --------
                                                       Sequential
     (a)  Documents filed as part of this Report        Page No.
          --------------------------------------       ----------

          1.  Supplemental Stock Information               33

          2.  Selected Financial Data                      34

          3.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   36

          4.  Financial Statements and Supplementary
              Data
              --------------------------------------
              The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

              Management's Financial Responsibility        40

              Independent Auditors' Report of
              KPMG Peat Marwick LLP                        41

              Consolidated Statements of Income
              for the years ended December 31,
              1995, 1994 and 1993                          42

              Consolidated Balance Sheets as of
              December 31, 1995 and 1994                   44

              Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1995, 1994 and
              1993                                         45

              Consolidated Statements of Cash
              Flows for the years ended
              December 31, 1995, 1994 and 1993             47

              Notes to Consolidated Financial
              Statements                                   51

                                                       Sequential
          5.  Financial Statement Schedules             Page No.
              -----------------------------            ----------
              The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

              Schedule II - Valuation and qualifying       74
                     accounts

                   Financial statement schedules not listed above have been
              omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

          3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual
                Report on Form 10-K.

                Exhibit
                Number                     Description
                -------                    -----------
                   3.1        Certificate of Incorporation (1)
                   3.2        By-Laws, as amended (1)
                   4.1        Stock Purchase Agreement dated
                              March 27, 1991 by and among the
                              Company, John J. McDonough and
                              Robert Fleming Nominees (2)*
                   4.2        Form of Stock Purchase Agreement dated as of
                              September 30, 1991 and effective as of March 27,
                              1991 by and between the Company and [Strong Stock
                              Funds] (3)
                   4.3        Stock Purchase Agreement dated as
                              of September 30, 1991 and effective
                              as of March 27, 1991 by and between
                              the Company and Harbor Investments
                              Ltd. (3)
                   4.4  (a)   Competitive Advance, Revolving
                              Credit and Guaranty Agreement,
                              dated as of November 15, 1993,
                              among the Company, the guarantors
                              named therein, the banks named
                              therein, and Chemical Bank, as
                              agent  (Note:  All attachments have
                              been omitted.  Copies of such
                              attachments will be furnished
                              supplementally to the Securities
                              and Exchange Commission upon
                              request.) (11)
                        (b)   First Amendment, dated as of
                              December 23, 1994, to Competitive
                              Advance, Revolving Credit and
                              Guaranty Agreement (12)
                  10.1  (a)   1987 Employee Stock Option Plan
                              (4)*
                        (b)   Amendment No. 1 to the Company's
                              1987 Employee Stock Option Plan
                              (5)*
                  10.2  (a)   Investment Agreement, dated as of
                              August 8, 1987, by and among the
                              Company, John J. McDonough, the
                              John J. McDonough Children's Trust
                              and M&I Ventures Corporation (4)*
                        (b)   Amendment to Investment Agreement, dated as of
                              October 26, 1989, by and among the Company, John

                              J. McDonough, the John J. McDonough
                              Children's trust and M&I Ventures
                              Corporation (4)*
                  10.3        Amended and Restated to Split Dollar Insurance
                              Agreement between The McDonough Insurance Trust
                              and the Company dated as of October 25, 1995.
                  10.4        Guaranty Agreement dated May 3,
                              1989 among Edwin J. McDonough,
                              Allison McDonough, John J.
                              McDonough, Jr., Joseph F.
                              McDonough, and Dana L. McDonough
                              and the Company (6)*
                  10.5        Guarantee and Collateral Pledge
                              Agreement dated May 3, 1989 by and
                              among Edwin J. McDonough, Allison
                              McDonough, John J. McDonough, Jr.,
                              Joseph F. McDonough and Dana L.
                              McDonough and the Company (6)*
                  10.6        (a) Letter Agreement dated June 29, 1990 by and
                              between Cravey, Green & Wahlen Incorporated and
                              the Company (3)*
                        (b)   Stock Purchase Warrant dated August 28, 1990
                              issued to Cravey, Green & Wahlen Incorporated by
                              the Company (2)*
                        (c)   Stock Purchase Warrant Plan adopted
                              February 25, 1993 (7)
                  10.7        1992 Stock Option Plan adopted May
                              26, 1992 (8)*
                  10.8        Employee Stock Ownership Plan as
                              amended effective as of December 1,
                              1982, restated as of January 1,
                              1991 (12)*
                  10.9  (a)   Retainer Agreement dated December
                              29, 1992 between the Company and
                              State Street Bank and Trust Company
                              ("State Street") (9)
                        (b)   Trust Agreement between the Company
                              and State Street Bank and Trust
                              Company dated as of August 11, 1993
                              (11)
                        (c)   Amendment to Trust Agreement
                              between the Company and State
                              Street Bank and Trust Company
                              effective August 11, 1993 (11)
                  10.10       DENTSPLY Stock Option Conversion
                              Plan approved June 23, 1993 (9)*
                  10.11       Employment Agreement dated January
                              1, 1996 between the Company and

                              Burton C. Borgelt *
                  10.12 (a)   Employment Agreement dated as of
                              December 31, 1987 between the
                              Company and John C. Miles, II (9)*
                        (b)   Amendment to Employment Agreement
                              between the Company and John C.
                              Miles, II dated February 16, 1996,
                              effective January 1, 1996 *
                  10.13       Employment Agreement dated as of
                              December 31, 1987, as amended as of
                              February 8, 1990, between the
                              Company and Leslie A. Jones (9)*
                  10.14       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Michael R. Crane (9)*
                  10.15       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Edward D. Yates (9)*
                  10.16       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and J. Patrick Clark (9)*
                  10.17       Employment Agreement dated January
                              1, 1996 between the Company and W.
                              William Weston *
                  10.18       Employment Agreement dated January
                              1, 1996 between the Company and
                              Thomas L. Whiting *
                  10.19 (a)   Merger Agreement and Schedules
                              thereto (the "Kestrel Merger
                              Agreement") dated August 9, 1990 by
                              and among the Company, Kestrel
                              Merging Corp. ("Merging Corp."),
                              Kestrel Dental Corporation
                              ("Kestrel"), Midwest, Rinn
                              Corporation ("Rinn") and the
                              holders (the "Kestrel
                              Shareholders") of all of the issued
                              and outstanding capital stock of
                              Kestrel (10)
                        (b)   Amendment to the Kestrel Merger
                              Agreement and Settlement Agreement
                              dated March 6, 1991 by and among
                              the Company, Merging Corp.,
                              Kestrel, Midwest, Rinn and the
                              Kestrel Shareholders (2)
                  10.20 (a)   Amended and Restated Real Estate
                              Sale and Leaseback Agreement dated
                              August 1, 1991, between Midwest and
                              McDonough Partners I, relating to
                              the sale and leaseback of 901 West
                              Oakton Street, Des Plaines,
                              Illinois (3)*

                        (b)   Lease dated September 4, 1991 by
                              and between the Company and
                              McDonough Partners I (3)*
                  10.21       Environmental Indemnity Agreement dated September
                              4, 1991 by and among the Company, McDonough
                              Partners I and The Penn Insurance Annuity Company
                              (3)*
                  10.22       Subordination, Non Disturbance and
                              Attornment Agreement, dated September 4, 1991 by
                              and among the Company, McDonough Partners I and
                              The Penn Insurance and Annuity
                              Company (3)*
                  10.23       Purchase of Assets Agreement dated
                              as of April 27, 1992, as amended
                              through September 28, 1992, between
                              the Company and Johnson & Johnson.
                              (Note:  All attachments except the
                              Toll Manufacturing Agreements have
                              been omitted.  Copies of such
                              attachments will be furnished to
                              the Securities and Exchange
                              Commission supplementally upon
                              request.) (9)
                  10.24 (a)   Exclusive Distribution Agreement
                              dated April 19, 1991, between
                              Core-Vent Corporation ("Core-
                              Vent"), Dr. Gerald Niznick and the
                              Company (9)
                        (b)   First Amendment to Exclusive
                              Distribution Agreement dated April
                              30, 1991 (9)
                        (c)   Second Amendment to Exclusive
                              Distribution Agreement dated April
                              21, 1993  (Note:  Exhibits 2.3.1B
                              (Notice of New Products), 2.3.1A
                              (Price List) and 16 (Mutual
                              Release) have been omitted.  Copies
                              of such exhibits will be furnished
                              to the Securities and Exchange
                              Commission supplementally upon
                              request.) (9)
                  10.25       1993 Stock Option Plan (1)*
                  10.26       Revolving Credit Agreement among
                              DENTSPLY International Inc., each of the guarantors named therein, and ABN AMRO Bank N.V., dated as of September 9, 1994 (12)
                  10.27       DENTSPLY International Inc. 401(k)
                              Savings Plan Summary Plan
                              Description, as amended effective

                              January 1, 1994 (12)*
                  10.28       Midwest Dental Products Corporation
                              Pension Plan. as amended and re-
                              stated effective January 1, 1989
                              (12)*
                  10.29       Revised Ransom & Randolph Pension Plan, as amended
                              effective as of September 1, 1985, restated as of
                              January 1, 1989 (12)*
                  10.30       DENTSPLY International Inc.
                              Directors' Deferred Compensation
                              Plan (12)*
                  10.31 (a)   Letter Agreement, dated February 8,
                              1995, between the Company and John
                              J. McDonough (12)*
                        (b)   Amendment to Letter Agreement
                              between the Company and John J.
                              McDonough dated July 6, 1995
                  10.32       Letter Agreement, dated October 13,
                              1994, between Dentsply Limited and
                              DePuy International Limited (12)
                  10.33       Sales-Purchase Agreement, dated May
                              30, 1995, between certain stock-
                              holders of Maillefer Instruments,
                              S.A., Dentsply Ltd., and DENTSPLY
                              International Inc. as guarantor
                              (13)
                  10.34       Asset Purchase and Sale Agreement,
                              dated January 10, 1996, between
                              Tulsa Dental Products, L.L.C. and
                              DENTSPLY International Inc. (14)
                  10.35       Multi-Currency Term Loan Agreement
                              among Dentsply Ltd., the banks
                              named therein, and ABN AMRO Bank
                              N.V., dated as of May 12, 1995
                              (Note: All attachments have been
                              omitted.  Copies of such attach-
                              ments will be furnished supplement-
                              ally to the Securities and Exchange
                              Commission upon request.)
                  11          Computation of earnings per share
                  21.1        Subsidiaries of the Company
                  23.1        Consent of KPMG Peat Marwick LLP
                  27          Financial Data Schedule

- -------------------

 *   Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(2) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, File No. 0-16211.

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-2 filed on
     October 7, 1991 (No. 33-43079).

(4) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-18 (No. 33-
     15355C).

(5) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, File No. 0-16211.

(6) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989, File No. 0-16211.

(7) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-61780).

(8) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-52616).

(9) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, File No. 0-16211.

(10) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated August 28, 1990,
     File No. 0-16211.

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year
      December 31, 1994, File No. 0-16211.

(13) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated June 30, 1995,
      File No. 0-16211.

(14) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
      1996, File No. 0-16211.


                         Loan Documents

     The Company and certain of its subsidiaries have entered into various loan and credit agreements and issued various promissory notes and guaranties of such notes, listed below, the aggregate principal amount of which is less than 10% of its assets on a consolidated basis. The Company has not filed copies of such documents but undertakes to provide copies thereof to the Securities and Exchange Commission supplementally upon request.

(1) Master Note dated September 18, 1990 executed in favor of Chemical Bank in connection with a line of credit up to $2,000,000 between the Company and Chemical Bank.

(2) Agreement dated December 27, 1991 between National Westminster Bank PLC and Dentsply Limited for (pound)2,500,000.

(3) Promissory Note dated May 1, 1992 in the principal amount of $3,000,000 of the Company in favor of Philadelphia National Bank.

(4)  Credit Agreement dated September 14, 1990 between Dentsply
     Canada Limited ("DCL") and Mellon Bank Canada.

(5) Promissory Note dated April 17, 1995 in connection with a line of credit up to $15,000,000 between the Company and Mellon Bank.

(6) Loan Agreement between Chemical Bank AG and Dentsply GmbH dated March 14, 1983.

(7)  Guaranty of the Company dated March 14, 1983.

(8) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.

(9) Unsecured Note dated July 8, 1993 between the Company and Harris Trust and Savings Bank in the principal amount of $1,750,000.

     (b)    Reports on Form 8-K
          -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1995.


                                  * * * * * *

          DENTSPLY International Inc. and Subsidiaries

                 SUPPLEMENTAL STOCK INFORMATION

     The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth low and high sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

                       Market Range of Common Stock       Cash
                       ----------------------------     Dividend
1995                       High         Low             Declared
- ----                     --------     --------          --------
First Quarter             $36-1/4      $31               $.075
Second Quarter             36-7/8       34-1/4            .075
Third Quarter              40-1/4       32-3/4            .075
Fourth Quarter             40-1/4       33-7/8            .0825

1994
- ----
First Quarter             $47          $36               $ ---
Second Quarter             39-1/2       34                 ---
Third Quarter              37-3/4       31-1/4            .075
Fourth Quarter             35-3/4       28-1/4            .075

1993
- ----
First Quarter             $55          $37                 ---
Second Quarter             44-1/2       31-1/2             ---
Third Quarter              42           32-3/4             ---
Fourth Quarter             45-1/4       36                 ---



     The Company estimates there are approximately 12,200 holders of common stock, including 602 holders of record.

                  DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1995            1994             1993            1992           1991(2)
                                              ------------    ------------     ------------    ------------    ------------
Statement of Income Data:                                       (In thousands, except per share amounts)
Net sales                                     $    572,028    $    524,758     $    503,820    $    476,335    $    387,439
Cost of products sold                              291,176         267,034          257,707         246,126         205,798
                                              ------------    ------------     ------------    ------------    ------------
Gross profit                                       280,852         257,724          246,113         230,209         181,641
Selling, general and administrative expenses       180,117         160,324          172,147         148,264         121,226
                                              ------------    ------------     ------------    ------------    ------------
Operating income from continuing operations
 before discretionary ESOP contributions           100,735          97,400           73,966          81,945          60,415
Discretionary ESOP contributions                       ---             ---            4,361           6,568           5,241
Interest expense                                     9,144           7,999           20,752          22,099          25,425
Interest income                                     (1,265)         (1,527)            (370)           (628)           (641)
Other (income) expense, net                          2,839            (734)          (2,119)         (1,797)          1,800
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations
 before income taxes                                90,017          91,662           51,342          55,703          28,590
Provision for income taxes                          36,054          37,518           26,197          24,416          13,658
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations                   53,963          54,144           25,145          31,287          14,932
                                              ------------    ------------     ------------    ------------    ------------
Discontinued operations:
 Income from the operation of discontinued
  Medical business (net of income taxes of
  $.6 million in 1994; $1.6 million in
  1993; $1.7 million in 1992; and $1.8
  million in 1991)                                     ---           1,311           2,925            2,988           3,300
 Gain on disposal of Medical business,
  including provision of $.5 million for
  operating losses during phase-out period
  (net of income taxes of $5.5 million)                ---           6,543              ---             ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Income from discontinued operations                    ---           7,854            2,925           2,988           3,300
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                    53,963(1)       61,998           28,070(1)       34,275          18,232
Extraordinary loss related to early
 extinguishment of debt (net of
 income tax benefit of $6.3 million)                   ---             ---           14,018             ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $     53,963(1) $     61,998     $     14,052(1) $     34,275    $     18,232
                                              ============    ============     ============    ============    ============

                                            34


                                                                            Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1995            1994             1993            1992           1991(2)
                                              ------------    ------------     ------------    ------------    ------------
Earnings per Common Share:                                      (In thousands, except per share amounts)
Income from continuing operations             $       2.00    $       1.95     $       1.02    $       1.29    $        .65
Income from the operation of
 discontinued Medical business                         ---             .05              .12             .13             .14
Gain on disposal of Medical business                   ---             .23              ---             ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                      2.00            2.23             1.14            1.42             .79
Extraordinary item                                     ---             ---             (.57)            ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $       2.00    $       2.23     $        .57    $       1.42    $        .79
                                              ============    ============     ============    ============    ============

Dividends per Common Share                    $      .3075    $        .15     $        ---    $        ---    $        ---

Weighted average common shares outstanding          27,012          27,776           24,598          24,220          23,099

Balance Sheet Data (at end of period):
Working capital (3)                           $    122,706    $     92,206     $     82,779    $     38,185    $     46,256
Total assets (3)                                   591,855         466,930          466,787         450,641         374,434
Total long-term debt                                68,675          12,789           95,356         192,082         162,364
Stockholders' equity                               315,922         299,337          236,397         100,285          72,894

Other Data:
Depreciation and amortization (4)                   21,488          18,133           17,951          15,333          14,145
Capital expenditures (4)                            17,421          12,504            9,212          14,626           5,881


(1) Includes certain unusual or non-recurring charges of approximately $3.1 million (approximately $1.8 million after tax) in 1995 and $21.8 million (approximately $16.5 million after tax) in 1993. The effect of these unusual or non-recurring charges on operating income from continuing operations before discretionary ESOP contributions was approximately $17.9 million during the year ended December 31, 1993. See Note 15 of the Notes to Consolidated Financial Statements.

(2) The results of operations for the year ended December 31, 1991 include the results of operations of GENDEX for the year ended March 31, 1992.

(3)  Excludes net assets of discontinued operations.

(4)  Excludes discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business which includes the Eureka X-Ray Tube Corp. ("Eureka"), GENDEX Medical and CMW business units. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations. Management's discussion for the results of operations covers continuing operations and discontinued operations, separately.

Results of Operations, 1995 Compared to 1994
- --------------------------------------------

     Net sales increased $47.3 million, or 9.0%, from $524.8 million in 1994 to $572.0 million in 1995. The increase was primarily in Europe, with a significant portion of the increase coming from the acquisition of Maillefer Instruments S.A. ("Maillefer"). The sales increase in the United States was adversely impacted by discontinuing certain dealer incentives in the third quarter of 1995 which previously had the effect of encouraging dealers to place large stocking orders.

     Gross profit increased $23.1 million, or 9.0%, due primarily to higher net sales. Gross profit as a percentage of net sales was 49.1%, equal to 1994. Improvements in the gross profit percentage in 1995 were offset by the adverse impact of acquisition accounting for Maillefer.

     Selling, general and administrative expenses increased $19.8 million, or 12.3%. As a percentage of net sales, expenses increased from 30.6% in 1994 to 31.5% in 1995. This increase was mainly due to incremental expenses incurred in 1995 to establish and operate new offices in the Pacific Rim, expenses associated with the implementation of management information systems in Europe, and severance payments due to cost cutting and realignment in the United States and Europe.

     The $1.4 million increase in net interest expense was primarily due to acquisition debt and the repurchase of common shares under the share repurchase program. Other expense of $2.8 million in 1995 compares to $.7 million of other income in 1994 due to the one-time charge of $3.1 million to cover the costs of closing the Company's executive offices in Illinois and consolidating its executive offices in York, Pennsylvania.

     Income from continuing operations before income taxes decreased $1.7 million, from $91.7 million in 1994 to $90.0 million in 1995. Without the one-time charge of $3.1 million to cover the costs of closing the Company's executive offices in Illinois, income from continuing operations before income taxes increased $1.4 million, or 1.5%.

     Income from continuing operations was $54.0 million in 1995 compared to $54.1 million in 1994. Without the one-time after-tax charge of $1.8 million to cover the costs of closing the Company's executive offices in Illinois, income from continuing operations was $55.8 million, an increase of 3.1% over 1994.

     During 1995, the Company repurchased 1.3 million common shares under its share repurchase program. These repurchases are reflected in the reduction of weighted average common shares outstanding from 27.8 million common shares in 1994 to 27.0 million common shares in 1995.

     Earnings per common share from continuing operations of $2.00 for 1995 increased $.05, or 2.6%, from $1.95 in 1994. Without the one-time after-tax charge of $1.8 million to cover the costs of closing the Company's executive offices in Illinois, earnings per common share from continuing operations were $2.07, a 6.2% increase over 1994.

     The net assets of CMW and Eureka were sold during November and December 1994. The sale of the GENDEX Medical business, the last remaining unit of the discontinued medical segment, occurred in the first quarter of 1996. Net sales of this business were $18.9 million in 1995.

Results of Operations, 1994 Compared to 1993
- --------------------------------------------

     Net sales increased $21.0 million, or 4.2%, from $503.8 million in 1993 to $524.8 million in 1994. The increase was primarily in Europe and certain other international markets. Sales in the United States were flat mainly due to lower shipments of dental handpieces than in 1993 when shipments reflected the reduction of extraordinarily large backorders. Sales in 1994 were also adversely affected by the disposition of the Valiant(Registered Trademark) product line, removal of certain products which were distributed but not manufactured by the Company and currency translation adjustments on foreign subsidiary sales in Brazil.

     Gross profit increased $11.6 million, or 4.7%, due primarily to higher net sales. For the year, gross profit as a percentage of net sales increased slightly from 48.8% in 1993 to 49.1% in 1994.

     Selling, general and administrative expenses decreased $11.8 million, or 6.9%, (from 34.2% to 30.6% of net sales) largely due to the 1993 expenses related to the Merger, the write-off of uncollectible receivables from Healthco International, a major dental supply dealer which filed for protection from creditors under Chapter 11 of the Federal Bankruptcy laws in June 1993, costs associated with certain litigation and severance costs incurred for 94 supervisory and administrative personnel (the "unusual or non-recurring charges"). As a percentage of net sales, selling, general and administrative expenses (excluding the unusual or non-recurring charges) remained at 30.6%.

     Discretionary ESOP contributions were $4.4 million for 1993. The Company has not made discretionary ESOP contributions since May 31, 1993 and has no plans to make such contributions in the future.

     The decrease in net interest expense of $13.9 million was primarily due to the prepayment in January 1994 of the Company's Secured Notes with principal amount of $85.0 million from the proceeds of a public offering of the Company's common stock completed in December 1993. Other income of $.7 million in 1994 compares to $2.1 million of other income in 1993 primarily due to the gain on the sale of the Valiant(Registered Trademark) product line in 1993 partially offset by significantly reduced exchange losses during 1994 in Brazil.

     Income from continuing operations before income taxes increased $40.3 million, or 78.4%, to $91.7 million in 1994. Excluding the 1993 unusual or non-recurring charges and final discretionary contributions to the ESOP, income from continuing operations before income taxes increased $18.5 million, or 25.3%, primarily due to increased sales and lower interest expense.

     The Company's effective tax rate on income from continuing operations before income taxes decreased from 50.1% in 1993 to 40.9% in 1994 due mainly to non-deductible 1993 Merger expenses and higher taxes, net of U.S.

tax credits, on foreign earnings repatriated in 1993.

     For 1994, income from continuing operations increased $29.0 million. If the unusual or non-recurring charges and final discretionary contributions to the ESOP are excluded, income from continuing operations increased $12.5 million, or 30.0%. Earnings per common share from continuing operations increased $.93 from 1993. If the unusual or non-recurring charges and final discretionary contributions to the ESOP are excluded, earnings per common share from continuing operations increased $.26, or 15.4%.

     In 1994, the Company recorded a gain of $6.5 million (net of income taxes of $5.5 million), or $.23 per common share, for the disposal of the medical business. Net sales from the discontinued medical business for 1994 were $48.6 million, a decrease of $.2 million, or .4%, from net sales of $48.8 million in 1993. Income from the operation of the discontinued medical business was $1.3 million for 1994, a decrease of $1.6 million from 1993. The decrease was primarily due to an unfavorable sales mix of medical x-ray tubes and less than a full year's sales and income in 1994 for the businesses sold. Earnings per common share from operation of the discontinued medical business was $.05 for 1994 compared to $.12 for 1993.

     In 1993, the Company recorded an extraordinary loss of $14.0 million ($20.3 million before income tax benefit of $6.3 million), or $.57 per common share, related to the early retirement of high interest rate debt.

     Earnings per common share increased $1.66 from $.57 in 1993 to $2.23 in 1994 as a result of the items discussed previously. Weighted average common shares outstanding increased by 3.2 million, or 13.0%, from 24.6 million in 1993 to 27.8 million in 1994 mainly due to a public offering of the Company's common stock completed in December 1993.

Foreign Currency
- ----------------

     Since approximately 44% of the Company's revenues have been generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is offset to a significant extent by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company carefully considers the impact of currency fluctuations in its business decisions.

Liquidity and Capital Resources
- -------------------------------

     In March 1995, the Company purchased the outstanding capital stock of KV33 Corporation ("KV33") in a cash transaction for $11.5 million. KV33 designs, develops, manufactures, and markets disposable articulators for the dental laboratory market, and is the leading manufacturer and distributor of disposable articulators in the United States.

     In June 1995, the Company acquired approximately 96% of the outstanding capital stock of Maillefer in a cash transaction for $65.8 million. Maillefer is the world's leading manufacturer and distributor of endodontic instruments. Based in Ballaigues, Switzerland, Maillefer's product offerings include endodontic broaches, files, burs, pins and post systems, and a variety of other instruments and accessory products. Maillefer products have achieved a world class reputation for high quality through continuous new, innovative research and development and state-of- the-art manufacturing processes.

     The Company obtained the funds for these acquisitions from a new $60.0 million term loan (which has the same maturity date, interest rate structure, and covenants as the Company's existing $175.0 million Bank Revolving Loan Facility), short-term bank borrowings, and cash on hand.

     Under its Bank Revolving Loan Facility, the Company is able to borrow up to $175.0 million on an unsecured basis through December 23, 1999. The Revolving Credit Agreement contains various financial and other covenants. Under its Bank Multicurrency Revolving Credit Facility, the Company is able to borrow up to $25.0 million for foreign working capital purposes on an unsecured basis through August 31, 1997. In addition, the Company had unused lines of credit for short-term financing of $63.0 million at December 31, 1995.

     Investment activities for 1995 included capital expenditures of $17.6 million.

     During 1995, the Company repurchased 1.3 million shares of its common stock for $42.7 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1994. This authorization to repurchase shares expired on December 31, 1995. In December 1995, the Board of Directors authorized the repurchase of up to 2.8 million additional shares of common stock on the open market or in negotiated transactions. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

     Excluding the net assets of discontinued operations, at December 31, 1995, the Company's current ratio was 2.0 with working capital of $122.7 million. This compares with a current ratio of 2.0 and working capital of $92.2 million at December 31, 1994.

     The Company expects to be able to finance its cash requirements, including capital expenditures, stock repurchases, debt service and the acquisition of the dental manufacturing and distribution operations of Tulsa Dental Instruments L.L.C., from funds generated from operations and amounts available under its Bank Revolving Loan Facility.

     Cash flows from operating activities were $67.5 million for 1995 compared to $63.8 million for 1994.

Impact of Inflation
- -------------------

     The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.

Management's Financial Responsibility
- -------------------------------------

     The management of DENTSPLY International Inc. is responsible for the contents of the consolidated financial statements. The consolidated financial statements were prepared in conformity with generally accepted accounting principles applied on a consistent basis and were based in part on reasonable estimates, giving due consideration to materiality. Financial information appearing elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains a system of internal accounting controls which, in the opinion of management, provides reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. The internal accounting control system is supported by written policies and procedures and its effectiveness is monitored. Management operates the Company in compliance with its written Code of Business Conduct.

     The Audit Committee of the Board of Directors is composed entirely of outside directors who meet periodically with management and our independent auditors, KPMG Peat Marwick LLP. The Audit Committee reviews the financial controls and reporting practices and generally monitors the accounting affairs of the Company. Also, the Audit Committee recommends to the stockholders the appointment of the independent auditors.



John C. Miles II                                Edward D. Yates
President and Chief                             Senior Vice President and
 Executive Officer                               Chief Financial Officer
                                            40

                  Independent Auditors' Report








The Board of Directors and Stockholders
DENTSPLY International Inc.



We have audited the consolidated financial statements of DENTSPLY International Inc. and subsidiaries as listed in the accompanying index on page 23. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 24. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTSPLY International Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
January 26, 1996

                          DENTSPLY International Inc.
                               and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1995        1994       1993
                                            --------------------------------
                                       (in thousands, except per share amounts)
Net sales                                   $572,028    $524,758    $503,820
Cost of products sold                        291,176     267,034     257,707
                                            --------    --------    --------
Gross profit                                 280,852     257,724     246,113

Selling, general and administrative
 expenses                                    180,117     160,324     172,147
                                            --------    --------    --------
Operating income from continuing operations
 before discretionary ESOP contributions     100,735      97,400      73,966

Other costs and expenses:
  Discretionary ESOP contributions               ---         ---       4,361
  Interest expense                             9,144       7,999      20,752
  Interest income                             (1,265)     (1,527)       (370)
  Other (income) expense, net                  2,839        (734)     (2,119)
                                            --------    --------    --------
Income from continuing operations
 before income taxes                          90,017      91,662      51,342

Provision for income taxes                    36,054      37,518      26,197
                                            --------    --------    --------
Income from continuing operations             53,963      54,144      25,145
                                            --------    --------    --------
Discontinued operations:
  Income from the operation of
   discontinued Medical business (net of
   income taxes of $.6 million in 1994
   and $1.6 million in 1993)                     ---       1,311       2,925

  Gain on disposal of Medical business,
   including provision of $.5 million for
   operating losses during phase-out period
   (net of income taxes of $5.5 million)         ---       6,543         ---
                                            --------    --------    --------
Income from discontinued operations              ---       7,854       2,925
                                            --------    --------    --------
Income before extraordinary item              53,963      61,998      28,070

Extraordinary loss related to early
 extinguishment of debt (net of income
 tax benefit of $6.3 million)                    ---         ---      14,018
                                            --------    --------    --------
Net income                                  $ 53,963    $ 61,998    $ 14,052
                                            ========    ========    ========

The accompanying Notes are an integral part of these Financial Statements.

                         DENTSPLY International Inc.
                               and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1995        1994       1993
                                            --------------------------------
                                       (in thousands, except per share amounts)
Earnings per common share:
  Income from continuing operations         $   2.00    $   1.95    $   1.02
  Income from the operation of
   discontinued Medical business                  --         .05         .12
  Gain on disposal of Medical business            --         .23          --
                                            --------    --------    --------

  Income before extraordinary item              2.00        2.23        1.14
  Extraordinary item                              --          --        (.57)
                                            --------    --------    --------

  Net income                                $   2.00    $   2.23    $    .57
                                            ========    ========    ========

Dividends per common share                  $  .3075    $    .15    $    ---

Weighted average common shares outstanding    27,012      27,776      24,598








The accompanying Notes are an integral part of these Financial Statements.

                          DENTSPLY International Inc.
                               and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                                         -------------------
                                                           1995       1994
Assets                                                   -------------------
Current assets:                                             (in thousands)
  Cash and cash equivalents                              $  3,974   $  7,278
  Accounts and notes receivable - trade, net               93,315     78,771
  Inventories                                             125,704     88,899
  Deferred income taxes                                    12,836      5,710
  Prepaid expenses and other current assets                10,527      8,410
  Net assets of discontinued operations                     5,870      7,632
                                                         --------   --------
    Total Current Assets                                  252,226    196,700
Property, plant and equipment, net                        140,101     91,140
Other noncurrent assets, net                               16,989     10,214
Identifiable intangible assets, net                        39,282     35,532
Costs in excess of fair value of net assets
 acquired, net                                            149,127    140,976
                                                         --------   --------
Total Assets                                             $597,725   $474,562
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt    $  7,616   $  9,150
  Accounts payable                                         31,785     25,488
  Accrued liabilities                                      46,571     34,647
  Income taxes payable                                     26,477     27,482
  Current portion of deferred income taxes                 11,201         95
                                                         --------   --------
    Total Current Liabilities                             123,650     96,862
Long-term debt                                             68,675     12,789
Other liabilities                                          47,104     40,854
Deferred income taxes                                      38,942     24,720
                                                         --------   --------
    Total Liabilities                                     278,371    175,225
                                                         --------   --------
Minority interests in consolidated subsidiary               3,432        ---
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; .25 million
  shares authorized; no shares issued                         ---        ---
 Common stock, $.01 par value; 100 million shares
  authorized; 27.1 million and 27.8 million shares
  issued at December 31, 1995 and 1994, respectively          271        278
 Capital in excess of par value                           149,999    182,087
 Retained earnings                                        179,231    133,531
 Cumulative translation adjustment                          3,234        198
 Employee stock ownership plan reserve                    (12,536)   (14,055)
 Treasury stock, at cost, .1 million shares at
  December 31, 1995 and 1994                               (4,277)    (2,702)
                                                         --------   --------
   Total Stockholders' Equity                             315,922    299,337
                                                         --------   --------
Total Liabilities and Stockholders' Equity               $597,725   $474,562
                                                         ========   ========
The accompanying Notes are an integral part of these Financial Statements.


                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Capital in                  Cumulative                                   Total
                                   Common      Excess of      Retained    Translation                   Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment    ESOP Reserve    Stock          Equity
                                 ----------   ------------   -----------  -----------   ------------   ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1992      $  245        $ 58,226       $ 61,650     $  (399)       $(19,414)   $    (23)      $100,285

Issuance of 3.1 million shares
 of common stock, net of
 issuance costs                       31         115,030            ---         ---             ---         ---        115,061
Stock held in escrow for a
 former employee                     ---           2,840            ---         ---             ---         ---          2,840
Cash paid for fractional shares      ---              (3)           ---         ---             ---         ---             (3)
Transactions of pooled company
 prior to merger (A)                 ---            (713)           ---         ---             ---         ---           (713)
Exercise of stock options              1           1,896            ---         ---             ---         ---          1,897
Tax benefit related to stock
 options exercised                   ---           1,732            ---         ---             ---         ---          1,732
Amortization of compensatory
 stock options                       ---             394            ---         ---             ---         ---            394
Translation adjustment               ---             ---            ---      (2,839)            ---         ---         (2,839)
Net change in ESOP reserve           ---             ---            ---         ---           3,691         ---          3,691
Net income                           ---             ---         14,052         ---             ---         ---         14,052
                                 -------        --------       --------     -------        --------    --------       --------
Balance at December 31, 1993         277         179,402         75,702      (3,238)        (15,723)        (23)       236,397

Exercise of stock options              1             749            ---         ---             ---         ---            750
Tax benefit related to stock
 options exercised                   ---           1,858            ---         ---             ---         ---          1,858
Repurchase of .1 million shares
 of common stock                     ---             ---            ---         ---             ---      (2,679)        (2,679)
Cash dividends declared, $.15 per
 common share                        ---             ---         (4,169)        ---             ---         ---         (4,169)
Compensatory stock options granted   ---              78            ---         ---             ---         ---             78
Translation adjustment               ---             ---            ---       3,436             ---         ---          3,436
Net change in ESOP reserve           ---             ---            ---         ---           1,668         ---          1,668
Net income                           ---             ---         61,998         ---             ---         ---         61,998
                                 -------        --------       --------     -------        --------    --------       --------
Balance at December 31, 1994         278         182,087        133,531         198         (14,055)     (2,702)       299,337

The accompanying Notes are an integral part of these Financial Statements.



                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Capital in                  Cumulative                                   Total
                                   Common      Excess of      Retained    Translation                   Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment    ESOP Reserve    Stock          Equity
                                 ----------   ------------   -----------  -----------   ------------   ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1994         278         182,087        133,531         198         (14,055)     (2,702)       299,337

Exercise of stock options and
 warrants                              2          (4,850)           ---         ---             ---       9,100          4,252
Tax benefit related to stock
 options and warrants exercised      ---           4,781            ---         ---             ---         ---          4,781
Repurchase of 1.3 million
 shares of common stock              ---             ---            ---         ---             ---     (42,703)       (42,703)
Cash dividends declared, $.3075
 per common share                    ---             ---         (8,263)        ---             ---         ---         (8,263)

Cancellation of .9 million
 shares of treasury stock             (9)        (32,019)           ---         ---             ---      32,028            ---
Translation adjustment               ---             ---            ---       3,036             ---         ---          3,036
Net change in ESOP reserve           ---             ---            ---         ---           1,519         ---          1,519
Net income                           ---             ---         53,963         ---             ---         ---         53,963
                                 -------        --------       --------     -------        --------    --------       --------
Balance at December 31, 1995     $   271        $149,999       $179,231     $ 3,234        $(12,536)   $ (4,277)      $315,922
                                 =======        ========       ========     =======        ========    ========       ========


Transactions of pooled company     (A)
 prior to merger:                 1993
                                 -------
Proceeds from sale of common
 stock                           $   591
Repurchases of common stock       (1,271)
Compensatory stock options
 cancelled                           (33)
                                 -------
                                 $  (713)
                                 =======

The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Cash flows from operating activities:                                     (in thousands)

Net income                                                      $ 53,963     $ 61,998     $ 14,052

Adjustments to reconcile net income to net cash provided
 by operating activities:
   Gain on disposal of Medical business, before income taxes         ---      (12,061)         ---
   Extraordinary loss related to early extinguishment of
    debt, before income tax benefit                                  ---          ---       20,347
   Depreciation and amortization                                  21,488       20,027       19,753
   Deferred income taxes associated with continuing operations    (1,211)       9,404       (3,821)
   Deferred income taxes associated with discontinued
    operations                                                      (481)      (5,181)         ---
   Other non-cash transactions                                       668          (27)       2,037
   Gain on sale of product line                                      ---          ---       (2,953)
   Loss on disposal of property, plant and equipment               1,027           23          297
   Changes in operating assets and liabilities, net of
    effects from acquisitions and divestitures of
    businesses and effects of exchange:
     Accounts and notes receivable-trade, net                     (1,893)     (13,308)      (2,856)
     Inventories                                                  (8,233)      (7,020)        (232)
     Prepaid expenses and other current assets                      (775)       4,555         (433)
     Other noncurrent assets                                         225         (580)        (741)
     Accounts payable                                              2,372       (4,514)      (8,222)
     Accrued liabilities                                             (51)         638       (3,909)
     Income taxes payable                                         (2,971)       8,971       (2,911)
     Other liabilities                                             3,388          882       (1,439)
                                                                --------     --------     --------
Net cash provided by operating activities                         67,516       63,807       28,969
                                                                --------     --------     --------

The accompanying Notes are an integral part of these Financial Statements.


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Cash flows from investing activities:                                     (in thousands)

Proceeds from disposal of Medical business                         3,260       44,244          ---
Proceeds from sale of product line, net                              ---          ---        3,104
Proceeds from sale of property, plant and equipment, net           2,443          192           46
Capital expenditures                                             (17,633)     (13,766)     (10,844)
Expenditures for identifiable intangible assets                      (60)         (20)      (3,751)
Acquisitions of businesses                                       (73,407)         ---       (1,350)
Other direct costs of acquisition and divestiture activities        (512)        (561)         (41)
Deferred start-up costs                                              ---          (81)        (859)
                                                                --------     --------     --------
Net cash provided by (used in) investing activities              (85,909)      30,008      (13,695)
                                                                --------     --------     --------





The accompanying Notes are an integral part of these Financial Statements.


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Cash flows from financing activities:                                     (in thousands)

Proceeds from sale of common stock, including tax benefit
 of stock options exercised                                        9,034        2,608      119,282
Cash paid for treasury stock                                     (42,703)      (2,679)      (1,274)
Dividends paid                                                    (8,123)      (2,085)         ---
Increase (decrease) in bank overdrafts                             1,580       (1,738)       3,270
Proceeds from long-term borrowings, net of deferred
 financing costs                                                 123,635       89,272       25,543
Payments on long-term borrowings                                 (70,915)    (195,568)    (144,587)
Increase (decrease) in short-term borrowings                         (28)       5,456       (4,660)
Decrease in employee stock ownership plan reserve, excluding
 accrued contributions                                             1,519        1,668        3,692
                                                                --------     --------     --------
Net cash provided by (used in) financing activities               13,999     (103,066)       1,266
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash
 equivalents                                                       1,090       (1,455)      (2,077)
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents              (3,304)     (10,706)      14,463

Cash and cash equivalents at beginning of period                   7,278       17,984        3,521
                                                                --------     --------     --------
Cash and cash equivalents at end of period                      $  3,974     $  7,278     $ 17,984
                                                                ========     ========     ========





The accompanying Notes are an integral part of these Financial Statements.

                                            49


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                --------     --------     --------
Supplemental disclosures of cash flow information:                        (in thousands)
   Interest paid                                                $  6,243     $  6,766     $ 18,807
   Income taxes paid                                              35,573       26,136       28,255
   Non-cash transaction:
    Accrued prepayment penalty                                       ---          ---       18,456

    In March 1995, the Company purchased all of the capital stock of KV33 Corporation ("KV33") for $11.5 million. In June 1995, the Company purchased approximately 96% of the capital stock of Maillefer Instruments, S.A. ("Maillefer") for $65.8 million. In August 1995, the Company purchased the assets of Dunvale Corporation ("Dunvale") for $1.8 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                                              KV33           Maillefer          Dunvale
                                            --------         ---------          -------
                                                          (in thousands)

    Fair value of assets acquired           $ 14,329         $  97,188          $ 1,982
    Cash paid for assets or capital stock    (11,450)          (65,798)          (1,839)
                                            --------         ---------          -------
    Liabilities assumed                     $  2,879         $  31,390          $   143
                                            ========         =========          =======

The accompanying Notes are an integral part of these Financial Statements.

                                            50

                        DENTSPLY International Inc.
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------


Description of Business
- -----------------------
     DENTSPLY (the "Company") designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of artificial teeth, endodontic instruments and materials, impression materials, prophylaxis paste, dental sealants, ultrasonic scalers, and crown and bridge materials; the leading United States manufacturer and distributor of dental x-ray equipment, dental handpieces, dental x-ray film holders and film mounts, and a leading United States distributor of dental cutting instruments and dental implants. The Company distributes its dental products in over 100 countries under some of the most well-established brand names in the industry and is committed to the development of innovative, high quality, cost-effective new products for the dental market.


Basis of Presentation
- ---------------------
     During 1994, the Company adopted a formal plan to dispose of its Medical segment. Accordingly, the results of discontinued operations and the gain on disposal thereof have been reported separately from the continuing operations of the Company (See Note 3 - Discontinued Operations).

     On June 11, 1993, Dentsply International Inc. ("Old Dentsply") merged (the "Merger") with and into GENDEX Corporation ("GENDEX"), which was the surviving corporation in the Merger, pursuant to an Agreement and Plan of Merger dated February 8, 1993, by and between Old Dentsply and GENDEX (See Note 4 - Merger). The transaction was accounted for as a pooling-of-interests for financial reporting purposes. Upon effectiveness of the Merger, GENDEX changed its name to DENTSPLY International Inc.


Principles of Consolidation
- ---------------------------
     The consolidated financial statements include the accounts of the Company and all significant subsidiaries. Intercompany accounts and transactions are eliminated. Minority interests in net income of a consolidated subsidiary is not material and is included in other (income) expense, net.


Use of Estimates
- ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
- -------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Accounts and Notes Receivable-Trade
- -----------------------------------
     The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. Revenue is recognized when products are shipped. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. Accounts and notes receivable-trade are stated net of an allowance for doubtful accounts of $2.3 million and $1.7 million at December 31, 1995 and 1994, respectively.


Inventories
- -----------
     Inventories are stated at the lower of cost or market. At December 31, 1995 and 1994, the cost of $10.6 million, or 8%, and $10.2 million, or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.


Property, Plant and Equipment
- -----------------------------
     Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 8 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. For income tax purposes, depreciation is computed using various methods.


Identifiable Intangible Assets
- ------------------------------
     Identifiable intangible assets include patents, trademarks and non-compete covenants, licensing agreements, distributor networks and product manufacturing rights which are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. Identifiable intangible assets are stated net of accumulated amortization of $22.5 million and $17.8 million at December 31, 1995 and 1994, respectively. Identifiable intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.


Costs in Excess of Fair Value of Net Assets Acquired
- ----------------------------------------------------
     The excess of costs of acquired companies and product lines over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 25 to 40 years. Costs in excess of the fair value of net assets acquired are stated net of accumulated amortization of $20.0 million and $15.3 million at December 31, 1995 and 1994, respectively. Costs in excess of fair value of net assets acquired are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.


Accounting for Long-Lived Assets
- --------------------------------
     In June 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of ("Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company is required to adopt Statement 121 for 1996. The Company believes the adoption of Statement 121 will not have a significant effect on its financial statements.


Fair Value of Financial Instruments
- -----------------------------------
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The fair values of financial instruments approximate their recorded values.


Derivatives
- -----------
     The Company's only involvement with derivative financial instruments is forward contracts to hedge assets and liabilities denominated in foreign currencies.


Foreign Exchange Risk Management
- --------------------------------
     The Company routinely enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. As of December 31, 1995, the Company had contracts outstanding for the purchase of approximately $4.4 million of Swiss francs. At December 31, 1994, the Company had contracts outstanding for the purchase of approximately $8.1 million of pounds sterling. These foreign exchange contracts generally have maturities of less than six months and counterparties to the transactions are typically large international financial institutions.


Foreign Currency Translation
- ----------------------------
     The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

     Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income.

     Exchange gains of $.2 million in 1995, and losses of $.5 million in 1994 and $1.6 million in 1993 are included in other (income) expense, net. The exchange losses in 1994 and 1993 resulted primarily from currency translation adjustments in Brazil.


Research and Development Costs
- ------------------------------
     Research and development costs are charged to expense as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to approximately $12.3 million, $10.9 million and $10.3 million for 1995, 1994 and 1993, respectively.


Stock Based Compensation
- ------------------------
     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123 presents companies with the alternative of retaining the current accounting for stock based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted during the year. Companies that do not adopt the fair value based method of accounting will be required to adopt the disclosure provisions of Statement 123 for the year ending December 31, 1996. The Company expects to continue applying its current accounting principles and in 1996 will present the required footnote disclosures.


Earnings per Common Share
- -------------------------
     Earnings per common share are based on the weighted average number of common shares outstanding. Common stock equivalents (options and warrants) had no material effect on the earnings per common share computation. All shares held by the DENTSPLY Employee Stock Ownership Plan are considered outstanding and are included in the earnings per common share computation.

     In December 1993, the Company issued common stock in a public offering, the proceeds of which were used to retire debt. If the transaction had taken place on January 1, 1993, earnings per common share would have been as follows:

                                    Income Before
                                    Extraordinary    Extraordinary     Net
                                         Item            Item         Income
                                    -------------    -------------  -----------
                                     (in thousands, except per share amounts)
Income as reported                    $ 28,070         $ (14,018)    $ 14,052
Pro forma interest savings               6,885               ---        6,885
Amortization of deferred financing         439              (439)         ---
Increase in prepayment penalty             ---            (3,849)      (3,849)
                                      --------         ---------     --------
Pro forma net income                  $ 35,394         $ (18,306)    $ 17,088
                                      ========         =========     ========
Pro forma average common shares
 outstanding                            27,607            27,607       27,607
Earnings per common share                $1.28             $(.66)        $.62


NOTE 2 - BUSINESS ACQUISITIONS AND DIVESTITURES
- -----------------------------------------------

     In March 1995, the Company purchased all of the outstanding capital stock of KV33 Corporation ("KV33") in a cash transaction valued at $11.5 million. The acquisition was accounted for under the purchase method of accounting and the results of KV33's operations have been included in the accompanying financial statements since the date of acquisition. The excess ($10.2 million) of acquisition cost over the fair value of net assets acquired is being amortized over 25 years. Pro forma information has been omitted due to immateriality.

     In June 1995, the Company purchased approximately 96% of the outstanding capital stock of Maillefer Instruments S.A. ("Maillefer") from Maillefer stockholders for SFR11,000 per share in a cash transaction valued at approximately $65.8 million. Based in Switzerland, Maillefer is a manufacturer and distributor of principally endodontic instruments.

     The acquisition was accounted for under the purchase method of accounting and the results of Maillefer's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $65.8 million plus direct acquisition costs has been allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed, which will be finalized in 1996. Since the estimated fair value of net assets acquired exceeded the purchase price by approximately $19.7 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Maillefer occurred on January 1, 1994 (in thousands, except per share amounts):

                                              Year Ended December 31,
                                              -----------------------
                                                1995           1994
                                              --------       --------
        Net sales                             $590,051       $559,188

        Income from continuing operations       57,106         56,447

        Earnings per common share from
         continuing operations                    2.11           2.03

     The pro forma information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented. The difference of $.11 per common share between actual and pro forma results in 1995 is primarily due to the inclusion in the pro forma results of Maillefer operations prior to the June acquisition and differences in the period in which the effects of purchase price accounting are recognized.

     In August 1995, the Company purchased the assets of Dunvale Corporation ("Dunvale") in a cash transaction valued at $1.8 million. The acquisition was accounted for under the purchase method of accounting and the results of Dunvale's operations have been included in the accompanying financial statements since the date of acquisition. The excess ($1.5 million) of acquisition cost over the fair value of net assets acquired is being amortized over 25 years. Proforma information has been omitted due to immateriality.

     In September 1995, the Company announced the signing of a Letter of Intent to purchase the dental manufacturing and distribution operations of Tulsa Dental Instruments LLC for $75 million in cash and an earn-out provision based on the operating performance of the acquired business. The transaction was consummated in January 1996.

     In December 1993, the Company sold the rights to the VALIANT[registered trademark] trademark in the United States and Canada along with certain production assets for $3.1 million. Sales for the VALIANT[registered trademark] product line in the United States and Canada for 1993 were $4.4 million.


NOTE 3 - DISCONTINUED OPERATIONS
- --------------------------------

     In October 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. The medical operations included the Eureka X-Ray Tube Corp. (Eureka), GENDEX Medical and CMW business units which manufacture medical x-ray tubes, medical x-ray systems and orthopedic bone cement, respectively. The net assets of CMW were sold in November 1994 and substantially all of the net assets of Eureka were sold in two transactions in November and December 1994, for a total of $44.5 million. The $12.0 million gain on disposal, before applicable income taxes, included a provision of $.5 million for estimated operating losses to be incurred during the phase-out period of the GENDEX Medical business unit.

     Sales from these operations were $18.9 million, $48.6 million and $48.8 million for 1995, 1994 and 1993, respectively. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of net assets discontinued to the total net assets of the consolidated entity.

     The components of net assets of discontinued operations included in the Consolidated Balance Sheets at December 31, 1995 and 1994 were:

                                                          December 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
                                                         (in thousands)
     Accounts and notes receivable-trade, net        $  2,105     $  4,650
     Inventories                                        6,550        6,312
     Deferred income taxes                              4,611        4,130
     Prepaid expenses and other current assets            174        1,848
     Property, plant and equipment, net                 2,644        3,899
     Other noncurrent assets, net                       2,331        1,298
     Costs in excess of fair value of net
      assets acquired, net                              3,348        3,448
     Accounts payable                                  (1,106)      (2,649)
     Accrued liabilities                               (9,043)      (8,623)
     Other liabilities                                 (5,744)      (6,681)
                                                     --------     --------
                                                     $  5,870     $  7,632
                                                     ========     ========

     The sale of the remaining operations comprising the medical business was completed in the first quarter of 1996.


NOTE 4 - MERGER
- ---------------

     On June 11, 1993, Old Dentsply merged with and into GENDEX, which was the surviving corporation in the Merger, pursuant to an Agreement and Plan of Merger dated February 8, 1993 by and between Old Dentsply and GENDEX. Upon effectiveness of the Merger, GENDEX changed its name to DENTSPLY International Inc. and changed its fiscal year end to December 31 from March 31. In the Merger, the stockholders of Old Dentsply received 14.4 million shares of GENDEX common stock in exchange for all the outstanding shares of Old Dentsply common stock. The transaction was accounted for as a pooling-of-interests for financial reporting purposes.

     In connection with the Merger, the Company recorded after-tax charges of $7.9 million during 1993. The Merger costs included expenses incurred to consummate the transactions such as investment banking, legal fees and accounting fees.

NOTE 5 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
- ----------------------------------------------------

     The Company's continuing operations are conducted primarily in one industry segment as a designer, manufacturer and distributor of dental equipment and supplies.

     The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies exist among the Company's operations in different geographic areas. Intercompany sales of manufacturing materials between areas are at prices which, in general, provide a reasonable profit after coverage of all manufacturing costs. Intercompany sales of finished goods are at prices intended to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

     Operating income (loss) from continuing operations before discretionary ESOP contributions consists of net sales less related costs, direct operating expenses and intercompany royalties allocated from Corporate for use of patents and trademarks owned by the Company. In 1993, operating income (loss) from continuing operations before discretionary ESOP contributions for Corporate included $8.2 million of costs associated with the Merger. Assets by geographic area are those used in the operations in the geographic area.


     The following table sets forth information about the Company's continuing operations in different geographic areas for 1995, 1994 and 1993:

                               United                                      Adjustments/
                               States     Europe     Other     Corporate   Eliminations    Total
                              --------   --------   --------   ---------   ------------   --------

1995                                                        (in thousands)
- ----
Net sales:
  Customers                   $322,929   $174,139   $ 74,960    $    ---     $    ---     $572,028
  Intercompany                  46,613     13,680      4,822         ---      (65,115)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                369,542    187,819     79,782         ---      (65,115)     572,028

Operating income (loss)
 from continuing operations
 before discretionary
 ESOP contributions             86,315     26,015        434     (10,703)      (1,326)     100,735

Assets                         319,429    258,723     43,631     128,823     (158,751)     591,855

1994
- ----
Net sales:
  Customers                   $317,492   $136,505   $ 70,761    $    ---     $    ---     $524,758
  Intercompany                  41,653      7,085      4,130         ---      (52,868)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                359,145    143,590     74,891         ---      (52,868)     524,758

Operating income (loss)
 from continuing operations
 before discretionary
 ESOP contributions             88,204     15,200      3,133     (9,948)          811       97,400

Assets                         287,364    162,365     39,400    110,802      (133,001)     466,930



                               United                                      Adjustments/
                               States     Europe     Other     Corporate   Eliminations    Total
                              --------   --------   --------   ---------   ------------   --------

1993                                                        (in thousands)
- ----
Net sales:
  Customers                   $317,940   $118,680   $ 67,200   $    ---      $    ---     $503,820
  Intercompany                  42,007      5,899      2,895        ---       (50,801)         ---
                              --------   --------   --------   --------      --------     --------

Total net sales                359,947    124,579     70,095        ---       (50,801)     503,820

Operating income (loss)
 from continuing operations
 before discretionary
 ESOP contributions             77,575     11,044      6,052    (20,227)         (478)      73,966

Assets                         289,889    142,014     35,305    152,749      (153,170)     466,787


     Third party export sales from the United States are less than ten percent of total sales. In 1995, no customer accounted for 10% or more of net sales. One customer accounted for approximately 11% and 10% of net sales in 1994 and 1993, respectively.

NOTE 6 - INVENTORIES
- --------------------

     Inventories consist of the following:
                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
                                                   (in thousands)
          Finished goods                        $ 70,677    $ 46,765
          Work-in-process                         26,440      19,238
          Raw materials and supplies              28,587      22,896
                                                --------    --------
                                                $125,704    $ 88,899
                                                ========    ========

     Pre-tax income was $.2 million lower in 1995, $1.2 million lower in 1994 and $.6 million higher in 1993 as a result of using the LIFO method as compared to using the FIFO method. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be lower than reported at December 31, 1995 and 1994 by $2.0 million and $2.2 million, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------

     Property, plant and equipment consist of the following:
                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
          Assets, at cost:                         (in thousands)
            Land                                $ 17,395    $ 16,130
            Buildings and improvements            67,903      41,420
            Machinery and equipment               88,417      61,103
            Construction in progress               9,039       5,244
                                                --------    --------
                                                 182,754     123,897
            Less:  Accumulated depreciation       42,653      32,757
                                                --------    --------
                                                $140,101    $ 91,140
                                                ========    ========
NOTE 8 - ACCRUED LIABILITIES
- ----------------------------

     Accrued liabilities consist of the following:
                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
          Payroll, commissions, bonuses            (in thousands)
           and other cash compensation          $ 10,441    $ 10,042
          Employee benefits                        6,947       6,931
          Other                                   29,183      17,674
                                                --------    --------
                                                $ 46,571    $ 34,647
                                                ========    ========

NOTE 9 - FINANCING ARRANGEMENTS
- -------------------------------

Short-Term Borrowings
- ---------------------
     Short-term bank borrowings amounted to $7.6 million and $9.1 million at December 31, 1995 and 1994, respectively. Unused lines of credit for short-term financing at December 31, 1995 and 1994 were $63.0 million and $59.4 million, respectively. Substantially all unused lines of credit have no major restrictions and are renewable annually. Interest is charged on borrowings under these lines of credit at various rates, generally under prime or equivalent money rates.

Long-Term Borrowings
- --------------------
                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
                                                   (in thousands)
$175.0 million bank revolving loan facility
 maturing December 23, 1999                     $    ---    $ 10,000

$60.0 million bank term loan maturing
 December 23, 1999, Swiss Francs 45.9 million
 and Pounds Sterling 12.5 million outstanding
 at December 31, 1995, bearing interest at a
 weighted average of 2.4% for Swiss Franc
 borrowings and 6.9% for Pounds Sterling
 borrowings                                       59,172         ---

$25.0 million bank multicurrency revolving credit
 facility maturing August 31, 1997, various
 currencies outstanding at December 31, 1995,
 bearing interest at a weighted average of 9.1%    9,496       2,771

Other borrowings, various currencies and rates         7          71
                                                --------    --------
                                                  68,675      12,842
Less: Current portion (included in notes
      payable and current portion of
      long-term debt)                                ---          53
                                                --------    --------
                                                $ 68,675    $ 12,789
                                                ========    ========

     The bank revolving credit agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company pays a facility fee of .10 percent annually on the entire amount of the commitment. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the interest rate option selected, and, in the event of a LIBOR borrowing, the ratio of interest expense to operating income.

     The bank term loan and the bank multicurrency revolving credit facility contain affirmative and negative covenants as to the operations and financial condition of the Company, which are substantially equivalent to those in the bank revolving credit agreement. The Company pays a facility fee of .10 percent annually on the entire amount of the bank multicurrency revolving credit facility commitment.

     In 1993 the Company recorded an extraordinary loss of $14.0 million ($20.3 million before income tax benefit) or $.57 per common share for the early retirement of debt. The extraordinary loss consisted primarily of a prepayment premium on $85.0 million of Secured Notes.


NOTE 10 - OTHER LIABILITIES
- ---------------------------

     Other liabilities consist of the following:

                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
                                                   (in thousands)
          Pension                               $ 30,635    $ 26,479
          Medical and other postretirement
           benefits                               10,729      10,009
          Other                                    5,740       4,366
                                                --------    --------
                                                $ 47,104    $ 40,854
                                                ========    ========


NOTE 11 - STOCKHOLDERS' EQUITY
- ------------------------------

     In December 1994, the Board of Directors authorized the repurchase of up to
2.8 million shares of common stock on the open market or in negotiated transactions. This authorization to repurchase shares expired on December 31, 1995. In December 1995, the Board of Directors authorized the repurchase of up to 2.8 million additional shares of common stock on the open market or in negotiated transactions. This authorization to repurchase shares expires on December 31, 1996. The Company repurchased 1.3 million shares for $42.7 million and .1 million shares for $2.7 million in 1995 and 1994, respectively.

     In January 1994, the Company granted options to purchase 15,000 shares to the Chairman of the Board at an exercise price of $44.50, which was equal to the market price on the date of grant. The options were immediately exercisable and expire ten years from date of grant.

     In December 1993, the Company issued 3.1 million shares of its common stock in a public offering resulting in net proceeds of $115.1 million.

     In connection with the Merger, the number of authorized shares of common stock was increased from 25 million to 100 million shares and the par value of all shares was changed from $1.00 to $.01 per share. Common stock and capital in excess of par value and all transactions involving common stock have been restated to reflect the revised par value.

     The Company has four stock option plans (1987 Plan, 1992 Plan, 1993 Stock Option Conversion Plan and 1993 Plan). Under the 1987 and 1992 Plans, a committee appointed by the Board of Directors may grant to key employees and directors of the Company up to one million option shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options expire ten years and one month or ten years and one day after date of grant under the 1987 Plan and 1992 Plan, respectively.

     The 1993 Stock Option Conversion Plan provides for the conversion of all options to acquire shares of common stock of Old Dentsply outstanding at the time of the Merger into options to acquire shares of the common stock of the Company. Options to acquire shares of Old Dentsply were converted into options to acquire 28,000 shares of common stock of the Company at exercise prices ranging from $5.89 to $8.95 per share. Outstanding options under the 1993 Stock Option Conversion Plan expire on various dates but not later than April 9, 1996. No further options can be granted under this plan.

     The 1993 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and stock options which do not constitute ISOs ("NSOs") to key employees and non-employee directors of the Company. Each non-employee director receives automatic and non-discretionary NSOs to purchase 3,000 shares of common stock on the date he or she becomes a non-employee director and an additional 3,000 shares on the third anniversary of the date the non-employee director was last granted an option. Grants of options to key employees are solely discretionary. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. The committee may shorten or lengthen the exercise schedule for any or all options granted to key employees. The exercise price of ISOs and NSOs is generally equal to the fair market value on the date of grant. ISOs granted to an individual who possesses more than 10% of the combined voting power of all classes of stock of the Company have an exercise price of 110% of fair market value and expire five years from the date of grant. The number of shares available for options under the 1993 Plan is adjusted annually to equal 5% of the outstanding common shares of the Company on each January 1.

     Options granted under any of the four Plans may be exercised only while the grantee is employed by the Company or is a member of the Board of Directors or within defined periods after termination.

     Transactions involving the Plans are summarized as follows:

                                Option
                                 Price                              Available
                               per Share   Outstanding Exercisable  for Grant
                              ------------ ----------- -----------  ---------

Balance at December 31, 1992  $2.66-$46.25    620,213     497,586   2,249,832
Authorized                                        ---         ---   1,000,000
Granted                       $37.00-$39.75    54,000         ---     (54,000)
Became exercisable                                ---     114,146         ---
Exercised                     $2.66-$25.44   (192,521)   (192,521)        ---
Expired/Canceled                              (14,342)     (5,861) (1,905,832)
                                             --------    --------   ---------

Balance at December 31, 1993  $3.13-$46.25    467,350     413,350   1,290,000
Authorized                                        ---         ---     388,299
Granted                       $8.95-$44.50    387,385         ---    (387,385)
Became exercisable                                ---      18,885         ---
Exercised                     $3.13-$ 8.95   (146,493)   (146,493)        ---
Expired/Canceled                              (33,600)        ---      33,600
                                             --------    --------   ---------
Balance at December 31, 1994  $4.56-$46.25    674,642     285,742   1,324,514
Authorized                                        ---         ---       2,975
Granted                       $31.00-$37.75   447,300         ---    (447,300)
Became exercisable                                ---     132,834         ---
Exercised                     $4.56-$23.81   (188,881)   (188,881)        ---
Expired/Canceled                              (67,000)    (33,132)     67,000
                                             --------    --------   ---------

Balance at December 31, 1995  $5.25-$44.50    866,061     196,563     947,189
                                             ========    ========   =========

     The Company issued 180,000 stock purchase warrants in August 1990 in connection with an acquisition to the principals of an investment banking firm, one of whom is a director of the Company. The warrants are exercisable at any time through August 28, 2000, at an exercise price of $6.125 per share (market price at date issued). During 1995, 140,000 of the warrants were exercised and 40,000 remain outstanding at December 31, 1995.


NOTE 12 - INCOME TAXES
- ----------------------

     The components of income from continuing operations before income taxes are as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1995        1994        1993
                                          --------    --------    --------
                                                   (in thousands)
          United States                   $ 66,403    $ 74,479    $ 36,602
          Foreign                           23,614      17,183      14,740
                                          --------    --------    --------
                                          $ 90,017    $ 91,662    $ 51,342
                                          ========    ========    ========

     The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1995        1994        1993
                                          --------    --------    --------
                                                   (in thousands)
          Current:
            U.S. federal                  $ 21,526    $ 17,774    $ 21,375
            U.S. state                       4,112       3,403       2,445
            Foreign                         11,627       6,937       6,198
                                          --------    --------    --------
              Total                         37,265      28,114      30,018
                                          --------    --------    --------
          Deferred:
            U.S. federal                      (994)      6,863      (3,450)
            U.S. state                        (170)      1,584        (646)
            Foreign                            (47)        957         275
                                          --------    --------    --------
              Total                         (1,211)      9,404      (3,821)
                                          --------    --------    --------
                                          $ 36,054    $ 37,518    $ 26,197
                                          ========    ========    ========

     The provision for income taxes is reconciled to income from continuing operations before income taxes as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1995        1994        1993
                                          --------    --------    --------
          Statutory federal income
           tax rate                         35.0%       35.0%       35.0%
          Effect of:
           State income taxes, net of
            federal benefit                  3.0         3.5         2.3
           Nondeductible amortization
            of goodwill                      1.5         1.0         1.9
           Nondeductible merger and
            acquisition costs                 -           -          4.9
           Foreign losses with no tax
            benefit                          1.4         1.2         2.1
           Tax on foreign earnings
            repatriated                       -           -          2.3
           Other                            (0.8)        0.2         2.5
                                          --------    --------    --------
                                            40.1%       40.9%       51.0%
                                          ========    ========    ========

     The tax effect of temporary differences giving rise to deferred tax liabilities and assets are as follows:

                                  December 31, 1995       December 31, 1994
                               ----------------------- -----------------------
                                 Current   Noncurrent    Current   Noncurrent
                                  Asset       Asset       Asset       Asset
                               (Liability) (Liability) (Liability) (Liability)
                               ----------- ----------- ----------- -----------
                                                (in thousands)
Employee benefit accruals       $   972     $  4,968    $  2,201    $  2,851
Product warranty accruals           929          ---         789         ---
Differences in financial
 reporting and tax basis
 for:
  Inventory                      (3,845)         ---        (185)        ---
  Property, plant and
   equipment                        ---      (28,852)        ---     (19,728)
  Identified intangible assets      ---       (9,943)        ---      (7,053)
Accrued costs associated with
 discontinued operations          4,611          ---       4,130         ---
Insurance premium accruals        1,884          ---       1,360         ---
Other                             1,695       (1,087)      1,450        (587)
Foreign tax credit
 carryforwards                      ---        1,070         ---         950
Tax loss carryforwards in
 foreign jurisdictions              ---        4,882         ---       2,936
Valuation allowance for
 foreign tax credit and
 tax loss carryforwards             ---       (5,952)        ---      (3,886)
                                --------    --------    --------    --------
                                $  6,246    $(34,914)   $  9,745    $(24,517)
                                ========    ========    ========    ========

     Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

                                                      December 31,
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
                                                     (in thousands)
       Deferred income taxes                      $ 12,836    $  5,710
       Net assets of discontinued operations         4,611       4,130
       Current portion of deferred income taxes    (11,201)        (95)
       Other noncurrent assets, net                  4,028         203
       Deferred income taxes                       (38,942)    (24,720)

     The provision for income taxes was reduced due to utilization of tax loss carryforwards by $47,000 in 1994 and $.4 million in 1993. Certain foreign subsidiaries of the Company have tax loss carryforwards of $11.8 million at December 31, 1995, of which $9.7 million expire through 2000 and $2.1 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been offset by a valuation allowance.

     At December 31, 1995, the Company had foreign tax credits available for carryforward of $1.1 million, which expire in 1997. The tax benefit of these tax credit carryforwards has been offset by a valuation allowance.

     Income taxes have not been provided on $28.4 million of undistributed earnings of foreign subsidiaries, which will continue to be reinvested. If remitted as dividends, these earnings could become subject to additional tax. It is not practicable to estimate the amount of additional tax that might be payable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax payable.


NOTE 13 - BENEFIT PLANS
- -----------------------

     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored pension plans. Total pension costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $7.5 million in 1995, $6.0 million for 1994 and $9.8 million for 1993. The Company maintains an Employee Stock Ownership Plan (the "ESOP") covering substantially all the U.S. non-union employees of DENTSPLY. Contributions to the ESOP for 1995, 1994 and 1993 were $1.7 million, $1.9 million and $5.7 million, respectively. In addition, interest expense incurred on ESOP loans and participant notes approximated $.2 million for 1995, $.5 million for 1994 and $.6 million for 1993.

     The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company will also make additional cash contributions of at least $3.6 million over the next eight years. Dividends received by the ESOP on allocated shares are passed through to Plan participants. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. At December 31, 1995, the ESOP held 6.7 million shares, of which 5.8 million shares were allocated to Plan participants and .9 million shares were unallocated and pledged as collateral for ESOP debt. Unallocated shares held by the ESOP were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3.

     The Employee Stock Ownership Plan reserve consists of a loan receivable from the Employee Stock Ownership Plan bearing interest at 3.06%, payable in equal quarterly installments through March 31, 2004.

     The Company maintains pension plans for its employees in Germany and for employees of Maillefer in Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. The pension provision for the German and Swiss plans included the following components:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1995        1994        1993
                                            --------    --------    --------
                                                     (in thousands)
Service cost                                $  1,935    $  1,021    $    798
Interest cost on projected benefit
 obligations                                   2,839       2,009       1,749
Net investment return on plan assets            (251)        ---         ---
Net amortization and deferral                    296          87         (19)
                                            --------    --------    --------
                                            $  4,819    $  3,117    $  2,528
                                            ========    ========    ========

The funded status and amounts recognized in the consolidated balance sheets for these retirement plans were as follows:
                               December 31, 1995         December 31, 1994
                            ------------------------  ------------------------
                              Assets     Accumulated    Assets     Accumulated
                             Exceeded     Benefits     Exceeded     Benefits
                            Accumulated   Exceeded    Accumulated   Exceeded
                             Benefits      Assets      Benefits      Assets
                            -----------  -----------  -----------  -----------
Actuarial present value of:                   (in thousands)
  Vested benefit
   obligations               $ 18,936     $ 25,660     $    ---     $ 21,922
                             ========     ========     ========     ========
  Accumulated benefit
   obligations               $ 18,936     $ 27,756     $    ---     $ 24,184
                             ========     ========     ========     ========
Actuarial present value
 of projected benefit
 obligations                 $ 20,443     $ 32,382     $    ---     $ 28,191

Plan assets at fair value      25,526          ---          ---          ---
                             --------     --------     --------     --------

Plan assets less (greater)
 than projected benefit
 obligations                   (5,083)      32,382          ---       28,191

Unrecognized obligation           ---       (1,870)         ---       (1,838)

Unrecognized net gain             630          905          ---          686
                             --------     --------     --------     --------
(Prepaid pension expense)
 pension liability           $ (4,453)    $ 31,417     $    ---     $ 27,039
                             ========     ========     ========     ========


     The projected benefit obligations for these plans were determined using discount rates of 7.5 percent as of December 31, 1995 and 1994 in Germany and
4.5 percent as of December 31, 1995 in Switzerland. The assumed long-term rate of return on Swiss plan assets for 1995 was 5.0 percent. The weighted average rate of increase used for future compensation levels was 5.0 percent for 1995, 1994 and 1993 in Germany and 3.0 percent for 1995 in Switzerland.

     The Company sponsors an unfunded defined benefit postretirement medical plan that covers certain U.S. based non-union employees. This postretirement healthcare plan is contributory, with retiree contributions adjusted annually to limit the Company's contribution to $21 per month per retiree for most participants who retired after June 1, 1985. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

     The following table sets forth the combined status of the plans:

                                                    December 31,
                                                --------------------
                                                  1995        1994
                                                --------    --------
          Accumulated postretirement benefit       (in thousands)
           obligation:

            Retirees                            $  8,317    $  6,698
            Fully eligible active plan
             participants                            468         608
            Other active plan participants         1,498       1,362
                                                --------    --------
            Accumulated postretirement benefit
             obligation at end of period          10,283       8,668

            Unrecognized gain                        446       1,341
                                                --------    --------
            Net postretirement benefit
             liability                          $ 10,729    $ 10,009
                                                ========    ========



                                                Year Ended December 31,
                                           --------------------------------
                                             1995        1994        1993
                                           --------    --------    --------
Net periodic postretirement benefit                 (in thousands)
 cost for the period included the
 following components:

   Service cost - benefits attributed
    to service during the period           $    188    $    178    $    197

   Interest cost on accumulated
    postretirement benefit obligation           804         679         627
                                           --------    --------    --------
     Net periodic postretirement
      benefit cost                         $    992    $    857    $    824
                                           ========    ========    ========

     For measurement purposes, the annual rate of increase in the per capita cost of covered healthcare benefits assumed for 1995 and thereafter was 10% in 1995 and 1994 and 9.5% in 1993. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1995 by $.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $.1 million for the year then ended.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% for 1995 and 1994.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

     The Company leases automobiles and certain office, warehouse, machinery and equipment and manufacturing facilities under noncancellable operating leases. These leases generally require the Company to pay insurance, property taxes and other expenses related to the leased property. Total rental expense for all operating leases was $8.8 million for 1995, $8.1 million for 1994 and $7.4 million for 1993.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment amount to: $7.3 million for 1996, $5.3 million for 1997, $3.6 million for 1998, $2.3 million for 1999, $1.5 million for 2000 and $11.5 million thereafter (net of sublease rentals of $.3 million in 1996, $.2 million in 1997, $.1 million in 1998, $.1 million in 1999, $.1 million in 2000, and $.9 million thereafter).

     The Company has sold certain receivables with recourse liability and entered into third party guarantees approximating $1.0 million at December 31, 1995 and $2.0 million at December 31, 1994.

     At December 31, 1995, the Company had a contractual commitment to purchase implant, prosthetic and laboratory products from Core-Vent Corporation. This commitment is estimated at $175.4 million at December 31, 1995, for years through 2003 as follows:
                                       (in thousands)
                       1996               $ 18,897
                       1997                 21,057
                       1998                 22,321
                       1999                 23,660
                       2000                 25,079
                       Later years          64,337
                                          --------
                                          $175,351
                                          ========

     Purchases under the contract were $19.4 million in 1995, $19.1 million in 1994 and $15.6 million in 1993.

     The Company has certain noncancellable purchase commitments for dental burs and x-ray units and parts amounting to $3.9 million in 1996, $.2 million in 1997 and zero thereafter.

     The Company has employment agreements with its executive officers and certain other management employees. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined) the Company's liability would be approximately $4.4 million at December 31, 1995.

     The Company is from time to time a party to lawsuits arising out of its operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.


NOTE 15 - UNUSUAL OR NON-RECURRING ITEMS
- ----------------------------------------

     During 1995 and 1993, the Company recorded certain unusual or non-recurring charges which impacted the comparison with other periods. These unusual or non-recurring charges, on an after tax basis, included the following:
                                                     Year Ended December 31,
                                                     -----------------------
                                                       1995            1993
                                                     --------        --------
                                                          (in thousands)
     Costs associated with consolidation of
      all executive functions in York, PA            $  1,452        $    ---
     Loss on sale of corporate aircraft                   369             ---
     Merger transaction costs                             ---           7,863
     Write-off of accounts receivable from
      Healthco International, a major distributor
      which filed for Chapter 11 bankruptcy
      protection in June 1993                             ---           4,310
     Additional reserves and accruals for certain
      litigation                                          ---           1,110
     Final discretionary contributions to the ESOP
      related to Old Dentsply and severance costs
      for 94 supervisory and administrative
      personnel                                           ---           3,173
                                                     --------        --------
                                                     $  1,821        $ 16,456
                                                     ========        ========

     The impact of these expenses on earnings per common share was $.07 in 1995 and $.67 in 1993.


NOTE 16 - RELATED PARTY TRANSACTIONS
- ------------------------------------

     The Company leases its Des Plaines, Illinois office and manufacturing facility from a partnership whose partners include a director and former directors of the Company. Under terms of the noncancellable operating lease, the Company currently pays $.7 million per year with provisions for an annual increase, as defined, of up to 3% per annum. The Company is responsible for paying property taxes, utilities, insurance, maintenance and repair costs with respect to the facility. The lease expires in August 2011 and provides the Company with an option to extend the term of the lease for an additional five-year period.

     The Company purchased 800,000 shares from the McDonough family interests for an aggregate purchase price of $27.6 million pursuant to an agreement entered into on February 8, 1995, in connection with John J. McDonough's resignation as Chief Executive Officer of the Company.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
- -----------------------------------------------------

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     --------   --------   --------   --------
1995:                                 (in thousands except per share amounts)
- -----
Net sales                            $133,105   $139,878   $137,330   $161,715
Gross profit                           66,435     70,163     62,919     81,335
Operating income from continuing
 operations before discretionary
 ESOP contributions                    22,911     26,912     17,342     33,570
Net income                             12,972     13,237      9,479     18,275

Earnings per common share                 .48        .49        .35        .68
Dividends per common share               .075       .075       .075      .0825

1994:
- -----
Net sales                            $126,848   $127,967   $129,930   $140,012
Gross profit                           61,120     64,082     65,615     66,906
Operating income from continuing
 operations before discretionary
 ESOP contributions                    21,873     24,605     24,583     26,339
Income from continuing
 operations                            11,588     13,566     13,781     15,209
Income from the operation
 of discontinued Medical
 business                                 767        468         75        ---
Gain on disposal of
 Medical business                         ---        ---        ---      6,543
                                     --------   --------   --------   --------

Net income                           $ 12,355   $ 14,034   $ 13,856   $ 21,752
                                     ========   ========   ========   ========

Earnings per common share:
  Income from continuing
   operations                           $ .42      $ .49      $ .50      $ .55
  Income from the operation
   of discontinued Medical
   business                               .03        .02        ---        ---
  Gain on disposal of
   Medical business                       ---        ---        ---        .23
                                        -----      -----      -----      -----

  Net income                            $ .45      $ .51      $ .50      $ .78
                                        =====      =====      =====      =====

Dividends per common share                ---        ---      $.075      $.075



Schedule II                                   DENTSPLY INTERNATIONAL INC.
                                          VALUATION AND QUALIFYING ACCOUNTS(a)
                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                       Additions
                                                       ---------
                                Balance at     Charged to     Charged to    Write-offs                   Balance
                                Beginning       Costs and        Other        Net of     Translation     at End
Description                      of Period       Expenses      Accounts     Recoveries   Adjustment     of Period
                                -----------    ----------     ----------    ----------   -----------    ---------
                                                     (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
  1993                            $1,751         $7,602        $    -        $(7,625)        $ 14        $ 1,742
  1994                             1,742            163             -           (287)          59          1,677
  1995                             1,677            515            209 (b)      (213)          66          2,254


Allowance for trade discounts:

For Year Ended December 31,
  1993                               447          2,180             -         (2,310)          (2)           315
  1994                               315          2,662             -         (2,466)          (5)           506
  1995                               506          2,446             -         (2,220)           5            737


Inventory valuation reserves:

For Year Ended December 31,
  1993                             8,295         1,462            (813)       (3,518)         (52)         5,374
  1994                             5,374         1,886               2        (1,765)         125          5,622
  1995                             5,622           908          15,608 (c)    (1,869)         459         20,728

- ------------------
(a) Excludes discontinued operations.
(b) Includes Maillefer acquisition $209.
(c) Includes Maillefer acquisition $15,531.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DENTSPLY INTERNATIONAL INC.


April 1, 1996                      By:/s/ Burton C. Borgelt
                                      -----------------------
                                      Burton C. Borgelt
                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Burton C. Borgelt
- -------------------------   Chairman of the Board    April 1, 1996
Burton C. Borgelt           and a Director
                            (Principal Executive Officer)


/s/ John C. Miles, II
- -------------------------   President and Chief      April 1, 1996
John C. Miles, II           Executive Officer and
                            a Director


/s/ Edward D. Yates
- -------------------------   Senior Vice President    April 1, 1996
Edward D. Yates             and Chief Financial
                            Officer (Principal
                            Financial and Accounting
                            Officer)


/s/ Douglas K. Chapman
- -------------------------   Director                 April 1, 1996
Douglas K. Chapman


/s/ Michael J. Coleman                               April 1, 1996
- -------------------------   Director
Michael J. Coleman


/s/ Arthur A. Dugoni                                 April 1, 1996
- -------------------------   Director
Arthur A. Dugoni, D.D.S., M.S.D.


/s/ C. Frederick Fetterolf
- --------------------------  Director                 April 1, 1996
C. Frederick Fetterolf

/s/ William S. Green        Director                 April 1, 1996
- -------------------------
William S. Green


/s/ Arthur L. Herbst        Director                 April 1, 1996
- -------------------------
Arthur L. Herbst, M.D.


/s/ Leslie A. Jones         Director                 April 1, 1996
- -------------------------
Leslie A. Jones


/s/ W. Keith Smith          Director                 April 1, 1996
- -------------------------
W. Keith Smith

                          EXHIBIT INDEX
                           Sequential

Exhibit No.             Description                         Page No.
- -----------             -----------                        ----------
 10.3         Amended and Restated Split Dollar                 78
              Insurance Agreement between The
              McDonough Insurance Trust and the
              Company dated October 25, 1995

 10.11        Employment Agreement dated January 1,             83
              1996 between the Company and Burton C.
              Borgelt

 10.12 (b)    Amendment to Employment Agreement                 88
              between the Company and John C.
              Miles, II dated February 16, 1996,
              effective January 1, 1996

 10.17        Employment Agreement dated January 1,             89
              1996 between the Company and W.
              William Weston

 10.18        Employment Agreement dated January 1,             96
              1996 between the Company and Thomas L.
              Whiting

 10.31 (b)    Amendment to Letter Agreement between            103
              the Company and John J. McDonough dated
              July 6, 1995

 10.35        Multi-Currency Term Loan Agreement among         105
              Dentsply Ltd., the banks named therein,
              and ABN AMRO Bank N.V., dated as of May 12,
              1995 (Note: All attachments have been
              omitted.  Copies of such attachments
              will be furnished supplementally to the
              Securities and Exchange Commission upon
              request.)

 11           Computation of earnings per share                153

 21.1         Subsidiaries of the Company                      154

 23.1         Consent of KPMG Peat Marwick LLP                 156

 27           Financial Data Schedule                          157