Form 10-Q
period 1996-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1996-05-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                               -----------------------

                                 OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                  Commission File Number 0-16211

                   DENTSPLY International Inc.
- -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                    39-1434669
- -----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


570 West College Avenue, P. O. Box 872, York, PA  17405-0872
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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At
May 14,1996 the Company had 26,956,269 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of 18
                                    ----
                    Exhibit Index at Page  16
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   March 31, 1996
                                 ------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      12


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    14
   Item 6 - Exhibits and Reports on Form 8-K.............    14

   Signatures...........................................     15

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                               (unaudited)
                                               December 31,     March 31,
                                                   1995           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   3,974      $   3,023
  Accounts and notes receivable-trade, net         93,315         92,003
  Inventories                                     125,704        129,317
  Prepaid expenses and other current assets        16,906         17,757
  Net assets of discontinued operations             5,870           -
                                                ---------      ---------
     Total Current Assets                         245,769        242,100
Property, plant and equipment, net                140,101        139,959
Other noncurrent assets, net                       13,974         15,329
Identifiable intangible assets, net                39,282         56,645
Cost in excess of fair value of net
 assets acquired, net                             149,127        200,774
                                                ---------      ---------
Total Assets                                    $ 588,253      $ 654,807
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable and accrued liabilities      $  78,356      $  73,281
  Income taxes payable                             31,221         34,246
  Notes payable and current portion
   of long-term debt                                7,616         10,321
  Net liabilities of discontinued operations         -             2,157
                                                ---------      ---------
     Total Current Liabilities                    117,193        120,005
Long-term debt                                     68,675        121,089
Deferred income taxes                              35,927         34,916
Other liabilities                                  47,104         47,781
                                                ---------      ---------
     Total Liabilities                            268,899        323,791
                                                ---------      ---------
Minority interests in consolidated subsidiary       3,432          3,489
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 27.1 million shares
   issued at December 31, 1995 and
   March 31, 1996                                     271            271
   Capital in excess of par value                 149,999        149,980
   Retained earnings                              179,231        191,994
   Cumulative translation adjustment                3,234          1,662
   Employee stock ownership plan reserve          (12,536)       (12,156)
   Treasury stock, at cost, .1 million
   shares at December 31, 1995 and
   March 31,1996                                   (4,277)        (4,224)
                                                ---------      ---------
     Total Stockholders' Equity                   315,922        327,527
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 588,253      $ 654,807
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial
statements.                          3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1995        1996
                                          --------    --------
                                 (in thousands, except per share data)

Net sales                                 $133,105    $155,910
Cost of products sold                       66,670      78,982
                                          --------    --------
                                            66,435      76,928
Selling, general and administrative
 expenses                                   43,524      50,027
                                          --------    --------
Operating income                            22,911      26,901
Interest expense                             1,606       3,095
Interest income                               (255)       (217)
Other (income) expense, net                     48      (1,066)
                                          --------    --------
Income before income taxes                  21,512      25,089
Provision for income taxes                   8,540      10,102
                                          --------    --------
Net income                                $ 12,972    $ 14,987
                                          ========    ========



Earnings per common share                    $.48       $.56

Dividends per common share                   $.075      $.0825

Weighted average common shares
 outstanding                                27,225      26,953
















See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1995       1996
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 12,972   $ 14,987
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     4,768      7,005
      Other, net                                      (10,251)    (3,807)
                                                     --------   --------
Net cash provided by operating activities               7,489     18,185
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (10,950)   (75,200)
   Property, plant and equipment additions             (2,716)    (4,289)
   Proceeds from disposal of Medical business            -         5,700
   Other, net                                             797       (161)
                                                     --------   --------
Net cash used in investing activities                 (12,869)   (73,950)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (11,589)   (11,138)
   Proceeds from long-term debt                        30,019     66,249
   Cash paid for treasury stock                       (38,400)      -
   Increase in bank overdrafts and other
    short term debt                                    20,888        942
   Other, net                                             485     (1,811)
                                                     --------   --------
Net cash provided by financing activities               1,403     54,242
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                     129        572
                                                     --------   --------
Net decrease in cash and cash equivalents              (3,848)      (951)
Cash and cash equivalents at beginning of period        7,278      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  3,430   $  3,023
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  1,006   $  1,222
   Income taxes paid                                   12,509      5,925
   Non-cash transaction: note receivable for
    proceeds from disposal of Medical business           -         1,800






See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


Supplemental disclosures of noncash transactions (in thousands):

In March 1995, the Company purchased all of the capital stock of KV33 Corporation for $11.5 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                    $ 14,329
    Cash paid for capital stock                       (11,450)
                                                     --------
    Liabilities assumed                              $  2,879
                                                     ========



In January 1996, the Company purchased certain net assets of Tulsa Dental Products LLC for $75 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                   $ 78,451
     Cash paid for assets                              75,000
                                                     --------
     Liabilities assumed                             $  3,451
                                                     ========




























See accompanying notes to unaudited consolidated condensed financial statements.


                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1995     $  271     $149,999     $179,231     $ 3,234       $(12,536)     $ (4,277)      $315,922

Exercise of stock options and
 warrants                           ---          (38)         ---         ---            ---            53             15
Tax benefit related to stock
 options and warrants exercised     ---           19          ---         ---            ---           ---             19
Cash dividends declared, $.0825
 per share                          ---          ---       (2,224)        ---            ---           ---         (2,224)
Translation adjustment              ---          ---          ---      (1,572)           ---           ---         (1,572)
Net change in ESOP reserve          ---          ---          ---         ---            380           ---            380
Net income                          ---          ---       14,987         ---            ---           ---         14,987
                                 ------     --------     --------     -------       --------      --------       --------

Balance at March 31, 1996        $  271     $149,980     $191,994     $ 1,662       $(12,156)     $ (4,224)      $327,527
                                 ======     ========     ========     =======       ========      ========       ========















See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              MARCH 31, 1996
                              --------------

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------

Principles of Consolidation
- ---------------------------

     The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. Minority interests in net income of consolidated subsidiary is not material and is included in other (income) expense, net. Certain items in the prior year have been reclassified to conform to the 1996 presentation.

Inventories
- -----------

     Inventories are stated at the lower of cost or market. At December 31, 1995 and March 31, 1996, the cost of $10.6 million or 8% and $11.2 million or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out or average cost method.

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

NOTE 2 - BUSINESS ACQUISITIONS
- ------------------------------

      In January 1996, the Company purchased certain assets of Tulsa Dental Products L.L.C. ("Tulsa") in a cash transaction valued at $75 million. Based in Tulsa, Oklahoma, Tulsa is a manufacturer and distributor of principally endodontic instruments and materials.

     The acquisition was accounted for under the purchase method of accounting and the results of Tulsa's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $75 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess ($54.7 million) of acquisition cost over net assets acquired is being amortized over 25 years.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Tulsa occurred on January 1, 1995:

                                         Three Months Ended March 31,
                                          1995                  1996
                                        --------              --------
                                   (in thousands, except per share amounts)
     Net sales                          $137,459              $155,910

     Net income                           12,367                15,139

     Earnings per common share               .45                   .56

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

NOTE 3 - INVENTORIES
- --------------------

     Inventories consist of the following:

                                  December 31,      March 31,
                                      1995            1996
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 70,677        $ 72,857
     Work-in-process                  26,440          27,806
     Raw materials and supplies       28,587          28,654
                                    --------        --------
                                    $125,704        $129,317
                                    ========        ========

     Pre-tax income was $.3 million and .1 million lower in the three months ended March 31, 1995 and 1996, respectively, as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1995 and March 31, 1996 by $2.0 million and $1.9 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,      March 31,
                                                1995            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 17,395        $ 17,004
        Buildings and improvements              67,903          67,475
        Machinery and equipment                 88,417          90,982
        Construction in progress                 9,039          10,442
                                              --------        --------
                                               182,754         185,903
     Less: Accumulated depreciation             42,653          45,944
                                              --------        --------
                                              $140,101        $139,959
                                              ========        ========

NOTE 5- DISCONTINUED OPERATIONS
- --------------------------------

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. The medical operations include Eureka X-Ray Tube Corp. (Eureka), GENDEX Medical and CMW business units which manufacture medical x-ray tubes, medical x-ray systems and orthopedic bone cement, respectively. The net assets of CMW and substantially all of the net assets of Eureka were sold in the fourth quarter of 1994. Substantially all of the remaining assets comprising the medical business were sold in the first quarter of 1996 for $5.7 million in cash and a note receivable for $1.8 million.

     Sales from these operations were $5.2 million and $2.7 million for the three months ended March 31, 1995 and 1996, respectively.

     The components of net assets (liabilities) of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

                                             December 31,      March 31,
                                                 1995            1996
                                             ------------    ------------
                                                    (in thousands)
   Accounts and notes receivable-trade, net    $  2,105        $  1,070
   Inventories                                    6,550             821
   Deferred income taxes                          4,611           3,565
   Prepaid expenses and other current assets        174            -
   Property, plant and equipment, net             2,644           1,974
   Other noncurrent assets, net                   2,331            -
   Cost in excess of fair value of net assets
     acquired, net                                3,348            -
   Accounts payable and accrued liabilities     (10,149)         (7,304)
   Other liabilities                             (5,744)         (2,283)
                                               --------        --------
                                               $  5,870        $ (2,157)
                                               ========        ========


NOTE 6- NOTES PAYABLE AND LONG-TERM DEBT
- -----------------------------------------

     The increases from December 31, 1995 in Notes payable and current portion of long-term debt ($2.7 million) and Long-term debt ($52.4 million) were primarily due to utilization of the Company's credit facilities for the purchase of certain assets of Tulsa Dental Products LLC for $75 million.

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

In the quarter ended March 31, 1996, net sales increased $22.8 million, or 17.1%, to $155.9 million from $133.1 in the same period of 1995. The increase primarily came from acquisitions and very strong sales growth in the Pacific Rim and Latin America.

Gross profit increased $10.5 million, or 15.8%, to $76.9 million from $66.4 million in the first quarter of 1995 as a result of higher net sales. As a percentage of sales, gross profit decreased from 49.9% in the first quarter of 1995 to 49.3% in the same period of 1996. Improvements in the gross profit percentage in the first quarter of 1996 were more than offset by the adverse impact of acquisition accounting for Maillefer and Tulsa.

Selling, general and administrative expenses increased $6.5 million, or 14.9%. As a percentage of sales, expenses decreased from 32.7% in the first quarter of 1995 to 32.1% for the same period in 1996 due to lower spending levels compared to sales in the United States and Europe. The percentage of sales improvement was offset somewhat by spending for expansion in Asia and the Pacific Rim, including establishing operating facilities in India and the Philippines.

The $1.5 million increase in net interest expense is primarily due to acquistion debt. The $1.1 million increase in other income is primarily due to a legal settlement in the Company's favor.

Income before income taxes increased $3.6 million, or 16.6%, while net income increased $2.0 million, or 15.5%, from the first quarter of 1995. The Company's effective tax rate on income before income taxes increased from 39.7% in the three months ended March 31, 1995 to 40.3% for the three months ended March 31, 1996. Earnings per common share increased from $.48 in 1995 to $.56 in 1996, or 16.7%. The weighted average number of common shares outstanding decreased one percent from the prior period due to the buyback of stock during 1995.

LIQUIDITY AND CAPITAL RESOURCES

In January 1996, the Company acquired the dental manufacturing and distribution operations of Tulsa for $75.0 million in cash and an earn-out based on the operating performance of the acquired business. The transaction was funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the three months ended March 31, 1996 include capital expenditures of $4.3 million.

Excluding the net assets of discontinued operations, the Company's current ratio was 2.1 with working capital of $124.2 million at March 31, 1996. This compares with a current ratio of 2.0 and working capital of $122.7 million at December 31, 1995.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases and debt service from the funds generated from operations and amounts available under the existing Revolving Loan Facility.

For the three months ended March 31, 1996, cash flows from operating activities were $18.2 million compared to $7.5 million for the three months ended March 31, 1995. The increase of $10.7 million results from higher sales and gross margins in 1996, while cash flows in 1995 were adversely impacted by income tax payments on the gain from disposal of the medical business.


IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by improving operating efficiencies and increasing selling prices to the extent permitted by market conditions.

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

          27 Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        On January 25, 1996 the Company filed a Form 8-K (Items 2 and 7) reporting the acquisition of Tulsa Dental Products, LLC.
        Amendment No. 1 to this Form 8-K was filed on Form 8-K/A on March 25, 1996. Financial statements filed with Form 8-K/A were as follows:

        (1) Financial statements of Tulsa Dental Products LLC for the year ended December 31, 1995

             (a)  Balance Sheet
             (b)  Statement of Income
             (c)  Statement of Cash Flows
             (d)  Notes to the Financial Statements

        (2)  Pro Forma Financial Information

             (a) Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1995
             (b) Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 1995.
             (c) Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

Signatures
- ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 May 15, 1996                 /s/ John C. Miles II
- --------------------          -----------------------------------
Date                          John C. Miles II
                              President and
                              Chief Executive Officer



 May 15, 1996                 /s/  Edward D. Yates
- --------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation          17
                  of earnings per share.

          27      Financial Data Schedule                  18
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)