Form 10-Q
period 1996-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1996-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               ----------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 8, 1996 the Company had 26,870,204 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  20
                                    ----
                    Exhibit Index at Page  18
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended       June 30, 1996
                              ------------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      12


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    15
   Item 4 - Submission of Matters to a Vote of
              Security Holders...........................    15
   Item 6 - Exhibits and Reports on Form 8-K.............    16

   Signatures...........................................     17

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                              (unaudited)
                                               December 31,     June 30,
                                                   1995           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   3,974      $   5,448
  Accounts and notes receivable-trade, net         93,315         98,614
  Inventories                                     125,704        128,574
  Prepaid expenses and other current assets        16,906         21,637
  Net assets of discontinued operations             5,870           -
                                                ---------      ---------
     Total Current Assets                         245,769        254,273
Property, plant and equipment, net                140,101        139,508
Other noncurrent assets, net                       13,974         13,394
Identifiable intangible assets, net                39,282         54,829
Cost in excess of fair value of net
 assets acquired, net                             149,127        198,932
                                                ---------      ---------
Total Assets                                    $ 588,253      $ 660,936
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable and accrued liabilities      $  78,356      $  79,105
  Income taxes payable                             31,221         33,063
  Notes payable and current portion
   of long-term debt                                7,616         14,607
                                                ---------      ---------
     Total Current Liabilities                    117,193        126,775
Long-term debt                                     68,675        105,734
Deferred income taxes                              35,927         34,550
Other liabilities                                  47,104         51,579
                                                ---------      ---------
     Total Liabilities                            268,899        318,638
                                                ---------      ---------
Minority interests in consolidated subsidiary       3,432          1,015
                                                ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 27.1 million shares
   issued at December 31, 1995 and
   June 30, 1996                                      271            271
  Capital in excess of par value                  149,999        149,886
  Retained earnings                               179,231        207,540
  Cumulative translation adjustment                 3,234           (890)
  Employee stock ownership plan reserve           (12,536)       (11,607)
  Treasury stock, at cost, .1 million
   shares at December 31, 1995 and
   June 30, 1996                                   (4,277)        (3,917)
                                                ---------      ---------
     Total Stockholders' Equity                   315,922        341,283
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 588,253      $ 660,936
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial
statements.                          3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                            --------------------     --------------------
                              1995        1996         1995        1996
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $139,878    $165,029     $272,983    $320,939
Cost of products sold         69,715      83,389      136,385     162,371
                            --------    --------     --------    --------
                              70,163      81,640      136,598     158,568

Selling, general and
 administrative expenses      43,251      50,412       86,775     100,439
                            --------    --------     --------    --------

Operating income              26,912      31,228       49,823      58,129
Interest expense               2,395       2,631        4,001       5,726
Interest income                 (328)       (404)        (583)       (621)
Other (income) expense,
 net                           2,873        (441)       2,921      (1,507)
                            --------    --------     --------    --------

Income before income taxes    21,972      29,442       43,484      54,531
Provision for income taxes     8,735      11,672       17,275      21,774
                            --------    --------     --------    --------

Net income                  $ 13,237    $ 17,770     $ 26,209    $ 32,757
                            ========    ========     ========    ========



Earnings per common share       $.49        $.66         $.97       $1.22


Dividends per common share     $.075      $.0825         $.15       $.165


Weighted average common
 shares outstanding           26,875      26,958       27,049      26,955




See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                     -------------------
                                                       1995       1996
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 26,209   $ 32,757
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    10,110     14,180
      Other, net                                      (23,573)    (9,263)
                                                     --------   --------
Net cash provided by operating activities              12,746     37,674
                                                     --------   --------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (71,625)   (77,317)
   Property, plant and equipment additions             (6,731)    (8,960)
   Proceeds from disposal of Medical business           3,260      7,500
   Proceeds from sale of property, plant, and
    equipment                                           2,239       -
   Other, net                                            (367)      (294)
                                                     --------   --------
Net cash used in investing activities                 (73,224)   (79,071)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (18,757)   (28,904)
   Proceeds from long-term debt                        99,901     71,307
   Cash paid for treasury stock                       (38,400)      -
   Increase in bank overdrafts and other
    short-term debt                                    13,392      4,821
   Other, net                                           2,004     (3,399)
                                                     --------   --------
Net cash provided by financing activities              58,140     43,825
                                                     --------   --------

Effect of exchange rate changes on cash
 and cash equivalents                                   1,981       (954)
                                                     --------   --------
Net increase (decrease) in cash and cash
 equivalents                                             (357)     1,474
Cash and cash equivalents at beginning of period        7,278      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  6,921   $  5,448
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  2,354   $  3,032
   Income taxes paid                                   22,174     18,327


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
                                                     ========


In June 1995, the Company purchased approximately 96% of the capital stock of Maillefer Instruments, S.A. for $65.8 million. In conjunction with the acquisition, liabilities were assumed as follows:

    Estimated fair value of assets acquired          $ 96,796
    Cash paid for capital stock                       (65,783)
                                                     --------
    Liabilities assumed                              $ 31,013
                                                     ========


In January 1996, the Company purchased certain net assets of Tulsa Dental Products LLC for $75.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Estimated fair value of assets acquired         $ 78,541
     Cash paid for assets                             (75,000)
                                                     --------
     Liabilities assumed                             $  3,541
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


                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1995     $  271     $149,999     $179,231     $ 3,234       $(12,536)     $ (4,277)      $315,922

Exercise of stock options and
 warrants                           ---         (166)         ---         ---            ---           360            194
Tax benefit related to stock
 options and warrants exercised     ---           94          ---         ---            ---           ---             94
Compensatory stock options
 lapsed                             ---          (41)         ---         ---            ---           ---            (41)
Cash dividends declared, $.165
 per share                          ---          ---       (4,448)        ---            ---           ---         (4,448)
Translation adjustment              ---          ---          ---      (4,124)           ---           ---         (4,124)
Net change in ESOP reserve          ---          ---          ---         ---            929           ---            929
Net income                          ---          ---       32,757         ---            ---           ---         32,757
                                 ------     --------     --------     -------       --------      --------       --------

Balance at June 30, 1996         $  271     $149,886     $207,540     $  (890)      $(11,607)     $ (3,917)      $341,283
                                 ======     ========     ========     =======       ========      ========       ========









See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              JUNE 30, 1996
                              -------------

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------

Principles of Consolidation
- ---------------------------

     The interim consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. Minority interests in net income of consolidated subsidiary is not material and is included in other (income) expense, net. Certain items in the prior year have been reclassified to conform to the 1996 classification.

Inventories
- -----------

     Inventories are stated at the lower of cost or market. At December 31, 1995 and June 30, 1996, the cost of $10.6 million or 8% and $10.8 million or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out or average cost method.

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

     The acquisition was accounted for under the purchase method of accounting and the results of Tulsa's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $75 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess ($53.5 million) of acquisition cost over net assets acquired is being amortized over 25 years.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Tulsa occurred on January 1, 1995:

                                          Six Months Ended June 30,
                                            1995             1996
                                          --------         --------
                                   (in thousands, except per share amounts)
     Net sales                            $282,146         $320,939

     Net income                             25,336           33,014

     Earnings per common share                 .94             1.22

     The pro forma information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented.

     In June 1995, the Company purchased approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. (Maillefer) from Maillefer stockholders for 11,000 SFR per share in a cash transaction valued at approximately $65.8 million. An additional 3.9% of Maillefer stock was purchased in June 1996 for 10,375 SFR per share, or approximately $2.3 million. Based in Switzerland, Maillefer Instruments is a manufacturer and distributor of principally endodontic instruments.

     The acquisition was accounted for under the purchase method of accounting and the results of Maillefer's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $68.1 million plus direct acquisition costs has been allocated on the basis of the fair values of assets acquired and liabilities assumed. Since the fair value of net assets acquired exceeded the purchase price by approximately $16.7 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

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

NOTE 3 - INVENTORIES
- --------------------

     Inventories consist of the following:

                                  December 31,       June 30,
                                      1995            1996
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 70,677        $ 72,410
     Work-in-process                  26,440          27,439
     Raw materials and supplies       28,587          28,725
                                    --------        --------
                                    $125,704        $128,574
                                    ========        ========

     Pre-tax income was $.4 million lower in the the six months ended June 30, 1995 as a result of using the LIFO method compared to the first-in, first-out
(FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1995 and June 30, 1996 by $2.0 million.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
- --------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,      June 30,
                                                1995            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 17,395        $ 16,890
        Buildings and improvements              67,903          69,158
        Machinery and equipment                 88,417          94,870
        Construction in progress                 9,039           9,088
                                              --------        --------
                                               182,754         190,006
     Less: Accumulated depreciation             42,653          50,498
                                              --------        --------
                                              $140,101        $139,508
                                              ========        ========

NOTE 5 - SPECIAL CHARGES
- ------------------------

     During the quarter ended June 30, 1995, the Company recorded special, charges which materially impacted the comparison with other periods. These special charges, on a pre-tax basis, included the following (in thousands):

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

NOTE 6 - DISCONTINUED OPERATIONS
- --------------------------------

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business. The medical operations include Eureka X-Ray Tube Corp. (Eureka), GENDEX Medical and CMW business units which manufacture medical x-ray tubes, medical x-ray systems and orthopedic bone cement, respectively. The net assets of CMW and substantially all of the net assets of Eureka were sold in the fourth quarter of 1994. Substantially all of the remaining assets comprising the medical business were sold in the first quarter of 1996 for $7.5 million.

     Sales from these operations were $4.8 million and $0 for the three months ended June 30, 1995 and 1996, respectively. Sales for the six months ended June 30, 1995 and 1996 were $10.0 million and $2.7 million, respectively.

     The components of net assets of discontinued operations included in the Consolidated Condensed Balance Sheets are as follows:

                                                             December 31,
                                                                 1995
                                                             ------------
                                                            (in thousands)
   Accounts and notes receivable-trade, net                    $  2,105
   Inventories                                                    6,550
   Deferred income taxes                                          4,611
   Prepaid expenses and other current assets                        174
   Property, plant and equipment, net                             2,644
   Other noncurrent assets, net                                   2,331
   Cost in excess of fair value of net assets acquired, net       3,348
   Accounts payable and accrued liabilities                     (10,149)
   Other liabilities                                             (5,744)
                                                               --------
                                                               $  5,870
                                                               ========

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
- -----------------------------------------

     The increases from December 31, 1995 in Notes payable and current portion of long-term debt ($7.0 million) and Long-term debt ($37.1 million) were primarily due to utilization of the Company's credit facilities for the purchase of certain assets of Tulsa for $75 million.

                        DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

In the quarter ended June 30, 1996, net sales increased $25.1 million, or 18.0%, to $165.0 million from $139.9 in the same period of 1995. The Company experienced strong sales growth both from acquisitions and base business. Excluding acquisitions, North America, CIS and Africa had strong gains over the second quarter of 1995, while the Pacific Rim and Latin America sales increased approximately 35% over the prior year quarter. Sales in Europe were flat primarily due to weak economic conditions and the negative impact of exchange translation.

Gross profit increased $11.4 million, or 16.4%, to $81.6 million from $70.2 million in the second quarter of 1995 as a result of higher net sales. As a percentage of sales, gross profit decreased from 50.2% in the second quarter of 1995 to 49.5% in the same period of 1996. The lower gross profit percentage was due to the impact of acquisition accounting for Maillefer and Tulsa.

Selling, general and administrative expenses increased $7.2 million, or 16.6%. As a percentage of sales, expenses decreased from 30.9% in the second quarter of 1995 to 30.5% for the same period in 1996. This improvement came mainly from operations in Europe and in the Pacific Rim and Latin America where rapid sales growth outpaced the increase in expenses.

The $3.3 million increase in other income is primarily due to a decrease in other expenses in the 1996 period, reflecting the effects of a charge of $3.1 million in the second quarter of 1995 for the closure of the Company's executive offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million or $.07 per share in the second quarter of 1995.

Income before income taxes increased $7.5 million, or 34.0%, while net income increased $4.5 million, or 34.2%, from the second quarter of 1995. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, income before income taxes increased $4.4 million, or 17.5%, while net income increased $2.7 million, or 18.0%.

Earnings per common share increased from $.49 in 1995 to $.66 in 1996, or 34.7%. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, earnings per common share increased $.10, or 17.9%.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

For the six months ended June 30, 1996, net sales increased $47.9 million, or 17.6%, to $320.9 million from $273.0 million in the same period of 1995. The increase primarily came from acquisitions and very strong sales growth in the Pacific Rim, Latin America and the CIS.

Gross profit increased $22.0 million, or 16.1%, to $158.6 million from $136.6 million in the first six months of 1995 as a result of higher net sales. As a percentage of net sales, gross profit decreased from 50.0% in the first six months of 1995 to 49.4% in the same period of 1996. Improvements in the gross profit percentage during the first six months of 1996 were more than offset by the adverse impact of acquisition accounting for Maillefer and Tulsa.

Selling, general and administrative expenses increased $13.7 million or 15.7%. As a percentage of sales, expenses decreased from 31.8% in the first six months of 1995 to 31.3% for the same period of 1996. This improvement came mainly from operations in Europe and in the Pacific Rim and Latin America where rapid sales growth outpaced the increase in expenses.

Interest expense increased $1.7 million to $5.7 million for the first six months of 1996, compared to $4.0 million for the first six months of 1995. The increase is primarily due to acquisition debt, partially offset by cash generated from operations.

Other income was $1.5 million for the first six months of 1996 compared to other expense of $2.9 million for the same period of 1995. Other income in 1996 is primarily due to a legal settlement in the Company's favor in the first quarter of 1996, while the Company took a one-time charge of $3.1 million in the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million or $.07 per common share.

Income before income taxes increased $11.0 million, or 25.4%, while net income increased $6.5 million, or 25.0%, from the first six months of 1995. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illinois and consolidating executive operations in York, Pennsylvania, income before income taxes increased $7.9 million, or 17.0%, while net income increased $4.7 million, or 16.8%.

Earnings per common share increased from $.97 in 1995 to $1.22 in 1996, or 25.8%. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illlinois and consolidating executive operations in York, Pennsylvania, earnings per common share increased $.18, or 17.3%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1996, the Company acquired the dental manufacturing and distribution operations of Tulsa for $75.0 million in cash and an earn-out based on the operating performance of the acquired business. The transaction was funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the six months ended June 30, 1996 include capital expenditures of $9.0 million.

The Company's current ratio was 2.0 with working capital of $127.5 million at June 30, 1996. This compares with a current ratio of 2.0 and working capital of $122.7 million at December 31, 1995, excluding the net assets of discontinued operations.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases and debt service from the funds generated from operations and amounts available under the existing Revolving Loan Facility.

For the six months ended June 30, 1996, cash flows from operating activities were $37.7 million compared to $12.7 million for the six months ended June 30, 1995. The increase of $25.0 million results from higher sales and gross margins in 1996, while cash flows in 1995 were adversely impacted by income tax payments on the gain from disposal of the medical business and a larger increase in inventories than in 1996.

IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by improving operating efficiencies and increase selling prices to the extent permitted by market conditions.

                                  PART II
                             OTHER INFORMATION

Item 1 - Legal Proceedings

     On May 28, 1996, the Company commenced an action in the United States District Court for the District of Delaware against New Technology Company (also known as NT Company) ("NT") and Tycom Corporation ("Tycom"). The suit alleges patent infringement and trade secret misappropriation arising out of the manufacture and sale by NT and Tycom of certain endodontic instruments, and seeks a permanent injunction, damages including compensatory damages for lost profits, treble damages where available, and restitution for court costs and legal fees. On or about July 1, 1996, NT and Tycom counter-claimed against the Company, alleging invalidity of the patents at issue, antitrust claims, tortious interference with business relations and unfair competition, and seeking compensatory and punitive damages, treble damages where available and preliminary and permanent injunctive relief. The Company intends to contest these actions vigorously and believes that the claims made by NT and Tycom are without merit.

     The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a)  On May 23, 1996, the Company held its 1996 Annual Meeting of
        Stockholders.

   (b)  Not applicable.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.  Election of Class I Directors:
                                     Votes        Authority     Broker
                                      For         Withheld      Non-Votes
                                   ----------     ---------     ---------
         Burton C. Borgelt         23,474,079      861,073         -0-
         Douglas K. Chapman        23,430,045      905,107         -0-
         C. Frederick Fetterolf    23,462,020      873,132         -0-

     2. Proposal to ratify the appointment of KPMG Peat Marwick LLP, independent certified accountants, to audit the books and accounts of the Company for the year ending December 31, 1996:

              Votes For: 24,214,272         Votes Against: 51,523
              Abstentions:   69,357         Broker Non-Votes: -0-

   (d)  Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        ---------
        Number    Description
        ------    -----------
          3.1     Certificate of Incorporation (1)

          3.2     By-Laws, as amended (1)

          11      Statement regarding computation
                  of earnings per share.

          27 Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)


        -------------
        (1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8(No. 33-71792).


   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

Signatures
- ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


  August 14, 1996             /s/ John C. Miles II
- --------------------          -----------------------------------
Date                          John C. Miles II
                              President and
                              Chief Executive Officer



  August 14, 1996             /s/  Edward D. Yates
- --------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                            EXHIBIT INDEX
                            -------------



Number     Description                       Sequential Page No.
- ------     -----------                       -------------------
  11       Statement regarding computation            19
           of earnings per share.

  27       Financial Data Schedule                    20
           (pursuant to Item 601(c)(1)(iv) of
           Regulation S-K, this exhibit shall
           not be deemed filed for purposes
           of Section 18 of the Securities
           Exchange Act of 1934, as amended)