Form 10-Q
period 1996-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1996-11-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               -----------------------

                                 OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                  Commission File Number 0-16211

                   DENTSPLY International Inc.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                    39-1434669
-----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


570 West College Avenue, P. O. Box 872, York, PA  17405-0872
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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 8, 1996 the Company had 26,876,039 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  19
                                    ----
                    Exhibit Index at Page  17
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended   September 30, 1996
                              ------------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    15
   Item 6 - Exhibits and Reports on Form 8-K.............    15

   Signatures...........................................     16

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                               (unaudited)
                                               December 31,   September 30,
                                                   1995           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   3,974      $   4,229
  Accounts and notes receivable-trade, net         93,315         95,017
  Inventories                                     125,704        131,784
  Prepaid expenses and other current assets        16,906         20,945
  Net assets of discontinued operations             5,870           -
                                                ---------      ---------
     Total Current Assets                         245,769        251,975
Property, plant and equipment, net                140,101        140,188
Other noncurrent assets, net                       13,974         16,603
Identifiable intangible assets, net                39,282         59,075
Cost in excess of fair value of net
 assets acquired, net                             149,127        198,026
                                                ---------      ---------
Total Assets                                    $ 588,253      $ 665,867
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable and accrued liabilities      $  78,356      $  81,079
  Income taxes payable                             31,221         30,866
  Notes payable and current portion
   of long-term debt                                7,616         18,568
                                                ---------      ---------
     Total Current Liabilities                    117,193        130,513
Long-term debt                                     68,675         95,976
Deferred income taxes                              35,927         33,164
Other liabilities                                  47,104         52,037
                                                ---------      ---------
     Total Liabilities                            268,899        311,690
                                                ---------      ---------
Minority interests in consolidated subsidiaries     3,432          4,477
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 27.1 million shares
   issued at December 31, 1995 and
   September 30, 1996                                 271            271
  Capital in excess of par value                  149,999        149,831
  Retained earnings                               179,231        219,195
  Cumulative translation adjustment                 3,234           (915)
  Employee stock ownership plan reserve           (12,536)       (11,276)
  Treasury stock, at cost, .1 million
   shares at December 31, 1995 and .2 million
   at September 30, 1996                           (4,277)        (7,406)
                                                ---------      ---------
     Total Stockholders' Equity                   315,922        349,700
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 588,253      $ 665,867
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                            --------------------     --------------------
                              1995        1996         1995        1996
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $137,330    $155,327     $410,313    $476,266
Cost of products sold         74,411      80,855      210,796     243,226
                            --------    --------     --------    --------

Gross profit                  62,919      74,472      199,517     233,040
Selling, general and
 administrative expenses      45,577      49,773      132,352     150,212
                            --------    --------     --------    --------

Operating income              17,342      24,699       67,165      82,828
Interest expense               2,564       2,766        6,565       8,492
Interest income                 (316)       (321)        (899)       (942)
Other (income) expense,
 net                            (699)       (254)       2,222      (1,761)
                            --------    --------     --------    --------

Income before income taxes    15,793      22,508       59,277      77,039
Provision for income taxes     6,314       8,635       23,589      30,409
                            --------    --------     --------    --------

Net income                  $  9,479    $ 13,873     $ 35,688    $ 46,630
                            ========    ========     ========    ========


Earnings per common share       $.35        $.52        $1.32       $1.73


Dividends per common share     $.075      $.0825        $.225      $.2475


Weighted average common
 shares outstanding           27,001      26,892       27,033      26,934











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1995       1996
                                                     --------   --------
                                                       (in thousands)
Cash flows from operating activities:
   Net income                                        $ 35,688   $ 46,630
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    16,487     20,995
      Other, net                                      (17,370)    (8,389)
                                                     --------   --------
Net cash provided by operating activities              34,805     59,236
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (74,204)   (84,774)
   Property, plant and equipment additions            (11,835)   (13,157)
   Proceeds from disposal of Medical business           3,260      7,500
   Proceeds from sale of property, plant, and
    equipment                                           2,294        132
   Other, net                                             (11)      (555)
                                                     --------   --------
Net cash used in investing activities                 (80,496)   (90,854)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (41,552)   (38,305)
   Proceeds from long-term debt                       125,717     70,544
   Cash paid for treasury stock                       (42,703)    (3,825)
   Other, net                                             140      4,088
                                                     --------   --------
Net cash provided by financing activities              41,602     32,502
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                   1,052       (629)
                                                     --------   --------
Net increase (decrease) in cash and cash
 equivalents                                           (3,037)       255
Cash and cash equivalents at beginning of period        7,278      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  4,241   $  4,229
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  4,337   $  5,093
   Income taxes paid                                   28,954     29,101






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


                                         KV33       Maillefer     Dunvale
                                       --------     ---------     -------
Fair value of assets acquired          $ 14,329     $ 94,983      $ 2,030
Cash paid for assets or capital stock   (11,450)     (65,798)      (1,839)
                                       --------     --------      -------
Liabilities assumed                    $  2,879     $ 29,185      $   191
                                       ========     ========      =======


In January 1996, the Company purchased certain net assets of Tulsa Dental Products LLC for $75.1 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                   $ 78,655
     Cash paid for assets                             (75,114)
                                                     --------
     Liabilities assumed                             $  3,541
                                                     ========






















See accompanying notes to unaudited consolidated condensed financial statements.


                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1995     $  271     $149,999     $179,231     $ 3,234       $(12,536)     $ (4,277)      $315,922

Exercise of stock options and
 warrants                           ---         (311)         ---         ---            ---           696            385
Tax benefit related to stock
 options and warrants exercised     ---          184          ---         ---            ---           ---            184
Compensatory stock options
 lapsed                             ---          (41)         ---         ---            ---           ---            (41)
Repurchase of 97,800 shares of
 common stock                       ---          ---          ---         ---            ---        (3,825)        (3,825)
Cash dividends declared, $.2475
 per share                          ---          ---       (6,666)        ---            ---           ---         (6,666)
Translation adjustment              ---          ---          ---      (4,149)           ---           ---         (4,149)
Net change in ESOP reserve          ---          ---          ---         ---          1,260           ---          1,260
Net income                          ---          ---       46,630         ---            ---           ---         46,630
                                 ------     --------     --------     -------       --------      --------       --------

Balance at September 30, 1996    $  271     $149,831     $219,195     $  (915)      $(11,276)     $ (7,406)      $349,700
                                 ======     ========     ========     =======       ========      ========       ========




See accompanying notes to unaudited consolidated condensed financial statements.


                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                            SEPTEMBER 30, 1996
                            ------------------

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation
---------------------------

     The interim consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries. Minority interests in net income of consolidated subsidiaries is not material and is included in other (income) expense, net. Certain items in the prior year have been reclassified to conform to the 1996 classification.

Inventories
-----------

     Inventories are stated at the lower of cost or market. At December 31, 1995 and September 30, 1996, the cost of $10.6 million or 8% and $9.2 million or 7%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

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

Earnings per Common Share
-------------------------

     Earnings per common share are based on the weighted average number of common shares outstanding. Common stock equivalents (options and warrants) had no material effect on the earnings per common share computation. All shares held by the DENTSPLY Employee Stock Ownership Plan are considered outstanding and are included in the earnings per common share computation.

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

     In August 1996, the Company paid $5 million for a 51% interest in CeraMed Dental, LLC ("CeraMed") and the right to acquire the remaining 49% interest at a later date. CeraMed, located in Lakewood, Colorado, is the leading supplier of bone grafting materials and HA plasma-feed coating materials to dental markets.

     The acquisition was accounted for under the purchase method of accounting and the results of CeraMed's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $5 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired. The excess ($.9 million) of acquisition cost over net assets acquired is being amortized over 25 years. Pro forma information has been omitted due to immateriality.

     In January 1996, the Company purchased certain assets of Tulsa Dental Products L.L.C. ("Tulsa") in a cash transaction valued at $75.1 million. Based in Tulsa, Oklahoma, Tulsa is a manufacturer and distributor of principally endodontic instruments and materials.

     The acquisition was accounted for under the purchase method of accounting and the results of Tulsa's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $75.1 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess ($53.7 million) of acquisition cost over net assets acquired is being amortized over 25 years.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Tulsa occurred on January 1, 1995:

                                           Nine Months Ended September 30,
                                           ------------------------------
                                             1995                  1996
                                           --------              --------
                                      (in thousands, except per share data)
     Net sales                             $424,596              $476,266

     Net income                              34,281                46,899

     Earnings per common share                 1.27                  1.74

     The pro forma information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented.

     In June 1995, the Company purchased approximately 96% of the outstanding Capital Stock of Maillefer Instruments S.A. (Maillefer) from Maillefer stockholders for 11,000 SFR per share in a cash transaction valued at approximately $65.8 million. An additional 3.9% of Maillefer stock was purchased in June 1996 for 10,375 SFR per share, or approximately $2.3 million. Based in Switzerland, Maillefer is a manufacturer and distributor principally of endodontic instruments.

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

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:
                                            December 31,    September 30,
                                                1995            1996
                                            ------------    ------------
                                                   (in thousands)
     Finished goods                           $ 70,677        $ 77,428
     Work-in-process                            26,440          25,988
     Raw materials and supplies                 28,587          28,368
                                              --------        --------
                                              $125,704        $131,784
                                              ========        ========

     Pre-tax income was $.5 million and $.2 million lower in the nine months ended September 30, 1995 and 1996, respectively as a result of using the LIFO method compared to the FIFO method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at December 31, 1995 and September 30, 1996 by $2.0 million and $1.8 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            December 31,    September 30,
                                                1995            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 17,395        $ 17,128
        Buildings and improvements              67,903          69,206
        Machinery and equipment                 88,417          96,104
        Construction in progress                 9,039          11,647
                                              --------        --------
                                               182,754         194,085
     Less: Accumulated depreciation             42,653          53,897
                                              --------        --------
                                              $140,101        $140,188
                                              ========        ========

NOTE 5 - SPECIAL CHARGES
------------------------

     During the nine months ended September 30, 1995, the Company recorded special charges which materially impacted the comparison with other periods. These special charges, on a pre-tax basis, included the following (in thousands):

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

     Sales from these operations were $4.9 million and $0 for the three months ended September 30, 1995 and 1996, respectively. Sales for the nine months ended September 30, 1995 and 1996 were $14.9 million and $2.7 million, respectively.

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
                                                                ========

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1995 in Notes payable and current portion of long-term debt ($11.0 million) and Long-term debt ($27.3 million) were primarily due to utilization of the Company's credit facilities for the purchase of certain assets of Tulsa for $75.1 million.

                        DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30,
1995

In the quarter ended September 30, 1996, net sales increased $18.0 million, or 13.1%, to $155.3 million from $137.3 million in the same period of 1995. The Company had strong sales gains in North America, Europe and Latin America versus the prior year quarter.

Gross profit increased $11.6 million, or 18.4%, to $74.5 million from $62.9 million in the third quarter of 1995 as a result of higher net sales. As a percentage of net sales, gross profit increased from 45.8% in the third quarter of 1995 to 47.9% in the same period of 1996. This resulted from the overall high volume and a favorable mix of higher margin products in Europe and the Pacific Rim.

Selling, general and administrative expenses increased $4.2 million, or 9.2%. As a percentage of net sales, expenses decreased from 33.2% in the third quarter of 1995 to 32.0% for the same period of 1996. This resulted from improvement at operations in North America and Latin America.

Income before income taxes increased $6.7 million, or 42.5%, while net income increased $4.4 million, or 46.4% from the third quarter of 1995. Earnings per common share increased from $.35 in 1995 to $.52 in 1996, or 48.6%.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

For the nine months ended September 30, 1996, net sales increased $66.0 million, or 16.1%, to $476.3 million from $410.3 million in the same period of 1995. The increase primarily came from acquisitions and strong base business sales growth in the Pacific Rim, Latin America, and CIS.

Gross profit increased $33.5 million, or 16.8%, to $233.0 million from $199.5 million in the first nine months of 1995 as a result of higher net sales. As a percentage of net sales, gross profit increased slightly from 48.6% in the first nine months of 1995 to 48.9% for the same period of 1996. Improvements in the gross profit percentage due to favorable product mix during the first nine months of 1996 were partially offset by the adverse impact of acquisition accounting for Maillefer, Tulsa, and CeraMed.

Selling, general and administrative expenses increased $17.9 million, or 13.5%. As a percentage of net sales, expenses decreased from 32.3% in the first nine months of 1995 to 31.5% for the same period of 1996. This improvement came from operations in Europe, Latin America and the Pacific Rim.

Interest expense increased $1.9 million to $8.5 million for the first nine months of 1996, compared to $6.6 million for the first nine months of 1995. The increase is primarily due to acquisition debt, partially offset by cash generated from operations.

Other income was $1.8 million for the first nine months of 1996 compared to other expense of $2.2 million for the same period in 1995. Other income in 1996 is primarily due to a legal settlement of $1.2 million in the Company's favor in the first quarter of 1996, while the Company took a one-time charge of $3.1 million in the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania. This charge on an after tax basis was $1.8 million or $.07 per common share.

Income before income taxes increased $17.8 million, or 30.0% while net income increased $10.9 million, or 30.7%, from the first nine months of 1995. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania, income before income taxes increased $14.7 million, or 23.5%, while net income increased $9.1 million or 24.3%.

Earnings per common share increased from $1.32 in 1995 to $1.73 in 1996, or 31.1%. Excluding the one-time charge in the second quarter of 1995 for closing down the Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania, earnings per common share increased $.34, or 24.5%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1996, the Company acquired the dental manufacturing and distribution operations of Tulsa for $75.1 million in cash and an earn-out based on the operating performance of the acquired business. The transaction was funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the nine months ended September 30, 1996 include capital expenditures of $13.2 million.

The Company's current ratio was 1.9 with working capital of $121.5 million at September 30, 1996. This compares with a current ratio of 2.0 and working capital of $122.7 million at December 31, 1995, excluding the net assets of discontinued operations.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases and debt service from the funds generated from operations and amounts available under the existing Revolving Loan Facility.

For the nine months ended September 30, 1996, cash flows from operating activities were $59.2 million compared to $34.8 million for the nine months ended September 30, 1995. The increase of $24.4 million results from higher sales and gross margins in 1996, while cash flows in 1995 were adversely impacted by income tax payments on the gain from disposal of the medical business in 1994 and a larger increase in inventories than in 1996.

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

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        ---------
        Number    Description
        ------    -----------
         3.1      Certificate of Incorporation(1)
         3.2      By-Laws, as amended(1)
         11       Statement regarding computation of earnings per common
                  share
         27       Financial Data Schedule
                  (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)


       -------------
       (1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (no. 33-71792).


   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 November 13, 1996            /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              President and
                              Chief Executive Officer



 November 13, 1996            /s/  Edward D. Yates
--------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation
                  of earnings per common share.               18

          27      Financial Data Schedule                     19
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)