Form 10-K405
period 1996-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1997-03-27
CIK 818479

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[   X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996

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

Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
       None                          Not applicable

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,359,360,923 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on March 3, 1997 was 26,932,042.

               DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                             PART I


Item 1.  Business
-----------------
General

     DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, designs, develops, manufactures and markets products in two principal categories: dental consumable and laboratory products, and dental equipment. Dental consumable and laboratory products include artificial teeth, endodontic instruments and materials, impression materials, restorative materials, crown and bridge materials, prophylaxis paste, dental sealants and dental anesthetics. Dental equipment includes dental x-ray systems, intraoral cameras, computer imaging systems and related software, handpieces, cutting instruments, and ultrasonic scalers and polishers.

     In August 1996, the Company acquired a 51 percent interest in CeraMed Dental LLC ("CeraMed") and the right to acquire the remaining 49 percent at a later date. CeraMed is the leading United States manufacturer and distributor of bone grafting materials and Hydroxylapatite plasma-feed coating materials to dental markets.

     In January 1997, DENTSPLY purchased the assets of DW Industries, Inc., the leading manufacturer of disposable air- water syringe tips.

     Also in January 1997, the Company purchased 100 percent of the outstanding capital stock of Laboratoire SPAD, S.A. ("SPAD"), a leading French manufacturer and distributor of dental anesthetics and other dental products. SPAD gives DENTSPLY entry to the dental anesthetic market in addition to expanding DENTSPLY's existing business in France.

     In addition, in January 1997, DENTSPLY commenced a tender offer for all of the outstanding shares of New Image Industries, Inc. ("New Image"). On March 7, 1997, pursuant to the tender offer, DENTSPLY purchased shares representing approximately 90 percent of the outstanding shares of New Image. The remaining shares will be acquired in a merger. New Image is a leader in the design, development, manufacturing and distribution of intraoral cameras, computer imaging systems and related software.

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

     The United States, Canada, Western Europe, the United Kingdom, Japan, and Australia are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditure on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures, including periodontia (the treatment of the structure supporting the teeth), endodontia (the revitalization of teeth that would otherwise require extraction), orthodontia (the movement and realignment of teeth for improved function and aesthetics), gnathology (the treatment of temporomandibular joint
(TMJ) dysfunction and occlusive modification), implantology (the insertion of prosthetic devices to provide support for partial or full dentures) and cosmetic dentistry. These markets require varied and complex dental products, such as advanced cleaning and scaling equipment and related solutions, light-cured bonding and restorative compounds, precision-molded and customized crowns, bridges, bone grafting materials, implants and other prosthodontic devices, materials and instruments used in endodontic procedures, and aesthetically accurate stains and tints. These markets also utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

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

     United States. The market for professional dental products in the United States has experienced significant growth in recent years. Statistics published by the U.S. Department of Health and Human Services indicate that annual United States spending on dental products and services increased from $31.6 billion to $45.8 billion from 1990 to 1995, or 7.7% per annum.

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

     The Company also believes that the United States market will increasingly demand products which reduce the risks of infection and patient cross-contamination. This growing demand reflects increasing government regulation, professional practice guidelines and public attention focused on preventing the transmission in the dental office of infectious diseases such as hepatitis-B and the virus that causes acquired immune deficiency syndrome. The Company offers products to address the growing market for infection control products, such as sterilizable dental handpieces and cutting instruments, single-use prophylaxis pastes, disposable prophy angles and air-water syringe tips, and infection control barriers, and intends to continue to develop and acquire products to address this market.

     DENTSPLY expects insurance coverage of dental care to play an important role in the United States market. According to the National Center for Health Statistics, approximately 40% of the United States population is covered by some form of dental insurance, up from 35% in 1980. While insurance coverage has been increasing, the Health Care Finance Review indicates that, in 1995, approximately 50% of dental expenditures were paid for directly by the consumer.

Products

     DENTSPLY's two principal dental product lines are consumable and laboratory products, and equipment. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and tradenames in the industry, including ASH(R), CAULK(R), CAVITRON(R), CERAMCO(R), DENTSPLY(R), DETREY(R), GENDEX(R), MIDWEST(R), R&R(R), RINN(R), TRUBYTE(R), MAILLEFER(R), PROFILE(R), THERMAFIL(R), ACUCAM(R) and SANI-TIP(R). Sales of the Company's professional dental products from continuing operations accounted for approximately 95%, 95% and 96% of DENTSPLY's consolidated sales for 1996, 1995 and 1994, respectively.

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

          Resin-Based and Porcelain Artificial Teeth: Artificial teeth replace natural teeth lost through deterioration, disease or injury. The Company's artificial teeth are marketed under the TRUBYTE(R) and PORTRAIT(R) IPN(R) trade names, among others, and are produced by the Company in York, Pennsylvania, Brazil and Germany in some 15,000 combinations of shapes, sizes and shades.

          Impression Materials: Impression materials are used to make molds of teeth for fitting crowns, bridges and dentures. DENTSPLY's JELTRATE(R), BLUEPRINT(TM), REPROSIL(R) and AQUASIL LV Smart Wetting Impression Material are designed to increase the rate of successful impressions without retakes and to set quickly to minimize patient discomfort.

          Restorative Materials: Restorative materials are used in sealing, lining and filling excavated tooth cavities and repairing broken or damaged teeth, and include amalgams, bonding agents, light-cured composites and glass ionomer filling materials for more aesthetic restorations. The Company's DYRACT(R) product is a revolutionary, patented, single component restorative material featuring simplicity in delivery combined with excellence in restorative results. The Company's PRISMA(R) AP.H(R), PRISMA(R) TP.H(R) and TP.H(R) SPECTRUM(TM) universal composite materials permit restorations to be performed on either the anterior or posterior teeth using the same material, and are rapidly replacing older, single-purpose composite materials. The Company's ADVANCE(TM) Hybrid Ionomer Cement is a resin modified, fluoride- releasing glass ionomer cement with superior adhesion to metal for crown and bridge work while helping to prevent secondary caries and extending the life of a restoration. PRIME & BOND(TM) 2.1 is the latest generation of a single bottle, multi-purpose dental adhesive and bonding agent which combines the functions of a primer and an adhesive in a simple-to-use single component formula. PRIME & BOND(TM) 2.1's proprietary resin formulation enhances the long-term marginal integrity of stress-bearing restorations at both dentin and enamel margins. DENTSPLY also markets the DISPERSALLOY(R), UNISON(R) and MEGALLOY(TM) lines of restorative amalgams; DELTON(R) and DELTON(R) PLUS (with fluoride release) brand dental sealants; and ADAPTIC(R) self-cured composite.

          Crown and Bridge Porcelains and Ceramics: These porcelain and ceramic products are used by dental laboratories in making crowns, bridges, inlays and onlays for restorative dental procedures, where aesthetics are particularly important, and to provide functional biting and chewing surfaces that appear and feel natural. The Company produces specialty crown and bridge porcelain materials and fully automatic programmable porcelain furnaces, as well as castable ceramic materials, used by dental laboratories. Product offerings include the CERAMCO(R) line, and in Europe, the DETREY(R) CARAT(TM) line of specialty crown and bridge porcelain products for use as fixed prosthetics. FINESSE(TM) Porcelain, recently introduced by Ceramco, features superb shade matching and permits the dental laboratory to fire restorations with extraordinary aesthetics. FINESSE(TM) Porcelain restorations also allow dentists to adjust and repolish at chairside without reglazing.

          Endodontic Instruments and Materials: These products are used in root canal treatment of severely damaged or decayed teeth. With the recent acquisition of Maillefer Instruments S.A. ("Maillefer") and Tulsa Dental Products L.L.C. ("Tulsa"), the Company has an extensive endodontic product offering including broaches, files, and other endodontic materials and instruments. The SUREFLEX(TM) NICKEL TITANIUM FILE features superior flexibility and shape memory which allows the instrument to follow the path of the root canal. The Company's PROFILE(R) SERIES 29(R) line of endodontic files offer a standard 29 percent increase between the tip diameters of each size instrument for a smooth, progressive enlargement from one file to the next. PROFILE(R) .04 TAPERS(R) feature non-standard tapers constructed from super-flexible nickel titanium for use in a controlled, slow-speed, high- torque rotary dental handpiece. The latest endodontic technology was incorporated into the newly developed THERMASYSTEM(R) PLUS. This new product provides a three-dimensional root canal fill in a fraction of the time it takes for traditional lateral condensation procedures.

          Protective Supplies: These products are designed to ameliorate possible sources of patient cross-contamination of infectious disease, and include RITE-ANGLE(R) and NUPRO(R) Disposable Prophy Angles (disposable mechanical devices used by dentists and hygienists to clean and polish teeth), hand cleansers, disposable barriers, enzymatic cleansers, needle stick prevention devices and disposable air-water syringe tips. The SANI-TIP(R) Disposable Air/Water Syringe Tip features a central water channel encircled by six separate air channels. This innovative design, when coupled with a SANI-TIP(R) adaptor, produces precise separation or atomization of air and water while its clear cellulose- based plastic does not obstruct the practioner's vision and allows office staff to determine if a tip was previously used.

          Tooth Whitener: DENTSPLY also offers a tooth whitening system. The NUPRO(R) GOLD Tooth Whitening System is a complete, professionally administered program. Patients receive a tooth whitening system in a convenient, easy-to-use take home kit. Clinical studies for this innovative product showed that teeth averaged eight shares whiter which far exceeds the American Dental Association recommendation which states that whiteners must change teeth by a least two shades.

          Other Consumable and Laboratory Products: Other products produced by the Company for use in dental offices and laboratories include NUPRO(R) prophylaxis paste that is used in cleaning and polishing teeth, the VERTEX(R) disposable articulator used in dental laboratories to simulate the dynamic movement of teeth against one another, and MICROBASE(TM), a methyl methacrylate free, high-pressure injection system for denture resin which eliminates potential problems for those sensitive to residual leaching of monomer and features a quicker, microwave cure cycle resulting in excellent fitting dentures.

           Dental Equipment. DENTSPLY's dental equipment product lines include high and low speed handpieces, intraoral lighting systems, dental cutting instruments, ultrasonic scalers and polishers, and x-ray systems and related support equipment and accessories.

          Handpieces: Under the MIDWEST(R) brand name, DENTSPLY manufactures and distributes a line of high-speed and low-speed air-driven handpieces and intraoral lighting systems and distributes carbide and specialty burs. High- speed handpieces are the primary instruments utilized by dentists for restorative, prosthodontic and aesthetic procedures. Low-speed handpieces may also be used in these procedures and in procedures which require more control and higher torque, such as removal of soft decay, tooth cleaning and polishing, and chairside adjustment of dentures. Handpiece intraoral lighting systems supply light to the fiber optic bundles in the handpieces through tubes that also provide air and water to the handpiece. Midwest's recently introduced RDH(TM) Hygienist Handpiece is a more comfortable, ergonomically sound and lightweight handpiece for the dental hygienist. Its one piece "twist and click" connection avoids cumbersome sterilization protocols and provides faster handpiece changes.

          Dental Cutting Instruments: The Company distributes MIDWEST(R) carbide and specialty burs. Regular carbide burs are the most commonly used dental cutting instruments in the North American market. Carbide burs mounted in handpieces are used as milling tools. While these burs are primarily used for cavity excavation, the variety of available shapes allows for alternative uses such as limited trimming and finishing techniques. Specialty burs are designed to cut and remove metal alloy dental restorations, to produce smooth surfaces on composite materials, amalgams, gold, enamel and dentin, and for gross reduction of tooth anatomy in preparation for fitting crowns and normal cavity excavations.

          Ultrasonic Scalers and Polishers: DENTSPLY manufactures and distributes the CAVITRON(R) ultrasonic scaler (which uses ultrasonic waves to remove hardened tooth calculus which results from the interaction of plaque, saliva and food particles), the PROPHY-JET(R) 30 Air Polishing Prophylaxis Unit (which cleans, polishes and buffs the tooth surface after scaling is completed) and the CAVITRON(R) JET (which combines both ultrasonic scaling and air polishing prophylaxis in one multi-function unit). The Company also produces the CAVITRON(R) MED (which delivers medicaments directly to pockets below the gum surface in periodontic treatments). DENTSPLY manufactures a variety of inserts for use with its ultrasonic prophylaxis units. The FOCUSED SPRAY(TM) INSERT brings water directly to the instrument tip and focuses water where it is most needed. The SLIMLINE(TM) Ultrasonic Insert is 40 percent thinner than standard ultrasonic inserts and allows subgingival ultrasonic instrumentation at depths up to 7 mm. The new FSI(TM) SLIMLINE(TM) combines the best features of the FOCUSED SPRAY(TM) INSERT and the SLIMLINE(TM) Ultrasonic Insert.

          Dental X-Ray Systems: The Company offers a full line of dental x-ray equipment for intraoral, panoramic and cephalometric procedures, all marketed under the GENDEX(R) brand name. Intraoral films provide a view of a particular area of tooth and jaw structure. Panoramic x-rays utilize a moving x-ray tube and provide an image of the entire oral cavity, an image that is particularly valuable to oral surgeons and orthodontists. Cephalometric systems permit precise, repeatable positioning of the patient's skull so that images taken at different times can be compared.

          The Company markets VISUALIX(R), a real time, digital video x-ray system. Through its solid state, intraoral x-ray sensor and associated computer, the VISUALIX(R) system allows the dentist to produce radiographic images without using film. X-rays generated by a standard system strike the sensor. The image is then displayed on a computer screen, where it can be enlarged, enhanced and manipulated. The image may also be stored for future retrieval. The extremely sensitive sensor provides excellent image quality with a significantly lower x-ray dosage compared to film.

          X-Ray Support Equipment: Under the RINN(R) brand name, DENTSPLY manufactures and distributes x-ray film mounts, film holders and related equipment and accessories. X-ray film mounts are used as organizing, storage and retrieval holders for dental x-ray films. Film holders are film positioning devices used in taking dental x-ray films which ensure the alignment of the x-ray beam to the intraoral film. Equipment and accessories include film viewers, film duplicators, chair-side darkrooms, patient aprons, developing chemicals and x-ray collimating devices.

          The GXP(TM) Processor, which develops intraoral, panoramic, and cephalometric x-ray film, features a closed chemical recirculation system so that potentially environmentally hazardous solutions may be disposed of properly. Film enters and exits in the front of the processor, thereby allowing placement of the unit flush against a wall to conserve space.

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

     DENTSPLY's product-specific sales force is divided into domestic and foreign field selling organizations, each of which is responsible for maintaining contact with both dealers and dental professionals. The dental sales force includes approximately 300 domestic representatives, approximately 400 international representatives and approximately 40 telemarketers who support the domestic representatives. This sales force is further divided into product-based teams. Each specialized sales force tailors its sales strategy to the particular sales and technical support requirements of its customers. Sales personnel attend over 100 dental trade shows each year where the Company's products are exhibited to dental professionals and dealers. Sales personnel also routinely participate with dealers to disseminate product information and conduct product demonstrations, seminars, study groups and lectures for dental professionals. In addition, DENTSPLY invests significant amounts in advertising in national and international dental publications.

     DENTSPLY distributes its dental products primarily through approximately 350 domestic and over 800 foreign dealers and importers. While the overwhelming majority of DENTSPLY's products are distributed through dental dealers, certain highly technical products such as the Company's CERAMCO(R) line of crown and bridge porcelain products and Tulsa's endodontic instruments and materials are sold directly to the dental laboratory or dentist.

     DENTSPLY also maintains eight educational facilities. The Company's facilities in York, Pennsylvania; Burlington, New Jersey; Dreieich, Germany; and Weybridge, England are used for training, product demonstrations and seminars and to promote interest in and understanding of the use of DENTSPLY's dental laboratory products. The DENTSPLY Educational Center in York provides personalized training in both fixed and removable prosthodontic specialties. Additional teaching facilities are maintained in Milford, Delaware; Konstanz, Germany; Hong Kong, and Mexico for training dental professionals in the use of consumable dental products. The Company also offers many seminars throughout the world in such areas as endodontics, crown and bridge porcelain and ceramics, restoratives and dental implant systems.

Product Development

     During 1996, 1995 and 1994, approximately $14.7 million, $12.3 million and $10.9 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products. DENTSPLY employs approximately 170 scientists, engineers and technicians dedicated to product development. The Company believes that its product development programs are critical in meeting market demands and achieving future growth. The Company also sponsors independent clinical research projects aimed at developing, adapting and testing new technologies for use in DENTSPLY products. From time to time, the Company contracts with independent consultants and engineers to augment efforts to develop new products.

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

     Visible light-cured composites utilize a single paste that immediately polymerizes when exposed to a light source. DENTSPLY's PRISMA(R) TP.H(R) light-cured composites contain non- radiopaque fillers of approximately .02-.08 microns in size. The small size of this filler increases the bonding power of the composite. It also permits the material to be polished in order to more accurately replicate the color of a natural tooth. Basic, self-cured (self-hardened) composites are formed by combining two pastes that trigger polymerization when reacted.

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

Foreign Operations

     The Company conducts its business in over 100 foreign countries, principally through its foreign subsidiaries which operate 35 foreign facilities (including 13 manufacturing operations). DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland and England. The Company also has a significant market presence in Central and South America, Australia, Hong Kong, Thailand, India, Philippines and Japan. DENTSPLY has established joint ventures and marketing activities in the People's Republic of China and the Commonwealth of Independent States. In 1996, a wholly-owned subsidiary, including a manufacturing facility, was established in the People's Republic of China. Manufacturing operations in India also commenced in 1996.

     For 1996, 1995 and 1994, the Company's sales outside the United States, including export sales, accounted for approximately 49%, 48% and 45%, respectively, of consolidated net sales from continuing operations. For information about the Company's continuing operations in different geographic areas for 1996, 1995 and 1994, see Note 4 of the Notes to the Company's Consolidated Financial Statements. As a result of the Company's significant international presence, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The Company actively manages its currency risk exposures. Fluctuations in exchange rates have not had a material adverse impact upon the Company's financial position.

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

Employees

     As of March 15, 1997, the Company and its subsidiaries had approximately 5,100 employees, of whom approximately 2,800 were engaged in manufacturing operations, approximately 1,600 were engaged in sales and distribution, approximately 530 were engaged in finance and administration, and approximately 170 were engaged in research and product development activities. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2000; and hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on May 31, 1997. The Company believes that its relationship with its employees is good.

Item 2.  Properties
-------------------
     As of March 15, 1997, DENTSPLY maintains manufacturing facilities at the following locations:

                                                          Leased
Location                       Function                  or Owned
--------                       --------                  --------
York, Pennsylvania     Manufacture and distribution of     Owned
                       artificial teeth and other dental
                       laboratory products; export of
                       dental products; corporate
                       headquarters

York, Pennsylvania     Manufacture and distribution of     Leased
                       dental equipment and preventive
                       dental products

Des Plaines, Illinois  Manufacture and assembly of dental  Leased handpieces and components and
                       dental x-ray equipment

Milford, Delaware      Manufacture and distribution of     Owned
                       consumable dental products

Las Piedras,           Manufacture of crown and bridge     Owned
 Puerto Rico           materials

Elgin, Illinois        Manufacture of dental x-ray film    Owned
                       holders, film mounts and
                       accessories

Maumee, Ohio           Manufacture and distribution of     Owned
                       investment casting products

Lakewood, Colorado     Manufacture and distribution of     Leased
                       bone grafting materials and
                       Hydroxylapatite plasma-feed
                       coating materials

Commerce, California   Manufacture and distribution of     Leased
                       investment casting products

Carlsbad, California   Manufacture and distribution of     Leased
                       intraoral cameras and computer
                       imaging systems

Johnson City,          Manufacture and distribution of     Leased
 Tennessee             endodontic instruments and materials

Las Vegas, Nevada      Manufacture and distribution of     Leased
                       disposable air-water syringe tips
Petropolis, Brazil     Manufacture and distribution of     Owned
                       artificial teeth and consumable
                       dental products

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

Konstanz, Germany      Manufacture and distribution of     Owned
                       consumable dental products;
                       distribution of dental equipment

Milan, Italy           Manufacture and distribution of     Leased
                       dental x-ray equipment

Mexico City, Mexico    Manufacture and distribution of     Owned
                       dental products

Plymouth, England      Manufacture and distribution of     Leased
                       dental hand instruments

Blackpool,England      Manufacture and distribution of     Leased
                       dental materials

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           plastic components and packaging
                       material

Le Creux,              Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Moscow, Russia         Manufacture and distributon of      Leased
                       consumable dental products

New Delhi, India       Manufacture and distribution of     Leased
                       dental products

Tianjin, China         Manufacture and distribution of     Leased
                       dental laboratory products

     In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at three other United States locations and at 16 international locations in 12 foreign countries. Of the 19

United States and international sites used exclusively for sales and distribution, one is owned by the Company and the remaining 18 are leased. The Company also maintains sales offices in various countries throughout the world.

     DENTSPLY believes that its properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3.  Legal Proceedings
--------------------------

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

     In May 1994, Core-Vent Corporation and Dr. Gerald Niznick filed an equity action against DENTSPLY in Common Pleas Court in York County, Pennsylvania, arising out of the terms of an April 1991 Exclusive Distribution Agreement ("Agreement"). The action sought to enjoin DENTSPLY from publishing certain marketing materials for dental implant products. DENTSPLY countersued alleging that the Agreement, or in the alternative an amendment to the Agreement, should be terminated because of the misconduct of Dr. Niznick. The case was referred to arbitration pursuant to the terms of the Agreement and both parties amended their pleadings to allege monetary damages. On March 19, 1997, the arbitrator ruled in favor of DENTSPLY; as a result, the Agreement has been terminated.

     In May 1996, DENTSPLY and its subsidiary, Tulsa Dental Products Inc. ("Tulsa") filed a complaint against Tycom Corporation et al "(Defendants") alleging patent infringement by Tycom of certain patents owned by Tulsa covering endodontic instruments. Tycom filed an answer and counterclaim denying patent infringement and alleging that DENTSPLY and Tulsa (i) engaged in conduct which violates Section 2 of the Sherman Antitrust Act; (ii) tortiously interfered with Defendants' business relations; and (iii) were guilty of unfair competition. This suit is in the discovery stage. DENTSPLY and Tulsa are vigorously contesting the Defendants counterclaims in this suit and believe these claims to be without merit.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 15, 1997.

      Name           Age                Position
      ----           ---                --------
Leslie A. Jones       57      Chairman of the Board
John C. Miles II      55      Vice Chairman of the Board and
                              Chief Executive Officer
Gerald K. Kunkle Jr.  50      President and Chief Operating
                              Officer
W. William Weston     49      Senior Vice President, European
                              Group
Michael R. Crane      56      Senior Vice President, North
                              American Group
Edward D. Yates       53      Senior Vice President and Chief
                              Financial Officer
Thomas L. Whiting     54      Senior Vice President, Pacific Rim,
                              Latin America, Gendex, Tulsa
                              Dental and New Image Industries
J. Patrick Clark      55      Vice President, Secretary and
                              General Counsel


     Leslie A. Jones was appointed Chairman of the Board in May 1996. Mr. Jones has served as a director since the June 11, 1993 merger (the "Merger") of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation ("Gendex"), of which the Company is the surviving corporation. Prior to the Merger he served as a director of Old Dentsply. Mr. Jones has been Chairman and a director of OBOS Inc., a manufacturer of communication devices, since August 1993. From 1992 until August 1993 he was a private investor. From January 1991 to January 1992, he was a Senior
Vice President and Special Assistant to the President of Old
Dentsply.

     John C. Miles II was named Vice Chairman of the Board effective January 1, 1997. He was named Chief Executive Officer of the Company upon the resignation of Burton C. Borgelt from that position on January 1, 1996. Prior to that he was President and Chief Operating Officer and a director of the Company since the Merger and of Old Dentsply commencing in January 1990.

     Gerald K. Kunkle Jr. was named President and Chief Operating Officer effective January 1, 1997. Prior thereto, Mr. Kunkle served as President of Johnson and Johnson's Vistakon Division, a manufacturer and marketer of contact lenses, from January 1994 and, from early 1992 until January 1994, was President of Johnson and Johnson Orthopaedics, Inc., a manufacturer of orthopaedic implants, fracture management products and trauma devices.

     Michael R. Crane was named Senior Vice President, North American Group effective January 1, 1996. Prior to that he was Senior Vice President, Europe, Mideast, Africa and Commonwealth of Independent States of the Company effective in early 1995. Prior thereto he served as Senior Vice President, International Operations of the Company since the Merger, and in a similar capacity with Old Dentsply commencing in November 1989. Prior to that time, he served as Vice President Sales/Marketing for Whaledent International, a division of IPCO Corporation.

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

     Thomas L. Whiting was named Senior Vice President, Pacific Rim, Latin America and Gendex of the Company in July 1994, to be effective in early 1995; his responsibilities and title were expanded to encompass Tulsa and New Image upon the Company's acquisitions of those businesses. Prior to this appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division since the Merger, and prior thereto served in the same capacity with Old Dentsply since joining Old Dentsply in 1987. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

     J. Patrick Clark has been Vice President, Secretary and General Counsel of the Company since the Merger and prior thereto served as General Counsel and Secretary of Old Dentsply since 1986.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

     The information set forth under the caption "Supplemental Stock Information" in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 5.

Item 6.  Selected Financial Data
--------------------------------

     The information set forth under the caption "Selected Financial Data" in
Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 6.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 7.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

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

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Other Matters" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

Item 11.  Executive Compensation
--------------------------------

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management
----------

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the subcaption "Executive
Compensation--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference to this Item 13.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------
                                                       Sequential
     (a)  Documents filed as part of this Report        Page No.
          --------------------------------------       ----------

          1.  Supplemental Stock Information               31

          2.  Selected Financial Data                      32

          3.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   34

          4.  Financial Statements and Supplementary
              Data
              --------------------------------------
              The following consolidated financial
              statements of the Company are filed as
              part of this Annual Report on Form 10-K:

              Management's Financial Responsibility        39

              Independent Auditors' Report of
              KPMG Peat Marwick LLP                        40

              Consolidated Statements of Income
              for the years ended December 31,
              1996, 1995 and 1994                          41

              Consolidated Balance Sheets as of
              December 31, 1996 and 1995                   42

              Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1996, 1995 and
              1994                                         43

              Consolidated Statements of Cash
              Flows for the years ended
              December 31, 1996, 1995 and 1994             45

              Notes to Consolidated Financial
              Statements                                   49

                                                       Sequential
          5.  Financial Statement Schedules             Page No.
              -----------------------------            ----------
              The following financial statement
              schedule is filed as part of this
              Annual Report on Form 10-K:

              Schedule II - Valuation and qualifying       69
                     accounts

                   Financial  statement  schedules not
              listed above have been omitted  because
              they  are  inapplicable,   are  not  re-
              quired  under  applicable  provisions  of
              Regulation  S-X, or the  information
              that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

          6. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual
                Report on Form 10-K.

                Exhibit
                Number                     Description
                -------                    -----------
                   3.1        Certificate of Incorporation (1)
                   3.2        By-Laws, as amended (1)
                   4.1  (a)   Competitive Advance, Revolving
                              Credit and Guaranty Agreement, dated as of
                              November 15, 1993, among the Company, the
                              guarantors named therein, the banks named therein,
                              and Chemical Bank, as agent (Note: All attachments
                              have been omitted. Copies of such attachments will
                              be furnished supplementally to the Securities and
                              Exchange Commission upon request.) (10)
                        (b)   First Amendment, dated as of
                              December 23, 1994, to Competitive
                              Advance, Revolving Credit and
                              Guaranty Agreement (11)
                  10.1  (a)   1987 Employee Stock Option Plan
                              (4)*
                        (b)   Amendment No. 1 to the Company's
                              1987 Employee Stock Option Plan
                              (5)*
                  10.2        (a) Letter Agreement dated June 29, 1990 by and
                              between Cravey, Green & Wahlen Incorporated and
                              the Company (3)*
                        (b)   Stock Purchase Warrant dated August 28, 1990
                              issued to Cravey, Green & Wahlen Incorporated by
                              the Company (2)*
                        (c)   Stock Purchase Warrant Plan adopted
                              February 25, 1993 (6)
                  10.3        1992 Stock Option Plan adopted May
                              26, 1992 (7)*
                  10.4        (a) Employee Stock Ownership Plan as amended
                              effective as of December 1, 1982, restated as of
                              January 1, 1991 (11)*
                        (b)   Second Amendment to the DENTSPLY
                              Employee Stock Ownership Plan
                  10.5  (a)   Retainer Agreement dated December
                              29, 1992 between the Company and
                              State Street Bank and Trust Company
                              ("State Street") (8)

                        (b)   Trust Agreement between the Company
                              and State Street Bank and Trust
                              Company dated as of August 11, 1993
                              (10)
                        (c)   Amendment to Trust Agreement
                              between the Company and State
                              Street Bank and Trust Company
                              effective August 11, 1993 (10)
                  10.6        DENTSPLY Stock Option Conversion
                              Plan approved June 23, 1993 (8)*
                  10.7        Employment Agreement dated January
                              1, 1996 between the Company and
                              Burton C. Borgelt (14)*
                  10.8  (a)   Employment Agreement dated as of
                              December 31, 1987 between the
                              Company and John C. Miles II (8)*
                        (b)   Amendment to Employment Agreement
                              between the Company and John C.
                              Miles II dated February 16, 1996,
                              effective January 1, 1996 (14)*
                  10.9        Employment Agreement dated as of
                              December 31, 1987, as amended as of
                              February 8, 1990, between the
                              Company and Leslie A. Jones (8)*
                  10.10       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Michael R. Crane (8)*
                  10.11       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Edward D. Yates (8)*
                  10.12       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and J. Patrick Clark (8)*
                  10.13       Employment Agreement dated January
                              1, 1996 between the Company and W.
                              William Weston (14)*
                  10.14       Employment Agreement dated January
                              1, 1996 between the Company and
                              Thomas L. Whiting (14)*
                  10.15       Employment Agreement dated October
                              11, 1996 between the Company and
                              Gerald K. Kunkle Jr. *
                  10.16 (a)   Exclusive Distribution Agreement
                              dated April 19, 1991, between
                              Core-Vent Corporation ("Core-
                              Vent"), Dr. Gerald Niznick and the
                              Company (8)
                        (b)   First Amendment to Exclusive
                              Distribution Agreement dated April
                              30, 1991 (8)
                        (c)   Second Amendment to Exclusive
                              Distribution Agreement dated April

                              21, 1993  (Note:  Exhibits 2.3.1B
                              (Notice of New Products), 2.3.1A
                              (Price List) and 16 (Mutual
                              Release) have been omitted.  Copies
                              of such exhibits will be furnished
                              to the Securities and Exchange
                              Commission supplementally upon
                              request.) (8)
                  10.17       1993 Stock Option Plan (1)*
                  10.18       Revolving Credit Agreement among
                              DENTSPLY International Inc., each of the
                              guarantors named therein, and ABN AMRO Bank N.V.,
                              dated as of September 9, 1994 (11)
                  10.19       Multi-Currency Term Loan Agreement
                              among Dentsply Ltd., the banks
                              named therein, and ABN AMRO Bank
                              N.V., dated as of May 12, 1995
                              (Note: All attachments have been
                              omitted.  Copies of such attach-
                              ments will be furnished
                              supplementally to the Securities
                              and Exchange Commission upon
                              request.)(14)
                  10.20 (a)   DENTSPLY International Inc. 401(k)
                              Savings Plan Summary Plan
                              Description, as amended effective
                              January 1, 1994 (11)*
                        (b)   Fourth Amendment to the DENTSPLY
                              International 401(k) Savings Plan *
                  10.21       Midwest Dental Products Corporation
                              Pension Plan as amended and re-
                              stated effective January 1, 1989
                              (11)*
                  10.22       Revised Ransom & Randolph Pension Plan, as amended
                              effective as of September 1, 1985, restated as of
                              January 1, 1989 (11)*
                  10.23       DENTSPLY International Inc.
                              Directors' Deferred Compensation
                              Plan effective January 1, 1997 *
                  10.24       Letter Agreement, dated October 13,
                              1994, between Dentsply Limited and
                              DePuy International Limited (11)
                  10.25       Sales-Purchase Agreement, dated May
                              30, 1995, between certain stock-
                              holders of Maillefer Instruments,
                              S.A., Dentsply Ltd., and DENTSPLY
                              International Inc. as guarantor
                              (12)
                  10.26       Asset Purchase and Sale Agreement,
                              dated January 10, 1996, between

                              Tulsa Dental Products, L.L.C. and
                              DENTSPLY International Inc. (13)
                  10.27       Stock Purchase Agreement dated
                              January 13, 1997 between Groupe
                              Monot, S.A. and Dentsply DeTrey
                              GmbH for the purchase of
                              Laboratoire SPAD, S.A.  Attached to
                              the Agreement is a Table of
                              Contents of the Schedules and
                              Exhibits to the Agreement, any of
                              which will be provided upon request
                              of the Commission.
                  11          Computation of earnings per share
                  21.1        Subsidiaries of the Company
                  23.1        Consent of KPMG Peat Marwick LLP
                  27          Financial Data Schedule

-------------------

 *   Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(2) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, File No. 0-16211.

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-2 (No. 33-43079).

(4) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-18 (No. 33-
     15355C).

(5) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, File No. 0-16211.

(6) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-61780).

(7) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-52616).

(8) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, File No. 0-16211.

(9) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated August 28, 1990,
     File No. 0-16211.

(10) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-16211.

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year
      December 31, 1994, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated June 30, 1995,
      File No. 0-16211.

(13) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
      1996, File No. 0-16211.

(14) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.


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

(1) Master Grid Note dated November 4, 1996 executed in favor of The Chase Manhattan Bank in connection with a line of credit up to $20,000,000 between the Company and The Chase Manhattan Bank.

(2) Agreement dated November 4, 1996 between National Westminster Bank PLC and Dentsply Limited for (pound)2,500,000.

(3) Promissory Note dated May 1, 1992 in the principal amount of $3,000,000 of the Company in favor of CoreStates Bank.

(4)  Credit Agreement dated August 15, 1996 between Dentsply
     Canada Limited ("DCL") and Mellon Bank Canada.

(5) Promissory Note dated December 1, 1995 in connection with a line of credit up to $20,000,000 between the Company and Mellon Bank.

(6) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.

(7) Unsecured Note dated July 8, 1993 between the Company and Harris Trust and Savings Bank in the principal amount of $1,750,000.


     (b) Reports on Form 8-K
          -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1996.


                                 * * * * * *

Supplemental Stock Information
------------------------------

     The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth low and high sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

                        Market Range of Common Stock       Cash
                        ----------------------------     Dividend
1996                        High         Low             Declared
----                      --------     --------          --------
First Quarter             $40-3/4      $37-1/2            $.0825
Second Quarter             44-3/4       40                 .0825
Third Quarter              44-1/2       37-1/4             .0825
Fourth Quarter             49           41-3/4             .0925

1995
----
First Quarter             $36-1/4      $31                $.075
Second Quarter             36-7/8       34-1/4             .075
Third Quarter              40-1/4       32-3/4             .075
Fourth Quarter             40-1/4       33-7/8             .0825

1994
----
First Quarter             $47          $36                $ ---
Second Quarter             39-1/2       34                  ---
Third Quarter              37-3/4       31-1/4             .075
Fourth Quarter             35-3/4       28-1/4             .075



     The Company estimates there are approximately 11,350 holders of common stock, including 516 holders of record.


                                            DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
                                                       SELECTED FINANCIAL DATA

                                                                           Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1996            1995            1994             1993            1992
                                              ------------    ------------     ------------    ------------    ------------
Statement of Income Data:                                       (in thousands, except per share amounts)
Net sales                                     $    656,557    $    572,028    $    524,758     $    503,820    $    476,335
Cost of products sold                              331,887         291,176         267,034          257,707         246,126
                                              ------------    ------------     ------------    ------------    ------------
Gross profit                                       324,670         280,852         257,724          246,113         230,209
Selling, general and administrative expenses       205,206         180,117         160,324          172,147         148,264
                                              ------------    ------------     ------------    ------------    ------------
Operating income from continuing operations
 before discretionary ESOP contributions           119,464         100,735          97,400           73,966          81,945
Discretionary ESOP contributions                       ---             ---             ---            4,361           6,568
Interest expense                                    11,095           9,144           7,999           20,752          22,099
Interest income                                     (1,024)         (1,265)         (1,527)            (370)           (628)
Other (income) expense, net                         (1,567)          2,839            (734)          (2,119)         (1,797)
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations
 before income taxes                               110,960          90,017          91,662           51,342          55,703
Provision for income taxes                          43,738          36,054          37,518           26,197          24,416
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations                   67,222          53,963          54,144           25,145          31,287
                                              ------------    ------------     ------------    ------------    ------------
Discontinued operations:
 Income from the operation of discontinued
  Medical business (net of income taxes of
  $.6 million in 1994; $1.6 million in
  1993; and $1.7 million in 1992)                      ---             ---           1,311            2,925           2,988
 Gain on disposal of Medical business,
  including provision of $.5 million for
  operating losses during phase-out period
  (net of income taxes of $5.5 million)                ---             ---           6,543              ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Income from discontinued operations                    ---             ---           7,854            2,925           2,988
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                    67,222          53,963(1)       61,998           28,070(1)       34,275
Extraordinary loss related to early
 extinguishment of debt (net of
 income tax benefit of $6.3 million)                   ---             ---             ---           14,018             ---
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $     67,222    $     53,963(1) $     61,998     $     14,052(1) $     34,275
                                              ============    ============     ============    ============    ============


                                                                            Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1996            1995            1994             1993            1992
                                              ------------    ------------     ------------    ------------    ------------
Earnings per Common Share:                                      (in thousands, except per share amounts)
Income from continuing operations             $       2.50    $       2.00    $       1.95     $       1.02    $       1.29
Income from the operation of
 discontinued Medical business                         ---             ---             .05              .12             .13
Gain on disposal of Medical business                   ---             ---             .23              ---             ---
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                      2.50            2.00            2.23             1.14            1.42
Extraordinary item                                     ---             ---             ---             (.57)            ---
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $       2.50    $       2.00    $       2.23     $        .57    $       1.42
                                              ============    ============     ============    ============    ============

Dividends per Common Share                    $        .34    $      .3075    $        .15     $        ---    $        ---

Weighted average common shares outstanding          26,920          27,012          27,776           24,598          24,220

Balance Sheet Data (at end of period):
Working capital                               $    113,547    $    122,706(2) $     92,206(2)  $     82,779(2) $     38,185(2)
Total assets                                       667,662         582,383(2)      466,930(2)       466,787(2)      450,641(2)
Total long-term debt                                75,109          68,675          12,789           95,356         192,082
Stockholders' equity                               365,590         315,922         299,337          236,397         100,285

Other Data:
Depreciation and amortization                       28,108          21,488          18,133(3)        17,951(3)       15,333(3)
Capital expenditures (3)                            20,801          17,421          12,504            9,212          14,626


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

(2)  Excludes net assets of discontinued operations.

(3)  Excludes discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Any statements released by the Company that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     On October 13, 1994, the Company announced its strategic decision to discontinue the operations comprising its medical business which includes the Eureka X-Ray Tube Corp. ("Eureka"), GENDEX Medical and CMW business units. Accordingly, the Company's financial statements have been restated to reflect the accounting treatment for discontinued operations.

Results of Operations, 1996 Compared to 1995
--------------------------------------------

     Net sales increased $84.6 million, or 14.8% from $572.0 million in 1995 to $656.6 million in 1996. About one half of this increase was due to the inclusion of a full year of the operations of Maillefer Instruments S.A. ("Maillefer") in 1996 versus a partial year in 1995, when Maillefer was acquired, and the 1996 acquisitions of the dental operations of Tulsa Dental Products LLC ("Tulsa") and CeraMed Dental, LLC ("CeraMed"). The remainder was due to strong growth in the Pacific Rim and Latin America and modest growth in both the United States and Europe.

     Gross profit increased $43.8 million, or 15.6% due primarily to higher net sales. Gross profit as a percentage of net sales was 49.5% in 1996 compared to 49.1% in 1995. The improvement in the gross margin percentage was due to a combination of high margin products from acquisitions, cost reductions, and increased margin obtained from replacing distributors with DENTSPLY affiliates in certain foreign locations. Improvements in the gross profit percentage were partially offset by the adverse impact of acquisition accounting for Maillefer, Tulsa, and CeraMed.

     Selling, general and administrative expenses increased $25.1 million, or 13.9%. As a percentage of net sales, expenses decreased from 31.5% in 1995 to 31.3% in 1996. This decrease was primarily due to lower spending levels compared to sales in Europe, Pacific Rim, and Latin America. The percentage to net sales improvement was partially offset by expenses associated with upgrading management information systems in the United States and Europe, continued emphasis on end user pull through marketing strategy, and research and development.


     The $2.2 million increase in net interest expense was primarily due to acquisition debt, partially offset by cash generated from operations. Other income was $1.6 million in 1996, compared to other expense of $2.8 million in 1995. Other income in 1996 was primarily due to a legal settlement of $1.2 million in the Company's favor in the first quarter, while the Company took a one-time charge of $3.1 million the second quarter of 1995 to cover the costs of closing down its Executive Offices in Illinois and consolidating its executive operations in York, Pennsylvania.

     Income from continuing operations before income taxes increased $21.0 million, or 23.3% from $90.0 million in 1995 to $111.0 million in 1996. Without the one-time charge of $3.1 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, income from continuing operations before income taxes increased $17.9 million, or 19.2%.

     Net income increased $13.2 million to $67.2 million in 1996 from $54.0 million in 1995, an increase of 24.6%. Without the one-time after-tax charge of $1.8 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, net income increased $11.4 million, or 20.4%.

     Earnings per common share from continuing operations of $2.50 for 1996 increased $.50, or 25.0% from $2.00 in 1995. Without the one-time after-tax charge of $1.8 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, earnings per common share increased $.43, or 20.8% over 1995.

     The sale of the GENDEX Medical business, the last remaining unit of the discontinued medical segment, occurred in the first quarter of 1996. Net sales of this business were $2.7 million in 1996.

Results of Operations, 1995 Compared to 1994
--------------------------------------------

     Net sales increased $47.2 million, or 9.0% from $524.8 million in 1994 to $572.0 million in 1995. The increase was primarily in Europe, with a significant portion of the increase coming from the acquisition of Maillefer. The sales increase in the United States was adversely impacted by discontinuing certain dealer incentives in the third quarter of 1995 which previously had the effect of encouraging dealers to place large stocking orders.

     Gross profit increased $23.1 million, or 9.0% due primarily to higher net sales. Gross profit as a percentage of net sales was 49.1%, equal to 1994. Improvements in the gross profit percentage in 1995 were offset by the adverse impact of acquisition accounting for Maillefer.

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

     The $1.4 million increase in net interest expense was primarily due to acquisition debt and the repurchase of common shares under the share repurchase program. Other expense of $2.8 million in 1995 compares to $.7 million of other income in 1994 due the one-time charge of $3.1 million to cover the costs of closing the Company's executive offices in Illinois and consolidating its executive offices in York, Pennsylvania.

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

     Earnings per common share from continuing operations of $2.00 for 1995 increased $.05, or 2.6% from $1.95 in 1994. Without the one-time after-tax charge of $1.8 million to cover the costs of closing the Company's executive offices in Illinois, earnings per common share from continuing operations were $2.07, a 6.2% increase over 1994.

     The net assets of CMW and Eureka were sold during November and December 1994. Net sales for the GENDEX Medical business, the last remaining unit of the discontinued medical segment, were $18.9 million in 1995.

Foreign Currency
----------------

     Since approximately 45% of the Company's revenues have been generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is offset to a significant extent by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company carefully considers the impact of currency fluctuations in its business decisions.

Liquidity and Capital Resources
-------------------------------

     In January 1996, the Company acquired the dental manufacturing and distribution operations of Tulsa in a cash transaction for $75.1 million and an earn-out based on the operating performance of the business. The transaction was funded from the Company's $175.0 million Bank Revolving Loan Facility and short-term bank borrowing.

     Under its Bank Revolving Loan Facility, the Company is able to borrow up to $175.0 million on an unsecured basis through December 23, 1999. The Revolving Credit Agreement contains various financial and other covenants. Under its Bank Multicurrency Revolving Credit Facility, the Company is able to borrow up to $25.0 million for foreign working capital purposes on an unsecured basis through December 23, 1999. In addition, the Company had unused lines of credit for short-term financing of $63.5 million at December 31, 1996.

     Investment activities for 1996 included capital expenditures of $20.8 million.

     During 1996, the Company repurchased .1 million shares of its common stock for $3.8 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1995. This authorization to repurchase shares expired on December 31, 1996. In December 1996, the Board of Directors authorized the repurchase of up to 2.7 million additional shares of common stock on the open market or in negotiated transactions. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

     At December 31, 1996, the Company's current ratio was 1.8 with working capital of $113.5 million. This compares with a current ratio of 2.0 and working capital of $122.7 million at December 31, 1995, excluding the net assets of discontinued operations. The decrease is due primarily to increased short-term borrowings in 1996.

     The Company expects to be able to finance its cash requirements, including capital expenditures, stock repurchases, debt service and the acquisition of DW Industries, Inc., Laboratoire SPAD, S.A. and New Image Industries, Inc. from funds generated from operations and amounts available under its Bank Revolving Loan Facility.

     Cash flows from operating activities increased to $83.2 million in 1996 from $67.5 million in 1995 primarily due to higher net income.

Impairment of Assets
--------------------

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under provisions of the Statement, impairment losses would be recognized if the expected future cash flows were less than the assets' carrying value. There was no effect on the financial statements from the adoption of SFAS 121.

Impact of Inflation
-------------------

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







John C. Miles II                             Edward D. Yates
Vice Chairman and                            Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTSPLY International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
January 22, 1997

                         DENTSPLY International Inc.
                               and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1996        1995        1994
                                            --------------------------------
                                       (in thousands, except per share amounts)
Net sales                                   $656,557    $572,028    $524,758
Cost of products sold                        331,887     291,176     267,034
                                            --------    --------    --------
Gross profit                                 324,670     280,852     257,724
Selling, general and administrative
 expenses                                    205,206     180,117     160,324
                                            --------    --------    --------
Operating income from continuing operations  119,464     100,735      97,400

Other costs and expenses:
  Interest expense                            11,095       9,144       7,999
  Interest income                             (1,024)     (1,265)     (1,527)
  Other (income) expense, net                 (1,567)      2,839        (734)
                                            --------    --------    --------
Income from continuing operations
 before income taxes                         110,960      90,017      91,662

Provision for income taxes                    43,738      36,054      37,518
                                            --------    --------    --------
Income from continuing operations             67,222      53,963      54,144
                                            --------    --------    --------
Discontinued operations:
  Income from the operation of
   discontinued Medical business (net of
   income taxes of $.6 million)                  ---         ---       1,311
  Gain on disposal of Medical business,
   including provision of $.5 million
   for operating losses during phase-out
   period (net of income taxes of
   $5.5 million)                                 ---         ---       6,543
                                            --------    --------    --------
Income from discontinued operations              ---         ---       7,854
                                            --------    --------    --------
Net income                                  $ 67,222    $ 53,963    $ 61,998
                                            ========    ========    ========
Earnings per common share:
  Income from continuing operations         $   2.50    $   2.00    $   1.95
  Income from the operation of
   discontinued Medical business                  --          --         .05
  Gain on disposal of Medical business            --          --         .23
                                            --------    --------    --------
  Net income                                $   2.50    $   2.00    $   2.23
                                            ========    ========    ========

Dividends per common share                  $    .34    $  .3075    $    .15

Weighted average common shares outstanding    26,920      27,012      27,776

The accompanying Notes are an integral part of these Financial Statements.

                          DENTSPLY International Inc.
                               and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                         -------------------
                                                           1996       1995
Assets                                                   -------------------
Current assets:                                             (in thousands)
  Cash and cash equivalents                              $  5,619   $  3,974
  Accounts and notes receivable - trade, net              101,977     93,315
  Inventories                                             125,398    125,704
  Prepaid expenses and other current assets                23,752     16,906
  Net assets of discontinued operations                       ---      5,870
                                                         --------   --------
    Total Current Assets                                  256,746    245,769
Property, plant and equipment, net                        141,458    140,101
Other noncurrent assets, net                               13,259     13,974
Identifiable intangible assets, net                        59,787     39,282
Costs in excess of fair value of net assets
 acquired, net                                            196,412    149,127
                                                         --------   --------
Total Assets                                             $667,662   $588,253
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt    $ 26,711   $  7,616
  Accounts payable                                         33,720     31,785
  Accrued liabilities                                      52,504     46,571
  Income taxes payable                                     30,264     31,221
                                                         --------   --------
    Total Current Liabilities                             143,199    117,193
Long-term debt                                             75,109     68,675
Other liabilities                                          49,467     47,104
Deferred income taxes                                      30,000     35,927
                                                         --------   --------
    Total Liabilities                                     297,775    268,899
                                                         --------   --------
Minority interests in consolidated subsidiaries             4,297      3,432
                                                         --------   --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; .25 million
  shares authorized; no shares issued                         ---        ---
 Common stock, $.01 par value; 100 million shares
  authorized; 27.1 million shares issued at
  December 31, 1996 and 1995                                  271        271
 Capital in excess of par value                           150,031    149,999
 Retained earnings                                        237,300    179,231
 Cumulative translation adjustment                         (4,278)     3,234
 Employee stock ownership plan reserve                    (11,016)   (12,536)
 Treasury stock, at cost, .2 million and .1 million
  shares at December 31, 1996 and 1995, respectively       (6,718)    (4,277)
                                                         --------   --------
   Total Stockholders' Equity                             365,590    315,922
                                                         --------   --------
Total Liabilities and Stockholders' Equity               $667,662   $588,253
                                                         ========   ========
The accompanying Notes are an integral part of these Financial Statements.


                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Capital in                  Cumulative    Employee Stock                  Total
                                   Common      Excess of      Retained    Translation     Ownership      Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment     Plan Reserve     Stock          Equity
                                 ----------   ------------   -----------  -----------   --------------  ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1993     $   277        $179,402       $ 75,702     $(3,238)       $(15,723)    $    (23)      $236,397

Exercise of stock options              1             749            ---         ---             ---          ---            750
Tax benefit related to stock
 options exercised                   ---           1,858            ---         ---             ---          ---          1,858
Repurchase of .1 million shares
 of common stock                     ---             ---            ---         ---             ---       (2,679)        (2,679)
Cash dividends declared, $.15 per
 common share                        ---             ---         (4,169)        ---             ---          ---         (4,169)
Compensatory stock options granted   ---              78            ---         ---             ---          ---             78
Translation adjustment               ---             ---            ---       3,436             ---          ---          3,436
Net change in ESOP reserve           ---             ---            ---         ---           1,668          ---          1,668
Net income                           ---             ---         61,998         ---             ---          ---         61,998
                                 -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1994         278         182,087        133,531         198         (14,055)      (2,702)       299,337

Exercise of stock options and
 warrants                              2          (4,850)           ---         ---             ---        9,100          4,252
Tax benefit related to stock
 options and warrants exercised      ---           4,781            ---         ---             ---          ---          4,781
Repurchase of 1.3 million
 shares of common stock              ---             ---            ---         ---             ---      (42,703)       (42,703)
Cash dividends declared, $.3075
 per common share                    ---             ---         (8,263)        ---             ---          ---         (8,263)
Cancellation of .9 million
 shares of treasury stock             (9)        (32,019)           ---         ---             ---       32,028            ---
Translation adjustment               ---             ---            ---       3,036             ---          ---          3,036
Net change in ESOP reserve           ---             ---            ---         ---           1,519          ---          1,519
Net income                           ---             ---         53,963         ---             ---          ---         53,963
                                 -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1995         271         149,999        179,231       3,234         (12,536)      (4,277)       315,922

The accompanying Notes are an integral part of these Financial Statements.



                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Capital in                  Cumulative    Employee Stock                   Total
                                   Common      Excess of      Retained    Translation     Ownership      Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment     Plan Reserve     Stock          Equity
                                 ----------   ------------   -----------  -----------   --------------  ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1995         271         149,999        179,231       3,234         (12,536)      (4,277)       315,922

Exercise of stock options and
 warrants                           -               (146)          -           -               -           1,384          1,238
Tax benefit related to stock
 options and warrants exercised     -                218           -           -               -            -               218
Compensatory stock options
 lapsed                             -                (40)          -           -               -            -               (40)
Repurchase of .1 million
 shares of common stock             -               -              -           -               -          (3,825)        (3,825)
Cash dividends declared, $.34
 per common share                   -               -            (9,153)       -               -            -            (9,153)
Translation adjustment              -               -              -         (7,512)           -            -            (7,512)
Net change in ESOP reserve          -               -              -           -              1,520         -             1,520
Net income                          -               -            67,222        -               -            -            67,222
                                 -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1996     $   271        $150,031       $237,300     $(4,278)       $(11,016)    $ (6,718)      $365,590
                                 =======        ========       ========     =======        ========     ========       ========





The accompanying Notes are an integral part of these Financial Statements.



                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------     --------
Cash flows from operating activities:                                     (in thousands)

Net income                                                      $ 67,222     $ 53,963     $ 61,998

Adjustments to reconcile net income to net cash provided by
 operating activities:
   Gain on disposal of Medical business, before income taxes         ---          ---      (12,061)
   Depreciation                                                   14,799       12,130       10,153
   Amortization                                                   13,309        9,358        9,874
   Deferred income taxes associated with continuing operations    (3,008)      (1,211)       9,404
   Deferred income taxes associated with discontinued
    operations                                                       ---         (481)      (5,181)
   Other non-cash transactions                                       289          668          (27)
   Loss on disposal of property, plant and equipment                 367        1,027           23
   Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses and
    effects of exchange:
     Accounts and notes receivable-trade, net                     (6,777)      (1,893)     (13,308)
     Inventories                                                     256       (8,233)      (7,020)
     Prepaid expenses and other current assets                    (4,574)        (775)       4,555
     Other noncurrent assets, net                                    497          225         (580)
     Accounts payable                                                472        2,372       (4,514)
     Accrued liabilities                                             945          (51)         638
     Income taxes payable                                          1,467       (2,971)       8,971
     Other liabilities                                            (2,075)       3,388          882
                                                                --------     --------     --------
Net cash provided by operating activities                         83,189       67,516       63,807
                                                                --------     --------     --------

The accompanying Notes are an integral part of these Financial Statements.


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------     --------
Cash flows from investing activities:                                     (in thousands)

Proceeds from disposal of Medical business                         7,500        3,260       44,244
Proceeds from sale of property, plant and equipment, net             351        2,443          192
Capital expenditures                                             (20,804)     (17,633)     (13,766)
Expenditures for identifiable intangible assets                   (3,000)         (60)         (20)
Acquisitions of businesses, net of cash acquired                 (82,181)     (73,407)         ---
Other direct costs of acquisition and divestiture activities        (259)        (512)        (561)
Other, net                                                          (355)         ---          (81)
                                                                --------     --------     --------
Net cash provided by (used in) investing activities              (98,748)     (85,909)      30,008
                                                                --------     --------     --------








The accompanying Notes are an integral part of these Financial Statements.




                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------     --------
Cash flows from financing activities:                                     (in thousands)
Proceeds from sale of common stock, including tax benefit
 of stock options exercised                                        1,456        9,034        2,608
Cash paid for treasury stock                                      (3,825)     (42,703)      (2,679)
Dividends paid                                                    (8,893)      (8,123)      (2,085)
Increase (decrease) in bank overdrafts                            (2,357)       1,580       (1,738)
Proceeds from long-term borrowings, net of deferred
 financing costs                                                  87,499      123,635       89,272
Payments on long-term borrowings                                 (67,490)     (70,915)    (195,568)
Increase (decrease) in short-term borrowings                      11,382          (28)       5,456
Decrease in employee stock ownership plan reserve                  1,520        1,519        1,668
                                                                --------     --------     --------
Net cash provided by (used in) financing activities               19,292       13,999     (103,066)
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash
 equivalents                                                      (2,088)       1,090       (1,455)
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents               1,645       (3,304)     (10,706)

Cash and cash equivalents at beginning of period                   3,974        7,278       17,984
                                                                --------     --------     --------
Cash and cash equivalents at end of period                      $  5,619     $  3,974     $  7,278
                                                                ========     ========     ========







The accompanying Notes are an integral part of these Financial Statements.


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------     --------
Supplemental disclosures of cash flow information:                        (in thousands)
   Interest paid                                                $  7,484     $  6,243     $  6,766
   Income taxes paid                                              43,879       35,573       26,136



    In January 1996, the Company purchased certain net assets of Tulsa Dental
    Products LLC ("Tulsa") for $75.1 million. In March 1995, the Company purchased all of the capital stock of KV33 Corporation ("KV33") for $11.5 million. In June 1995, the Company purchased approximately 96% of the capital stock of Maillefer Instruments, S.A. ("Maillefer") for $65.8 million. In August 1995, the Company purchased the assets of Dunvale
    Corporation ("Dunvale") for $1.8 million. In conjunction with the acquisitions, liabilities were assumed as follows:


                                             Tulsa          KV33         Maillefer        Dunvale
                                            -------       --------       ---------        -------
                                                              (in thousands)
    Fair value of assets acquired           $78,662       $ 14,329       $  97,188        $ 1,982
    Cash paid for assets or capital stock   (75,114)       (11,450)        (65,798)        (1,839)
                                            -------       --------       ---------        -------
    Liabilities assumed                     $ 3,548       $  2,879       $  31,390        $   143
                                            =======       ========       =========        =======




The accompanying Notes are an integral part of these Financial Statements.

                        DENTSPLY International Inc.
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------


Description of Business
-----------------------
     DENTSPLY (the "Company") designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of artificial teeth, endodontic instruments and materials, impression materials, prophylaxis paste, dental sealants, ultrasonic scalers, and crown and bridge materials; the leading United States manufacturer and distributor of dental x-ray equipment, dental handpieces, dental x-ray film holders, film mounts and bone substitute/ grafting materials; and a leading United States distributor of dental cutting instruments and dental implants. The Company distributes its dental products in over 100 countries under some of the most well-established brand names in the industry. DENTSPLY is committed to the development of innovative, high quality, cost-effective new products for the dental market.


Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated. Minority interests in net income of consolidated subsidiaries is not material and is included in other (income) expense, net.

     During 1994, the Company adopted a formal plan to dispose of its Medical segment. Accordingly, the results of discontinued operations and the gain on disposal thereof have been reported separately from the continuing operations of the Company (See Note 3 - Discontinued Operations). Certain items in the prior years have been reclassified to conform to the 1996 presentation.


Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Cash and Cash Equivalents
-------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Notes Receivable-Trade
-----------------------------------
     The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. Revenue is recognized when products are shipped. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. Accounts and notes receivable-trade are stated net of an allowance for doubtful accounts of $2.5 million and $2.3 million at December 31, 1996 and 1995, respectively.


Inventories
-----------
     Inventories are stated at the lower of cost or market. At December 31, 1996 and 1995, the cost of $10.0 million, or 8% and $10.6 million, or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.


Property, Plant and Equipment
-----------------------------
     Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. For income tax purposes, depreciation is computed using various methods.


Identifiable Intangible Assets
------------------------------
     Identifiable intangible assets include patents, trademarks, non-compete covenants, licensing agreements, distributor networks and product manufacturing rights which are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. Identifiable intangible assets are stated net of accumulated amortization of $28.9 million and $22.5 million at December 31, 1996 and 1995, respectively. Identifiable intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.


Costs in Excess of Fair Value of Net Assets Acquired
----------------------------------------------------
     The excess of costs of acquired companies and product lines over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 25 to 40 years. Costs in excess of the fair value of net assets acquired are stated net of accumulated amortization of $26.1 million and $20.0 million at December 31, 1996 and 1995, respectively. Costs in excess of fair value of net assets acquired are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.

Fair Value of Financial Instruments
-----------------------------------
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The fair values of financial instruments approximate their recorded values.


Derivatives
-----------
     The Company's only involvement with derivative financial instruments is forward contracts to hedge assets and liabilities denominated in foreign currencies.


Foreign Exchange Risk Management
--------------------------------
     The Company routinely enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. As of December 31, 1996, the company had contracts outstanding for the purchase of 21.4 million Swiss francs or approximately $16.2 million. As of December 31, 1995, the Company had contracts outstanding for the purchase of 5.1 million Swiss francs or approximately $4.4 million. These foreign exchange contracts generally have maturities of less than six months and counterparties to the transactions are typically large international financial institutions.


Foreign Currency Translation
----------------------------
     The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

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

     Exchange losses of $.3 million in 1996 and $.5 million in 1994 and gains of $.2 million in 1995 are included in other (income) expense, net.


Research and Development Costs
------------------------------
     Research and development costs are charged to expense as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to approximately $14.7 million, $12.3 million and $10.9 million for 1996, 1995 and 1994, respectively.

Stock Based Compensation
------------------------
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 presents companies with the alternative of retaining the current accounting for stock based compensation under APB Opinion No. 25 ("APB 25") or adopting a new accounting method based on the estimated fair value of equity instruments granted during the year. The Company applies APB 25 in accounting for its stock options (see Note 10 - Stockholders' Equity).

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

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

     In August 1996, the Company paid $5 million for a 51% interest in CeraMed Dental, LLC ("CeraMed") and the right to acquire the remaining 49% interest at a later date. CeraMed, located in Lakewood, Colorado, is the leading US manufacturer and distributor of bone grafting materials and HA plasma-feed coating materials to dental markets. The acquisition was accounted for under the purchase method of accounting and the results of CeraMed's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $5 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired. The excess ($.9 million) of acquisition cost over net assets acquired is being amortized over 25 years. Pro forma information has been omitted due to immateriality.

     In January 1996, the Company purchased certain assets of Tulsa Dental Products L.L.C. ("Tulsa") in a cash transaction valued at $75.1 million and an earn-out based on the operating performance of the business. Based in Tulsa, Oklahoma, Tulsa is a manufacturer and distributor of endodontic instruments and materials. The acquisition was accounted for under the purchase method of accounting and the results of Tulsa's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $75.1 million plus direct acquisition costs has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess ($53.7 million) of acquisition cost over net assets acquired is being amortized over 25 years.

     The following unaudited pro forma consolidated results of operations assume that the acquisition of Tulsa occurred on January 1, 1995:

                                            Year Ended December 31,
                                            -----------------------
                                              1996           1995
                                            --------       --------
                                      (in thousands, except per share amounts)
       Net sales                            $656,557       $591,670
       Net income                             67,503         51,714
       Earnings per common share                2.51           1.91

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

     In June 1995, the Company purchased approximately 96% of the outstanding capital stock of Maillefer Instruments S.A. ("Maillefer") in a cash transaction valued at approximately $65.8 million. An additional 3.9% of Maillefer stock was purchased in June 1996 for cash of approximately $2.3 million. Based in Switzerland, Maillefer is a manufacturer and distributor of principally endodontic instruments. The acquisition was accounted for under the purchase method of accounting and the results of Maillefer's operations have been included in the accompanying financial statements since the date of acquisition. The aggregate purchase price of $65.8 million plus direct acquisition costs has been allocated on the basis of the fair values of assets acquired and liabilities assumed. Since the fair value of net assets acquired exceeded the purchase price by approximately $16.7 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

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

     In January 1997, the Company purchased the assets of DW Industries, Inc. in a cash transaction valued at approximately $17 million and an earn-out based on the sales growth of the business, and purchased 100% of the outstanding capital stock of Laboratoire SPAD, S.A. ("SPAD") for FF198 million in a cash transaction valued at approximately $35 million. Headquartered in Las Vegas, Nevada, DW Industries is the leading manufacturer of disposable air-water syringe tips for use in clinical dental office procedures. SPAD, a division of GROUPE MONOT, S.A., is a leading French manufacturer and distributor of dental anesthetic and other dental products.

     In January 1997, the Company commenced a tender offer for all outstanding shares of New Image Industries, Inc. ("New Image") for $2.00 per share. Total funds required to purchase all outstanding New Image Shares and pay related costs and expenses will be approximately $12 million. In connection with the transaction, DENTSPLY will loan New Image up to $3 million, of which $2.5 million was outstanding on December 31, 1996, to be used as working capital. New Image, which designs, develops, manufactures and distributes intraoral cameras and computer imaging systems and related software exclusively to the dental market, is located in Carlsbad, California.

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

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

     Sales from these operations were $2.7 million, $18.9 million, and $48.6 million for 1996, 1995 and 1994, respectively. Certain expenses have been allocated to discontinued operations, including interest expense, which was allocated based on the ratio of net assets discontinued to the total net assets of the consolidated entity.


NOTE 4 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------------------------

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

     Operating income (loss) from continuing operations consists of net sales less related costs, direct operating expenses and intercompany royalties allocated from Corporate for use of patents and trademarks owned by the Company. Assets by geographic area are those used in the operations in the geographic area.




     The following table sets forth information about the Company's continuing operations in different geographic areas for 1996, 1995, and 1994:

                               United                                      Adjustments/
                               States     Europe     Other     Corporate   Eliminations    Total
                              --------   --------   --------   ---------   ------------   --------
1996                                                        (in thousands)
----
Net sales:
  Customers                   $364,221   $198,601   $ 93,735    $    ---     $    ---     $656,557
  Intercompany                  52,755     27,028      4,832         ---      (84,615)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                416,976    225,629     98,567         ---      (84,615)     656,557

Operating income (loss)
 from continuing operations     91,617     33,685      3,669      (8,975)        (532)     119,464


Assets                         411,655    259,826     48,079     218,314     (270,212)     667,662

1995
----
Net sales:
  Customers                   $322,929   $174,139   $ 74,960    $    ---     $    ---     $572,028
  Intercompany                  46,613     13,680      4,822         ---      (65,115)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                369,542    187,819     79,782         ---      (65,115)     572,028

Operating income (loss)
 from continuing operations     84,914     26,015        434      (9,302)      (1,326)     100,735

Assets                         319,429    258,723     43,631     128,823     (168,223)     582,383




                               United                                      Adjustments/
                               States     Europe     Other     Corporate   Eliminations    Total
                              --------   --------   --------   ---------   ------------   --------
1994                                                       (in thousands)
----
Net sales:
  Customers                   $317,492   $136,505   $ 70,761    $    ---     $    ---     $524,758
  Intercompany                  41,653      7,085      4,130         ---      (52,868)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                359,145    143,590     74,891         ---      (52,868)     524,758

Operating income (loss)
 from continuing operations     88,204     15,200      3,133     (9,948)          811       97,400

Assets                         287,364    162,365     39,400    110,802      (133,001)     466,930



     Third party export sales from the United States are less than ten percent of consolidated net sales. In 1996 and 1995, no customer accounted for 10% or more of consolidated net sales. One customer accounted for approximately 11% of consolidated net sales in 1994.

NOTE 5 - INVENTORIES
--------------------

     Inventories consist of the following:
                                                    December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
                                                   (in thousands)
          Finished goods                        $ 73,650    $ 70,677
          Work-in-process                         23,936      26,440
          Raw materials and supplies              27,812      28,587
                                                --------    --------
                                                $125,398    $125,704
                                                ========    ========

     Pre-tax income was $.3 million, $.2 million, and $1.2 million lower in 1996, 1995,and 1994, respectively as a result of using the LIFO method as compared to using the FIFO method. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be lower than reported at December 31, 1996 and 1995 by $1.7 million and $2.0 million, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:
                                                    December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
          Assets, at cost:                         (in thousands)
            Land                                $ 17,222    $ 17,395
            Buildings and improvements            68,185      67,903
            Machinery and equipment              103,887      88,417
            Construction in progress               8,505       9,039
                                                --------    --------
                                                 197,799     182,754
            Less:  Accumulated depreciation       56,341      42,653
                                                --------    --------
                                                $141,458    $140,101
                                                ========    ========
NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following:
                                                    December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
          Payroll, commissions, bonuses            (in thousands)
           and other cash compensation          $ 10,739    $ 10,441
          Employee benefits                        6,710       6,947
          Other                                   35,055      29,183
                                                --------    --------
                                                $ 52,504    $ 46,571
                                                ========    ========

NOTE 8 - FINANCING ARRANGEMENTS
-------------------------------

Short-Term Borrowings
---------------------
     Short-term bank borrowings amounted to $26.3 million and $7.6 million at December 31, 1996 and 1995, respectively. Unused lines of credit for short-term financing at December 31, 1996 and 1995 were $63.5 million and $63.0 million, respectively. Substantially all unused lines of credit have no major restrictions and are renewable annually. Interest is charged on borrowings under these lines of credit at various rates, generally under prime or equivalent money rates.

Long-Term Borrowings
--------------------
                                                    December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
$175.0 million bank revolving loan facility         (in thousands)
 maturing December 23, 1999                     $ 10,000    $    ---

$60.0 million bank term loan maturing December 23, 1999, Swiss Francs 45.9 million and Pounds Sterling 12.5 million outstanding at December 31, 1996, bearing interest at a weighted average of 2.5% for Swiss Franc borrowings and 6.6% for
 Pounds Sterling borrowings                       55,636      59,172

$25.0 million bank multicurrency revolving credit facility maturing December 23,
 1999, various currencies outstanding at December 31, 1996, bearing interest at
 a weighted average of 7.9%                        8,577       9,496

Other borrowings, various currencies and rates     1,318           7
                                                --------    --------
                                                  75,531      68,675
Less: Current portion (included in notes
      payable and current portion of
      long-term debt)                                422         ---
                                                --------    --------
                                                $ 75,109    $ 68,675
                                                ========    ========

     Long-term debt of $74.2 million matures in December 1999.

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

NOTE 9 - OTHER LIABILITIES
--------------------------

     Other liabilities consist of the following:
                                  December 31,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
                                 (in thousands)
          Pension                                     $ 30,870    $ 30,635
          Medical and other postretirement benefits     10,299      10,729
          Other                                          8,298       5,740
                                                      --------    --------
                                                      $ 49,467    $ 47,104
                                                      ========    ========
NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

     In December 1996, 1995, and 1994 the Board of Directors authorized the repurchase of up to 2.7 million, 2.8 million, and 2.8 million shares, respectively, of common stock on the open market or in negotiated transactions. Each of these authorizations to repurchase shares expires on December 31 of the following year. The Company repurchased .1 million shares for $3.8 million, 1.3 million shares for $42.7 million and .1 million shares for $2.7 million in 1996, 1995 and 1994, respectively.

     In January 1994, the Company granted options to purchase 15,000 shares of common stock to the former Chairman of the Board at an exercise price of $44.50, which was equal to the market price on the date of grant. The options were immediately exercisable and expire ten years from date of grant.

     The Company issued 180,000 stock purchase warrants in August 1990 in connection with an acquisition to the principals of an investment banking firm, one of whom is a former director of the Company. The warrants are exercisable at any time through August 28, 2000, at an exercise price of $6.125 per share (market price at date issued). During 1996, 6,000 of the warrants were exercised and 34,000 remain outstanding at December 31, 1996.

     The Company has four stock option plans (1987 Plan, 1992 Plan, 1993 Stock Option Conversion Plan and 1993 Plan). Under the 1987 and 1992 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options expire ten years and one month or ten years and one day after date of grant under the 1987 Plan and 1992 Plan, respectively.

     All outstanding options under the 1993 Stock Option Conversion Plan expired on or were exercised prior to April 9, 1996. No further options can be granted under this plan.

     The 1993 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and stock options which do not constitute ISOs ("NSOs") to key employees and non-employee directors of the Company. Each non-employee director receives automatic and non-discretionary NSOs to purchase 3,000 shares of common stock on the date he or she becomes a non-employee director and an additional 3,000 shares on the third anniversary of the date the non-employee director was last granted an option. Grants of options to key employees are solely discretionary. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. The committee may shorten or lengthen the exercise schedule for any or all options granted to key employees. The exercise price of ISOs and NSOs is generally equal to the fair market value on the date of grant. ISOs granted to an individual who possesses more than 10% of the combined voting power of all classes of stock of the Company have an exercise price of 110% of fair market value and expire five years from the date of grant. The number of shares available for options under the 1993 Plan is adjusted annually to equal 5% of the outstanding common shares of the Company on each January 1. All options granted to date under the 1993 Plan have been NSOs.

     Options granted under any of the four Plans may be exercised only while the grantee is employed by the Company or is a member of the Board of Directors or within defined periods after termination.

     The following is a summary of the status of the Plans as of December 31, 1996, 1995, and 1994 and changes during the years ending on those dates:

                       ----Outstanding----    ----Exercisable----
                                  Weighted               Weighted    Available
                                  Average                Average       for
                                  Exercise               Exercise     Grant
                       Shares      Price      Shares      Price       Shares
                       -------    --------    -------    --------    ---------
December 31, 1993      467,350     $13.93     413,350     $10.68     1,290,000
Authorized                 ---                    ---                  388,299
Granted                387,385      44.19         ---                 (387,385)
Became exercisable         ---                 18,885                      ---
Exercised             (146,493)      5.47    (146,493)                     ---
Expired/Canceled       (33,600)     44.50         ---                   33,600
                       -------                -------                ---------
December 31, 1994      674,642      31.62     285,742      14.84     1,324,514
Authorized                 ---                    ---                    2,975
Granted                447,300      36.68         ---                 (447,300)
Became exercisable         ---                132,834                      ---
Exercised             (188,881)     10.36    (188,881)                     ---
Expired/Canceled       (67,000)     43.99     (33,132)                  67,000
                       -------                -------                ---------
December 31, 1995      866,061      37.91     196,563      33.47       947,189
Authorized                 ---                    ---                  (40,306)
Granted                181,800      45.31         ---                 (181,800)
Became exercisable         ---                262,665                      ---
Exercised              (35,939)     33.41     (35,939)                     ---
Expired/Canceled       (52,928)     40.75     (20,365)                  51,167
                       -------                -------                ---------
December 31, 1996      958,994      39.32     402,924      37.27       776,250
                       =======                =======                =========

     The following table summarizes information about stock options outstanding under the Plans at December 31, 1996:

                      -------Options Outstanding--------  -Options Exercisable-
                                    Weighted
                        Number       Average                Number
                      Outstanding   Remaining   Weighted  Exercisable  Weighted
                          At       Contractual  Average       At       Average
Range of              December 31     Life      Exercise  December 31  Exercise
Exercise Prices          1996       (in years)   Price       1996       Price
--------------------  -----------  -----------  --------  -----------  --------

$ 5.25 to $ 5.81         23,000        6.4       $ 5.59      23,000     $ 5.59
 19.13 to  19.13         30,000        5.0        19.13      30,000      19.13
 31.00 to  34.75         65,432        8.8        34.18      22,302      33.81
 35.00 to  37.00         76,897        8.8        35.21      24,242      35.39
 37.75 to  39.75        324,832        8.7        37.99     124,557      38.11
 42.00 to  44.50        313,533        7.4        44.23     178,823      44.50
 46.75 to  46.75        125,300        9.9        46.75         ---       ---
                        -------                             -------
  5.25 to  46.75        958,994        8.3        39.32     402,924      37.27
                        =======                             =======

     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $17.30 and $13.62, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996-expected dividend yield 0.8%, risk-free interest rate 6.4%, expected volatility 26%, and an expected life of 6.5 years; and 1995-expected dividend yield 0.8%, risk-free interest rate 5.9%, expected volatility 26%, and an expected life of 6.5 years.

     The Company applies APB 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS 123, the Company's net income would have been reduced as indicated below:

                                                  1996         1995
                                                --------     --------
                                       (in thousands, except per share amounts)
Net income         As reported                  $ 67,222     $ 53,963
                   Pro forma under SFAS 123       66,109       53,774

Earnings per
 common share      As reported                      2.50         2.00
                   Pro forma under SFAS 123         2.46         1.99

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995 is not considered.

NOTE 11 - INCOME TAXES
----------------------

     The components of income from continuing operations before income taxes are as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
                                                   (in thousands)
          United States                   $ 77,619    $ 66,403    $ 74,479
          Foreign                           33,341      23,614      17,183
                                          --------    --------    --------
                                          $110,960    $ 90,017    $ 91,662
                                          ========    ========    ========

     The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
          Current:                                 (in thousands)
            U.S. federal                  $ 26,715    $ 21,526    $ 17,774
            U.S. state                       4,401       4,112       3,403
            Foreign                         15,630      11,627       6,937
                                          --------    --------    --------
              Total                         46,746      37,265      28,114
                                          --------    --------    --------
          Deferred:
            U.S. federal                      (886)       (994)      6,863
            U.S. state                        (139)       (170)      1,584
            Foreign                         (1,983)        (47)        957
                                          --------    --------    --------
              Total                         (3,008)     (1,211)      9,404
                                          --------    --------    --------
                                          $ 43,738    $ 36,054    $ 37,518
                                          ========    ========    ========

     The provision for income taxes is reconciled to income from continuing operations before income taxes as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
       Statutory federal income tax rate    35.0%       35.0%       35.0%
          Effect of:
           State income taxes, net of
            federal benefit                  2.3         3.0         3.5
           Nondeductible amortization
            of goodwill                      1.2         1.5         1.0
           Foreign losses with no tax
            benefit                           .9         1.4         1.2
           Other                             ---         (.8)         .2
                                          --------    --------    --------
                                            39.4%       40.1%       40.9%
                                          ========    ========    ========

     The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                  December 31, 1996       December 31, 1995
                               ----------------------- -----------------------
                                 Current   Noncurrent    Current   Noncurrent
                                  Asset       Asset       Asset       Asset
                               (Liability) (Liability) (Liability) (Liability)
                               ----------- ----------- ----------- -----------
                                                (in thousands)
Employee benefit accruals       $    879    $  5,056    $   972     $  4,968
Product warranty accruals          1,166         ---        929          ---
Facility relocation accruals       2,084         702        648          433
Insurance premium accruals         2,090         ---      1,884          ---
Differences in financial
 reporting and tax basis
 for:
  Inventory                       (2,010)        ---     (3,845)         ---
  Property, plant and
   equipment                         ---     (26,249)       ---      (28,852)
  Identifiable intangible assets     ---      (9,855)       ---       (9,943)
Accrued costs associated with
 discontinued operations             ---         ---      4,611          ---
Other                              2,344         541      1,047       (1,520)
Foreign tax credit
 carryforwards                       ---         413        ---        1,070
Tax loss carryforwards in
 foreign jurisdictions               ---       5,987        ---        4,882
Valuation allowance for
 foreign tax credit and
 tax loss carryforwards              ---      (6,400)       ---       (5,952)
                                --------    --------    --------    --------
                                $  6,553    $(29,805)   $  6,246    $(34,914)
                                ========    ========    ========    ========

     Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:
                                                      December 31,
                                                  --------------------
                                                    1996        1995
                                                  --------    --------
                                                     (in thousands)
       Prepaid expenses and other current assets  $  8,571    $  6,379
       Net assets of discontinued operations           ---       4,611
       Income taxes payable                         (2,018)     (4,744)
       Other noncurrent assets, net                    195       1,013
       Deferred income taxes                       (30,000)    (35,927)

     The provision for income taxes was reduced due to utilization of tax loss carryforwards by $151,000 in 1996, $0 in 1995, and $47,000 in 1994. Certain
foreign subsidiaries of the Company have tax loss carryforwards of $14.9 million at December 31, 1996, of which $11.2 million expire through 2001 and $3.7 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been offset by a valuation allowance.

     At December 31, 1996, the Company had foreign tax credits available for carryforward of $.4 million, which expire in 1997. The tax benefit of these tax credit carryforwards has been offset by a valuation allowance.

    Income taxes have not been provided on $33.0 million of undistributed earnings of foreign subsidiaries, which will continue to be reinvested. If remitted as dividends, these earnings could become subject to additional tax. It is not practicable to estimate the amount of additional tax that might be payable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax payable.

NOTE 12 - BENEFIT PLANS
-----------------------

     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored pension plans. Total pension costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $7.8 million in 1996, $7.5 million in 1995 and $6.0 million for 1994. The Company maintains an Employee Stock Ownership Plan (the "ESOP") covering substantially all the U.S. non-union employees of DENTSPLY. Contributions to the ESOP for 1996, 1995 and 1994 were $2.0 million, $1.7 million and $1.9 million, respectively. In addition, interest expense incurred on ESOP loans and participant notes approximated $.2 million for 1995 and $.5 million for 1994. Interest for 1996 was paid directly from income of the ESOP Trust.

     The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company will also make additional cash contributions of at least $3.4 million over the next seven years. Dividends received by the ESOP on allocated shares are passed through to Plan participants. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. At December 31, 1996, the ESOP held 4.7 million shares, of which 3.9 million shares were allocated to Plan participants and .8 million shares were unallocated and pledged as collateral for ESOP debt. Unallocated shares held by the ESOP were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3.

     The Employee Stock Ownership Plan reserve consists of a loan receivable from the ESOP bearing interest at 3.06%, payable in equal quarterly installments through March 31, 2004.

     The Company maintains pension plans for its employees in Germany and Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. The pension provision for the German and Swiss plans included the following components:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1996        1995        1994
                                            --------    --------    --------
                                                     (in thousands)
Service cost                                $  2,464    $  1,935    $  1,021
Interest cost on projected benefit
 obligations                                   3,171       2,839       2,009
Net investment return on plan assets          (1,296)       (251)        ---
Net amortization and deferral                   (412)        296          87
                                            --------    --------    --------
                                            $  3,927    $  4,819    $  3,117
                                            ========    ========    ========

     The funded status and amounts recognized in the consolidated balance sheets for these retirement plans were as follows:

                               December 31, 1996         December 31, 1995
                            ------------------------  ------------------------
                              Assets     Accumulated    Assets     Accumulated
                             Exceeded     Benefits     Exceeded     Benefits
                            Accumulated   Exceeded    Accumulated   Exceeded
                             Benefits      Assets      Benefits      Assets
                            -----------  -----------  -----------  -----------
Actuarial present value of:                   (in thousands)
  Vested benefit
   obligations               $ 18,551     $ 24,204     $ 18,936     $ 25,660
                             ========     ========     ========     ========
  Accumulated benefit
   obligations               $ 18,551     $ 26,123     $ 18,936     $ 27,756
                             ========     ========     ========     ========
Actuarial present value
 of projected benefit
 obligations                 $ 19,213     $ 28,579     $ 20,443     $ 32,382

Plan assets at fair value      25,557          ---       25,526          ---
                             --------     --------     --------     --------

Plan assets less (greater)
 than projected benefit
 obligations                   (6,344)      28,579       (5,083)      32,382

Unrecognized obligation           ---       (1,640)         ---       (1,870)

Unrecognized net gain           3,675        4,616          630          905
                             --------     --------     --------     --------
(Prepaid pension expense)
 pension liability           $ (2,669)    $ 31,555     $ (4,453)    $ 31,417
                             ========     ========     ========     ========

     The projected benefit obligations for these plans were determined using discount rates of 7.5 percent as of December 31, 1996 and 1995 in Germany and
4.5 percent as of December 31, 1996 and 1995 in Switzerland. The assumed long-term rate of return on Swiss plan assets for 1996 was 5.0 percent. The weighted average rate of increase used for future compensation levels was 5.0 percent for 1996, 1995 and 1994 in Germany and 3.0 percent for 1996 and 1995 in Switzerland.

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

    The following table sets forth the combined status of the plans:

                                                    December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
          Accumulated postretirement benefit       (in thousands)
           obligation:

            Retirees                            $  8,270    $  8,317
            Fully eligible active plan
             participants                            464         468
            Other active plan participants         1,496       1,498
                                                --------    --------
            Accumulated postretirement benefit
             obligation at end of period          10,230      10,283

            Unrecognized gain                         69         446
                                                --------    --------
            Net postretirement benefit
             liability                          $ 10,299    $ 10,729
                                                ========    ========



                                                Year Ended December 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
Net periodic postretirement benefit                 (in thousands)
 cost for the period included the
 following components:

   Service cost - benefits attributed
    to service during the period           $    188    $    188    $    178

   Interest cost on accumulated
    postretirement benefit obligation           764         804         679
                                           --------    --------    --------
     Net periodic postretirement
      benefit cost                         $    952    $    992    $    857
                                           ========    ========    ========

     For measurement purposes, the annual rate of increase in the per capita cost of covered healthcare benefits assumed for 1996 and thereafter was 10% in 1996, 1995, and 1994. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $.1 million for the year then ended.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% for 1996 and 1995.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases automobiles and certain office, warehouse, machinery and equipment and manufacturing facilities under noncancellable operating leases. These leases generally require the Company to pay insurance, property taxes and other expenses related to the leased property. Total rental expense for all operating leases was $9.2 million for 1996, $8.8 million for 1995 and $8.1 million for 1994.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment amount to: $7.4 million for 1997, $5.5 million for 1998, $4.7 million for 1999, $2.8 million for 2000, $1.9 million for 2001, and $9.8 million thereafter (net of sublease rentals of $1.1 million in 1997, $.9 million in 1998, $.1 million in 1999, $.1 million in 2000, $.1 million in 2001, and $.6 million thereafter).

     At December 31, 1996, the Company had a contractual commitment to purchase implant, prosthetic and laboratory products from Core-Vent Corporation. This commitment is estimated at $158.1 million at December 31, 1996, for years through 2003 as follows:
                                       (in thousands)
                       1997               $ 22,729
                       1998                 22,320
                       1999                 23,660
                       2000                 25,080
                       2001                 26,584
                       Later years          37,753
                                          --------
                                          $158,126
                                          ========

     Purchases under the contract were $18.2 million in 1996, $19.4 million in 1995, and $19.1 million in 1994.

     The Company has certain noncancellable purchase commitments for dental burs, x-ray units, x-ray parts, curing lights and supplies amounting to $4.3 million in 1997, $1.2 million in 1998 and $.4 million thereafter.

     The Company has employment agreements with its executive officers and certain other management employees. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined) the Company's liability would be approximately $7.7 million at December 31, 1996.

     The Company is from time to time a party to lawsuits arising out of its operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

NOTE 14 - UNUSUAL OR NON-RECURRING ITEMS
----------------------------------------

     During 1995, the Company recorded certain unusual or non-recurring charges which impacted the comparison with other periods. These unusual or non-recurring charges, on an after tax basis, consisted of $1.4 million of costs associated with consolidation of all executive functions in York, Pennsylvania and a loss of $.4 million on the sale of the corporate aircraft. The impact of these expenses on earnings per common share was $.07 in 1995.


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     --------   --------   --------   --------
1996                                  (in thousands, except per share amounts)
----
Net sales                            $155,910   $165,029   $155,327   $180,291
Gross profit                           76,928     81,640     74,472     91,630
Operating income                       26,901     31,228     24,699     36,636
Net income                             14,987     17,770     13,873     20,592

Earnings per common share                 .56        .66        .52        .77
Dividends per common share              .0825      .0825      .0825      .0925


1995
----
Net sales                            $133,105   $139,878   $137,330   $161,715
Gross profit                           66,435     70,163     62,919     81,335
Operating income                       22,911     26,912     17,342     33,570
Net income                             12,972     13,237      9,479     18,275

Earnings per common share                 .48        .49        .35        .68
Dividends per common share               .075       .075       .075      .0825




Schedule II                                   DENTSPLY INTERNATIONAL INC.
                                          VALUATION AND QUALIFYING ACCOUNTS(a)
                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                       Additions
                                               --------------------------
                                                  Charged
                                Balance at      (Credited)     Charged to    Write-offs                  Balance
                                Beginning        To Costs        Other         Net of     Translation    at End
Description                      of Period     And Expenses     Accounts     Recoveries   Adjustment    of Period
-----------                     ----------     ------------    -----------   ----------   -----------   ----------
                                                                (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
  1994                            $1,742         $  163        $    -        $  (287)        $ 59        $ 1,677
  1995                             1,677            515            209 (b)      (213)          66          2,254
  1996                             2,254            498             20 (d)      (224)         (73)         2,475


Allowance for trade discounts:

For Year Ended December 31,
  1994                               315          2,662             -         (2,466)          (5)           506
  1995                               506          2,446             -         (2,220)           5            737
  1996                               737          2,693                       (2,920)          (3)           507


Inventory valuation reserves:

For Year Ended December 31,
  1994                             5,374         1,886               2        (1,765)         125          5,622
  1995                             5,622           908          15,608 (c)    (1,869)         459         20,728
  1996                            20,728          (569)            167 (d)    (1,380)      (2,128)        16,818
------------------

(a) Excludes discontinued operations.
(b) Includes Maillefer acquisition $209.
(c) Includes Maillefer acquisition $15,531.
(d) Tulsa acquisition.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DENTSPLY INTERNATIONAL INC.


                                   By:/s/ John C. Miles II
                                      -----------------------
                                      John C. Miles II
                                      Vice Chairman of the Board
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leslie A. Jones         Chairman of the Board    March 27, 1997
-------------------------   and a Director
Leslie A. Jones


/s/ John C. Miles II        Vice Chairman of the     March 27, 1997
-------------------------   Board and Chief Executive
John C. Miles II            Officer and a Director
                            (Principal Executive Officer)


/s/ Edward D. Yates         Senior Vice President    March 27, 1997
-------------------------   and Chief Financial
Edward D. Yates             Officer (Principal
                            Financial and Accounting
                            Officer)


/s/ Burton C. Borgelt       Director                 March 27, 1997
-------------------------
Burton C. Borgelt


/s/ Douglas K. Chapman      Director                 March 27, 1997
-------------------------
Douglas K. Chapman


/s/ Michael J. Coleman      Director                 March 27, 1997
-------------------------
Michael J. Coleman


/s/ Arthur A. Dugoni        Director                 March 27, 1997
-------------------------
Arthur A. Dugoni, D.D.S., M.S.D.

/s/ C. Frederick Fetterolf  Director                 March 27, 1997
--------------------------
C. Frederick Fetterolf


/s/ Edgar H. Schollmaier    Director                 March 27, 1997
-------------------------
Edgar H. Schollmaier


/s/ W. Keith Smith          Director                 March 27, 1997
-------------------------
W. Keith Smith

                          EXHIBIT INDEX
                                   Sequential
Exhibit No.             Description                         Page No.
-----------             -----------                        ----------

    3.1        Certificate of Incorporation                    (1)
    3.2        By-Laws, as amended                             (1)
    4.1  (a)   Competitive Advance, Revolving                 (10)
               Credit and Guaranty Agreement, dated
               as of November 15, 1993, among the
               Company, the guarantors named therein,
               the banks named therein, and Chemical
               Bank, as agent (Note: All attachments
               have been omitted. Copies of such
               attachments will be furnished
               supplementally to the Securities and
               Exchange Commission upon request.)
         (b)   First Amendment, dated as of                   (11)
               December 23, 1994, to Competitive
               Advance, Revolving Credit and
               Guaranty Agreement
   10.1  (a)   1987 Employee Stock Option Plan                 (4)
         (b)   Amendment No. 1 to the Company's                (5)
               1987 Employee Stock Option Plan
   10.2  (a)   Letter Agreement dated June 29,                 (3)
               1990 by and between Cravey, Green &
               Wahlen Incorporated and the Company
         (b)   Stock Purchase Warrant dated August             (2)
               28, 1990 issued to Cravey, Green &
               Wahlen Incorporated by the Company
         (c)   Stock Purchase Warrant Plan adopted             (6)
               February 25, 1993
   10.3        1992 Stock Option Plan adopted May              (7)
               26, 1992
   10.4  (a)   Employee Stock Ownership Plan as               (11)
               amended effective as of December 1,
               1982, restated as of January 1,
               1991
         (b)   Second Amendment to the DENTSPLY                76
               Employee Stock Ownership Plan
   10.5  (a)   Retainer Agreement dated December               (8)
               29, 1992 between the Company and
               State Street Bank and Trust Company
               ("State Street")
         (b)   Trust Agreement between the Company            (10)
               and State Street Bank and Trust
               Company dated as of August 11, 1993
         (c)   Amendment to Trust Agreement                   (10)
               between the Company and State
               Street Bank and Trust Company
               effective August 11, 1993
   10.6        DENTSPLY Stock Option Conversion                (8)
               Plan approved June 23, 1993
   10.7        Employment Agreement dated January             (14)
               1, 1996 between the Company and

               Burton C. Borgelt
   10.8  (a)   Employment Agreement dated as of                (8)
               December 31, 1987 between the
               Company and John C. Miles II
         (b)   Amendment to Employment Agreement              (14)
               between the Company and John C.
               Miles II dated February 16, 1996,
               effective January 1, 1996
   10.9        Employment Agreement dated as of                (8)
               December 31, 1987, as amended as of
               February 8, 1990, between the
               Company and Leslie A. Jones
   10.10       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and Michael R. Crane
   10.11       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and Edward D. Yates
   10.12       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and J. Patrick Clark
   10.13       Employment Agreement dated January             (14)
               1, 1996 between the Company and W.
               William Weston
   10.14       Employment Agreement dated January             (14)
               1, 1996 between the Company and
               Thomas L. Whiting
   10.15       Employment Agreement dated October              77
               11, 1996 between the Company and
               Gerald K. Kunkle Jr.
   10.16 (a)   Exclusive Distribution Agreement                (8)
               dated April 19, 1991, between
               Core-Vent Corporation ("Core-
               Vent"), Dr. Gerald Niznick and the
               Company
         (b)   First Amendment to Exclusive                    (8)
               Distribution Agreement dated April
               30, 1991
         (c)   Second Amendment to Exclusive                   (8)
               Distribution Agreement dated April
               21, 1993  (Note:  Exhibits 2.3.1B
               (Notice of New Products), 2.3.1A
               (Price List) and 16 (Mutual
               Release) have been omitted.  Copies
               of such exhibits will be furnished
               to the Securities and Exchange
               Commission supplementally upon
               request.)
   10.17       1993 Stock Option Plan                          (1)
   10.18       Revolving Credit Agreement among               (11)
               DENTSPLY International Inc., each of
               the guarantors named therein, and
               ABN AMRO Bank N.V., dated as of
               September 9, 1994
   10.19       Multi-Currency Term Loan Agreement             (14)
               among Dentsply Ltd., the banks
               named therein, and ABN AMRO Bank

               N.V., dated as of May 12, 1995 (Note:
               All attachments have been omitted. Copies
               of such attachments will be furnished
               supplementally to the Securities and
               Exchange Commission upon request.)
   10.20 (a)   DENTSPLY International Inc. 401(k)             (11)
               Savings Plan Summary Plan
               Description, as amended effective
               January 1, 1994
         (b)   Fourth Amendment to the DENTSPLY                84
               International 401(k) Savings Plan
   10.21       Midwest Dental Products Corporation            (11)
               Pension Plan as amended and re-
               stated effective January 1, 1989
   10.22       Revised Ransom & Randolph Pension              (11)
               Plan, as amended effective as of
               September 1, 1985, restated as of
               January 1, 1989
   10.23       DENTSPLY International Inc.                     86
               Directors' Deferred Compensation
               Plan effective January 1, 1997
   10.24       Letter Agreement, dated October 13,            (11)
               1994, between Dentsply Limited and
               DePuy International Limited
   10.25       Sales-Purchase Agreement, dated May            (12)
               30, 1995, between certain stock-
               holders of Maillefer Instruments,
               S.A., Dentsply Ltd., and DENTSPLY
               International Inc. as guarantor
   10.26       Asset Purchase and Sale Agreement,             (13)
               dated January 10, 1996, between
               Tulsa Dental Products, L.L.C. and
               DENTSPLY International Inc.
   10.27       Stock Purchase Agreement dated                  89
               January 13, 1997 between Groupe
               Monot, S.A. and Dentsply DeTrey
               GmbH for the purchase of
               Laboratoire SPAD, S.A.
   11          Computation of earnings per share              120
   21.1        Subsidiaries of the Company                    121
   23.1        Consent of KPMG Peat Marwick LLP               123
   27          Financial Data Schedule                        124
--------------

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(2) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991, File No. 0-16211.

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-2 (No. 33-43079).

(4) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-18 (No. 33-
     15355C).

(5) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, File No. 0-16211.

(6) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-61780).

(7) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-52616).

(8) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, File No. 0-16211.

(9) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated August 28, 1990,
     File No. 0-16211.

(10) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-16211.

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year
      December 31, 1994, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated June 30, 1995,
      File No. 0-16211.

(13) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
      1996, File No. 0-16211.

(14) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.