Form 10-Q
period 1997-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1997-05-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               ---------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 9, 1997 the Company had 26,937,376 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  18
                                    ----
                    Exhibit Index at Page  16
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   March 31, 1997
                                 ----------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      12

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      13

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     14
   Item 6 - Exhibits and Reports on Form 8-K............     14

   Signatures...........................................     15

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 March 31,    December 31,
                                                   1997           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   7,369      $   5,619
  Accounts and notes receivable-trade, net        102,520        101,977
  Inventories                                     129,736        125,398
  Prepaid expenses and other current assets        24,710         23,752
                                                ---------      ---------
     Total Current Assets                         264,335        256,746
Property, plant and equipment, net                140,120        141,458
Other noncurrent assets, net                       12,750         13,259
Identifiable intangible assets, net                57,944         59,787
Costs in excess of fair value of net
 assets acquired, net                             268,584        196,412
                                                ---------      ---------
Total Assets                                    $ 743,733      $ 667,662
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable and accrued liabilities      $  93,581      $  86,224
  Income taxes payable                             33,349         30,264
  Notes payable and current portion
   of long-term debt                               31,077         26,711
                                                ---------      ---------
     Total Current Liabilities                    158,007        143,199
Long-term debt                                    131,154         75,109
Deferred income taxes                              28,283         30,000
Other liabilities                                  45,945         49,467
                                                ---------      ---------
     Total Liabilities                            363,389        297,775
                                                ---------      ---------
Minority interests in consolidated subsidiaries     4,181          4,297
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 27.1 million shares
   issued at March 31, 1997 and
   December 31,1996                                   271            271
  Capital in excess of par value                  150,088        150,031
  Retained earnings                               251,732        237,300
  Cumulative translation adjustment               (10,280)        (4,278)
  Employee stock ownership plan reserve           (10,636)       (11,016)
  Treasury stock, at cost, .1 million
   shares at March 31, 1997 and .2 million
   shares at December 31, 1996                     (5,012)        (6,718)
                                                ---------      ---------
     Total Stockholders' Equity                   376,163        365,590
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 743,733      $ 667,662
                                                =========      =========

See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1997        1996
                                          --------    --------
                                 (in thousands, except per share amounts)

Net sales                                 $172,359    $155,910
Cost of products sold                       84,309      78,982
                                          --------    --------
Gross profit                                88,050      76,928
Selling, general and administrative
 expenses                                   59,995      50,027
                                          --------    --------
Operating income                            28,055      26,901
Interest expense                             2,751       3,095
Interest income                               (425)       (217)
Other (income) expense, net                 (2,085)     (1,066)
                                          --------    --------
Income before income taxes                  27,814      25,089
Provision for income taxes                  10,890      10,102
                                          --------    --------
Net income                                $ 16,924    $ 14,987
                                          ========    ========



Earnings per common share                   $.63        $.56

Dividends per common share                  $.0925      $.0825

Weighted average common shares
 outstanding                                26,923      26,953


















See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                               Three Months Ended
                                    March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 16,924   $ 14,987
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      4,163      3,701
      Amortization                                      3,777      3,304
      Other, net                                      (15,248)    (3,807)
                                                     --------   --------
Net cash provided by operating activities               9,616     18,185
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (59,253)   (75,200)
   Property, plant and equipment additions             (6,128)    (4,289)
   Proceeds from disposal of Medical business            -         5,700
   Other, net                                              71       (161)
                                                     --------   --------
Net cash used in investing activities                 (65,310)   (73,950)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (18,865)   (11,138)
   Proceeds from long-term debt                        66,878     66,249
   Increase in bank overdrafts and other
    short term debt                                    11,896        942
   Other, net                                            (341)    (1,811)
                                                     --------   --------
Net cash provided by financing activities              59,568     54,242
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (2,124)       572
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents    1,750       (951)
Cash and cash equivalents at beginning of period        5,619      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  7,369   $  3,023
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  1,454   $  1,222
   Income taxes paid                                    7,889      5,925
   Non-cash transactions:
    Note receivable for proceeds from
     disposal of Medical business                        -         1,800
    Cancellation of loan receivable from
     acquired subsidiary                                2,900       -
    Liabilities assumed from acquisitions              28,962      3,451


See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


Supplemental disclosures of noncash transactions (in thousands):

In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW Industries") for $16.3 million and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $34.5 million. In March 1997, the Company purchased approximately 90% of the capital stock of New Image Industries, Inc. ("New Image") for $9.9 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                                     DW Industries      SPAD      New Image
                                     -------------    --------    ---------
    Fair value of assets acquired      $ 16,315       $ 41,778    $ 31,526
    Cash paid for assets or capital
     stock                              (16,253)       (34,499)     (9,905)
                                       --------       --------    --------
    Liabilities assumed                $     62       $  7,279    $ 21,621
                                       ========       ========    ========


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


                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------

Balance at December 31, 1996     $  271     $150,031     $237,300     $ (4,278)     $(11,016)     $ (6,718)      $365,590

Exercise of stock options and
 warrants                          -            (237)        -            -             -            1,706          1,469
Tax benefit related to stock
 options and warrants exercised    -             294         -            -             -             -               294
Cash dividends declared, $.0925
 per share                         -            -          (2,492)        -             -             -            (2,492)
Translation adjustment             -            -            -          (6,002)         -             -            (6,002)
Net change in ESOP reserve         -            -            -            -              380          -               380
Net income                         -            -          16,924         -             -             -            16,924
                                 ------     --------     --------     --------      --------      --------       --------

Balance at March 31, 1997        $  271     $150,088     $251,732     $(10,280)     $(10,636)     $ (5,012)      $376,163
                                 ======     ========     ========     =======       ========      ========       ========











See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              MARCH 31, 1997
                              --------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At March 31, 1997 and December 31, 1996, the cost of $11.5 million or 9% and $10.0 million or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

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

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

     In January 1997, the Company purchased the assets of DW Industries in a cash transaction valued at approximately $16.3 million and an earn-out based on the sales growth of the business. Headquartered in Las Vegas, Nevada, DW Industries is the leading manufacturer of disposable air-water syringe tips for use in clinical dental office procedures.

     Also in January 1997, the Company purchased all of the outstanding capital stock of Laboratoire SPAD for FF198 million in a cash transaction valued at approximately $34.5 million. SPAD, a division of GROUP MONOT, S.A. , is a leading French manufacturer and distributor of dental anesthetic and other dental products.

     In March 1997, the Company purchased approximately 90% of the capital stock of New Image for $2.00 per share or approximately $9.9 million pursuant to a tender offer. Total funds required to purchase all outstanding New Image shares and pay related costs and expenses will be approximately $12 million. New Image, which designs, develops, manufactures, and distributes intraoral cameras and computer imaging systems and related software exclusively for the dental market, is located in Carlsbad, California.

     The DW Industries, SPAD, and New Image acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of DW Industries, SPAD and New Image are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. Procedures to determine the actual fair values of assets acquired and liabilities assumed are ongoing and may result in changes to the estimated acquisition balances. Until such values are finally determined, all unidentified costs, including such assets as patents, trademarks, and other intangibles, have been included in costs in excess of fair value of net assets acquired. The excess of acquisition cost over net assets acquired of $13.0 million for DW Industries, $36.2 million for SPAD, and $26.4 million for New Image is being amortized over 25 years. These acquisitions, individually and in the aggregate, are not expected to have a material impact on the Company's 1997 results; accordingly, pro forma information has been omitted.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    March 31,     December 31,
                                      1997            1996
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 73,496        $ 73,650
     Work-in-process                  24,291          23,936
     Raw materials and supplies       31,949          27,812
                                    --------        --------
                                    $129,736        $125,398
                                    ========        ========

     Pre-tax income was $.1 million lower in the three months ended March 31, 1997 and 1996 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at March 31, 1997 and December 31, 1996 by $1.6 million and $1.7 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              March 31,     December 31,
                                                1997            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,379        $ 17,222
        Buildings and improvements              66,939          68,185
        Machinery and equipment                104,374         103,887
        Construction in progress                10,794           8,505
                                              --------        --------
                                               198,486         197,799
     Less: Accumulated depreciation             58,366          56,341
                                              --------        --------
                                              $140,120        $141,458
                                              ========        ========

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1996 in Notes payable and current portion of long-term debt ($4.4 million) and Long-term debt ($56.0 million) were primarily due to utilization of the Company's credit facilities for the acquisition of DW, SPAD, and New Image (see Note 2).

NOTE 6 - IMPLANT BUSINESS
-------------------------

     In March 1997, the American Arbitration Association's Commercial Arbitration Tribunal ordered a judgment in favor of the Company terminating, effective March 19, 1997, the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY's Implant Division. The sales, distribution and administrative functions acquired by the Company under the Implant Distribution Agreement, along with certain assets of the implant business, have been transferred back to Core-Vent Corporation. The noncancellable purchase commitment related to the Implant Distribution Agreement, described in footnote 13 in the Company's consolidated financial statements included in the 1996 Form 10-K, has been terminated.

     Sales for the Company's implant business were approximately $28 million in 1996. The implant business did not contribute to the profitability of the Company in 1996.

     The financial impact on 1997 earnings from transferring the implant business back to Core-Vent Corporation as a result of the judgment cannot be reasonably estimated at this time.

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

For the quarter ended March 31, 1997, net sales increased $16.5 million, or 10.6%, to $172.4 million, up from $155.9 million in the same period of 1996. The increase came primarily from acquisitions and strong sales growth in the United States, Pacific Rim, Latin America, and Middle East/Africa. Sales in Europe were also strong, but the strong U.S. dollar compared to 1996 had a significant negative translation impact on reported sales for the first quarter of 1997.

Gross profit increased $11.1 million, or 14.5%, to $88.0 million from $76.9 million in the first quarter of 1996 as a result of higher net sales. As a percentage of sales, gross profit increased from 49.3% in the first quarter of 1996 to 51.1% in the same period of 1997. The primary reason is a more favorable mix of higher margin consumable products compared to 1996.

Selling, general and administrative expenses increased $10.0 million, or 19.9%. As a percentage of sales, expenses increased from 32.1% in the first quarter of 1996 to 34.8% for the same period of 1997. The primary reasons were increased selling expense in the United States, including expansion of the endodontic sales force and start-up expenses for the group practices business unit, continued emphasis on upgrading information systems in the United States and Europe, increased spending in the Pacific Rim, including start-up expenses for the new China location, increased research and development expenses as a percent of sales, and significant costs associated with the Tycom Corporation legal proceedings.

Income before income taxes increased $2.7 million, or 10.9%, while net income increased $1.9 million, or 12.9%, from the first quarter of 1996. Earnings per common share increased from $.56 in 1996 to $.63 in 1997, or 12.5%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company acquired the assets of DW Industries for $16.3 million in cash and all of the outstanding shares of SPAD for $34.5 million in cash. In March 1997, the Company acquired approximately 90% of the outstanding shares of New Image for $9.9 million. These transactions were funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the three months ended March 31, 1997 include capital expenditures of $6.1 million.

The Company's current ratio was 1.7 with working capital of $106.3 million at March 31, 1997. This compares with a current ratio of 1.8 and working capital of $113.5 million at December 31, 1996.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases and debt service from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the three months ended March 31, 1997, cash flows from operating activities were $9.6 million compared to $18.2 million for the three months ended March 31, 1996. The decrease of $8.6 million results primarily from higher income tax payments and increases in accounts receivable from increased sales and prepaid and other current assets in 1997.

IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by improving operating efficiencies and increasing selling prices to the extent permitted by market conditions.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Since the Company's stock options do not dilute EPS by more than three percent, they have been excluded from the denominator of earnings per common share as reported in the accompanying financial statements; thus, earnings per common share is equal to basic EPS as computed under SFAS 128. Had SFAS 128 been adopted in the first quarter of 1997, diluted EPS would have been computed as follows (in thousands, except per share amounts):

                                  Income          Shares        Per Share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------
     Basic EPS                    $ 16,924         26,923         $.63

     Incremental shares from
     assumed exercise of
     dilutive options and
     warrants                         -               143           -
                                  --------         ------         ----
     Diluted EPS                  $ 16,924         27,066         $.63
                                  ========         ======         ====

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required.

                                  PART II
                             OTHER INFORMATION

Item 1 - Legal Proceedings

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

          27 Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 May 14, 1997                 /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              Vice Chairman and
                              Chief Executive Officer



 May 14, 1997                 /s/  Edward D. Yates
--------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation
                  of earnings per share.                      17

          27      Financial Data Schedule
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)           18