Form 10-Q
period 1997-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1997-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                               ----------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At
August 6, 1997 the Company had 26,999,378 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  19
                                    ----
                    Exhibit Index at Page  17
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended       June 30, 1997
                              ------------------------




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

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 June 30,     December 31,
                                                   1997           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   7,791      $    5,619
  Accounts and notes receivable-trade, net        107,258         101,977
  Inventories                                     117,574         125,398
  Prepaid expenses and other current assets        34,210          23,752
                                                ---------       ---------
     Total Current Assets                         266,833         256,746
Property, plant and equipment, net                142,418         141,458
Other noncurrent assets, net                       13,170          13,259
Identifiable intangible assets, net                91,405          59,787
Costs in excess of fair value of net
 assets acquired, net                             226,224         196,412
                                                ---------       ---------
Total Assets                                    $ 740,050       $ 667,662
LIABILITIES AND STOCKHOLDERS' EQUITY            =========       =========
Current liabilities:
  Accounts payable and accrued liabilities      $  94,789       $  86,224
  Income taxes payable                             28,962          30,264
  Notes payable and current portion
   of long-term debt                               25,435          26,711
                                                ---------       ---------
     Total Current Liabilities                    149,186         143,199
Long-term debt                                    121,899          75,109
Deferred income taxes                              29,225          30,000
Other liabilities                                  46,030          49,467
                                                ---------       ---------
     Total Liabilities                            346,340         297,775
                                                ---------       ---------
Minority interests in consolidated subsidiaries     3,964           4,297
Stockholders' equity:                           ---------       ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -               -
  Common stock, $.01 par value; 100 million
   shares authorized; 27.1 million shares
   issued at June 30, 1997 and
   December 31,1996                                   271             271
  Capital in excess of par value                  150,223         150,031
  Retained earnings                               267,082         237,300
  Cumulative translation adjustment               (12,661)         (4,278)
  Employee stock ownership plan reserve           (10,256)        (11,016)
  Treasury stock, at cost, .1 million
   shares at June 30, 1997 and .2 million
   shares at December 31, 1996                     (4,913)         (6,718)
                                                ---------       ---------
     Total Stockholders' Equity                   389,746         365,590
                                                ---------       ---------
Total Liabilities and Stockholders' Equity      $ 740,050       $ 667,662
                                                =========       =========

See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                            --------------------     --------------------
                              1997        1996         1997        1996
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $178,307    $165,029     $350,666    $320,939
Cost of products sold         87,536      83,389      171,845     162,371
                            --------    --------     --------    --------
                              90,771      81,640      178,821     158,568

Selling, general and
 administrative expenses      58,252      50,412      118,247     100,439
                            --------    --------     --------    --------

Operating income              32,519      31,228       60,574      58,129
Interest expense               3,466       2,631        6,217       5,726
Interest income                 (466)       (404)        (891)       (621)
Other (income) expense,
 net                             180        (441)      (1,905)     (1,507)
                            --------    --------     --------    --------

Income before income taxes    29,339      29,442       57,153      54,531
Provision for income taxes    11,496      11,672       22,386      21,774
                            --------    --------     --------    --------

Net income                  $ 17,843    $ 17,770     $ 34,767    $ 32,757
                            ========    ========     ========    ========



Earnings per common share       $.66        $.66        $1.29       $1.22


Dividends per common share    $.0925      $.0825        $.185       $.165


Weighted average common
 shares outstanding           26,945      26,958       26,934      26,955







See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 34,767   $ 32,757
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      7,975      7,596
      Amortization                                      8,046      6,584
      Other, net                                      (16,354)    (9,263)
                                                     --------   --------
Net cash provided by operating activities              34,434     37,674
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (58,510)   (77,317)
   Property, plant and equipment additions            (17,096)    (8,960)
   Proceeds from disposal of Medical business            -         7,500
   Other, net                                             713       (294)
                                                     --------   --------
Net cash used in investing activities                 (74,893)   (79,071)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (30,842)   (28,904)
   Proceeds from long-term debt                        83,616     71,307
   Increase (decrease) in bank overdrafts and
    other short-term debt                              (7,097)     4,821
   Other, net                                          (2,219)    (3,399)
                                                     --------   --------
Net cash provided by financing activities              43,458     43,825
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                    (827)      (954)
                                                     --------   --------
Net increase in cash and cash equivalents               2,172      1,474
Cash and cash equivalents at beginning of period        5,619      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  7,791   $  5,448
                                                     ========   ========

Supplemental disclosures of cash flow information:
   Interest paid                                     $  3,898   $  3,032
   Income taxes paid                                   20,909     18,327
   Non-cash transactions:
    Note receivable for inventory and fixed assets
     associated with arbitration ruling terminating
     the Implant Distribution Agreement                 6,814       -
    Cancellation of loan receivable from
     acquired subsidiary                                2,900       -
   Liabilities assumed from acquisitions               28,057      3,451

See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


Supplemental disclosures of noncash transactions (in thousands):

In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW Industries") for $16.3 million and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $36.0 million. In March 1997, the Company purchased all of the capital stock of New Image Industries, Inc. ("New Image") for $10.9 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                                     DW Industries      SPAD      New Image
                                     -------------    --------    ---------
    Fair value of assets acquired      $ 16,629       $ 42,571    $ 32,123
    Cash paid for assets or capital
     stock                               16,253         35,992      10,858
                                       --------       --------    --------
    Liabilities assumed                $    376       $  6,579    $ 21,265
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
                                                     ========




















See accompanying notes to unaudited consolidated condensed financial statements.
                                    6


                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------
Balance at December 31, 1996     $  271     $150,031     $237,300     $ (4,278)     $(11,016)     $ (6,718)      $365,590

Exercise of stock options and
 warrants                          -            (302)        -            -             -            2,733          2,431
Tax benefit related to stock
 options and warrants exercised    -             494         -            -             -             -               494
Cash dividends declared, $.185
 per share                         -            -          (4,985)        -             -             -            (4,985)
Repurchase of 20,000 shares
 of common stock                   -            -            -            -             -             (928)          (928)
Translation adjustment             -            -            -          (8,383)         -             -            (8,383)
Net change in ESOP reserve         -            -            -            -              760          -               760
Net income                         -            -          34,767         -             -             -            34,767
                                 ------     --------     --------     --------      --------      --------       --------

Balance at June 30, 1997         $  271     $150,223     $267,082     $(12,661)     $(10,256)     $ (4,913)      $389,746
                                 ======     ========     ========     ========      ========      ========       ========







See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              JUNE 30, 1997
                              -------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At June 30, 1997 and December 31, 1996, the cost of $11.7 million or 10% and $10.0 million or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

     Also in January 1997, the Company purchased all of the outstanding capital stock of Laboratoire SPAD for FF199.5 million in a cash transaction valued at approximately $36.0 million. SPAD, a division of GROUP MONOT, S.A. , is a leading French manufacturer and distributor of dental anesthetic and other dental products.

     In March 1997, the Company purchased all of the capital stock of New Image for $2.00 per share or approximately $10.9 million pursuant to a tender offer. New Image, which designs, develops, manufactures, and distributes intraoral cameras and computer imaging systems and related software exclusively for the dental market, is located in Carlsbad, California.

     The DW Industries, SPAD, and New Image acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of DW Industries, SPAD and New Image are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $1.4 million for DW Industries, $31.4 million for SPAD, and $3.0 million for New Image is being amortized over 25 years. These acquisitions, individually and in the aggregate, are not expected to have a material impact on the Company's 1997 results; accordingly, pro forma information has been omitted.

     In July 1997, the Company purchased the dental assets of EFOS Corporation ("EFOS") for CDN $20.7 million in a cash transaction valued at approximately $15 million. EFOS, located in Toronto, Canada, is the developer and manufacturer of DENTSPLY's worldwide range of dental curing lights and amalgamators. Additionally, EFOS serves the dental market with protective eyewear products, replacement parts and curing light repair and service.

     Also in July 1997, the Company purchased the outstanding capital stock of SIMFRA S.A. ("SIMFRA") for FF23 million in a cash transaction valued at approximately $4 million. Located in Paris, SIMFRA is the exclusive importer of Maillefer instruments in France.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    June 30,     December 31,
                                      1997            1996
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 63,086        $ 73,650
     Work-in-process                  23,648          23,936
     Raw materials and supplies       30,840          27,812
                                    --------        --------
                                    $117,574        $125,398
                                    ========        ========

     Pre-tax income was $.2 million lower in the six months ended June 30, 1997 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at June 30, 1997 and December 31, 1996 by $1.5 million and $1.7 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              June 30,      December 31,
                                                1997            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 15,040        $ 17,222
        Buildings and improvements              68,080          68,185
        Machinery and equipment                109,553         103,887
        Construction in progress                10,743           8,505
                                              --------        --------
                                               203,416         197,799
     Less: Accumulated depreciation             60,998          56,341
                                              --------        --------
                                              $142,418        $141,458
                                              ========        ========

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increase from December 31, 1996 in Long-term debt ($46.8 million) was primarily due to utilization of the Company's credit facilities for the acquisition of DW, SPAD, and New Image (see Note 2).

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

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

In the quarter ended June 30, 1997, net sales increased by $13.3 million, or 8.0%, to $178.3 million from $165.0 million in the same period of 1996. The growth came primarily from acquisitions. Excluding acquisitions, sales in the United States were flat primarily due to the relocation of the Preventive Care Division's manufacturing facilities to a new plant in York, Pennsylvania which had a significant adverse impact on shipments. Sales in the United States were also adversely impacted by the arbitration ruling in the first quarter of 1997 which terminated the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY's Implant Division. Sales in Europe, excluding acquisitions, increased slightly despite a significant adverse impact on sales caused by the strong U.S. dollar. Strong sales growth continued in Latin America and the Pacific Rim.

Gross profit increased $9.1 million, or 11.2%, to $90.8 million from $81.7 million in the second quarter of 1996 as a result of higher net sales. As a percentage of sales, gross profit increased from 49.5% in the second quarter of 1996 to 50.9% in the same period of 1997. In 1996 acquisition accounting for Maillefer and Tulsa had an adverse impact on the gross profit percentage while the percentage improved in 1997 due to improved operating performance in several United States and European manufacturing locations and a favorable mix of higher margin products in the Pacific Rim and Latin America.

Selling, general and administrative expenses increased $7.8 million, or 15.6%. As a percentage of sales, expenses increased from 30.5% in the second quarter of 1996 to 32.7% for the same period in 1997. A large part of the percentage increase was from businesses acquired in 1997, principally the New Image business. Excluding 1997 acquisitions, selling, general and administrative expenses increased from 30.5% of sales in the second quarter of 1996 to 30.9% of sales in the same period of 1997. Expenses for legal proceedings associated with the Tycom Corporation litigation, which has been ongoing since 1996, were significantly higher in 1997. Without acquisitions and the Tycom litigation, expenses as a percentage of sales in the second quarter of 1997 were equal to the same period in 1996.

The $.8 million increase in interest expense is primarily due to debt related to acquisitions made in the first half of 1997.

Income before income taxes, net income and earnings per share were flat compared to the second quarter of 1996 principally due to the relocation of the Preventive Care Division, the negative impact of the strong U.S. dollar on the translation of sales and earnings, and the New Image business.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

For the six months ended June 30, 1997, net sales increased $29.8 million, or 9.3%, to $350.7 million from $320.9 million in the same period of 1996. The increase primarily came from acquisitions. Sales in the U.S. increased slightly but were negatively impacted by the relocation of the Preventive Care Division's manufacturing facilities to a new plant in York, Pennsylvania and the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY's Implant Division. Sales in Europe showed a small increase despite a significant adverse impact on sales caused by the strong U.S. dollar. Sales growth in the Pacific Rim and Latin America continued to be strong.

Gross profit increased $20.3 million, or 12.8%, to $178.8 million from $158.5 million in the first six months of 1996 as a result of higher net sales. As a percentage of net sales, gross profit increased from 49.4% in the first six months of 1996 to 51.0% for the same period in 1997. In 1996 acquisition accounting for Maillefer and Tulsa had an adverse impact on the gross profit percentage while the percentage improved in 1997 due to improved operating performance in several United States and European manufacturing locations and a favorable mix of higher margin products in the Pacific Rim and Latin America.

Selling, general and administrative expenses increased $17.8 million or 17.7%. As a percentage of sales, expenses increased from 31.3% in the first six months of 1996 to 33.7% for the same period of 1997. Expenses increased as a percentage of sales due to the higher ratio of expenses to sales in the New Image business; expansion of the endodontic salesforce and start-up expenses for the group practices business unit in the United States; continued emphasis on upgrading the information systems in the United States and Europe; increased spending for the new China location in the Pacific Rim; increased research and development expenses; and increased costs associated with the Tycom Corporation legal proceedings.

Income before income taxes increased $2.6 million, or 4.8%, while net income increased $2.0 million, or 6.1%, from the first six months of 1996. Earnings per common share increased from $1.22 in 1996 to $1.29 in 1997, or 5.7%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company acquired the assets of DW Industries for $16.3 million in cash and all of the outstanding shares of SPAD for $36.0 million in cash. In March 1997, the Company acquired all of the outstanding shares of New Image for $10.9 million. These transactions were funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the six months ended June 30, 1997 include capital expenditures of $17.1 million.

The Company's current ratio was 1.8 with working capital of $117.6 million at June 30, 1997. This compares with a current ratio of 1.8 and working capital of $113.5 million at December 31, 1996.

The Company expects to be able to finance cash requirements, including capital expenditures, the acquisition of EFOS and SIMFRA, stock repurchases and debt service from funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the six months ended June 30, 1997, cash flows from operating activities were $34.4 million compared to $37.7 million for the six months ended June 30, 1996. The decrease of $3.3 million results primarily from higher income tax payments and increases in prepaid and other current assets in 1997.

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

Since the Company's stock options do not dilute EPS by more than three percent, they have been excluded from the denominator of earnings per common share as reported in the accompanying financial statements; thus, earnings per common share is equal to basic EPS as computed under SFAS 128. Had SFAS 128 been adopted in the first six months of 1997, diluted EPS would have been computed as follows (in thousands, except per share amounts):

                                   Income          Shares        Per Share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------
     Basic EPS                    $ 34,767         26,934         $1.29

     Incremental shares from
     assumed exercise of
     dilutive options and
     warrants                         -               130           -
                                  --------         ------
     Diluted EPS                  $ 34,767         27,064         $1.28
                                  ========         ======

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

   (a)  On May 21, 1997, the Company held its 1997 Annual Meeting of
        Stockholders.

   (b)  Not applicable.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.  Election of Class II Directors:
                                     Votes        Authority     Broker
                                      For         Withheld      Non-Votes
                                   ----------     ---------     ---------
         Leslie A. Jones           23,610,010      783,840         -0-
         Edgar H. Schollmaier      23,627,321      766,529         -0-

     2. Proposal to ratify the appointment of KPMG Peat Marwick LLP, independent certified accountants, to audit the books and accounts of the Company for the year ending December 31, 1997:

              Votes For:  24,342,803        Votes Against: 39,832
              Abstentions:    11,215        Broker Non-Votes: -0-

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

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 August 14, 1997              /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              Vice Chairman and
                              Chief Executive Officer



 August 14, 1997              /s/  Edward D. Yates
--------------------          -----------------------------------
Date                          Edward D. Yates
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          11      Statement regarding computation          18
                  of earnings per share.

          27      Financial Data Schedule                  19
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)