Form 10-Q
period 1997-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1997-11-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               ----------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 7, 1997 the Company had 54,025,728 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  20
                                    ----
                    Exhibit Index at Page  18
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

            For Quarter Ended   September 30, 1997
                              ------------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      12


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................    16
   Item 6 - Exhibits and Reports on Form 8-K.............    16

   Signatures...........................................     17

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (unaudited)
                                               September 30, December 31,
                                                   1997           1996
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   7,835      $    5,619
  Accounts and notes receivable-trade, net        111,354         101,977
  Inventories                                     121,557         125,398
  Prepaid expenses and other current assets        27,899          23,752
                                                ---------       ---------
     Total Current Assets                         268,645         256,746
Property, plant and equipment, net                144,196         141,458
Other noncurrent assets, net                       15,477          13,259
Identifiable intangible assets, net                92,210          59,787
Costs in excess of fair value of net
 assets acquired, net                             239,007         196,412
                                                ---------       ---------
Total Assets                                    $ 759,535       $ 667,662
LIABILITIES AND STOCKHOLDERS' EQUITY            =========       =========
Current liabilities:
  Accounts payable and accrued liabilities      $ 101,341       $  86,224
  Income taxes payable                             30,904          30,264
  Notes payable and current portion
   of long-term debt                               28,359          26,711
                                                ---------       ---------
     Total Current Liabilities                    160,604         143,199
Long-term debt                                    115,452          75,109
Deferred income taxes                              27,326          30,000
Other liabilities                                  45,936          49,467
                                                ---------       ---------
     Total Liabilities                            349,318         297,775
                                                ---------       ---------
Minority interests in consolidated subsidiaries     3,949           4,297
Stockholders' equity:                           ---------       ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -               -
  Common stock, $.01 par value; 100 million
   shares authorized; 54.2 million shares
   issued at September 30, 1997 and 54.2
   million shares at December 31,1996                 542             271
  Capital in excess of par value                  150,625         150,031
  Retained earnings                               280,298         237,300
  Cumulative translation adjustment               (12,485)         (4,278)
  Employee stock ownership plan reserve            (9,877)        (11,016)
  Treasury stock, at cost, .1 million
   shares at September 30, 1997 and .4
   million shares at December 31, 1996             (2,835)         (6,718)
                                                ---------       ---------
     Total Stockholders' Equity                   406,268         365,590
                                                ---------       ---------
Total Liabilities and Stockholders' Equity      $ 759,535       $ 667,662
                                                =========       =========

See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                            --------------------     --------------------
                              1997        1996         1997        1996
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $172,674    $155,327     $523,340    $476,266
Cost of products sold         84,872      80,855      256,717     243,226
                            --------    --------     --------    --------
                              87,802      74,472      266,623     233,040

Selling, general and
 administrative expenses      57,914      49,773      176,161     150,212
                            --------    --------     --------    --------

Operating income              29,888      24,699       90,462      82,828
Interest expense               3,074       2,766        9,291       8,492
Interest income                 (234)       (321)      (1,125)       (942)
Other (income) expense,
 net                             327        (254)      (1,578)     (1,761)
                            --------    --------     --------    --------

Income before income taxes    26,721      22,508       83,874      77,039
Provision for income taxes    10,465       8,635       32,851      30,409
                            --------    --------     --------    --------

Net income                  $ 16,256    $ 13,873     $ 51,023    $ 46,630
                            ========    ========     ========    ========



Earnings per common share       $.30        $.26        $.95         $.87


Dividends per common share    $.0513      $.0413      $.1438       $.1238


Weighted average common
 shares outstanding           53,979      53,784      53,906       53,868







See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 51,023   $ 46,630
   Adjustments to reconcile net income to net
    cash provided by operating
    activities:
      Depreciation                                     11,699     11,105
      Amortization                                     12,500      9,890
      Other, net                                      (12,837)    (8,389)
                                                     --------   --------
Net cash provided by operating activities              62,385     59,236
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (74,826)   (84,774)
   Property, plant and equipment additions            (23,017)   (13,157)
   Proceeds from disposal of Medical business            -         7,500
   Other, net                                          (2,153)      (423)
                                                     --------   --------
Net cash used in investing activities                 (99,996)   (90,854)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (66,180)   (38,305)
   Proceeds from long-term debt                       111,366     70,544
   Increase (decrease) in bank overdrafts and
    other short-term debt                              (2,442)     9,052
   Other, net                                          (1,853)    (8,789)
                                                     --------   --------
Net cash provided by financing activities              40,891     32,502
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (1,064)      (629)
                                                     --------   --------
Net increase in cash and cash equivalents               2,216        255
Cash and cash equivalents at beginning of period        5,619      3,974
                                                     --------   --------
Cash and cash equivalents at end of period           $  7,835   $  4,229
                                                     ========   ========
Supplemental disclosures of cash flow information:
   Interest paid                                     $  6,439   $  5,093
   Income taxes paid                                   30,571     29,101
   Non-cash transactions:
    Note receivable for fixed assets associated
     with arbitration ruling terminating the
     Implant Distribution Agreement                       144       -
    Cancellation of loan and accounts receivable
     from acquired subsidiaries                         4,310       -
   Liabilities assumed from acquisitions               33,163      3,451


See accompanying notes to unaudited consolidated condensed financial statements.


                                     DENTSPLY INTERNATIONAL INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (unaudited)


Supplemental disclosures of noncash transactions (in thousands):

In January, the Company purchased the assets of DW Industries ("DW") for $16,253 and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $35,992. In
March, the Company purchased the capital stock of New Image Industries ("New
Image") for $10,860. In July, the Company purchased certain assets of EFOS
Corporation ("EFOS") for $14,988 and all of the capital stock of SIMFRA S.A.
("SIMFRA") for $3,860. In conjunction with the acquisitions, liabilities were assumed as follows:

                                       DW         SPAD      New Image      EFOS       SIMFRA
                                    --------    --------    ---------    --------    --------
Fair value of assets acquired       $ 17,838    $ 43,453    $ 31,973     $ 15,025    $  6,827
Cash paid for assets or capital
 stock                               (16,253)    (35,992)    (10,860)     (14,988)     (3,860)
                                    --------    --------    --------     --------    --------
Liabilities assumed                 $  1,585    $  7,461    $ 21,113     $     37    $  2,967
                                    ========    ========    ========     ========    ========

In January 1996, the Company purchased certain net assets of Tulsa Dental Products LLC for $75.1 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                   $ 78,655
     Cash paid for assets                              75,114
                                                     --------
     Liabilities assumed                             $  3,451
                                                     ========





See accompanying notes to unaudited consolidated condensed financial statements.

                                    6


                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                           Capital in               Cumulative                                   Total
                                 Common    Excess of     Retained   Translation                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Adjustment    ESOP Reserve     Stock         Equity
(in thousands)                   ------    -----------   --------   -----------   ------------    ---------    ------------
Balance at December 31, 1996     $  271     $150,031     $237,300     $ (4,278)     $(11,016)     $ (6,718)      $365,590

Exercise of stock options and
 warrants                           -           (169)        -            -             -            4,811          4,642
Tax benefit related to stock
 options and warrants exercised     -            763         -            -             -             -               763
Cash dividends declared, $.1438
 per share                          -           -          (7,754)        -             -             -            (7,754)
Two-for-one stock split
 effected in the form of a
 stock dividend                     271         -            (271)        -             -             -              -
Repurchase of 40,000 shares
 of common stock                    -           -            -            -             -             (928)          (928)
Translation adjustment              -           -            -          (8,207)         -             -            (8,207)
Net change in ESOP reserve          -           -            -            -            1,139          -             1,139
Net income                          -           -          51,023         -             -             -            51,023
                                 ------     --------     --------     --------      --------      --------       --------

Balance at September 30, 1997    $  542     $150,625     $280,298     $(12,485)     $ (9,877)     $ (2,835)      $406,268
                                 ======     ========     ========     ========      ========      ========       ========






See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                            SEPTEMBER 30, 1997
                            ------------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At September 30, 1997 and December 31, 1996, the cost of $11.9 million or 10% and $10.0 million or 8%, respectively, of inventories was determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

Stock Split
-----------

     On September 18, 1997 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on October 29, 1997 to shareholders of record on October 14, 1997. All share and per share data included in the accompanying financial statements have been restated to reflect the stock split.

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

     In July 1997, the Company purchased the dental assets of EFOS for CDN $20.7 million in a cash transaction valued at approximately $15 million. EFOS, located in Toronto, Canada, is the developer and manufacturer of DENTSPLY's worldwide range of dental curing lights and amalgamators. Additionally, EFOS serves the dental market with protective eyewear products, replacement parts and curing light repair and service.

     Also in July 1997, the Company purchased the outstanding capital stock of SIMFRA for FF23 million in a cash transaction valued at approximately $3.9 million. Located in Paris, SIMFRA is the exclusive importer of Maillefer instruments in France.

     The DW Industries, SPAD, New Image, EFOS, and SIMFRA acquisitions were accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $3.2 million for DW Industries, $32.2 million for SPAD,$3.0 million for New Image, $10.4 million for EFOS, and $2.2 million for SIMFRA is being amortized over 25 years. These acquisitions, individually and in the aggregate, are not expected to have a material impact on the Company's 1997 results; accordingly, pro forma information has been omitted.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                  September 30,  December 31,
                                      1997            1996
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 63,874        $ 73,650
     Work-in-process                  24,383          23,936
     Raw materials and supplies       33,300          27,812
                                    --------        --------
                                    $121,557        $125,398
                                    ========        ========

     Pre-tax income was $.3 million lower and $.2 million lower in the nine months ended September 30, 1997 and 1996, respectively as a result of using the LIFO method compared to the FIFO method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at September 30, 1997 and December 31, 1996 by $1.4 million and $1.7 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            September 30,   December 31,
                                                1997            1996
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 14,891        $ 17,222
        Buildings and improvements              67,386          68,185
        Machinery and equipment                112,898         103,887
        Construction in progress                12,473           8,505
                                              --------        --------
                                               207,648         197,799
     Less: Accumulated depreciation             63,452          56,341
                                              --------        --------
                                              $144,196        $141,458
                                              ========        ========

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increase from December 31, 1996 in Long-term debt ($40.3 million) was primarily due to utilization of the Company's credit facilities for acquisitions (see Note 2).

     In October 1997, the Company entered into new revolving credit agreements (the "Revolving Credit Agreements") for a $175 million five year facility and a $125 million 364-day facility. The Revolving Credit Agreements replace the Company's 1993 $175 million facility and its $60 million bank term loan.

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

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996

In the quarter ended September 30, 1997, net sales increased by $17.4 million, or 11.2%, to $172.7 million from $155.3 million in the same period of 1996. This increase resulted from strong sales growth in the United States both from base businesses and from acquisitions. The growth in the United States was partially offset by the decline in implant sales due to the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY. Sales in Europe were flat as the adverse impact of the translation effect of the strong U.S. dollar offset moderate growth in base business and incremental sales from acquisitions. Sales growth in the Pacific Rim and Latin America continued to be strong.

Gross profit increased $13.3 million, or 17.9%, to $87.8 million from $74.5 million in the third quarter of 1996 as a result of higher net sales. As a percentage of sales, gross profit increased from 47.9% in the third quarter of 1996 to 50.8% in the same period of 1997. In 1996 acquisition accounting for Maillefer and Tulsa had an adverse impact on the gross profit percentage while the percentage improved in 1997 due to improved operating performance in several United States manufacturing locations and a favorable mix of higher margin products in the Pacific Rim and Latin America.

Selling, general and administrative expenses increased $8.1 million, or 16.4%. As a percentage of sales, expenses increased from 32.0% in the third quarter of 1996 to 33.5% for the same period in 1997. A large part of the percentage increase was from businesses acquired in 1997, principally the New Image business. Excluding 1997 acquisitions, selling, general and administrative expenses increased slightly from 32.0% of sales in the third quarter of 1996 to 32.2% of sales in the same period of 1997.

Income before income taxes increased $4.2 million or 18.7%, while net income increased $2.4 million, or 17.2% compared to the third quarter of 1996 due to increased sales and a substantial increase in the gross profit percentage. Earnings per common share (after giving effect to the two-for-one stock split effective on October 29, 1997) increased from $.26 in 1996 to $.30 in 1997, or 15.4%.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, net sales increased $47.0 million, or 9.9%, to $523.3 million from $476.3 million in the same period of 1996. In the United States, there was a moderate increase in base business sales plus incremental sales from acquisitions offset somewhat by the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY. Sales in Europe increased moderately including growth from acquisitions offset by the adverse impact on sales caused by the translation effect of the strong U.S. dollar. Sales growth in the Pacific Rim and Latin America remained strong.

Gross profit increased $33.6 million, or 14.4%, to $266.6 million from $233.0 million in the first nine months of 1996 as a result of higher net sales. As a percentage of net sales, gross profit increased from 48.9% in the first nine months of 1996 to 50.9% for the same period in 1997. In 1996 acquisition accounting for Maillefer and Tulsa had an adverse impact on the gross profit percentage while the percentage improved in 1997 due to improved operating performance in several United States and European manufacturing locations and a favorable mix of higher margin products in the Pacific Rim and Latin America.

Selling, general and administrative expenses increased $25.9 million or 17.3%. As a percentage of sales, expenses increased from 31.5% in the first nine months of 1996 to 33.7% for the same period of 1997. Expenses increased as a percentage of sales due to the higher ratio of expenses to sales in the New Image business; expansion of the endodontic salesforce and start-up expenses for the group practices business unit in the United States; continued emphasis on upgrading the information systems in the United States and Europe; increased spending for the new China location in the Pacific Rim; increased research and development expenses; and increased costs associated with certain legal proceedings which were concluded in the third quarter of 1997.

Income before income taxes increased $6.8 million, or 8.9%, while net income increased $4.4 million, or 9.4%, from the first nine months of 1996. Earnings per common share (after giving effect to the two-for-one stock split effective on October 29, 1997) increased from $.87 in 1996 to $.95 in 1997, or 9.2%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Company acquired the assets of DW Industries for $16.3 million in cash and all of the outstanding shares of SPAD for $36.0 million in cash. In March 1997, the Company acquired all of the outstanding shares of New Image for $10.9 million. In July 1997, the Company purchased certain assets of EFOS for $15.0 million and all of the capital stock of SIMFRA for $3.9 million. These transactions were funded from the Company's 1993 $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

In October 1997, the Company entered into new revolving credit agreements (the "Revolving Credit Agreements") for a $175 million five year facility and a $125 million 364-day facility. The Revolving Credit Agreements replace the 1993 $175 million Bank Revolving Loan Facility and the $60 million bank term loan.

The five year facility matures in October 2002 but may be extended, subject to certain conditions, until October 2004. The 364-day facility terminates in October 1998 but contains a one year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days.

Investing activities for the nine months ended September 30, 1997 include capital expenditures of $23.0 million.

The Company's current ratio was 1.7 with working capital of $108.0 million at September 30, 1997. This compares with a current ratio of 1.8 and working capital of $113.5 million at December 31, 1996.

The Company expects to be able to finance cash requirements, including capital expenditures, acquisitions, stock repurchases and debt service from funds generated from operations and amounts available under the new Revolving Credit Agreements.

For the nine months ended September 30, 1997, cash flows from operating activities were $62.4 million compared to $59.2 million for the nine months ended September 30, 1996. The increase of $3.2 million results primarily from increased net income.

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

Since the Company's stock options do not dilute EPS by more than three percent, they have been excluded from the denominator of earnings per common share as reported in the accompanying financial statements; thus, earnings per common share is equal to basic EPS as computed under SFAS 128. Had SFAS 128 been adopted in the first nine months of 1997, diluted EPS would have been computed as follows (in thousands, except per share amounts):
                                   Income          Shares        Per Share
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------
     Basic EPS                    $ 51,023         53,906         $.95
     Incremental shares from
     assumed exercise of
     dilutive options and
     warrants                         -               275
                                  --------         ------
     Diluted EPS                  $ 51,023         54,181         $.94
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

          27 Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 November 14, 1997            /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              Vice Chairman and
                              Chief Executive Officer



 November 14, 1997            /s/  Edward D. Yates
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