Form 10-K405
period 1997-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1998-03-31
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 20, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,671,549,289 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on February 20, 1998 was 54,135,416.

               DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                             PART I


Item 1.  Business
-----------------
General

     DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, designs, develops, manufactures and markets products in two principal categories: dental consumable and laboratory products, and dental equipment. Dental consumable and laboratory products include dental prosthetics, endodontic instruments and materials, impression materials, restorative materials, crown and bridge materials, prophylaxis paste, dental sealants, dental needles and dental anesthetics. Dental equipment includes dental x-ray systems, intraoral cameras, computer imaging systems and related software, handpieces, cutting instruments, ultrasonic scalers and polishers, and air abrasion systems. The Company also develops and markets practice management software for managing the dental office and software for maintaining a data base of information generated in the dental operatory's clinical environment.

     In January 1997, DENTSPLY purchased the assets of DW
Industries, Inc., the leading manufacturer of disposable air-water syringe tips.

     Also in January 1997, the Company purchased 100 percent of the outstanding capital stock of Laboratoire SPAD, S.A. ("SPAD"), a leading French manufacturer and distributor of dental anesthetics and other dental products. SPAD gave DENTSPLY entry to the dental anesthetic market in addition to expanding
DENTSPLY's existing business in France.

     In March 1997, DENTSPLY purchased all of the capital stock of New Image Industries, Inc. ("New Image"), a designer, developer, manufacturer and distributor of intraoral cameras and computer imaging systems and related software exclusively for the dental market.

     In July 1997, the Company purchased the dental assets of EFOS Corporation ("EFOS"), the developer and manufacturer of DENTSPLY's dental curing lights and amalgamators. Additionally, EFOS serves the dental market with protective eyewear products, replacement parts and curing light repair and service.

     Also in July 1997, the Company purchased the outstanding capital stock of SIMFRA S.A. ("SIMFRA"), the exclusive importer of Maillefer Instruments, S.A. ("Maillefer") in France.

     In November 1997, DENTSPLY purchased certain assets of MPL
Technologies, Inc. ("MPL"), a leading manufacturer and distributor of needles and needle-related products, primarily for the dental profession.

     In January 1998, the Company purchased from Procter & Gamble its Blendax Professional Dental Business ("Blendax"), a distributor doing business principally in Germany, Austria and the United Kingdom. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     In March 1998, DENTSPLY acquired the assets of InfoSoft, Inc. ("InfoSoft"), a developer and marketer of full-featured, practice management software for managing the dental office as well as maintaining a data base of information generated in the operatory's clinical environment. InfoSoft is also the number one processor of electronic dental insurance claims in the United States.

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

     In the People's Republic of China, India, Eastern Europe, the countries of the former Soviet Union, and other developing countries, dental ailments are treated primarily through tooth extraction and denture replacement. These procedures require basic surgical instruments, artificial teeth for dentures and bridgework, and anchoring devices such as posts.

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

     United States

     The market for professional dental products in the United States has experienced steady growth in recent years. Statistics published by the U.S. Department of Health and Human Services indicate that annual United States spending on dental products and services increased from $39.1 billion to $47.6 billion from 1993 to 1996, or 6.8% per annum.

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

     The Company also believes that the United States market will continue to demand products which reduce the risks of infection and patient cross-contamination. This demand reflects increasing government regulation, professional practice guidelines and public attention focused on preventing the transmission in the dental office of infectious diseases such as hepatitis-B and the virus that causes acquired immune deficiency syndrome. The Company offers products to address the growing market for infection control products, such as sterilizable dental handpieces and cutting instruments, single-use prophylaxis pastes, disposable prophy angles and air-water syringe tips, and infection control barriers, and intends to continue to develop and acquire products to address this market.

     DENTSPLY expects insurance coverage of dental care to play an important role in the United States market. It is generally believed that approximately 40% of the United States population is covered by some form of dental insurance, up from 35% in 1980. While insurance coverage may have increased, the Health Care Finance Review indicates that, in 1996, approximately 50% of dental expenditures were paid for directly by the consumer.

Products

     DENTSPLY's two principal dental product lines are consumable and laboratory products, and equipment. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ASH(R), CAULK(R), CAVITRON(R), CERAMCO(R), DENTSPLY(R), DETREY(R), GENDEX(R), MIDWEST(R), R&R(R), RINN(R), TRUBYTE(R), MAILLEFER(R), PROFILE(R), THERMAFIL(R), ACUCAM(R) and SANI-TIP(R). Sales of the Company's professional dental products accounted for approximately 95% of DENTSPLY's consolidated sales for 1997, 1996 and 1995, respectively.

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

          Resin-Based and Porcelain Artificial Teeth: Artificial teeth replace natural teeth lost through deterioration, disease or injury. The Company's artificial teeth are marketed under the TRUBYTE(R) and PORTRAIT(R) IPN(R) trade names, among others, and are produced by the Company in York, Pennsylvania, Brazil, Germany and China in some 15,000 combinations of shapes, sizes and shades.

          Impression Materials: Impression materials are used to make molds of teeth for fitting crowns, bridges and dentures. DENTSPLY's JELTRATE(R), BLUEPRINT(TM), REPROSIL(R) and AQUASIL LV Smart Wetting Impression Material are designed to increase the rate of successful impressions without retakes and to set quickly to minimize patient discomfort.

          Restorative Materials: Restorative materials are used in sealing, lining and filling excavated tooth cavities and repairing broken or damaged teeth, and include amalgams, bonding agents, light-cured composites and glass ionomer filling materials for more aesthetic restorations.
     DENTSPLY'S new SUREFIL(TM) High Density Composite Restorative represents the birth of an entirely new category of dental materials. It is condensable, just like amalgam and offers true amalgam-like packability with the aesthetics of a composite or tooth-colored filling material. In addition, its wear rates are equal to or less than an amalgam restoration. The Company's new DYRACT(R) AP is the improved second generation of a revolutionary, patented, single component restorative material featuring simplicity in delivery combined with excellence in restorative results. Laboratory wear studies indicate a wear rate one half that of original DYRACT(R). Also, formulated with an improved resin matrix, it delivers the compressive strength of a hybrid composite. Due to its improved wear resistance and strength, DYRACT(R) AP is the first compomer indicated for all classes of cavities. The Company's PRISMA(R) AP.H(R), PRISMA(R) TPH(R) and TPH SPECTRUM(TM) universal composite materials permit restorations to be performed on either the anterior or posterior teeth using the same material, and are rapidly replacing older, single-purpose composite materials. The Company's ADVANCE(R) Hybrid Ionomer Cement is a resin modified, fluoride-releasing glass ionomer cement with superior adhesion to metal for crown and bridge work while helping to prevent secondary caries and extending the life of a restoration. PRIME & BOND(R) 2.1 is the latest generation of a single bottle, multi-purpose dental adhesive and bonding agent which combines the functions of a primer and an adhesive in a simple-to-use single component formula.
     Its proprietary resin formulation enhances the long-term marginal integrity of stress-bearing restorations at both dentin and enamel margins. DENTSPLY also markets the DISPERSALLOY(R), UNISON(R) and MEGALLOY(TM) lines of restorative amalgams; and DELTON(R) and DELTON(R) PLUS (with fluoride release) brand dental sealants.

          Crown and Bridge Porcelains and Ceramics: These porcelain and ceramic products are used by dental laboratories in making crowns, bridges, inlays and onlays for restorative dental procedures, where aesthetics are particularly important, and to provide functional biting and chewing surfaces that appear and feel natural. The Company produces specialty crown and bridge porcelain materials and fully automatic programmable porcelain furnaces, as well as castable ceramic materials, used by dental laboratories. Product offerings include the CERAMCO(R) line, and in Europe, the DETREY(R) CARAT(R) line of specialty crown and bridge porcelain products for use as fixed prosthetics. FINESSE(TM) Porcelain from Ceramco, features superb shade matching and permits the dental laboratory to fire restorations with extraordinary aesthetics. FINESSE(R) Porcelain restorations also allow dentists to adjust and repolish at chairside without reglazing.

          Endodontic Instruments and Materials: These products are used in root canal treatment of severely damaged or decayed teeth. Through its Maillefer and Tulsa Dental
     Products Inc. ("Tulsa Dental") subsidiaries, the Company has an extensive endodontic product offering including broaches, files, and other endodontic materials and instruments. The SUREFLEX(R) Nickel Titanium File features superior flexibility and shape memory which allows the instrument to follow the path of the root canal. The Company's PROFILE(R) SERIES 29(R) line of endodontic files offer a standard 29 percent increase between the tip diameters of each size instrument for a smooth, progressive enlargement from one file to the next. PROFILE(R) .04 TAPERS(R) feature non-standard tapers constructed from super-flexible nickel titanium for use in a controlled, slow-speed, high-torque rotary dental handpiece. The latest endodontic technology was incorporated into the newly developed THERMASYSTEM(R) PLUS which includes THERMASEAL(R) PLUS, a patented root canal filling material which is fast, effective and more tissue-friendly and the THERMAPREP(R) PLUS Oven which cuts required heating time for plastic THERMAFIL(R) PLUS Obturators from up to seven minutes to as little as seventeen seconds. The THERMASYSTEM(R) PLUS provides a three dimensional root canal fill in a fraction of the time it takes for traditional lateral condensation procedures.

          Protective Supplies: These products are designed to ameliorate possible sources of patient cross-contamination of infectious disease, and include RITE-ANGLE(R) and NUPRO(R) Disposable Prophy Angles (disposable mechanical devices used by dentists and hygienists to clean and polish teeth), hand cleansers, disposable barriers, enzymatic cleansers, needle stick prevention devices and disposable air-water syringe tips. The SANI-TIP(R) Disposable Air-Water Syringe Tip features a central water channel encircled by six separate air channels. This innovative design, when coupled with a SANI-TIP(R) adaptor, produces precise separation or atomization of air and water while its clear cellulose-based plastic does not obstruct the practioner's vision and allows office staff to determine if a tip was previously used.

          Tooth Whitener: DENTSPLY also offers a tooth whitening system. The NUPRO(R) Gold Tooth Whitening System is a complete, professionally administered program. Patients receive a tooth whitening system in a convenient, easy-to-use take home kit. Clinical studies for this innovative product showed that teeth averaged eight shades whiter which far exceeds the American Dental Association recommendation which states that whiteners must change teeth by a least two shades.

          Other Consumable and Laboratory Products: Other products produced by the Company for use in dental offices and laboratories include NUPRO(R) prophylaxis paste that is used in cleaning and polishing teeth; the VERTEX(R) disposable articulator used in dental laboratories to simulate the dynamic movement of teeth against one another; MICROBASE(TM), a methyl methacrylate free, high-pressure injection system for denture resin which eliminates potential problems for those sensitive to residual leaching of monomer and features a quicker, microwave cure cycle resulting in excellent fitting dentures; and pre-sterilized dental needles in a variety of gauges and lengths.

     Dental Equipment. DENTSPLY's dental equipment product lines include high and low speed handpieces, intraoral lighting systems, dental cutting instruments, ultrasonic scalers and polishers, x-ray systems and related support equipment and accessories, and air abrasion systems.

          Handpieces: Under the MIDWEST(R) brand name, DENTSPLY manufactures and distributes a line of high-speed and low-speed air-driven handpieces and intraoral lighting systems and distributes carbide and specialty burs. High-speed handpieces are the primary instruments utilized by dentists for restorative, prosthodontic and aesthetic procedures. Low-speed handpieces may also be used in these procedures and in procedures which require more control and higher torque, such as removal of soft decay, tooth cleaning and polishing, and chairside adjustment of dentures. Handpiece intraoral lighting systems supply light to the fiber optic bundles in the handpieces through tubes that also provide air and water to the handpiece. Midwest's RDH(R) Hygienist Handpiece is a more comfortable, ergonomically sound and lightweight handpiece for the dental hygienist. Its one piece "twist and click" connection avoids cumbersome sterilization protocols and provides faster handpiece changes.

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

          Air Abrasion Unit: The AIRTOUCH(TM) Cavity Preparation System is an air-abrasion unit that delivers aluminum oxide particles with pressurized air to cut tooth structure. This unit features directed spray control, a significantly improved evacuation system to safely remove the powder from the oral cavity and an ergonomically designed handpiece.
     The new system is monitored by a highly sophisticated software program which provides dentists with simple instructions for basic use and maintenance. The need for anesthetic is absent from many procedures when using the AIRTOUCH(TM) Cavity Preparation System and there is a lower level of vibration, pressure and noise when compared with traditional cavity preparation methods.

          Ultrasonic Scalers and Polishers: DENTSPLY manufactures and distributes the CAVITRON(R) SPS(TM) Ultrasonic Scaler (which uses ultrasonic waves to remove hardened tooth calculus which results from the interaction of plaque, saliva and food particles). SPS(TM) stands for Sustained Performance System, a patent-pending technology which acts much like an automobile's cruise control that measures tip motion and compensates for reduction in tip motion once the insert tip contacts the tooth surface. By doing this, SPS(TM) provides more power for improved scaling efficiency and permits the dentist to set the power control at a lower level, providing a more comfortable scaling procedure for the patient. Additional product offers include the CAVITRON(R) JET with SPS(TM) Technology (which combines both ultrasonic scaling and air polishing prophylaxis in one multi-function unit) and the PROPHY-JET(R) 30 Air Polishing Prophylaxis Unit (which cleans, polishes and buffs the tooth surface after scaling is completed). DENTSPLY manufactures a variety of inserts for use with its ultrasonic prophylaxis units. The FOCUSED SPRAY(TM) Insert brings water directly to the instrument tip and focuses water where it is most needed. The SLIMLINE(R) Ultrasonic Insert is 40 percent thinner than standard ultrasonic inserts and allows subgingival ultrasonic instrumentation at depths up to 7 mm. The FSI(TM) SLIMLINE(R) combines the best features of the

     FOCUSED SPRAY(TM) Insert and the SLIMLINE(R) Ultrasonic Insert.

                   Dental X-Ray Systems: The Company offers a full line of dental x-ray equipment for intraoral, panoramic and cephalometric procedures. Intraoral films provide a view of a particular area of tooth and jaw structure. Panoramic x-rays utilize a moving x-ray tube and provide an image of the entire oral cavity, an image that is particularly valuable to oral surgeons and orthodontists. The new ORTHORALIX(TM)
     9000 panoramic x-ray system comes with a mechanical drive and advanced microprocessor control which minimizes spinal shadow for sharp detail throughout the x-ray film. A scientifically derived, software controlled motion path ensures proper density, contrast and sharpness on any size patient. Cephalometric systems permit precise, repeatable positioning of the patient's skull so that images taken at different times can be compared. The Company markets two real time, digital video x-ray systems, VISUALIX(TM) and the NI-DX(TM) Digital Radiography System. These systems use a solid state, intraoral x-ray sensor and associated computer which allows the dentist to produce radiographic images without using film. X-rays generated by a standard system strike the sensor. The image is then displayed on a computer screen, where it can be enlarged, enhanced and manipulated. The image may also be stored for future retrieval. The extremely sensitive sensor provides excellent image quality with a significantly lower x-ray dosage compared to film. The DENOPTIX(TM) Digital Imaging
     System is a new, patented, digital x-ray imaging product compatible with the installed base of both intraoral and panoramic units. This system uses storage phosphor imaging technology to create digital x-ray images on imaging plates.
     These imaging plates are thin and flexible and are available in every intraoral and panoramic size. They are reusable, do not require chemical processing like conventional film, and allow the dentist to reduce the amount of radiation to the patient by as much as 90%. When placed in a laser scanner, the information on the imaging plate is converted to a digital image via a computer. Imaging software is then used to enhance the image through magnification, sharpening, inverting, reversing, adding color or embossing for simulated three-dimensional depth.

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

          The GXP(R) Processor, which develops intraoral, panoramic, and cephalometric x-ray film, features a closed chemical recirculation system so that potentially environmentally hazardous solutions may be disposed of properly. Film enters and exits in the front of the processor, thereby allowing placement of the unit flush against a wall to conserve space.

     The Company offers SOFTDENT(R) practice management software through its InfoSoft division. This fully integrated software is used in managing both the dental "front" office as well as in maintaining a data base of information generated in the operatory's clinical environment. SOFTDENT(R) is used in more than 10,000 dental offices throughout the United States. The InfoSoft division is also the number one processor of electronic dental insurance claims in the United States. A new service offered by InfoSoft is statement preparation and mailing at a substantial savings over what dentists can do on their own.

     DENTSPLY also supplies specialty chemical binders, refractory particles, investment mold materials and related products to the precision investment casting industry, which produces metal parts of complex geometry and "near net" shapes requiring little or no subsequent machining or finishing.

Marketing, Sales and Distribution

     The market for DENTSPLY's dental products is primarily comprised of dentists, dental hygienists, dental assistants, dental laboratories and dental schools. DENTSPLY focuses its primary marketing efforts on the dental professionals who are the end users of its products. DENTSPLY employs highly trained, product-specific sales and technical staffs to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its customers. DENTSPLY's marketing efforts seek to capitalize on the strength of the Company's brand names and international infrastructure to expand sales of new and existing products throughout the world, including emerging dental markets in the Pacific Rim, Central and South America and Eastern Europe.

     DENTSPLY's product-specific sales force is divided into domestic and foreign field selling organizations, each of which is responsible for maintaining contact with both dealers and dental professionals. The dental sales force includes approximately 300 domestic representatives, approximately 450 international representatives and approximately 50 telemarketers who support the domestic representatives. This sales force is further divided into product-based teams. Each specialized sales force tailors its sales strategy to the particular sales and technical support requirements of its customers. Sales personnel attend over 100 dental trade shows each year where the Company's products are exhibited to dental professionals and dealers.
Sales personnel also routinely participate with dealers to disseminate product information and conduct product demonstrations, seminars, study groups and lectures for dental professionals. In addition, DENTSPLY invests significant amounts in advertising in national and international dental publications.

     DENTSPLY distributes its dental products primarily through approximately 350 domestic and over 800 foreign dealers and importers. While the overwhelming majority of DENTSPLY's products are distributed through dental dealers, certain highly technical products such as the Company's CERAMCO(R) line of crown and bridge porcelain products and Tulsa Dental's endodontic instruments and materials are sold directly to the dental laboratory or dentist.

     DENTSPLY also maintains nine educational facilities. The Company's facilities in York, Pennsylvania; Burlington, New Jersey; Dreieich, Germany; and Weybridge, England are used for training, product demonstrations and seminars and to promote interest in and understanding of the use of DENTSPLY's dental laboratory products. The DENTSPLY Educational Center in York provides personalized training in both fixed and removable prosthodontic specialties. Additional teaching facilities are maintained in Milford, Delaware; Konstanz, Germany; Ballaigues, Switzerland; Hong Kong; and Mexico City, Mexico for training dental professionals in the use of consumable dental products. The Company also offers many seminars throughout the world in such areas as endodontics, crown and bridge porcelain and ceramics and restoratives.

Product Development

     During 1997, 1996 and 1995, approximately $16.8 million, $14.7 million and $12.3 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products. DENTSPLY employs approximately 200 scientists, engineers and technicians dedicated to product development. The Company believes that its product development programs are critical in meeting market demands and achieving future growth. The Company also sponsors independent clinical research projects aimed at developing, adapting and testing new technologies for use in DENTSPLY products. From time to time, the Company contracts with independent consultants and engineers to augment efforts to develop new products.

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

     Visible light-cured composites utilize a single paste that immediately polymerizes when exposed to a light source. DENTSPLY's PRISMA(R) TPH(R) light-cured composites contain non-radiopaque fillers of approximately .02-.08 microns in size. The small size of this filler increases the bonding power of the composite. It also permits the material to be polished in order to more accurately replicate the color of a natural tooth.
Basic, self-cured (self-hardened) composites are formed by combining two pastes that trigger polymerization when reacted.

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

Foreign Operations

     The Company conducts its business in over 100 foreign countries, principally through its foreign subsidiaries which operate 39 foreign facilities (including 13 manufacturing operations). DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland and England. The Company also has a significant market presence in Central and South America, Australia, Hong Kong, Thailand, India, Philippines and Japan. DENTSPLY has established a joint venture and marketing activities in Moscow, Russia to serve the countries of the former Soviet Union. In 1996, a wholly-owned subsidiary, including a manufacturing facility, was established in the People's Republic of China. Manufacturing operations in India also commenced in 1996.

     For 1997, 1996 and 1995, the Company's sales outside the United States, including export sales, accounted for approximately 48%, 49% and 48%, respectively, of consolidated net sales from continuing operations. For information about the Company's continuing operations in different geographic areas for 1997, 1996 and 1995, see Note 4 of the Notes to the Company's Consolidated Financial Statements. As a result of the Company's significant international presence, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The Company actively manages its currency risk exposures.


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

Regulation

     The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products.

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

Trademarks and Patents

     The Company's trademark properties are important and contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products, and carefully monitors trademark use worldwide. DENTSPLY owns and maintains several hundred domestic and foreign patents. The Company believes its patents are important to its business, although no aspect of its business is materially dependent on any particular patent.

Employees

     As of March 15, 1998, the Company and its subsidiaries had approximately 5,300 employees, of whom approximately 2,900 were engaged in manufacturing operations, approximately 1,675 were engaged in sales and distribution, approximately 525 were engaged in finance and administration, and approximately 200 were engaged in research and product development activities. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2000; and hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on May 31, 2000. The Company believes that its relationship with its employees is good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The factors described below are important risk factors. The occurrence of any of these risks could have a material adverse effect on the Company's business or operating results, causing actual results to differ materially from those expressed in forward-looking statements made by the Company or its representatives in this report or in any other written or oral reports or presentations. These factors are intended to serve as meaningful cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Rate of Growth
--------------

     The Company's ability to continue to increase revenues depends on a number of factors, including the rate of growth in the market for dental supplies and equipment, the ability of the Company to continue to develop innovative and cost-effective new products, and the acceptance by dental professionals of new products and technologies. The demand for dental services can be adversely affected by economic conditions, healthcare reform or more stringent limits in expenditures by dental insurance providers. There is also a risk that dental professionals may resist new products or technologies or may not be able to obtain reimbursement from dental insurance providers for the use of new procedures or equipment.

Acquisitions
------------

     The Company's growth in recent years has depended to a significant extent on acquisitions. The Company completed eleven acquisitions in 1995, 1996 and 1997, the largest of which were Maillefer Instruments S.A. in 1995 and Tulsa Dental Products LLC in 1996. There can be no assurance that the Company will be able to continue to identify and complete acquisitions which will add materially to the Company's revenues. Among the risks that could affect the Company's ability to complete such acquisitions are competition for appropriate acquisition candidates and the relatively small size of many such candidates. Moreover, there can be no assurance that the Company will successfully integrate into its operations the businesses that it acquires or that any such integration will not take longer and cost more than anticipated.

Fluctuating Operating Results
-----------------------------

     The Company's business is subject to quarterly variations in operating results caused by seasonality and by business and industry conditions, making operating results more difficult to predict. The timing of acquisitions, the impact of purchase accounting adjustments and consolidations among distributors of the Company's products may also affect the Company's operating results in any particular period.

Currency Translation and International Business Risks
-----------------------------------------------------

     Because approximately 40% of the Company's revenues have been generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the Company's operating results. In 1997, the strength of the U.S. dollar relative to foreign currencies had a negative effect on the Company's revenues and operating results. If the U.S. dollar continues to strengthen in relation to other currencies, the Company's revenues and operating results will continue to be adversely affected. In addition, approximately 50% of the Company's revenues result from sales in markets outside of the U.S. Europe has been an important market for the Company, and although Asia has not historically been the source of significant revenues, the Company has made investments in Asian markets because it believes that long-term future growth prospects in Asia are good. Weakness in economic conditions in Europe could have a material adverse effect on the Company's sales and operating results, and continued economic turmoil in Asia could have a material adverse effect on the Company's future rate of growth.

Margin Improvements
-------------------

     The Company strives to increase its margins by controlling its costs and improving manufacturing efficiencies. However, there can be no assurance that the Company's efforts will continue to be successful. Margins can be adversely affected by many factors, including competition, product mix and the effect of acquisitions.

Ability to Attract and Retain Personnel
---------------------------------------

     The Company's success is dependent upon its management and employees. The loss of senior management employees or any failure to recruit and train needed managerial, sales and technical personnel could have a material adverse effect on the Company.

Year 2000
---------

     Although the Company does not believe that the amounts it expects to expend to complete its Year 2000 conversion project will have a material effect on its financial position or results of operations, there can be no assurance that all necessary software upgrades, training, data conversion, testing and implementation will be completed by the anticipated date of June 30, 1999. In addition, the Company cannot be certain that its suppliers or customers will complete Year 2000 conversions so as not to interrupt the Company's operations, cause unanticipated costs or reduce sales.

Competition
------------

     The worldwide market for dental supplies and equipment is highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company's products obsolete or noncompetitive.

Antitakeover Provisions
-----------------------

     Certain provisions of the Company's Certificate of Incorporation and By-Laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of the Company. Such provisions include the division of the Board of Directors of the Company into three classes, with the three-year term of each class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the Common Stock and certain procedural requirements which make it difficult for stockholders to amend the Company's by-laws and which preclude stockholders from calling special meetings of stockholders. In addition, members of the Company's management and participants in the Company's Employee Stock Ownership Plan collectively own approximately 18% of the outstanding Common Stock of the Company, which may discourage a third party from attempting to acquire control of the Company in a transaction that is opposed by the Company's management and employees.

Item 2.  Properties
-------------------
     As of March 15, 1998, DENTSPLY maintains manufacturing facilities at the following locations:
                                                          Leased
Location                       Function                  or Owned
--------                       --------                  --------
York, Pennsylvania     Manufacture and distribution of     Owned
                       artificial teeth and other dental
                       laboratory products; export of
                       dental products; corporate
                       headquarters

York, Pennsylvania     Manufacture and distribution of     Owned
                       dental equipment and preventive
                       dental products

Des Plaines, Illinois  Manufacture and assembly of dental  Leased handpieces and components and
                       dental x-ray equipment

Franklin Park,         Manufacture and distribution of     Owned
 Illinois              needles and needle-related
                       products, primarily for the dental
                       profession

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


Konstanz, Germany      Manufacture and distribution of     Owned
                       consumable dental products;
                       distribution of dental equipment

Milan, Italy           Manufacture and distribution of     Leased
                       dental x-ray equipment

Mexico City, Mexico    Manufacture and distribution of     Owned
                       dental products

Plymouth, England      Manufacture and distribution of     Leased
                       dental hand instruments

Blackpool, England     Manufacture and distribution of     Leased
                       dental materials

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           plastic components and packaging
                       material

Le Creux,              Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Moscow, Russia         Manufacture and distribution of     Leased
                       consumable dental products

New Delhi, India       Manufacture and distribution of     Leased
                       dental products

Tianjin, China         Manufacture and distribution of     Leased
                       dental products

     In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at three other United States locations and at 20 international locations in 15 foreign countries. Of the 23 United States and international sites used exclusively for sales and distribution, one is owned by the Company and the remaining 22 are leased. The Company also maintains sales offices in various countries throughout the world.

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

     In May 1996, DENTSPLY and its subsidiary, Tulsa Dental

Products Inc. ("Tulsa") filed a complaint against Tycom Corporation et al "(Defendants") alleging patent infringement by Tycom of certain patents owned by Tulsa covering endodontic instruments. Tycom filed an answer and counterclaim denying patent infringement and alleging that DENTSPLY and Tulsa (i) engaged in conduct which violates Section 2 of the Sherman Antitrust Act; (ii) tortiously interfered with Defendants' business relations; and (iii) were guilty of unfair competition. On October 1, 1997 a settlement was reached in which Tycom acknowledged the validity of DENTSPLY's patent and DENTSPLY granted a license to Tycom under the patents at issue in the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.


Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 15, 1998.

      Name           Age                Position
      ----           ---                --------
Leslie A. Jones       58      Chairman of the Board
John C. Miles II      56      Vice Chairman of the Board and
                              Chief Executive Officer
Gerald K. Kunkle Jr.  51      President and Chief Operating
                              Officer
W. William Weston     50      Senior Vice President
Michael R. Crane      57      Senior Vice President
Thomas L. Whiting     55      Senior Vice President
Edward D. Yates       54      Senior Vice President and Chief
                              Financial Officer
Brian M. Addison      44      Vice President, Secretary and
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

     Effective February 1, 1998, DENTSPLY implemented a new organizational structure for its profit center locations. The new structure is designed to put key worldwide franchises that have multiple locations under common senior management.

    Effective February 1, 1998, W. William Weston was named Senior Vice President of the following profit centers: DeDent, Dentsply France, Dentsply Italy, Dentsply United Kingdom, L.D. Caulk, SIMFRA, SPAD and StomaDent. From January 1, 1996 until February 1, 1998 Mr. Weston was Senior Vice President, European Group. Prior to that Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

     Effective February 1, 1998, Michael R. Crane was named Senior Vice President of the following profit centers: Ceramco, CeraMed, Dentsply Argentina, Dentsply Brazil, Dentsply Canada, Dentsply Mexico, DeTech, Latin American Export, MPL, North American Group Marketing, Preventive Care, Ransom & Randolph and Trubyte. From January 1, 1996 until February 1, 1998, Mr. Crane was Senior Vice President, North American Group. Prior to that he was Senior Vice President, Europe, Mideast, Africa and Commonwealth of Independent States of the Company effective in
early 1995.   Prior thereto he served as Senior Vice President,
International Operations of the Company since the Merger, and in a similar capacity with Old Dentsply commencing in November 1989. Prior to that time, he served as Vice President Sales/Marketing for Whaledent International, a division of IPCO Corporation.

     Effective February 1, 1998, Thomas L. Whiting was named Senior Vice President of the following profit centers: Dentsply Asia, Dentsply Australia, Dentsply Japan, Gendex, Maillefer, Midwest, New Image, Tulsa Dental, Gendex Germany, and Gendex Italy. From early 1995 until February 1, 1998 Mr. Whiting was Senior Vice President, Pacific Rim, Latin America and Gendex; his responsibilities and title were expanded to encompass Tulsa

Dental and New Image upon the Company's acquisitions of those businesses. Prior to this appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division since the Merger, and prior thereto served in the same capacity with Old Dentsply since joining Old Dentsply in 1987. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

     Edward D. Yates has been Senior Vice President and Chief Financial Officer of the Company since the Merger and prior thereto served in a similar capacity with Old Dentsply commencing in March 1991. From January 1990 until March 1991, he served as Old Dentsply's Controller. Prior to that time, he was the Treasurer of Old Dentsply. Mr. Yates is a Certified Public Accountant.

     Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. From August 1994 to December 1994 he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick. Prior to that he was Senior Counsel at Hershey Foods Corporation.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market
--------------------------------------------------------------
Risk
----

     Not applicable.

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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting compliance" and "Other Matters" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

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

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------
                                                       Sequential
     (a)  Documents filed as part of this Report        Page No.
          --------------------------------------       ----------

          1.  Supplemental Stock Information               36

          2.  Selected Financial Data                      37

          3.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   39

          4.  Financial Statements and Supplementary
              Data
              --------------------------------------
              The following consolidated financial
              statements of the Company are filed as
              part of this Annual Report on Form 10-K:

              Management's Financial Responsibility        45

              Independent Auditors' Report of
              KPMG Peat Marwick LLP                        46

              Consolidated Statements of Income
              for the years ended December 31,
              1997, 1996 and 1995                          47

              Consolidated Balance Sheets as of
              December 31, 1997 and 1996                   48

              Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1997, 1996 and
              1995                                         49

              Consolidated Statements of Cash
              Flows for the years ended
              December 31, 1997, 1996 and 1995             51

              Notes to Consolidated Financial
              Statements                                   55

                                                       Sequential
          5.  Financial Statement Schedules             Page No.
              -----------------------------            ----------
              The following financial statement
              schedule is filed as part of this
              Annual Report on Form 10-K:

              Schedule II - Valuation and qualifying       75
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

                Exhibit
                Number                     Description
                -------                    -----------
                   3.1        Certificate of Incorporation (1)
                   3.2        By-Laws, as amended (1)
                   4.1        364-Day and 5-Year Competitive
                              Advance, Revolving Credit and
                              Guaranty Agreements dated as of
                              October 23, 1997 among the Company,
                              the guarantors named therein, the
                              banks named therein, the Chase
                              Manhattan Bank as Administrative
                              Agent, and ABN Amro Bank, N.V. as
                              Documentation Agent.  (Note: All
                              attachments have been omitted.
                              Copies of such attachments will be
                              furnished supplementally to the
                              Securities and Exchange Commission
                              upon request.)
                  10.1  (a)   1987 Employee Stock Option Plan
                              (4)*
                        (b)   Amendment No. 1 to the Company's
                              1987 Employee Stock Option Plan
                              (5)*
                  10.2  (a)   Letter Agreement dated June 29,
                              1990 by and between Cravey, Green &
                              Wahlen Incorporated and the Company
                              (3)*
                        (b)   Stock Purchase Warrant dated August
                              28, 1990 issued to Cravey, Green &
                              Wahlen Incorporated by the Company
                              (2)*
                        (c)   Stock Purchase Warrant Plan adopted
                              February 25, 1993 (6)
                  10.3        1992 Stock Option Plan adopted May
                              26, 1992 (7)*
                  10.4  (a)   Employee Stock Ownership Plan as
                              amended effective as of December 1,
                              1982, restated as of January 1,
                              1991 (10)*
                        (b)   Second Amendment to the DENTSPLY
                              Employee Stock Ownership Plan (13)
                  10.5  (a)   Retainer Agreement dated December
                              29, 1992 between the Company and
                              State Street Bank and Trust Company
                              ("State Street") (8)
                        (b)   Trust Agreement between the Company
                              and State Street Bank and Trust

                              Company dated as of August 11, 1993
                              (9)
                        (c)   Amendment to Trust Agreement
                              between the Company and State
                              Street Bank and Trust Company
                              effective August 11, 1993 (9)
                  10.6        DENTSPLY Stock Option Conversion
                              Plan approved June 23, 1993 (8)*
                  10.7        Employment Agreement dated January
                              1, 1996 between the Company and
                              Burton C. Borgelt (12)*
                  10.8  (a)   Employment Agreement dated as of
                              December 31, 1987 between the
                              Company and John C. Miles II (8)*
                        (b)   Amendment to Employment Agreement
                              between the Company and John C.
                              Miles II dated February 16, 1996,
                              effective January 1, 1996 (12)*
                  10.9        Employment Agreement dated as of
                              December 31, 1987, as amended as of
                              February 8, 1990, between the
                              Company and Leslie A. Jones (8)*
                  10.10       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Michael R. Crane (8)*
                  10.11       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and Edward D. Yates (8)*
                  10.12       Employment Agreement dated as of
                              December 10, 1992 between the
                              Company and J. Patrick Clark (8)*
                  10.13       Employment Agreement dated January
                              1, 1996 between the Company and W.
                              William Weston (12)*
                  10.14       Employment Agreement dated January
                              1, 1996 between the Company and
                              Thomas L. Whiting (12)*
                  10.15       Employment Agreement dated October
                              11, 1996 between the Company and
                              Gerald K. Kunkle Jr. (13)*
                  10.16       1993 Stock Option Plan (1)*
                  10.17       Revolving Credit Agreement among
                              DENTSPLY International Inc., each
                              of the guarantors named therein,
                              and ABN AMRO Bank N.V., dated as of
                              September 9, 1994 (10)
                  10.18 (a)   DENTSPLY International Inc. 401(k)
                              Savings Plan Summary Plan
                              Description, as amended effective
                              January 1, 1994 (10)*
                        (b)   Fourth Amendment to the DENTSPLY
                              International 401(k) Savings Plan
                              effective January 1, 1996 (13)*
                  10.19       Midwest Dental Products Corporation
                              Pension Plan as amended and re-
                              stated effective January 1, 1989
                              (10)*
                  10.20       Revised Ransom & Randolph Pension
                              Plan, as amended effective as of
                              September 1, 1985, restated as of
                              January 1, 1989 (10)*
                  10.21       DENTSPLY International Inc.
                              Directors' Deferred Compensation
                              Plan effective January 1, 1997
                              (13)*
                  10.22       Asset Purchase and Sale Agreement,
                              dated January 10, 1996, between
                              Tulsa Dental Products, L.L.C. and
                              DENTSPLY International Inc. (11)
                  21.1        Subsidiaries of the Company
                  23.1        Consent of KPMG Peat Marwick LLP
                  27          Financial Data Schedule
-------------------

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

(11) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
      1996, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

(13) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-16211.


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

(7)  Unsecured Note dated July 8, 1993 between the Company and
     Harris Trust and Savings Bank in the principal amount of $1,750,000.


     (b)          Reports on Form 8-K
          -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1997.


                                                    * * * * * *

Supplemental Stock Information
------------------------------

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "XRAY". The following table sets forth high and low sale prices of the Company's common stock for the periods indicated as reported on the Nasdaq National Market (after giving effect to the two-for-one stock split effective on October 29, 1997):

                        Market Range of Common Stock       Cash
                        ----------------------------     Dividend
1997                        High         Low             Declared
----                      --------     --------          --------
First Quarter             $27-1/2      $23-3/8            $.04625
Second Quarter             26-3/16      22-5/16            .04625
Third Quarter              28-15/16     24-5/16            .05125
Fourth Quarter             31-3/4       26-1/8             .05125

1996
----
First Quarter             $20-3/8      $18-3/4            $.04125
Second Quarter             22-3/8       20                 .04125
Third Quarter              22-1/4       18-5/8             .04125
Fourth Quarter             24-1/2       20-7/8             .04625

1995
----
First Quarter             $18-1/8      $15-1/2            $.03750
Second Quarter             18-7/16      17-1/8             .03750
Third Quarter              20-1/8       16-3/8             .03750
Fourth Quarter             20-1/8       16-15/16           .04125




     The Company estimates, based on information supplied by its transfer agent, that there are approximately 15,725 holders of common stock, including 498 holders of record.

                                           DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
                                                     SELECTED FINANCIAL DATA
                                                                           Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1997            1996            1995            1994             1993
                                              ------------    ------------     ------------    ------------    ------------
Statement of Income Data:                                       (in thousands, except per share amounts)
Net sales                                     $    720,760    $    656,557     $    572,028    $    524,758    $    503,820
Cost of products sold                              352,034         331,887          291,176         267,034         257,707
                                              ------------    ------------     ------------    ------------    ------------
Gross profit                                       368,726         324,670          280,852         257,724         246,113
Selling, general and administrative expenses       236,270         205,206          180,117         160,324         172,147
                                              ------------    ------------     ------------    ------------    ------------
Operating income from continuing operations
 before discretionary ESOP contributions           132,456         119,464          100,735          97,400          73,966
Discretionary ESOP contributions                       ---             ---              ---             ---           4,361
Interest expense                                    12,660          11,095            9,144           7,999          20,752
Interest income                                     (1,654)         (1,024)          (1,265)         (1,527)           (370)
Other (income) expense, net                           (556)         (1,567)           2,839            (734)         (2,119)
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations
 before income taxes                               122,006         110,960           90,017          91,662          51,342
Provision for income taxes                          47,452          43,738           36,054          37,518          26,197
                                              ------------    ------------     ------------    ------------    ------------
Income from continuing operations                   74,554          67,222           53,963          54,144          25,145
                                              ------------    ------------     ------------    ------------    ------------
Discontinued operations:
 Income from the operation of discontinued
  Medical business (net of income taxes of
  $.6 million in 1994 and $1.6 million in
  1993)                                                ---             ---              ---           1,311           2,925
 Gain on disposal of Medical business,
  including provision of $.5 million for
  operating losses during phase-out period
  (net of income taxes of $5.5 million)                ---             ---              ---           6,543             ---
                                              ------------    ------------     ------------    ------------    ------------
Income from discontinued operations                    ---             ---              ---           7,854           2,925
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                    74,554          67,222           53,963(1)       61,998          28,070(1)
Extraordinary loss related to early
 extinguishment of debt (net of
 income tax benefit of $6.3 million)                   ---             ---              ---             ---          14,018
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $     74,554    $     67,222     $     53,963(1) $     61,998    $     14,052(1)
                                              ============    ============     ============    ============    ============

                                                                            Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1997            1996            1995            1994             1993
Basic Earnings per Common Share:              ------------    ------------     ------------    ------------    ------------
--------------------------------                                      (in thousands, except per share amounts)
Income from continuing operations             $       1.38    $       1.25     $       1.00    $        .98    $        .51
Income from the operation of
 discontinued Medical business                         ---             ---              ---             .02             .06
Gain on disposal of Medical business                   ---             ---              ---             .12             ---
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                      1.38            1.25             1.00            1.12             .57
Extraordinary item                                                     ---              ---             ---            (.28)
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $       1.38    $       1.25     $       1.00    $       1.12    $        .29
                                              ============    ============     ============    ============    ============
Diluted Earnings per Common Share:
----------------------------------
Income from continuing operations             $       1.37    $       1.25     $        .99    $        .97    $        .50
Income from the operation of
 discontinued Medical business                         ---             ---              ---             .02             .06
Gain on disposal of Medical business                   ---             ---              ---             .12             ---
                                              ------------    ------------     ------------    ------------    ------------
Income before extraordinary item                      1.37            1.25              .99            1.11             .56
Extraordinary item                                     ---             ---              ---             ---            (.28)
                                              ------------    ------------     ------------    ------------    ------------
Net income                                    $       1.37    $       1.25     $        .99    $       1.11    $        .28
                                              ============    ============     ============    ============    ============
Cash Dividends Declared per Common Share      $       .195    $        .17     $      .1538    $       .075    $        ---
Weighted average common shares outstanding:
Basic                                               53,937          53,840           54,024          55,552          49,196
Diluted                                             54,229          53,994           54,255          56,094          49,796
Balance Sheet Data (at end of period):
Working capital                               $    107,678    $    113,547     $    122,706(2) $     92,206(2) $     82,779(2)
Total assets                                       774,376         667,662          582,383(2)      466,930(2)      466,787(2)
Total long-term debt                               105,505          75,109           68,675          12,789          95,356
Stockholders' equity                               423,933         365,590          315,922         299,337         236,397
Other Data:
Depreciation and amortization                 $     32,405    $     28,108     $     21,488    $     18,133(3) $     17,951(3)
Capital expenditures                                27,660          20,801(3)        17,421(3)       12,504(3)        9,212(3)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Any statements released by the Company that are forward-looking, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations, 1997 Compared to 1996
--------------------------------------------

     Net sales increased $64.2 million, or 9.8% from $656.6 million in 1996 to $720.8 million in 1997. About one half of this increase was due to strong growth in the United States from a moderate increase in base business and incremental sales from the acquisition of New Image Industries, Inc. ("New Image") and the dental assets of DW Industries, Inc. ("DW"), EFOS Corporation ("EFOS") and MPL Technologies, Inc ("MPL"). The growth in the United States was partially offset by the adverse impact of the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY in the first quarter of 1997. In Europe, strong growth in base business plus incremental sales from the acquisition of Laboratoire SPAD, S.A. ("SPAD") and SIMFRA S.A.
("SIMFRA") was adversely impacted by the translation effect of the strong U.S dollar. Sales growth in the Pacific Rim and Latin America remained strong.

     Gross profit increased $44.1 million, or 13.6% due primarily to higher net sales. As a percentage of net sales, gross profit increased from 49.5% in 1996 to 51.2% in 1997. The percentage improved in 1997 due to better operating performance in manufacturing facilities in both the United States and Europe and a favorable mix of higher margin products in each major geographic region. In 1996, purchase price accounting for the acquisitions of Maillefer Instruments S.A. ("Maillefer"), Tulsa Dental Products LLC ("Tulsa Dental") and CeraMed Dental, LLC ("CeraMed") had an adverse impact on the gross profit percentage.

     Selling, general and administrative ("SG&A") expenses increased $31.1 million, or 15.1%. As a percentage of net sales, expenses increased from 31.3% in 1996 to 32.8% in 1997. This increase was mainly due to the high ratio of expenses to sales for certain direct selling businesses acquired in 1997 which typically have a high ratio of SG&A expenses to sales; increased amortization from 1997 acquisitions; expansion of the endodontic sales force and start-up of the group practices business unit in the United States; continued emphasis on upgrading the information systems in the United States and Europe; increased spending for the new China subsidiary in the Pacific Rim; increased research and development expenses; and costs associated with certain legal proceedings.


     The increase in interest expense of $1.6 million was due to acquisition debt, largely offset by cash generated from operations. Other income was $.6 million in 1997 compared to $1.6 million in 1996. The variance was primarily due to a legal settlement of $1.2 million in the Company's favor in 1996.

     Income before income taxes increased $11.0 million or 10.0% from $111.0 million in 1996 to $122.0 million in 1997. Net income in 1997 was $74.6 million, compared with $67.2 million reported in 1996, an increase of 10.9%.

     Basic earnings per common share (after giving effect to the two-for-one stock split effective on October 29, 1997) of $1.38 for 1997 increased $.13 or 10.4% from $1.25 in 1996. Diluted earnings per common share of $1.37 for 1997 increased $.12, or 9.6% from $1.25 in 1996.

Results of Operations, 1996 Compared to 1995
--------------------------------------------

     Net sales increased $84.6 million, or 14.8% from $572.0 million in 1995 to $656.6 million in 1996. About one half of this increase was due to the inclusion of a full year of the operations of Maillefer in 1996 versus a partial year in 1995, when Maillefer was acquired, and the 1996 acquisitions of the dental operations of Tulsa Dental and CeraMed. The remainder was due to strong growth in the Pacific Rim and Latin America and modest growth in both the United States and Europe.

     Gross profit increased $43.8 million, or 15.6% due primarily to higher net sales. Gross profit as a percentage of net sales was 49.5% in 1996 compared to 49.1% in 1995. The improvement in the gross margin percentage was due to a combination of high margin products from acquisitions, cost reductions, and increased margin obtained from replacing distributors with DENTSPLY affiliates in certain foreign locations. Improvements in the gross profit percentage were partially offset by the adverse impact of acquisition accounting for Maillefer, Tulsa Dental, and CeraMed.

     SG&A expenses increased $25.1 million, or 13.9%. As a percentage of net sales, expenses decreased from 31.5% in 1995 to 31.3% in 1996. This decrease was primarily due to lower spending levels compared to sales in Europe, Pacific Rim, and Latin America. The percentage to net sales improvement was partially offset by increased amortization from 1996 acquisitions, expenses associated with upgrading management information systems in the United States and Europe, continued emphasis on end user pull through marketing strategy, and research and development.

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

     Income before income taxes increased $21.0 million, or 23.3% from $90.0 million in 1995 to $111.0 million in 1996. Without the one-time charge of $3.1 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, income before income taxes increased $17.9 million, or 19.2%.

     Net income increased $13.2 million to $67.2 million in 1996 from $54.0 million in 1995, an increase of 24.6%. Without the one-time after-tax charge of $1.8 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, net income increased $11.4 million, or 20.4%.

     Basic earnings per common share of $1.25 for 1996 increased $.25, or 25.0% from $1.00 in 1995. Without the one-time after-tax charge of $1.8 million in 1995 to cover the costs of closing the Company's executive offices in Illinois, basic earnings per common share increased $.22, or 21.4% over 1995. Diluted earnings per common share of $1.25 for 1996 increased $.26, or 26.3% from $.99 in 1995. Without the one-time after-tax charge, diluted earnings per common share increased $.22, or 21.4% over 1995.

Foreign Currency
----------------

     Since approximately 40% of the Company's revenues have been generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company carefully considers the impact of currency fluctuations in its business decisions.

Liquidity and Capital Resources
-------------------------------

     In January 1997, the Company purchased the assets of DW for $16.3 million and all of the capital stock of SPAD for approximately $36.0 million in cash and a deferred payment of $3.5 million, which was paid in January 1998. In March 1997 the Company purchased all of the capital stock of New Image for approximately $11.0 million. In July 1997 the Company purchased the dental assets of EFOS for approximately $15.0 million and all of the capital stock of SIMFRA for about $5.5 million. In November 1997, the Company purchased certain assets of MPL for approximately $4.4 million in cash and a deferred payment of $.4 million. These cash transactions were funded from the Company's $175 million Bank Revolving Loan Facility and short-term bank borrowings.

     In October 1997, the Company entered into new revolving credit agreements (the "Revolving Credit Agreements") for a $175 million five year facility and a $125 million 364-day facility. The Revolving Credit Agreements replaced the 1993 $175 million Bank Revolving Loan Facility and the $60 million bank term loan. The five year facility matures in October 2002 but may be extended, subject to certain conditions, until October 2004. The 364-day facility terminates in October 1998 but contains a one year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days. The Revolving Credit Agreements are unsecured and contain various financial and other covenants.

     Under the Bank Multicurrency Revolving Credit Facility, the
Company is able to borrow up to $25 million for foreign working capital purposes on an unsecured basis through December 23, 1999. In addition, the Company has unused lines of credit for short-term financing of $54.0 million at December 31, 1997.

     Investment activities for 1997 included capital expenditures of $27.7 million.

     During 1997 the Company repurchased forty thousand shares of its common stock for $.9 million, in accordance with the share repurchase program authorized by the Board of Directors in December 1996. This authorization to repurchase shares expired on December 31, 1997. In December 1997, the Board of Directors authorized the repurchase of up to .5 million additional shares of common stock on the open market or in negotiated transactions. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

     At December 31, 1997, the Company's current ratio was 1.6 with working capital of $107.7 million. This compares with a current ratio of 1.8 and working capital of $113.5 million at December 31, 1996.

     The Company expects to be able to finance its cash requirements, including capital expenditures, stock repurchases, debt service and acquisitions from funds generated from operations and amounts available under the Revolving Credit Agreements.

     Cash flows from operating activities increased to $94.3 million in 1997 from $83.2 million in 1996 primarily due to higher net income.

Implant Business
----------------
     In March 1997, the American Arbitration Association's Commercial Arbitration Tribunal ordered a judgment in favor of the Company terminating, effective March 19, 1997, the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY's Implant Division. The sales, distribution and administrative functions acquired by the Company in 1991 under the Implant Distribution

Agreement, along with certain assets of the implant business, have been transferred back to Core-Vent Corporation. The noncancelable purchase commitment related to the Implant Distribution Agreement has been terminated. Net sales and a loss before income taxes for the implant business were $11.2 million and $3.8 million, respectively, in 1997 compared to net sales of $27.9 million and a loss before income taxes of $3.0 million in 1996.

Comprehensive Income
--------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. It is anticipated that the translation adjustment currently reported in Stockholder's Equity will be presented as a component of comprehensive income. Losses of $12.4 million in 1997 and $7.5 million in 1996 and gains of $3.0 million in 1995 from translation of foreign operations to U.S. dollars have been included in Stockholder's Equity and recorded as cumulative translation adjustments.

Segment Reporting
-----------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Since DENTSPLY operates in a single segment, it is anticipated that SFAS 131 will not require any additional segment disclosures to be presented by the Company.

Year 2000
---------

     The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue. In 1995, the Company commenced a year 2000 conversion project for all of its locations to address necessary software upgrades, training, data conversion, testing and implementation. The Company will incur internal staff costs as well as consulting and other expenses to complete the project by the anticipated date. The Company does not expect the amounts required to be expensed during the project to have a material effect on its financial position or results of operations.

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

The Audit Committee of the Board of Directors is composed entirely of outside directors who meet periodically with our independent auditors, KPMG Peat Marwick LLP to review the scope and results of their audit effort. The Audit Committee reviews with management and the independent auditors the financial controls and reporting practices and generally monitors the accounting affairs of the Company. Also, the Audit Committee recommends to the Board of Directors and management the appointment of the independent auditors.







John C. Miles II            Gerald K. Kunkle     Edward D. Yates
Vice Chairman and           President and Chief  Senior Vice President and
Chief Executive Officer     Operating Officer    Chief Financial Officer

                  Independent Auditors' Report








The Board of Directors and Stockholders
DENTSPLY International Inc.



We have audited the consolidated financial statements of DENTSPLY International Inc. and subsidiaries as listed in the accompanying index on page 29. In connectin with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 30. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTSPLY International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
January 22, 1998

                         DENTSPLY International Inc.
                               and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------------------------------
                                       (in thousands, except per share amounts)

Net sales                                   $720,760    $656,557    $572,028
Cost of products sold                        352,034     331,887     291,176
                                            --------    --------    --------
Gross profit                                 368,726     324,670     280,852
Selling, general and administrative
 expenses                                    236,270     205,206     180,117
                                            --------    --------    --------
Operating income                             132,456     119,464     100,735

Other income and expenses:
  Interest expense                            12,660      11,095       9,144
  Interest income                             (1,654)     (1,024)     (1,265)
  Other (income) expense, net                   (556)     (1,567)      2,839
                                            --------    --------    --------
Income before income taxes                   122,006     110,960      90,017

Provision for income taxes                    47,452      43,738      36,054
                                            --------    --------    --------
Net income                                  $ 74,554    $ 67,222    $ 53,963
                                            ========    ========    ========


Earnings per common share-basic             $   1.38    $   1.25    $   1.00
                         -diluted           $   1.37    $   1.25    $    .99

Cash dividends declared per common share    $   .195    $    .17    $  .1538


Weighted average common shares
 outstanding-basic                            53,937      53,840      54,024
            -diluted                          54,229      53,994      54,255
















The accompanying Notes are an integral part of these Financial Statements.

                          DENTSPLY International Inc.
                               and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                         -------------------
                                                           1997       1996
Assets                                                   -------------------
Current assets:                                             (in thousands)
  Cash and cash equivalents                              $  9,848   $  5,619
  Accounts and notes receivable - trade, net              114,366    101,977
  Inventories                                             124,748    125,398
  Prepaid expenses and other current assets                28,065     23,752
                                                         --------   --------
    Total Current Assets                                  277,027    256,746
Property, plant and equipment, net                        147,130    141,458
Other noncurrent assets, net                               13,314     13,259
Identifiable intangible assets, net                       103,513     59,787
Costs in excess of fair value of net assets
 acquired, net                                            233,392    196,412
                                                         --------   --------
Total Assets                                             $774,376   $667,662
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt    $ 24,005   $ 26,711
  Accounts payable                                         38,942     33,720
  Accrued liabilities                                      71,563     52,504
  Income taxes payable                                     34,839     30,264
                                                         --------   --------
    Total Current Liabilities                             169,349    143,199
Long-term debt                                            105,505     75,109
Other liabilities                                          43,954     49,467
Deferred income taxes                                      27,647     30,000
                                                         --------   --------
    Total Liabilities                                     346,455    297,775
                                                         --------   --------
Minority interests in consolidated subsidiaries             3,988      4,297
                                                         --------   --------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; .25 million
  shares authorized; no shares issued                         ---        ---
 Common stock, $.01 par value; 100 million shares
  authorized; 54.2 million shares and 27.1 million
  pre-split shares issued at December 31, 1997 and 1996,
  respectively                                                542        271
 Capital in excess of par value                           150,738    150,031
 Retained earnings                                        301,058    237,300
 Cumulative translation adjustment                        (16,720)    (4,278)
 Employee stock ownership plan reserve                     (9,497)   (11,016)
 Treasury stock, at cost, .1 million and .4 million
  shares at December 31, 1997 and 1996, respectively       (2,188)    (6,718)
                                                         --------   --------
    Total Stockholders' Equity                            423,933    365,590
                                                         --------   --------
Total Liabilities and Stockholders' Equity               $774,376   $667,662
                                                         ========   ========
The accompanying Notes are an integral part of these Financial Statements.

                                                   DENTSPLY International Inc.
                                                         and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Capital in                  Cumulative    Employee Stock                  Total
                                   Common      Excess of      Retained    Translation     Ownership      Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment     Plan Reserve     Stock          Equity
                                 ----------   ------------   -----------  -----------   --------------  ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1994     $   278        $182,087       $133,531     $   198        $(14,055)    $ (2,702)      $299,337

Exercise of stock options and
 warrants                              2          (4,850)          -           -               -           9,100          4,252
Tax benefit related to stock
 options and warrants exercised     -              4,781           -           -               -            -             4,781
Repurchase of 2.7 million
 shares of common stock             -               -              -           -               -         (42,703)       (42,703)
Cash dividends declared, $.1538
 per common share                   -               -            (8,263)       -               -            -            (8,263)
Cancellation of 1.8 million
 shares of treasury stock             (9)        (32,019)          -           -               -          32,028           -
Translation adjustment              -               -              -          3,036            -            -             3,036
Net change in ESOP reserve          -               -              -           -              1,519         -             1,519
Net income                          -               -            53,963        -               -            -            53,963
                                 -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1995         271         149,999        179,231       3,234         (12,536)      (4,277)       315,922

Exercise of stock options and
 warrants                           -               (146)          -           -               -           1,384          1,238
Tax benefit related to stock
 options and warrants exercised     -                218           -           -               -            -               218
Compensatory stock options
 lapsed                             -                (40)          -           -               -            -               (40)
Repurchase of .2 million
 shares of common stock             -               -              -           -               -          (3,825)        (3,825)
Cash dividends declared, $.17
 per common share                   -               -            (9,153)       -               -            -            (9,153)
Translation adjustment              -               -              -         (7,512)           -            -            (7,512)
Net change in ESOP reserve          -               -              -           -              1,520         -             1,520
Net income                          -               -            67,222        -               -            -            67,222
                                 -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1996     $   271        $150,031       $237,300     $(4,278)       $(11,016)    $ (6,718)      $365,590

The accompanying Notes are an integral part of these Financial Statements.

                                                                 49

                                                  DENTSPLY International Inc.
                                                         and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Capital in                  Cumulative    Employee Stock                   Total
                                   Common      Excess of      Retained    Translation     Ownership      Treasury    Stockholders'
                                   Stock       Par Value      Earnings    Adjustment     Plan Reserve     Stock          Equity
                                 ----------   ------------   -----------  -----------   --------------  ----------   -------------
                                                                         (in thousands)
Balance at December 31, 1996         271         150,031        237,300       (4,278)       (11,016)      (6,718)       365,590

Exercise of stock options and
 warrants                           -               (133)          -            -              -           5,458          5,325
Tax benefit related to stock
 options and warrants exercised     -                840           -            -              -            -               840
Repurchase of forty thousand
 shares of common stock             -               -              -            -              -            (928)          (928)
Cash dividends declared, $.195
 per common share                   -               -           (10,525)        -              -            -           (10,525)
Two-for-one stock split effected
 in the form of a stock dividend     271            -              (271)        -              -            -              -
Translation adjustment              -               -              -         (12,442)          -            -           (12,442)
Net change in ESOP reserve          -               -              -            -             1,519         -             1,519
Net income                          -               -            74,554         -              -            -            74,554
                                 -------        --------       --------     --------       --------     --------       --------
Balance at December 31, 1997     $   542        $150,738       $301,058     $(16,720)      $ (9,497)    $ (2,188)      $423,933
                                 =======        ========       ========     ========       ========     ========       ========


The accompanying Notes are an integral part of these Financial Statements.

                                                                 50

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------     --------
Cash flows from operating activities:                                     (in thousands)


Net income                                                      $ 74,554     $ 67,222     $ 53,963

Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                   15,341       14,799       12,130
   Amortization                                                   17,064       13,309        9,358
   Deferred income taxes                                          (1,828)      (3,008)      (1,692)
   Other non-cash transactions                                       263          289          668
   Loss on disposal of property, plant and equipment                 559          367        1,027
   Changes in operating assets and liabilities, net of
    effects from acquisitions and divestitures of
    businesses and effects of exchange:
     Accounts and notes receivable-trade, net                    (13,080)      (6,777)      (1,893)
     Inventories                                                   1,694          256       (8,233)
     Prepaid expenses and other current assets                      (305)      (4,574)        (775)
     Other noncurrent assets, net                                    (82)         497          225
     Accounts payable                                             (1,795)         472        2,372
     Accrued liabilities                                            (483)         945          (51)
     Income taxes payable                                          4,250        1,467       (2,971)
     Other liabilities                                            (1,864)      (2,075)       3,388
                                                                --------     --------     --------
Net cash provided by operating activities                         94,288       83,189       67,516
                                                                --------     --------     --------

The accompanying Notes are an integral part of these Financial Statements.


                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------     --------
Cash flows from investing activities:                                     (in thousands)

Proceeds from disposal of Medical business                           ---        7,500        3,260
Proceeds from sale of property, plant and equipment, net           1,257          351        2,443
Capital expenditures                                             (27,660)     (20,804)     (17,633)
Expenditures for identifiable intangible assets                   (3,382)      (3,000)         (60)
Acquisitions of businesses, net of cash acquired                 (78,822)     (82,181)     (73,407)
Other direct costs of acquisition and divestiture activities      (2,395)        (259)        (512)
Other, net                                                          (155)        (355)         ---
                                                                --------     --------     --------
Net cash used in investing activities                           (111,157)     (98,748)     (85,909)
                                                                --------     --------     --------


The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------     --------
Cash flows from financing activities:                                     (in thousands)

Proceeds from sale of common stock, including tax benefit
 of stock options exercised                                        6,165        1,456        9,034
Cash paid for treasury stock                                        (928)      (3,825)     (42,703)
Cash dividends paid                                              (10,238)      (8,893)      (8,123)
Increase (decrease) in bank overdrafts                               886       (2,357)       1,580
Proceeds from long-term borrowings, net of deferred
 financing costs                                                 218,449       87,499      123,635
Payments on long-term borrowings                                (184,524)     (67,490)     (70,915)
Increase (decrease) in short-term borrowings                      (7,605)      11,382          (28)
Decrease in employee stock ownership plan reserve                  1,519        1,520        1,519
                                                                --------     --------     --------
Net cash provided by financing activities                         23,724       19,292       13,999
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash
 equivalents                                                      (2,626)      (2,088)       1,090
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents               4,229        1,645       (3,304)

Cash and cash equivalents at beginning of period                   5,619        3,974        7,278
                                                                --------     --------     --------
Cash and cash equivalents at end of period                      $  9,848     $  5,619     $  3,974
                                                                ========     ========     ========


The accompanying Notes are an integral part of these Financial Statements.

                                                                 53

                             DENTSPLY International Inc.
                                   and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                             ----------------------------------
                                               1997         1996         1995
Supplemental disclosures of cash flow        --------     --------     --------
 information:                                            (in thousands)
   Interest paid                             $  9,024     $  7,484     $  6,243
   Income taxes paid                           43,840       43,879       35,573
Supplemental disclosures of non-cash
 transactions:
   Note receivable for fixed assets
    associated with arbitration ruling
    terminating the Implant Distribution
    Agreement                                     389          ---          ---
   Assumption of debt in connection with
    acquisitions                                4,310          ---          ---

The Company assumed liabilities in conjunction with the following acquisitions:

                                               Fair Value   Cash Paid for
                                                of Assets      Assets or      Liabilities
                             Date Acquired      Acquired     Capital Stock      Assumed
                             -------------     ----------    -------------    -----------
                                                            (in thousands)
MPL Technologies, Inc.       November 1997        $ 5,452       $ 4,425         $ 1,027
EFOS Corporation             July 1997             15,032        14,988              44
SIMFRA S.A.                  July 1997              8,431         5,464           2,967
New Image Industries Inc.    March 1997            35,643        10,957          24,686
DW Industries, Inc.          January 1997          18,956        16,253           2,703
Laboratoire SPAD, S.A.       January 1997          47,054        35,992          11,062
CeraMed Dental, LLC          August 1996            5,000         5,000               0
Tulsa Dental Products LLC    January 1996          78,662        75,114           3,548
Dunvale Corporation          August 1995            1,982         1,839             143
Maillefer Instruments, S.A.  June 1995             97,188        65,798          31,390
KV33 Corporation             March 1995            14,329        11,450           2,879

The accompanying Notes are an integral part of these Financial Statements.

                        DENTSPLY International Inc.
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Description of Business
-----------------------
     DENTSPLY (the "Company") designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, impression materials, prophylaxis paste, dental sealants, ultrasonic scalers, and crown and bridge materials; the leading United States manufacturer and distributor of dental x-ray equipment, dental handpieces, intraoral cameras, dental operatory software systems, dental x-ray film holders, film mounts and bone substitute/grafting materials; and a leading United States distributor of dental cutting instruments. The Company distributes its dental products in over 100 countries under some of the most well-established brand names in the industry. DENTSPLY is committed to the development of innovative, high quality, cost-effective new products for the dental market.


Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of the Company
and all majority-owned subsidiaries.   Intercompany accounts and transactions
are eliminated. Minority interests in net income of consolidated subsidiaries are not material and are included in other (income) expense, net.


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


Accounts and Notes Receivable-Trade
-----------------------------------
     The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. Revenue is recognized when products are shipped.
For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. Accounts and notes receivable-trade are stated net of an allowance for doubtful accounts of $4.6 million and $2.5 million at December 31, 1997 and 1996, respectively.

Inventories
-----------
     Inventories are stated at the lower of cost or market. At December 31, 1997 and 1996, the cost of $14.9 million, or 12% and $10.0 million, or 8%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.


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


Identifiable Intangible Assets
------------------------------
     Identifiable intangible assets include patents, trademarks, non-compete covenants, licensing agreements and product manufacturing rights which are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. Identifiable intangible assets are stated net of accumulated amortization of $36.9 million and $28.9 million at December 31, 1997 and 1996, respectively. Identifiable intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.


Costs in Excess of Fair Value of Net Assets Acquired
----------------------------------------------------
     The excess of costs of acquired companies and product lines over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 25 to 40 years. Costs in excess of the fair value of net assets acquired are stated net of accumulated amortization of $34.0 million and $26.1 million at December 31, 1997 and 1996, respectively. Costs in excess of fair value of net assets acquired are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.


Fair Value of Financial Instruments
-----------------------------------
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The fair values of financial instruments approximate their recorded values.


Derivatives
-----------
     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies.

Foreign Exchange Risk Management
--------------------------------
     The Company routinely enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. As of December 31, 1997, the Company had contracts outstanding for the purchase of 29.7 million Swiss francs (approximately $20.7 million) and 13.7 million French francs (approximately $2.3 million), and the sale of $1.4 million Australian dollars (approximately $.9 million). As of December 31, 1996, the Company had contracts outstanding for the purchase of 21.4 million Swiss francs (approximately $16.2 million). These foreign exchange contracts generally have maturities of less than six months and counterparties to the transactions are typically large international financial institutions.


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

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange gains of $.3 million in 1997 and $.2 million in 1995 and losses of $.3 million in 1996 are included in other (income) expense, net.


Research and Development Costs
------------------------------
     Research and development costs are charged to expense as incurred and are
included in selling, general and administrative expenses.   Research and
development costs amounted to approximately $16.8 million, $14.7 million and $12.3 million for 1997, 1996 and 1995, respectively.


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

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

     On September 18, 1997 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on October 29, 1997 to shareholders of record on October 14, 1997. All share and per share data included in the accompanying financial statements, except as noted, have been restated to reflect the stock split.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. As required, the Company adopted SFAS 128 in the fourth quarter of 1997; accordingly, all per share amounts have been restated to reflect basic and diluted EPS.

                                       Income         Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                    -----------    -------------    ---------
                                     (in thousands, except per share amounts)
Year Ended December 31, 1997
     Basic EPS                        $ 74,554         53,937         $1.38
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               292
                                      --------         ------
     Diluted EPS                      $ 74,554         54,229         $1.37
                                      ========         ======

Year Ended December 31, 1996
     Basic EPS                        $ 67,222         53,840         $1.25
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               154
                                      --------         ------
     Diluted EPS                      $ 67,222         53,994         $1.25
                                      ========         ======

Year Ended December 31, 1995
     Basic EPS                        $ 53,963         54,024         $1.00
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               231
                                      --------         ------
     Diluted EPS                      $ 53,963         54,255          $.99
                                      ========         ======

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------
     In November 1997, the Company purchased certain assets of MPL Technologies, Inc. ("MPL"), a wholly-owned subsidiary of SoloPak
Pharmaceuticals, for $4.4 million in cash and a deferred payment of $.4 million. Located in Franklin Park, Illinois, MPL is a leading manufacturer and distributor of needles and needle-related products, primarily for the dental profession.

     In July 1997, the Company purchased the dental assets of EFOS Corporation ("EFOS") for Canadian $20.7 million in a cash transaction valued at approximately $15.0 million. EFOS, located in Toronto, Canada, is the developer and manufacturer of DENTSPLY's dental curing lights and amalgamators. Additionally, EFOS serves the dental market with protective eyewear products, replacement parts and curing light repair and service.

     Also in July 1997, the Company purchased the outstanding capital stock of SIMFRA S.A. ("SIMFRA") for FF32.1 million in a cash transaction valued at approximately $5.5 million and assumption of $1.4 million of debt. Located in Paris, SIMFRA is the exclusive importer of Maillefer Instruments, S.A. in France.

     In March 1997, the Company purchased all of the capital stock of New Image Industries, Inc. ("New Image") for $2.00 per share or approximately $11.0 million pursuant to a tender offer and assumption of $2.9 million of debt. New Image designs, develops, manufactures, and distributes intraoral cameras and computer imaging systems and related software exclusively for the dental market, and is located in Carlsbad, California.

     In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") in a cash transaction valued at approximately $16.3 million and an earn-out based on future sales growth of the business. Located in Las Vegas, Nevada, DW is the leading manufacturer of disposable air-water syringe tips for use in clinical dental office procedures.

     Also in January 1997, the Company purchased all of the outstanding capital stock of Laboratoire SPAD, S.A. ("SPAD") for FF199.5 million or $36.0 million in cash and a deferred payment of FF 21.5 million or $3.5 million which was paid in January 1998. SPAD, a subsidiary of GROUP MONOT, S.A., is a leading French manufacturer and distributor of dental anesthetic and other dental products.

     The 1997 acquisitions were accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $4.2 million for DW, $33.5 million for SPAD, $6.5 million for New Image, $3.8 million for SIMFRA, and $.1 million for MPL is being amortized over 25 years. Since the fair value of net assets acquired from EFOS exceeded the purchase price by approximately $.6 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess. These acquisitions, individually and in the aggregate, did not have a material impact on the Company's 1997 results; accordingly, pro forma information has been omitted.

     In August 1996, the Company paid $5 million for a 51% interest in CeraMed Dental, LLC ("CeraMed") and the right to acquire the remaining 49% interest at a later date. CeraMed, located in Lakewood, Colorado, is the leading US manufacturer and distributor of bone grafting materials and HA plasma-feed coating materials to dental markets.

     In January 1996, the Company purchased certain assets of Tulsa Dental Products LLC ("Tulsa Dental") in a cash transaction valued at $75.1 million and an earn-out based on future operating performance of the business. Based in Tulsa, Oklahoma, Tulsa Dental is a manufacturer and distributor of endodontic instruments and materials.

     In August 1995, the Company purchased the assets of Dunvale Corporation ("Dunvale") in a cash transaction valued at $1.8 million.

     In June 1995, the Company purchased approximately 96% of the outstanding capital stock of Maillefer Instruments, S.A. ("Maillefer") in a cash transaction valued at approximately $65.8 million. An additional 3.9% of Maillefer stock was purchased in June 1996 for cash of approximately $2.3 million. Based in Switzerland, Maillefer is a manufacturer and distributor of principally endodontic instruments.

     In March 1995, the Company purchased all of the outstanding capital stock of KV33 Corporation ("KV33") in a cash transaction valued at $11.5 million.

     The 1996 and 1995 acquisitions were also accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of the fair values of assets acquired. The excess of acquisition cost over net assets acquired of $.9 million for CeraMed, $53.7 million for Tulsa Dental, $1.5 million for Dunvale, and $10.2 million for KV33 is being amortized over 25 years. Since the fair value of net assets acquired from Maillefer exceeded the purchase price by approximately $16.7 million, the values otherwise assignable to noncurrent assets acquired have been reduced by a proportionate part of the excess.

     In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax") from Procter & Gamble for $7 million. Blendax is a distributor doing business principally in Germany, Austria and the United Kingdom. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material, and fluoride rinses and gels.

     In March 1998, the Company purchased the assets of InfoSoft in a cash transaction valued at approximately $8.5 million. Headquartered in White Marsh, Maryland, the primary business of InfoSoft is the development and sale of full-featured, practice-management software. InfoSoft is also the number one processor of electronic dental insurance claims in America.


NOTE 4 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------------------------

     The Company's operations are conducted primarily in one industry segment as a designer, manufacturer and distributor of dental equipment and supplies.

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


     Operating income (loss) from operations consists of net sales less related costs, direct operating expenses and intercompany royalties allocated from Corporate for use of patents and trademarks owned by the Company. Assets by geographic area are those used in the operations in the geographic area.

     The following table sets forth information about the Company's operations in different geographic areas for 1997, 1996, and 1995:

                               United
1997                           States     Europe     Other     Corporate   Eliminations    Total
----                          --------   --------   --------   ---------   ------------   --------
Net sales:                                                  (in thousands)
  Customers                   $402,743   $217,962   $100,055   $    ---      $    ---     $720,760
  Intercompany                  63,048     27,309      4,961        ---       (95,318)         ---
                              --------   --------   --------   --------      --------     --------
Total net sales                465,791    245,271    105,016        ---       (95,318)     720,760

Operating income (loss)         99,361     40,889      6,096    (12,975)         (915)     132,456

Assets                         561,419    303,076     55,281    380,979      (526,379)     774,376

1996
----
Net sales:
  Customers                   $364,221   $198,601   $ 93,735    $    ---     $    ---     $656,557
  Intercompany                  52,755     27,028      4,832         ---      (84,615)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                416,976    225,629     98,567         ---      (84,615)     656,557

Operating income (loss)         91,617     33,685      3,669      (8,975)        (532)     119,464

Assets                         411,655    259,826     48,079     218,314     (270,212)     667,662

1995
----
Net sales:
  Customers                   $322,929   $174,139   $ 74,960    $    ---     $    ---     $572,028
  Intercompany                  46,613     13,680      4,822         ---      (65,115)         ---
                              --------   --------   --------    --------     --------     --------
Total net sales                369,542    187,819     79,782         ---      (65,115)     572,028

Operating income (loss)         84,914     26,015        434      (9,302)      (1,326)     100,735

Assets                         319,429    258,723     43,631     128,823     (168,223)     582,383

     Third party export sales from the United States are less than ten percent of consolidated net sales.  One customer accounted for 12% of consolidated net sales in 1997.  No customer accounted for
10% or more of consolidated net sales in 1996 and 1995.

                                                                 62

NOTE 5 - INVENTORIES
--------------------

     Inventories consist of the following:
                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
                                                   (in thousands)
          Finished goods                        $ 63,987    $ 73,650
          Work-in-process                         24,844      23,936
          Raw materials and supplies              35,917      27,812
                                                --------    --------
                                                $124,748    $125,398
                                                ========    ========

     Pre-tax income was $.4 million, $.3 million, and $.2 million lower in 1997, 1996,and 1995, respectively as a result of using the LIFO method as compared to using the FIFO method. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be lower than reported at December 31, 1997 and 1996 by $1.3 million and $1.7 million, respectively.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:
                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
          Assets, at cost:                         (in thousands)
            Land                                $ 15,045    $ 17,222
            Buildings and improvements            68,009      68,185
            Machinery and equipment              117,243     103,887
            Construction in progress              11,856       8,505
                                                --------    --------
                                                 212,153     197,799
            Less:  Accumulated depreciation       65,023      56,341
                                                --------    --------
                                                $147,130    $141,458
                                                ========    ========
NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following:
                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
          Payroll, commissions, bonuses            (in thousands)
           and other cash compensation          $ 16,554    $ 10,739
          Employee benefits                        6,803       6,710
          Other                                   48,206      35,055
                                                --------    --------
                                                $ 71,563    $ 52,504
                                                ========    ========

NOTE 8 - FINANCING ARRANGEMENTS
-------------------------------

Short-Term Borrowings
---------------------
     Short-term bank borrowings amounted to $23.4 million and $26.3 million at December 31, 1997 and 1996, respectively. Unused lines of credit for short-term financing at December 31, 1997 and 1996 were $54.0 million and $63.5 million, respectively. Substantially all unused lines of credit have no major restrictions and are renewable annually. Interest is charged on borrowings under these lines of credit at various rates, generally under prime or equivalent money rates.

Long-Term Borrowings
--------------------
                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
                                                    (in thousands)
$175.0 million bank revolving loan facility
 maturing October 2002, Swiss Francs 45.4
 million, Pounds Sterling 6.5 million, and
 $50.0 million outstanding at December 31,
 1997, bearing interest at a weighted average
 of 2.1% for Swiss Francs borrowings, 7.7% for
 Pounds Sterling borrowings, and 6.0% for
 dollar borrowings                              $ 91,737    $    ---

$175.0 million bank revolving loan facility
 maturing December 1999                              ---      10,000

$60.0 million bank term loan maturing
 December 1999                                       ---      55,636

$25.0 million bank multicurrency revolving
 credit facility maturing December 1999,
 various currencies outstanding at
 December 31, 1997, bearing interest at
 a weighted average of 8.1%                       12,981       8,577

Other borrowings, various currencies and rates     1,370       1,318
                                                --------    --------
                                                 106,088      75,531
Less: Current portion (included in notes payable
      and current portion of long-term debt)         583         422
                                                --------    --------
                                                $105,505    $ 75,109
                                                ========    ========

     In October 1997, the Company entered into new revolving credit agreements (the "Revolving Credit Agreements") for a $175.0 million five-year facility and a $125.0 million 364-day facility. The Revolving Credit Agreements replaced the $175.0 million facility maturing in 1999 and the $60.0 million bank term loan.

     The Revolving Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company pays a facility fee of .10 percent annually on the amount of the commitment under the $175.0 five-year facility and .08 percent annually under the 364-day facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and, in the event of a LIBOR borrowing, the ratio of interest expense to operating income.

     The bank multicurrency revolving credit facility contains affirmative and negative covenants as to the operations and financial condition of the Company, which are substantially equivalent to those in the Revolving Credit Agreements. The Company pays a facility fee of .10 percent annually on the entire amount of the bank multicurrency revolving credit facility commitment.

NOTE 9 - OTHER LIABILITIES
--------------------------

     Other liabilities consist of the following:
                                                          December 31,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
                                                         (in thousands)
          Pension                                     $ 29,357    $ 30,870
          Medical and other postretirement benefits     10,307      10,299
          Other                                          4,290       8,298
                                                      --------    --------
                                                      $ 43,954    $ 49,467
                                                      ========    ========
NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

     All amounts have been restated to reflect the stock split in 1997.

     In December 1997, 1996, and 1995, the Board of Directors authorized the repurchase of up to .5 million, 5.4 million, and 5.6 million shares, respectively, of common stock on the open market or in negotiated transactions. Each of these authorizations to repurchase shares expires on December 31 of the following year. The Company repurchased forty thousand shares for $.9 million,
 .2 million shares for $3.8 million and 2.7 million shares for $42.7 million in 1997, 1996 and 1995, respectively.

     A former Chairman of the Board holds options to purchase 30,000 shares of common stock at an exercise price of $22.25, which was equal to the market price on the date of grant. The options are exercisable at any time through January 2004.

     The Company issued 360,000 stock purchase warrants in August 1990 in connection with an acquisition to the principals of an investment banking firm, one of whom is a former director of the Company. The warrants are exercisable at any time through August 28, 2000, at an exercise price of $3.06 per share (market price at date issued). During 1997, 16,000 of the warrants were exercised and 52,000 remain outstanding at December 31, 1997.

     The Company has three stock option plans (1987 Plan, 1992 Plan, and 1993
Plan).  Under the 1987 and 1992 Plans, a committee appointed by the Board of

Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options expire ten years and one month or ten years and one day after date of grant under the 1987 Plan and 1992 Plan, respectively.

     The 1993 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and stock options which do not constitute ISOs ("NSOs") to key employees and non-employee directors of the Company. Each non-employee director receives automatic and non-discretionary NSOs to purchase 6,000 shares of common stock on the date he or she becomes a non-employee director and an additional 6,000 shares on the third anniversary of the date the non-employee director was last granted an option. Grants of options to key employees are solely discretionary. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. The committee may shorten or lengthen the exercise schedule for any or all options granted to key employees. The exercise price of ISOs and NSOs is generally equal to the fair market value on the date of grant. ISOs granted to an individual who possesses more than 10% of the combined voting power of all classes of stock of the Company have an exercise price of 110% of fair market value and expire five years from the date of grant. The number of shares available for options under the 1993 Plan is adjusted annually to equal 5% of the outstanding common shares of the Company on each January 1. All options granted to date under the 1993 Plan have been NSOs.

     Options granted under any of the three Plans may be exercised only while the grantee is employed by the Company or is a member of the Board of Directors or within defined periods after termination.

     The following is a summary of the status of the Plans as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates:

                       ----Outstanding----    ----Exercisable----
                                  Weighted               Weighted    Available
                                  Average                Average       for
                                  Exercise               Exercise     Grant
                       Shares      Price       Shares     Price       Shares
                      ---------   --------    ---------  --------    ---------
December 31, 1994     1,349,284    $15.81       571,484   $ 7.42     2,649,028
Authorized                 ---                                           5,950
Granted                 894,600     18.34                             (894,600)
Exercised              (377,762)     5.18                                  ---
Expired/Canceled       (134,000)    22.00                              134,000
                      ---------                                      ---------
December 31, 1995     1,732,122     18.96       393,126    16.74     1,894,378
Authorized                  ---                                        (80,612)
Granted                 363,600     22.66                             (363,600)
Exercised               (71,878)    16.71                                  ---
Expired/Canceled       (105,856)    20.38                              102,334
                      ---------                                      ---------

December 31, 1996     1,917,988     19.66       805,848    18.64     1,552,500
Authorized                  ---                                         (5,586)
Granted                 489,300     28.00                             (489,300)
Exercised              (288,235)    18.26                                  ---
Expired/Canceled        (82,456)    19.60                               82,456
                      ---------                                      ---------
December 31, 1997     2,036,597     21.87     1,090,921    19.71     1,140,070
                      =========

     The following table summarizes information about stock options outstanding under the Plans at December 31, 1997:

                      -------Options Outstanding--------  -Options Exercisable-
                                    Weighted
                        Number       Average                Number
                      Outstanding   Remaining   Weighted  Exercisable  Weighted
                          At       Contractual  Average       At       Average
Range of              December 31,    Life      Exercise  December 31, Exercise
Exercise Prices          1997       (in years)   Price       1997       Price
---------------       -----------  -----------  --------  -----------  --------
$ 2.60 - $11.60            60,000      3.7       $ 7.31       60,000    $ 7.31
 14.50 -  17.40            91,532      6.8        17.21       62,398     17.17
 17.41 -  20.30           689,566      7.5        18.77      470,371     18.82
 20.31 -  23.20           479,266      6.5        22.08      420,204     22.19
 23.21 -  26.10           326,133      8.9        23.65       77,948     23.38
 26.11 -  29.00           390,100      9.9        28.91          ---       ---
                        ---------                          ---------
                        2,036,597      7.8       $21.87    1,090,921    $19.71
                        =========                          =========

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $10.43, $8.65 and $6.81, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1997-expected dividend yield 0.8%, risk-free interest rate 6.0%, expected volatility 26%, and an expected life of 6.5 years; 1996-expected dividend yield 0.8%, risk-free interest rate 6.4%, expected volatility 26%, and an expected life of 6.5 years; and 1995-expected dividend yield 0.8%, risk-free interest rate 5.9%, expected volatility 26%, and an expected life of 6.5 years.

     The Company applies APB 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS 123, the Company's net income would have been reduced as indicated below:
                                                    Year Ended December 31,
                                                  1997       1996       1995
                                                --------   --------   --------
                                       (in thousands, except per share amounts)
Net income
 As reported                                    $ 74,554   $ 67,222   $ 53,963
 Pro forma under SFAS 123                         72,851     66,109     53,774
Basic earnings per common share
 As reported                                        1.38       1.25       1.00
 Pro forma under SFAS 123                           1.35       1.23       1.00
Diluted earnings per common share
 As reported                                        1.37       1.25       1.00
 Pro forma under SFAS 123                           1.34       1.22        .99

     Pro forma net income reflects only options granted since January 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995 is not considered.


NOTE 11 - INCOME TAXES
----------------------

     The components of income before income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------    --------
                                                   (in thousands)
          United States                   $ 77,398    $ 77,619    $ 66,403
          Foreign                           44,608      33,341      23,614
                                          --------    --------    --------
                                          $122,006    $110,960    $ 90,017
                                          ========    ========    ========


     The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------    --------
          Current:                                 (in thousands)
            U.S. federal                  $ 27,407    $ 26,715    $ 21,526
            U.S. state                       4,350       4,401       4,112
            Foreign                         17,523      15,630      11,627
                                          --------    --------    --------
              Total                         49,280      46,746      37,265
                                          --------    --------    --------
          Deferred:
            U.S. federal                    (1,671)       (886)       (994)
            U.S. state                        (191)       (139)       (170)
            Foreign                             34      (1,983)        (47)
                                          --------    --------    --------
              Total                         (1,828)     (3,008)     (1,211)
                                          --------    --------    --------
                                          $ 47,452    $ 43,738    $ 36,054
                                          ========    ========    ========

     The provision for income taxes is reconciled to income before income taxes as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------    --------
     Statutory federal income tax rate      35.0%       35.0%       35.0%
       Effect of:
        State income taxes, net of
         federal benefit                     2.3         2.3         3.0
        Nondeductible amortization
         of goodwill                         1.3         1.2         1.5
        Foreign losses with no tax benefit   1.2          .9         1.4
        Other                                (.9)        ---         (.8)
                                          --------    --------    --------
                                            38.9%       39.4%       40.1%
                                          ========    ========    ========

     The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                  December 31, 1997       December 31, 1996
                               ----------------------- -----------------------
                                 Current   Noncurrent    Current   Noncurrent
                                  Asset       Asset       Asset       Asset
                               (Liability) (Liability) (Liability) (Liability)
                               ----------- ----------- ----------- -----------
                                                (in thousands)

Employee benefit accruals       $    952    $  5,185    $    879    $  5,056
Product warranty accruals          1,016         ---       1,166         ---
Facility relocation accruals         425       1,040       2,084         702
Insurance premium accruals         2,515         ---       2,090         ---
Differences in financial
 reporting and tax basis
 for:
  Inventory                          851         ---      (2,010)        ---
  Property, plant and
   equipment                         ---     (24,043)        ---     (26,249)
  Identifiable intangible assets     ---     (10,126)        ---      (9,855)
Other                              2,685         697       2,344         541
Foreign tax credit
 carryforwards                       ---         ---         ---         413
Tax loss carryforwards in
 foreign jurisdictions               ---       6,520         ---       5,987
Valuation allowance for
 foreign tax credit and
 tax loss carryforwards              ---      (6,520)        ---      (6,400)
                                --------    --------    --------    --------
                                $  8,444    $(27,247)   $  6,553    $(29,805)
                                ========    ========    ========    ========

    Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:
                                                      December 31,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
                                                     (in thousands)
       Prepaid expenses and other current assets $ 11,096     $  8,571
       Income taxes payable                        (2,652)      (2,018)
       Other noncurrent assets, net                   400          195
       Deferred income taxes                      (27,647)     (30,000)

     The provision for income taxes was reduced due to utilization of tax loss carryforwards by $151,000 in 1996. Certain foreign subsidiaries of the Company have tax loss carryforwards of $17.2 million at December 31, 1997, of which $11.1 million expire through 2005 and $6.1 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been offset by a valuation allowance.

    Income taxes have not been provided on $52.6 million of undistributed earnings of foreign subsidiaries, which will continue to be reinvested. If remitted as dividends, these earnings could become subject to additional tax. It is not practicable to estimate the amount of additional tax that might be payable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax payable.

NOTE 12 - BENEFIT PLANS
-----------------------

     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored pension plans. Total pension costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $7.1 million in 1997, $7.8 million in 1996 and $7.5 million in 1995. The DENTSPLY Employee Stock Ownership Plan ("ESOP") covers
substantially all the U.S. non-union employees of DENTSPLY.   Contributions to
the ESOP for 1997, 1996 and 1995 were $2.1 million, $2.0 million and $1.7
million, respectively.   In addition, interest expense incurred on ESOP loans
and participant notes approximated $.2 million for 1995. Interest for 1997 and 1996 was paid directly from income of the ESOP Trust.

     The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company will also make additional cash contributions totaling at least $3.0 million over the next six years.
Dividends received by the ESOP on allocated shares are passed through to Plan participants. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. At December 31, 1997, the ESOP held 8.4 million shares, of which 7.1 million shares were allocated to Plan participants and 1.3 million shares were unallocated and pledged as collateral for ESOP debt. Unallocated shares held by the ESOP were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

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

     The Company maintains pension plans for its employees in Germany and Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. The pension provision for the German and Swiss plans included the following components:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
                                                     (in thousands)
Service cost                                $  1,995    $  2,464    $  1,935
Interest cost on projected benefit
 obligations                                   2,622       3,171       2,839
Net investment return on plan assets          (1,317)     (1,296)       (251)
Net amortization and deferral                   (651)       (412)        296
                                            --------    --------    --------
                                            $  2,649    $  3,927    $  4,819
                                            ========    ========    ========

     The funded status and amounts recognized in the consolidated balance sheets for these retirement plans were as follows:

                               December 31, 1997         December 31, 1996
                            ------------------------  ------------------------
                              Assets     Accumulated    Assets     Accumulated
                             Exceeded     Benefits     Exceeded     Benefits
                            Accumulated   Exceeded    Accumulated   Exceeded
                             Benefits      Assets      Benefits      Assets
                            -----------  -----------  -----------  -----------
Actuarial present value of:                   (in thousands)
  Vested benefit
   obligations               $ 18,635     $ 23,688     $ 18,551     $ 24,204
                             ========     ========     ========     ========
  Accumulated benefit
   obligations               $ 18,635     $ 25,181     $ 18,551     $ 26,123
                             ========     ========     ========     ========
Actuarial present value
 of projected benefit
 obligations                 $ 19,566     $ 28,089     $ 19,213     $ 28,579

Plan assets at fair value      27,508          ---       25,557          ---
                             --------     --------     --------     --------

Plan assets less (greater)
 than projected benefit
 obligations                   (7,942)      28,089       (6,344)      28,579

Unrecognized obligation           ---       (1,314)         ---       (1,640)

Unrecognized net gain           5,674        1,506        3,675        4,616
                             --------     --------     --------     --------
(Prepaid pension expense)
 pension liability           $ (2,268)    $ 28,281     $ (2,669)    $ 31,555
                             ========     ========     ========     ========

     The projected benefit obligations for these plans were determined using discount rates of 7.0 percent as of December 31, 1997 and 7.5 percent as of December 31, 1996 in Germany and 4.5 percent as of December 31, 1997 and 1996 in Switzerland. The assumed long-term rate of return on Swiss plan assets for 1997 was 5.0 percent. The weighted average rate of increase used for future compensation levels was 3.0 percent for 1997 and 5.0 percent for 1996 and 1995 in Germany and 3.0 percent for 1997, 1996 and 1995 in Switzerland.

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

    The following table sets forth the combined status of the plans:

                                                    December 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
          Accumulated postretirement benefit       (in thousands)
           obligation:

            Retirees                            $  5,839    $  8,270
            Fully eligible active plan
             participants                            283         464
            Other active plan participants           813       1,496
                                                --------    --------
            Accumulated postretirement benefit
             obligation at end of period           6,935      10,230

            Unrecognized gain                      3,372          69
                                                --------    --------
            Net postretirement benefit
             liability                          $ 10,307    $ 10,299
                                                ========    ========

                                                Year Ended December 31,
                                           --------------------------------
                                             1997        1996        1995
                                           --------    --------    --------
Net periodic postretirement benefit                 (in thousands)
 cost for the period included the
 following components:

   Service cost - benefits attributed
    to service during the period           $    159    $    188    $    188

   Interest cost on accumulated
    postretirement benefit obligation           605         764         804

   Net amortization and deferral               (130)        ---         ---
                                           --------    --------    --------
     Net periodic postretirement
      benefit cost                         $    634    $    952    $    992
                                           ========    ========    ========

     For measurement purposes, the annual rate of increase in the per capita cost of covered healthcare benefits assumed for 1997 and thereafter was 7% in
1997 and 10% in 1996 and 1995.   The healthcare cost trend rate assumption has
a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1997 by $.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $.1 million for the year then ended.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1997 and 8% for 1996.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases automobiles and certain office, warehouse, machinery and equipment and manufacturing facilities under noncancelable operating leases. These leases generally require the Company to pay insurance, property taxes and other expenses related to the leased property. Total rental expense for all operating leases was $8.8 million for 1997, $9.2 million for 1996 and $8.8 million for 1995.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment amount to: $7.2 million for 1998, $6.1 million for 1999, $3.9 million for 2000, $1.7 million for 2001, $1.2 million for 2002, and $8.9 million thereafter (net of sublease rentals of $1.0 million in 1998, $.2 million in 1999, $.2 million in 2000, $.2 million in 2001, $.1 million in 2002, and $.5 million thereafter).

     In March 1997, the American Arbitration Association's Commercial Arbitration Tribunal ordered a judgment in favor of the Company terminating, effective March 19, 1997, the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY's Implant Division. The sales, distribution and administrative functions acquired by the Company in 1991 under the Implant Distribution Agreement, along with certain assets of the implant business, have been transferred back to Core-Vent Corporation. The noncancelable purchase commitment related to the Implant Distribution Agreement has been terminated.

     The Company has no material noncancelable purchase commitments.

     The Company has employment agreements with its executive officers and certain other management employees. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined) the Company's liability would be approximately $6.1 million at December 31, 1997.

     The Company is from time to time a party to lawsuits arising out of its operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

NOTE 14 - UNUSUAL OR NON-RECURRING ITEMS
----------------------------------------

     During 1995, the Company recorded certain unusual or non-recurring charges which impacted the comparison with other periods. These unusual or non-recurring charges, on an after-tax basis, consisted of $1.4 million of costs associated with consolidation of all executive functions in York, Pennsylvania and a loss of $.4 million on the sale of the corporate aircraft. The impact of these expenses on basic earnings per common share was $.035 in 1995.



NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     --------   --------   --------   --------
1997                                  (in thousands, except per share amounts)
----
Net sales                            $172,359   $178,307   $172,674   $197,420
Gross profit                           88,050     90,771     87,802    102,103
Operating income                       28,055     32,519     29,888     41,994
Net income                             16,924     17,843     16,256     23,531

Earnings per common share-basic           .31        .33        .30        .44
Earnings per common share-diluted         .31        .33        .30        .43
Cash dividends declared per
 common share                          .04625     .04625     .05125     .05125

1996
----
Net sales                            $155,910   $165,029   $155,327   $180,291
Gross profit                           76,928     81,640     74,472     91,630
Operating income                       26,901     31,228     24,699     36,636
Net income                             14,987     17,770     13,873     20,592

Earnings per common share-basic           .28        .33        .26        .39
Earnings per common share-diluted         .28        .33        .26        .38
Cash dividends declared per
 common share                          .04125     .04125     .04125     .04625

Schedule II                                   DENTSPLY INTERNATIONAL INC.
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                       Additions
                                               --------------------------
                                                  Charged
                                Balance at      (Credited)     Charged to    Write-offs                  Balance
                                Beginning        To Costs        Other         Net of     Translation    at End
Description                      of Period     And Expenses     Accounts     Recoveries   Adjustment    of Period
-----------                     ----------     ------------    -----------   ----------   -----------   ----------
                                                            (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
  1995                            $1,677        $   515        $   209 (a)   $  (213)      $    66       $ 2,254
  1996                             2,254            498             20 (b)      (224)          (73)        2,475
  1997                             2,475            590          2,496 (c)      (746)         (178)        4,637


Allowance for trade discounts:

For Year Ended December 31,
  1995                               506          2,446             -         (2,220)            5           737
  1996                               737          2,693             -         (2,920)           (3)          507
  1997                               507          2,904             -         (1,214)          (71)        2,126


Inventory valuation reserves:

For Year Ended December 31,
  1995                             5,622           908          15,608 (d)    (1,869)          459        20,728
  1996                            20,728          (569)            167 (b)    (1,380)       (2,128)       16,818
  1997                            16,818        (2,178)          2,282 (e)    (1,679)       (1,169)       14,075
------------------

(a) Maillefer acquisition.
(b) Tulsa acquisition.
(c) Includes $2,498 from acquisitions of MPL, New Image, SIMFRA and SPAD.
(d) Includes $15,531 from Maillefer acquisition.
(e) Includes $2,128 from acquisitions of MPL, New Image, SIMFRA and SPAD.

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


/s/ Leslie A. Jones         Chairman of the Board    March 27, 1998
-------------------------   and a Director
Leslie A. Jones


/s/ John C. Miles II        Vice Chairman of the     March 27, 1998
-------------------------   Board and Chief Executive
John C. Miles II            Officer and a Director
                            (Principal Executive Officer)


/s/ Gerald K. Kunkle        President and Chief      March 27, 1998
-------------------------   Operating Officer
Gerald K. Kunkle


/s/ Edward D. Yates         Senior Vice President    March 27, 1998
-------------------------   and Chief Financial
Edward D. Yates             Officer (Principal
                            Financial and Accounting
                            Officer)


/s/ Burton C. Borgelt       Director                 March 27, 1998
-------------------------
Burton C. Borgelt


/s/ Douglas K. Chapman      Director                 March 27, 1998
-------------------------
Douglas K. Chapman


Michael J. Coleman          Director                 March 27, 1998
-------------------------
Michael J. Coleman

/s/ Arthur A. Dugoni        Director                 March 27, 1998
-------------------------
Arthur A. Dugoni, D.D.S., M.S.D.


/s/ C. Frederick Fetterolf  Director                 March 27, 1998
--------------------------
C. Frederick Fetterolf


/s/ Edgar H. Schollmaier    Director                 March 27, 1998
-------------------------
Edgar H. Schollmaier


/s/ W. Keith Smith          Director                 March 27, 1998
-------------------------
W. Keith Smith

                          EXHIBIT INDEX
                                                           Sequential
Exhibit No.             Description                         Page No.
-----------             -----------                        ----------

    3.1        Certificate of Incorporation                    (1)
    3.2        By-Laws, as amended                             (1)
    4.1        364-Day and 5-Year Competitive Advance,         81
               Revolving Credit and Guaranty
               Agreements dated as of October 23, 1997
               among the Company, the guarantors named
               therein, the Chase Manhattan Bank as
               Administrative Agent, and ABN Amro
               Bank, N.V. as Documentation Agent.
               (Note: All attachments have been
               omitted.  Copies of such attachments
               Will be furnished supplementally to
               the Securites and Exchange Commission
               upon request.)
   10.1  (a)   1987 Employee Stock Option Plan                 (4)
         (b)   Amendment No. 1 to the Company's                (5)
               1987 Employee Stock Option Plan
   10.2  (a)   Letter Agreement dated June 29,                 (3)
               1990 by and between Cravey, Green &
               Wahlen Incorporated and the Company
         (b)   Stock Purchase Warrant dated August             (2)
               28, 1990 issued to Cravey, Green &
               Wahlen Incorporated by the Company
         (c)   Stock Purchase Warrant Plan adopted             (6)
               February 25, 1993
   10.3        1992 Stock Option Plan adopted May              (7)
               26, 1992
   10.4  (a)   Employee Stock Ownership Plan as               (10)
               amended effective as of December 1,
               1982, restated as of January 1,
               1991
         (b)   Second Amendment to the DENTSPLY               (13)
               Employee Stock Ownership Plan
   10.5  (a)   Retainer Agreement dated December               (8)
               29, 1992 between the Company and
               State Street Bank and Trust Company
               ("State Street")
         (b)   Trust Agreement between the Company             (9)
               and State Street Bank and Trust
               Company dated as of August 11, 1993
         (c)   Amendment to Trust Agreement                    (9)
               between the Company and State
               Street Bank and Trust Company
               effective August 11, 1993
   10.6        DENTSPLY Stock Option Conversion                (8)
               Plan approved June 23, 1993
   10.7        Employment Agreement dated January             (12)
               1, 1996 between the Company and
               Burton C. Borgelt
   10.8  (a)   Employment Agreement dated as of                (8)
               December 31, 1987 between the
               Company and John C. Miles II

         (b)   Amendment to Employment Agreement              (12)
               between the Company and John C.
               Miles II dated February 16, 1996,
               effective January 1, 1996
   10.9        Employment Agreement dated as of                (8)
               December 31, 1987, as amended as of
               February 8, 1990, between the
               Company and Leslie A. Jones
   10.10       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and Michael R. Crane
   10.11       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and Edward D. Yates
   10.12       Employment Agreement dated as of                (8)
               December 10, 1992 between the
               Company and J. Patrick Clark
   10.13       Employment Agreement dated January             (12)
               1, 1996 between the Company and W.
               William Weston
   10.14       Employment Agreement dated January             (12)
               1, 1996 between the Company and
               Thomas L. Whiting
   10.15       Employment Agreement dated October             (13)
               11, 1996 between the Company and
               Gerald K. Kunkle Jr.
   10.16       1993 Stock Option Plan                          (1)
   10.17       Revolving Credit Agreement among               (10)
               DENTSPLY International Inc., each
               of the guarantors named therein,
               and ABN AMRO Bank N.V., dated as of
               September 9, 1994
   10.18 (a)   DENTSPLY International Inc. 401(k)             (10)
               Savings Plan Summary Plan
               Description, as amended effective
               January 1, 1994
         (b)   Fourth Amendment to the DENTSPLY               (13)
               International 401(k) Savings Plan
   10.19       Midwest Dental Products Corporation            (10)
               Pension Plan as amended and re-
               stated effective January 1, 1989
   10.20       Revised Ransom & Randolph Pension              (10)
               Plan, as amended effective as of
               September 1, 1985, restated as of
               January 1, 1989
   10.21       DENTSPLY International Inc.                    (13)
               Directors' Deferred Compensation
               Plan effective January 1, 1997
   10.22       Asset Purchase and Sale Agreement,             (11)
               dated January 10, 1996, between
               Tulsa Dental Products, L.L.C. and
               DENTSPLY International Inc.
   21.1        Subsidiaries of the Company                    250
   23.1        Consent of KPMG Peat Marwick LLP               252
   27          Financial Data Schedule                        253
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

(11) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
      1996, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

(13) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996, File No. 0-16211.