Form 10-Q
period 1998-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1998-05-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ---------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At
May 5, 1998 the Company had 54,220,041 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  18
                                    ----
                    Exhibit Index at Page  17
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   March 31, 1998
                                 ----------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      12

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      14

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     15
   Item 6 - Exhibits and Reports on Form 8-K............     15

   Signatures...........................................     16

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 March 31,    December 31,
                                                   1998           1997
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   5,420      $   9,848
  Accounts and notes receivable-trade, net        120,535        114,366
  Inventories                                     130,639        124,748
  Prepaid expenses and other current assets        33,430         28,065
                                                ---------      ---------
     Total Current Assets                         290,024        277,027
Property, plant and equipment, net                147,336        147,130
Other noncurrent assets, net                       19,263         13,314
Identifiable intangible assets, net               104,200        103,513
Costs in excess of fair value of net
 assets acquired, net                             242,364        233,392
                                                ---------      ---------
Total Assets                                    $ 803,187      $ 774,376
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable                              $  35,927      $  38,942
  Accrued liabilities                              68,185         71,563
  Income taxes payable                             39,353         34,839
  Notes payable and current portion
   of long-term debt                               25,898         24,005
                                                ---------      ---------
     Total Current Liabilities                    169,363        169,349
Long-term debt                                    118,981        105,505
Deferred income taxes                              26,658         27,647
Other liabilities                                  43,726         43,954
                                                ---------      ---------
     Total Liabilities                            358,728        346,455
                                                ---------      ---------
Minority interests in consolidated subsidiaries     3,881          3,988
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 54.2 million shares
   issued at March 31, 1998 and
   December 31, 1997                                  542            542
  Capital in excess of par value                  152,046        150,738
  Retained earnings                               317,277        301,058
  Accumulated other comprehensive income          (20,170)       (16,720)
  Employee stock ownership plan reserve            (9,117)        (9,497)
  Treasury stock, at cost, .1 million shares
   at December 31, 1997                              -            (2,188)
                                                ---------      ---------
     Total Stockholders' Equity                   440,578        423,933
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 803,187      $ 774,376
                                                =========      =========

See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1998        1997
                                          --------    --------
                                 (in thousands, except per share amounts)

Net sales                                 $180,706    $172,359
Cost of products sold                       85,369      84,309
                                          --------    --------
Gross profit                                95,337      88,050
Selling, general and administrative
 expenses                                   63,785      59,995
                                          --------    --------
Operating income                            31,552      28,055
Interest expense                             2,966       2,751
Interest income                               (218)       (425)
Other (income) expense, net                 (1,472)     (2,085)
                                          --------    --------
Income before income taxes                  30,276      27,814
Provision for income taxes                  11,279      10,890
                                          --------    --------
Net income                                $ 18,997    $ 16,924
                                          ========    ========



Earnings per common share:
   Basic                                    $.35         $.31
   Diluted                                  $.35         $.31

Cash dividends declared per common
 share                                     $.05125     $.04625

Weighted average common shares
 outstanding:
   Basic                                    54,124      53,847
   Diluted                                  54,474      54,134














See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 18,997   $ 16,924
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      4,436      4,163
      Amortization                                      4,660      3,777
      All other, net                                  (25,591)   (15,248)
                                                     --------   --------
Net cash provided by operating activities               2,502      9,616
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (13,839)   (59,253)
   Additional consideration for prior purchased
    business                                           (3,522)      -
   Property, plant and equipment additions             (7,044)    (6,128)
   Other, net                                            (527)        71
                                                     --------   --------
Net cash used in investing activities                 (24,932)   (65,310)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (14,439)   (18,865)
   Proceeds from long-term debt                        27,886     66,878
   Increase in bank overdrafts and other
    short-term borrowings                               2,205     11,896
   Other, net                                           1,106       (341)
                                                     --------   --------
Net cash provided by financing activities              16,758     59,568
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                   1,244     (2,124)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents   (4,428)     1,750
Cash and cash equivalents at beginning of period        9,848      5,619
                                                     --------   --------
Cash and cash equivalents at end of period           $  5,420   $  7,369
                                                     ========   ========











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                (unaudited)

                                                          March 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
                                                        (in thousands)
Supplemental disclosures of cash flow information:
   Interest paid                                     $  2,128   $  1,454
   Income taxes paid                                    7,888      7,889
Supplemental disclosures of non-cash transactions:
   Liabilities assumed from acquisitions                2,511     28,962
   Assumption of debt in connection with
    acquisitions                                         -         2,900



In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax"). In March 1998, the Company purchased the assets of InfoSoft, Inc. ("InfoSoft"). In conjunction with the acquisitions, liabilities were assumed as follows:

                                         Blendax         InfoSoft
                                         --------        --------
    Fair value of assets acquired        $  6,711        $ 10,530
    Cash paid for assets or capital
     stock                                 (6,112)         (8,618)
                                         --------        --------
    Liabilities assumed                  $    599        $  1,912
                                         ========        ========


In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") for $16.3 million and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $34.5 million. In March 1997, the Company purchased approximately 90% of the capital stock of New Image Industries, Inc. ("New Image") for $9.9 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                                          DW          SPAD       New Image
                                       --------     --------     ---------
     Fair value of assets acquired     $ 16,315     $ 41,778     $ 31,526
     Cash paid for assets               (16,253)     (34,499)      (9,905)
                                       --------     --------     --------
     Liabilities assumed               $     62     $  7,279     $ 21,621
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

                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                                                    Accumulated
                                           Capital in                  Other                                        Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings      Income       ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   --------   -------------   ------------    ---------    ------------

Balance at December 31, 1997     $  542     $150,738     $301,058     $(16,720)     $ (9,497)     $ (2,188)      $423,933

Exercise of stock options and
 warrants                          -             719         -            -             -            2,188          2,907
Tax benefit related to stock
 options and warrants exercised    -             589         -            -             -             -               589
Cash dividends declared, $.05125
 per share                         -            -          (2,778)        -             -             -            (2,778)
Foreign currency translation
 adjustments                       -            -            -          (3,450)         -             -            (3,450)
Net change in ESOP reserve         -            -            -            -              380          -               380
Net income                         -            -          18,997         -             -             -            18,997
                                 ------     --------     --------     --------      --------      --------       --------

Balance at March 31, 1998        $  542     $152,046     $317,277     $(20,170)     $ (9,117)     $   -          $440,578
                                 ======     ========     ========     =======       ========      ========       ========







See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              MARCH 31, 1998
                              --------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At March 31, 1998 and December 31, 1997, the cost of $17.3 million or 13% and $14.9 million or 12%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

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


                                      Income        Shares      Per Share
                                    (Numerator)  (Denominator)    Amount
                                    -----------  -------------  ---------
                                   (in thousands, except per share amounts)
For the period ended March 31, 1998
     Basic EPS                        $ 18,997       54,124       $.35
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -             350         -
                                      --------       ------       ----
     Diluted EPS                      $ 18,997       54,474       $.35
                                      ========       ======       ====

For the period ended March 31, 1997
     Basic EPS                        $ 16,924       53,847       $.31
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -             287         -
                                      --------       ------       ----
     Diluted EPS                      $ 16,924       54,134       $.31
                                      ========       ======       ====


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax") from Procter & Gamble in a cash transaction valued at approximately DM13 million or $7 million. Blendax is a distributor doing business principally in Germany, Austria and the United Kingdom. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     In March 1998, the Company purchased the assets of InfoSoft Inc. ("InfoSoft") in a cash transaction valued at approximately $8.5 million. Located in White Marsh, Maryland, the primary business of InfoSoft is the development and sale of full-featured, practice management software. InfoSoft is also the number one processor of electronic dental insurance claims in America.
                                     9

     In April 1998, the Company purchased a 60% majority interest in GAC International Inc. ("GAC") for approximately $19.5 million. Located in Islip, New York, GAC provides a full line of high quality orthodontic products.


NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    March 31,     December 31,
                                      1998            1997
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 66,717        $ 63,987
     Work-in-process                  28,177          24,844
     Raw materials and supplies       35,745          35,917
                                    --------        --------
                                    $130,639        $124,748
                                    ========        ========

     Pre-tax income was $.1 million lower in the three months ended March 31, 1998 and 1997 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at March 31, 1998 and December 31, 1997 by $1.2 million and $1.3 million, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              March 31,     December 31,
                                                1998            1997
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 14,843        $ 15,045
        Buildings and improvements              65,340          68,009
        Machinery and equipment                121,532         117,243
        Construction in progress                14,406          11,856
                                              --------        --------
                                               216,121         212,153
     Less: Accumulated depreciation             68,785          65,023
                                              --------        --------
                                              $147,336        $147,130
                                              ========        ========

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1997 in notes payable and current portion of long-term debt ($1.9 million) and long-term debt ($13.5 million) were primarily due to utilization of the Company's credit facilities for the acquisition of Blendax, and InfoSoft (see Note 2).

NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

     As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Company's currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive income amounted to $22,447 and $22,926 for the periods ending March 31, 1998 and 1997, respectively. The following are the components of comprehensive income:

                                               Three Months Ended
                                                   March 31,
                                               1998         1997
                                                 (in thousands)
Net income                                   $ 18,997     $ 16,924
Foreign currency translation adjustments        3,450        6,002
                                             --------     --------
Comprehensive income                         $ 22,447     $ 22,926
                                             ========     ========


     The component of accumulated other comprehensive income is represented by foreign currency translation adjustments as follows:

                                                  Accumulated Other
                                                Comprehensive Income
                                             March 31,     December 31,
                                               1998            1997
                                                  (in thousands)

Foreign currency translation adjustments     $ 20,170        $ 10,280
                                             ========        ========

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

For the quarter ended March 31, 1998, net sales increased $8.3 million, or 4.8%, to $180.7 million, up from $172.4 million in the same period of 1997. The increase resulted from strong sales growth in the United States both from base businesses and from acquisitions. The growth in the United States was partially offset by the decline in implant sales due to the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY at the end of the first quarter of 1997. European sales increased due to strong growth in base businesses plus incremental sales from the acquisitions of Blendax and SIMFRA SA. European sales were adversely impacted by the translation effect of the strong U.S. dollar. Sales growth in the Pacific Rim and Latin America was adversely impacted by the Asian economy and the termination of distributors in Taiwan, Korea, Colombia and Chile which will be replaced by newly established local DENTSPLY subsidiaries later in 1998.

Gross profit increased $7.3 million, or 8.3%, to $95.3 million from $88.0 million in the first quarter of 1997 primarily as a result of higher net sales. As a percentage of sales, gross profit increased from 51.1% in the first quarter of 1997 to 52.8% in the same period of 1998. The primary reason is a more favorable mix of sales in the U.S. and Europe in 1998 where the average gross profit margin exceeds the average margins in other territories. In addition, the gross profit percentage in 1997 was adversely impacted by lower margin implant products.

Selling, general and administrative expenses increased $3.8 million, or 6.3%. As a percentage of sales, expenses increased from 34.8% in the first quarter of 1997 to 35.3% for the same period of 1998. A large part of the percentage increase was from businesses acquired in 1997 and 1998 and from higher expenses in the first quarter of 1998 to upgrade information systems in the United States and Europe which will be year 2000 compliant.

Income before income taxes increased $2.5 million, or 8.9%, while the provision for income taxes increased $.4 million or 3.6%. The effective tax rate was lowered to 37.3% in the first quarter of 1998 reflecting improvements from tax planning activities initiated in late 1997. Net income increased $2.1 million, or 12.2%, from the first quarter of 1997 due to higher income before income taxes and lower provision for income taxes in the first quarter of 1998. Basic and diluted earnings per common share increased from $.31 in 1997 to $.35 in 1998, or 12.9%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1998, the Company acquired the assets of Blendax for $6.1 million. In March 1998, the Company purchased the assets of InfoSoft for $8.6 million. In April 1998, the Company purchased a 60% majority interest in GAC for $19.5 million. These transactions were funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings.

Investing activities for the three months ended March 31, 1998 include capital expenditures of $7.0 million.

The Company's current ratio was 1.7 with working capital of $123.2 million at March 31, 1998. This compares with a current ratio of 1.6 and working capital of $107.7 million at December 31, 1997.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the three months ended March 31, 1998, cash flows from operating activities were $2.5 million compared to $9.6 million for the three months ended March 31, 1997. The decrease of $7.1 million results primarily from increases in accounts receivable, inventories and prepaid and other current assets.

IMPACT OF INFLATION

The Company has generally offset the impact of inflation on wages and the cost of purchased materials by improving operating efficiencies and increasing selling prices to the extent permitted by market conditions.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that are affected by the "Year 2000" issue. In 1995, the Company commenced a year 2000 conversion project for all of its locations to address necessary software upgrades, training, data conversion, testing and implementation. The Company will incur internal staff costs as well as consulting and other expenses to complete the project by the anticipated date of mid-1999. The Company does not expect the amounts required to be expensed during the project to have a material effect on its financial position or results of operations.

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

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        ---------
        Number    Description
        ------    -----------
          27      Financial Data Schedule
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


 May 14, 1998                 /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              Vice Chairman and
                              Chief Executive Officer



 May 14, 1998                 /s/  William R. Jellison
--------------------          -----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          27      Financial Data Schedule
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)           18