Form 10-Q
period 1998-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1998-08-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 12, 1998 the Company had 52,909,539 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  21
                                    ----
                    Exhibit Index at Page  20
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   June 30, 1998
                                 ---------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      17


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     18
   Item 4 - Submission of Matters to a Vote of
      Security Holders..................................
   Item 6 - Exhibits and Reports on Form 8-K............     18

   Signatures...........................................     19

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 June 30,     December 31,
                                                   1998           1997
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   6,772      $   9,848
  Accounts and notes receivable-trade, net        128,243        114,366
  Inventories                                     152,557        124,748
  Prepaid expenses and other current assets        33,881         28,065
                                                ---------      ---------
     Total Current Assets                         321,453        277,027
Property, plant and equipment, net                149,026        147,130
Other noncurrent assets, net                       20,584         13,314
Identifiable intangible assets, net               102,381        103,513
Costs in excess of fair value of net
 assets acquired, net                             275,820        233,392
                                                ---------      ---------
Total Assets                                    $ 869,264      $ 774,376
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable                              $  42,598      $  38,942
  Accrued liabilities                              95,339         71,563
  Income taxes payable                             24,898         34,839
  Notes payable and current portion
   of long-term debt                               37,251         24,005
                                                ---------      ---------
     Total Current Liabilities                    200,086        169,349
Long-term debt                                    171,700        105,505
Deferred income taxes                              28,686         27,647
Other liabilities                                  49,316         43,954
                                                ---------      ---------
     Total Liabilities                            449,788        346,455
                                                ---------      ---------
Minority interests in consolidated subsidiaries    11,569          3,988
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million shares
   issued at June 30, 1998 and 54.2 million
   shares issued at December 31, 1997                 543            542
  Capital in excess of par value                  152,924        150,738
  Retained earnings                               315,146        301,058
  Accumulated other comprehensive income          (20,379)       (16,720)
  Employee stock ownership plan reserve            (9,117)        (9,497)
  Treasury stock, at cost, 1.3 million shares
   at June 30, 1998 and .1 million shares
   at December 31, 1997                           (31,210)        (2,188)
                                                ---------      ---------
     Total Stockholders' Equity                   407,907        423,933
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 869,264      $ 774,376
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                            --------------------     --------------------
                              1998        1997         1998        1997
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $197,126    $178,307     $377,832    $350,666
Cost of products sold         93,275      87,536      178,644     171,845
                            --------    --------     --------    --------
Gross profit                 103,851      90,771      199,188     178,821
Selling, general and
 administrative expenses      68,530      58,252      132,315     118,247
Restructuring and other
 costs                        29,000        -          29,000        -
                            --------    --------     --------    --------
Operating income               6,321      32,519       37,873      60,574
Interest expense               3,797       3,466        6,763       6,217
Interest income                 (441)       (466)        (659)       (891)
Other (income) expense, net      908         180         (564)     (1,905)
                            --------    --------     --------    --------
Income before income taxes     2,057      29,339       32,333      57,153
Provision for income taxes     1,473      11,496       12,752      22,386
                            --------    --------     --------    --------
Net income                  $    584    $ 17,843     $ 19,581    $ 34,767
                            ========    ========     ========    ========



Earnings per common share:
   Basic                        $.01         $.33        $.36        $.65
   Diluted                      $.01         $.33        $.36        $.64

Cash dividends declared
 per common  share            .05125       .04625       .1025       .0925

Weighted average common shares outstanding:
   Basic                      53,942       53,890      54,032      53,869
   Diluted                    54,278       54,124      54,393      54,130











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
                                                        (in thousands)
Cash flows from operating activities:
   Net income                                        $ 19,582   $ 34,767
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      8,990      7,975
      Amortization                                      9,340      8,046
      Non-cash restructuring and other costs           29,000       -
      Inventories                                     (19,233)     1,355
      Other, net                                      (26,376)   (17,709)
                                                     --------   --------
Net cash provided by operating activities              21,303     34,434
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (49,828)   (58,510)
   Property, plant and equipment additions            (15,371)   (17,096)
   Other, net                                            (498)       713
                                                     --------   --------
Net cash used in investing activities                 (65,697)   (74,893)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (42,477)   (30,842)
   Proceeds from long-term debt                       101,496     83,616
   Increase (decrease) in bank overdrafts and
    other short-term borrowings                        15,228     (7,097)
   Cash paid for treasury stock                       (31,210)      (928)
   Other, net                                            (794)    (1,291)
                                                     --------   --------
Net cash provided by financing activities              42,243     43,458
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                    (925)      (827)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents   (3,076)     2,172
Cash and cash equivalents at beginning of period        9,848      5,619
                                                     --------   --------
Cash and cash equivalents at end of period           $  6,772   $  7,791
                                                     ========   ========
Supplemental disclosures of cash flow information:
 Interest paid                                          4,932      3,898
 Income taxes paid                                     24,096     20,909
 Non-cash activities:
   Liabilities assumed from acquisitions               23,347     28,057
   Cancellation of loan and accounts
    receivable from acquired subsidiaries                -         2,900
   Note receivable for inventory and fixed assets
    associated with arbitration ruling terminating
    the Implant Distribution Agreement                   -         6,814

See accompanying notes to unaudited consolidated condensed financial
statements.                          5

                       DENTSPLY INTERNATIONAL INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                (unaudited)



In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax") for $6.1 million. In March 1998, the Company purchased the assets of InfoSoft, Inc. ("InfoSoft") for $8.6 million. In April and May of 1998, the Company purchased a 67% majority interest in GAC ("GAC") for $22.7 million. In May 1998, the Company purchased the capital stock of Crescent Dental Manufacturing ("Crescent") for $5.2 million and also the capital stock of Herpo Productos Dentarios Ltda. ("Herpo") for $7.4 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                      Blendax    InfoSoft      GAC     Crescent    Herpo
                      --------   --------   --------   --------   --------
Estimated fair value
 of assets acquired   $  6,711   $ 10,530   $ 36,475   $  5,868   $ 13,842
Cash paid for assets
 or capital stock       (6,112)    (8,618)   (22,740)    (5,214)    (7,395)
                      --------   --------   --------   --------   --------
Liabilities assumed   $    599   $  1,912   $ 13,735   $    654   $  6,447
                      ========   ========   ========   ========   ========


In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") for $16.3 million and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $36.0 million. In March 1997, the Company purchased all of the capital stock of New Image Industries, Inc. ("New Image") for $10.9 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                                          DW          SPAD       New Image
                                       --------     --------     ---------
     Fair value of assets acquired     $ 16,629     $ 42,571     $ 32,123
     Cash paid for assets               (16,253)     (35,992)     (10,858)
                                       --------     --------     --------
     Liabilities assumed               $    376     $  6,579     $ 21,265
                                       ========     ========     ========















See accompanying notes to unaudited consolidated condensed financial statements.


                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                    Accumulated
                                           Capital in                  Other                                        Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings      Income       ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   --------   -------------   ------------    ---------    ------------

Balance at December 31, 1997     $  542     $150,738     $301,058     $(16,720)       $ (9,497)     $ (2,188)      $423,933

Exercise of stock options and
 warrants                             1        1,308         -            -               -            2,188          3,497
Tax benefit related to stock
 options and warrants exercised    -             878         -            -               -             -               878
Cash dividends declared, $.05125
 per share                         -            -          (5,493)        -               -             -            (5,494)
Repurchase of 1,280,000 shares
 of common stock                   -            -            -            -               -          (31,210)       (31,210)
Foreign currency translation
 adjustments                       -            -            -          (3,659)           -             -            (3,659)
Net change in ESOP reserve         -            -            -            -                380          -               380
Net income                         -            -          19,581         -               -             -            19,582
                                 ------     --------     --------     --------        --------      --------       --------

Balance at June 30, 1998         $  543     $152,924     $315,146     $(20,379)       $ (9,117)     $(31,210)      $407,907
                                 ======     ========     ========     ========        ========      ========       ========








See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                              JUNE 30, 1998
                              -------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At June 30, 1998 and December 31, 1997, the cost of $17.9 million or 12% and $14.9 million or 12%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

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

Derivatives
-----------

     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies, or swap agreements which convert current floating interest debt to fixed rates.

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

                                   Three Months Ended    Six Months Ended
                                        June 30,               June 30,
                                    1998       1997       1998       1997
Basic EPS Computation              -------    -------    -------   -------

Numerator(Income)                  $   584    $17,843    $19,581   $34,767
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          53,942     53,890     54,032    53,869
                                   -------    -------    -------   -------
Basic EPS                          $  0.01    $  0.33    $  0.36   $  0.65
                                   =======    =======    =======   =======
Diluted EPS Computation

Numerator(Income)                  $   584    $17,843    $19,581   $34,767
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          53,942     53,890     54,032    53,869
 Incremental shares from assumed
  exercise of dilutive options
  and warrants                         336        234        361       261
                                   -------    -------    -------   -------
 Total shares                       54,278     54,124     54,393    54,130
                                   -------    -------    -------   -------
Diluted EPS                        $  0.01    $  0.33    $  0.36   $  0.64
                                   =======    =======    =======   =======


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     In January 1998, the Company purchased the assets of Blendax Professional Dental Business from Procter & Gamble in a cash transaction valued at approximately DM13 million or $7 million. Blendax is a distributor doing business principally in Germany, Austria and the United Kingdom. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     In March 1998, the Company purchased the assets of InfoSoft Inc. for $8.6 million. Located in White Marsh, Maryland, the primary business of InfoSoft is the development and sale of full-featured, practice management software. InfoSoft is also the number one dental practice-management claims processor in America.

     In the April and May of 1998, the Company purchased a 67% majority interest in GAC International Inc. for approximately $22.7 million. Located in Islip, New York, GAC provides a full line of high quality orthodontic products.

     In May 1998, the Company purchased 100% of the capital stock of Crescent Dental Manufacturing Co. for $5.2 million. Located in Lyons, Illinois, Crescent has a diverse product offering and is one of the leading American manufacturers of prophy cups and brushes, amalgamators and other professional dental equipment and supplies.

     In May 1998, the Company also purchased 100% of the capital stock of Herpo Productos Dentarios Ltda. for $7.4 million. Located in Rio de Janeiro, Brazil, Herpo has a broad product line focusing on alginate impression materials, artificial teeth and dental anesthetics. Herpo operates several production facilities in Rio de Janeiro and Bonsucesso, Brazil, including a modern dental anesthetic production plant.


NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    June 30,      December 31,
                                      1998            1997
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 84,232        $ 63,987
     Work-in-process                  27,514          24,844
     Raw materials and supplies       40,811          35,917
                                    --------        --------
                                    $152,557        $124,748
                                    ========        ========

     Pre-tax income was $.3 million and $.2 million lower in the six months ended June 30, 1998 and 1997 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at June 30, 1998 and December 31, 1997 by $1.0 million and $1.3 million, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              June 30,      December 31,
                                                1998            1997
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 11,821        $ 15,045
        Buildings and improvements              68,020          68,009
        Machinery and equipment                126,794         117,243
        Construction in progress                16,109          11,856
                                              --------        --------
                                               222,744         212,153
     Less: Accumulated depreciation             73,718          65,023
                                              --------        --------
                                              $149,026        $147,130
                                              ========        ========


NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1997 in notes payable and current portion of long-term debt ($13.2 million) and long-term debt ($66.2 million) were primarily due to utilization of the Company's credit facilities for the acquisition of Blendax, InfoSoft, GAC, Crescent and Herpo (see Note 3),along with the repurchase of 1.3 million shares of the Company's common stock.


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

     Total comprehensive income amounted to $15,922 and $26,384 for the periods ending June 30, 1998 and 1997, respectively. The following are the components of comprehensive income:

                                                Six Months Ended
                                                    June 30,
                                             ---------------------
                                               1998         1997
                                             --------     --------
                                                 (in thousands)
Net income                                   $ 19,581     $ 34,767
Foreign currency translation adjustments       (3,659)      (8,383)
                                             --------     --------
Comprehensive income                         $ 15,922     $ 26,384
                                             ========     ========

     The component of accumulated other comprehensive income is represented by foreign currency translation adjustments as follows:

                                                  Accumulated Other
                                                Comprehensive Income
                                              -------------------------
                                              June 30,     December 31,
                                               1998            1997
                                              --------       ---------
                                                  (in thousands)

Foreign currency translation adjustments     $(20,379)       $(16,720)


NOTE 8 - RESTRUCTURING AND OTHER COSTS
--------------------------------------

     In the second quarter of 1998, the Company recorded a pre-tax charge of $29 million for restructuring and other costs. This charge included costs of $26 million to rationalize and restructure the Company's worldwide laboratory business (primarily for the closure of the Company's German tooth manufacturing facility). The remaining $3 million of the charge was recorded to cover termination costs associated with its former implant products. Included in the $26 million restructuring charge are costs to cover severance, the write-down of property, plant and equipment, and tooth product rationalization. The principal actions involve the closure of the Company's Dreieich, Germany tooth facility and rationalization of certain tooth products in Europe, North America and Australia. The Company anticipates the restructuring will reduce production costs and increase operational efficiencies, contributing to future earnings. The restructuring results in the elimination of approximately 275 administrative and manufacturing positions, mostly in Germany. The closure of the German tooth facility should be complete by the second quarter of 1999 with benefits of the restructuring beginning to be realized by the end of 1999. Negotiations with the German Works Council and internal management plans are being finalized to ensure a timely implementation of the restructuring plan.

     The major components of the restructuring charge are as follows:

        Severance                                              $12,000
        Write-down of property, plant and equipment
          to net realizable value                                7,000
        Implant termination costs                                3,000
        Other                                                    7,000
                                                               -------
                                                               $29,000

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

For the quarter ended June 30, 1998, net sales increased $18.8 million, or 10.6%, to $197.1 million, up from $178.3 million in the same period of 1997. Acquisitions net of divestitures contributed 6.7% growth to the quarter. Base sales were up 5.8% with base sales increases of nearly 10% in the U.S., 3.2% in Europe (despite a significant drop in the German laboratory business) and (7.5%) in the Pacific Rim and Latin America. Exchange rates also negatively impacted sales by nearly 2% in the quarter due to the strong U.S. dollar. Sales in the Pacific Rim and Latin America were adversely impacted by the Asian economy and the termination of distributors in Taiwan, Korea, Colombia and Chile which will be replaced by newly established local DENTSPLY subsidiaries by the end of the third quarter 1998. Base business sales growth in other territories was strong but was largely offset by the adverse impact of the translation effect of the strong U.S. dollar.

Gross profit increased $13.1 million, or 14.4%, to $103.9 million from $90.8 million in the second quarter of 1997 as a result of higher net sales and an increase in the gross profit percentage in the second quarter of 1998. As a percentage of sales, gross profit increased from 50.9% in the second quarter of 1997 to 52.7% in the same period of 1998. Favorable product and geographical mix, operational improvements and the elimination of implant products all contributed to the improved percentage.

Selling, general and administrative expenses increased $10.3 million, or 17.6%. As a percentage of sales, expenses increased from 32.7% in the second quarter of 1997 to 34.8% for the same period of 1998. This increase resulted from: increased selling efforts both in the U.S. and overseas, as many of the new sales and distribution locations ramp up; worldwide cost of our new information technology installations (all locations should be year 2000 compliant by the second quarter of 1999); bad debt expense for receivables with discontinued distributors and those in emerging countries; and the impact from acquisitions (including some direct selling operations such as GAC).

Restructuring and other costs of $29 million were recorded in the second quarter of 1998. The major component of the charge includes costs of $26 million to rationalize and restructure the Company's worldwide laboratory business (primarily for the closure of the Company's German tooth manufacturing facility). The following costs are included in the $26 million: severance, $12 million; write-down of property plant and equipment, $7 million; and tooth discontinuance and other costs of $7 million. The remaining $3 million of the charge was recorded to cover termination costs associated with the Company's former implant products. The restructuring is expected to be complete by the end of 1999. The after-tax cash flow of the charge is expected to be approximately $10-12 million, most of which should occur in 1999.

Other expenses increased $0.7 million in the second quarter of 1998 due primarily to unfavorable currency fluctuations in Europe and Asia.

Income before income taxes decreased $27.3 million due to the $29.0 million of restructuring and other costs. Without these costs, income before income taxes increased $1.7 million, or 5.9%. The effective tax rate for operations was lowered to 37.3% in the second quarter of 1998 compared to 39.2% in the second quarter of 1997 reflecting improvement from tax planning activities instituted in late 1997. Net income decreased $17.3 million due to the after tax cost of $18.9 million for the restructuring and other costs. Without these costs, net income increased $1.6 million, or 8.9%, from the second quarter of 1997 due to higher sales and strong gross profit margin along with a lower provision for income taxes in the second quarter of 1998. Reported basic and diluted earnings per common share were $.01 in 1998 compared to $.33 in the second quarter of 1997 including $.35 for restructuring and other costs in 1998. Without these costs, basic and diluted earnings per common share increased from $.33 in 1997 to $.36 in 1998, or 9.1%.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

For the six months ended June 30, 1998, net sales increased $27.1 million, or 7.7%, to $377.8 million, up from $350.7 million in the same period of 1997. The increase resulted from strong sales growth in the United States both from base business and from acquisitions, net of divestitures. European sales increased modestly while sales in the Pacific Rim and Latin America were adversely impacted by the following: the Asian economy; the termination of distributors in Taiwan, Korea, Colombia and Chile which will be replaced by newly established local DENTSPLY subsidiaries by the end of the third quarter 1998; and the impact of a strong U.S. dollar.

Gross profit increased $20.4 million, or 11.4%, to $199.2 million from $178.8 million in the first six months of 1997. As a percentage of sales, gross profit increased from 51.0% in the first six months of 1997 to 52.7% in the same period of 1998. Favorable product and geographical mix, operational improvements and the elimination of implant products all contributed to the improved percentage.

Selling, general and administrative expense increased $14.1 million, or 11.9%. As a percentage of sales, expenses increased from 33.7% in the first six months of 1997 to 35.0% for the same period of 1998. The largest part of the percentage increase in expenses was from businesses acquired during the last twelve months, from higher expenses in the first six months of 1998 to upgrade information systems in the United States and Europe to be year 2000 compliant and from bad debt expense associated with termination of distributors in countries where these distributors are being replaced with local DENTSPLY subsidiaries.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998, as previously described.

Other income decreased $1.3 million in the first six months of 1998 due primarily to unfavorable currency fluctuations in Europe and Asia.

Income before income taxes decreased $24.8 million due to the $29.0 million of restructuring and other costs. Without these costs, income before income taxes increased $4.2 million, or 7.3%. The effective tax rate for operations was lowered to 37.3% in the first six months of 1998 compared to 39.2% in the first six months of 1997 reflecting improvement from tax planning activities. Net income decreased $15.2 million due to the after tax cost of $18.9 million for restructuring and other costs. Without these costs, net income increased $3.7 million, or 10.5% in the first six months of 1998 compared to 1997 due to higher sales and an improvement in gross profit percentage, and a lower provision for income taxes in the first six months of 1998.

Reported basic and diluted earnings per common share were $.36 in 1998 compared to $.65 basic earnings per share and $.64 diluted earnings per share in the first six months of 1997. Earnings per share for the first six months of 1998 included $.35 for restructuring and other costs. Without these costs, basic earnings per common share increased from $.65 in 1997 to $.71 in 1998 or 9.2% and diluted earnings per share increased from $.64 in 1997 to $.71 in 1998 or 10.9%.

LIQUIDITY AND CAPITAL RESOURCES

In January 1998, the Company acquired the assets of Blendax for approximately $7 million. In March 1998, the Company purchased the assets of InfoSoft for $8.6 million. In the April and May of 1998, the Company purchased a 67% majority interest in GAC International Inc. for approximately $22.7 million. In May 1998, the Company purchased 100% of the capital stock of Crescent Dental Manufacturing Co. for $5.2 million. In May 1998, the Company also purchased 100% of the capital stock of Herpo Productos Dentarios Ltda. for $7.4 million. In June 1998, the Company repurchased 1.28 million shares of its common stock for $31.2 million. These transactions were funded from the Company's existing $175.0 million Bank Revolving Loan Facility and short-term bank borrowings along with cash flows from operations.

Investing activities for the six months ended June 30, 1998 include capital expenditures of $15.4 million.

The Company's current ratio was 1.6 with working capital of $121.4 million at June 30, 1998. This compares with a current ratio of 1.6 and working capital of $107.7 million at December 31, 1997. Working capital increased due to higher inventory levels as new distributor locations were added and higher production in Germany than required to meet sales. Inventory levels should improve slightly by year end.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the six months ended June 30, 1998, cash flows from operating activities were $21.3 million compared to $34.4 million for the six months ended June 30, 1997. The decrease of $13.1 million results primarily from increases in inventories.

In July of 1998, the Company entered into interest rate swap agreements totaling $80 million which converts the Company's variable rate financing to fixed rates. The average fixed rate of these agreements is 5.7% and fixes the rate for an average of 5 years.

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

   (a)  On May 20, 1998, the Company held its 1998 Annual Meeting of
        Stockholders.

   (b) Not applicable.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:
        1.  Election of Class III Directors:
                                                 Votes       Broker
            Nominee               Votes For     Withheld    Non-Votes
            -------               ----------    --------    ---------
            Michael J. Coleman    44,880,360    615,397        N/A
            John C. Miles II      44,561,308    934,449        N/A
            Arthur A. Dugoni      44,878,075    617,682        N/A
            W. Keith Smith        44,912,485    583,272        N/A

        2. Proposal to approve the Dentsply International Inc. 1998 Stock Option Plan.

            Votes For: 33,863,224         Votes Against: 7,039,758
            Abstentions: 213,050          Broker Non-Votes: 4,379,725

        3. Proposal to ratify the appointment of KPMG Peat Marwick LLP, independent certified accountants, to audit the books and accounts of the Company for the year ending December 31,1998:

            Votes For: 45,347,400         Votes Against: 97,152
            Abstentions: 51,205           Broker Non-Votes: N/A

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

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.
                                    18

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 13, 1998               /s/ John C. Miles II
--------------------          -----------------------------------
Date                          John C. Miles II
                              Vice Chairman and
                              Chief Executive Officer



August 13, 1998               /s/  William R. Jellison
--------------------          -----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          27      Financial Data Schedule                  21
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)