Form 10-Q
period 1998-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1998-11-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 1998 the Company had 52,495,539 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  22
                                    ----
                    Exhibit Index at Page  21
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   September 30, 1998
                                 --------------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      18


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     19
   Item 6 - Exhibits and Reports on Form 8-K............     19

   Signatures...........................................     20

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                               September 30,  December 31,
                                                   1998           1997
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $  10,262      $   9,848
  Accounts and notes receivable-trade, net        127,439        114,366
  Inventories                                     159,662        124,748
  Prepaid expenses and other current assets        31,930         28,065
                                                ---------      ---------
     Total Current Assets                         329,293        277,027
Property, plant and equipment, net                159,307        147,130
Other noncurrent assets, net                       20,135         13,314
Identifiable intangible assets, net               100,850        103,513
Costs in excess of fair value of net
 assets acquired, net                             279,916        233,392
                                                ---------      ---------
Total Assets                                    $ 889,501      $ 774,376
LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable                              $  40,091      $  38,942
  Accrued liabilities                             102,703         71,563
  Income taxes payable                             25,948         34,839
  Notes payable and current portion
   of long-term debt                               30,591         24,005
                                                ---------      ---------
     Total Current Liabilities                    199,333        169,349
Long-term debt                                    178,569        105,505
Deferred income taxes                              30,229         27,647
Other liabilities                                  47,820         43,954
                                                ---------      ---------
     Total Liabilities                            455,951        346,455
                                                ---------      ---------
Minority interests in consolidated subsidiaries    11,456          3,988
Stockholders' equity:                           ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued               -              -
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million shares
   issued at September 30, 1998 and 54.2
   million shares issued at December 31, 1997         543            542
  Capital in excess of par value                  152,924        150,738
  Retained earnings                               330,082        301,058
  Accumulated other comprehensive income          (11,049)       (16,720)
  Employee stock ownership plan reserve            (8,357)        (9,497)
  Treasury stock, at cost, 1.8 million shares
   at September 30, 1998 and .1 million shares
   at December 31, 1997                           (42,049)        (2,188)
                                                ---------      ---------
     Total Stockholders' Equity                   422,094        423,933
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 889,501      $ 774,376
                                                =========      =========


See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                            --------------------     --------------------
                              1998        1997         1998        1997
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $196,995    $172,674     $574,827    $523,340
Cost of products sold         93,884      84,872      272,528     256,717
                            --------    --------     --------    --------
Gross profit                 103,111      87,802      302,299     266,623
Selling, general and
 administrative expenses      71,162      57,914      203,477     176,161
Restructuring and other
 costs                          -           -          29,000        -
                            --------    --------     --------    --------
Operating income              31,949      29,888       69,822      90,462
Interest expense               4,357       3,074       11,120       9,291
Interest income                 (278)       (234)        (937)     (1,125)
Other (income) expense, net      738         327          174      (1,578)
                            --------    --------     --------    --------
Income before income taxes    27,132      26,721       59,465      83,874
Provision for income taxes     9,505      10,465       22,257      32,851
                            --------    --------     --------    --------
Net income                  $ 17,627    $ 16,256     $ 37,208    $ 51,023
                            ========    ========     ========    ========



Earnings per common share:
   Basic                        $.33         $.30        $.69        $.95
   Diluted                      $.33         $.30        $.69        $.94

Cash dividends declared
 per common  share          $ .05125    $  .05125    $ .15375    $ .14375

Weighted average common shares outstanding:
   Basic                      52,780       53,979      53,610      53,906
   Diluted                    52,936       54,282      53,902      54,183











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 37,208   $ 51,023
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     13,053     11,699
      Amortization                                     14,791     12,500
      Non-cash restructuring and other costs           29,000       -
      Cash expended on restructuring                   (1,125)      -
      Inventories                                     (22,320)     4,095
      Other, net                                      (19,978)   (16,932)
                                                     --------   --------
Net cash provided by operating activities              50,629     62,385
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired    (49,943)   (77,392)
   Property, plant and equipment additions            (24,925)   (23,017)
   Other, net                                            (496)       413
                                                     --------   --------
Net cash used in investing activities                 (75,364)   (99,996)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (45,092)   (66,180)
   Proceeds from long-term debt                       113,322    111,366
   Increase (decrease) in bank overdrafts and
    other short-term borrowings                         5,865     (2,442)
   Cash paid for treasury stock                       (42,049)      (928)
   Other, net                                          (2,747)      (925)
                                                     --------   --------
Net cash provided by financing activities              29,299     40,891
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (4,150)    (1,064)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents      414      2,216
Cash and cash equivalents at beginning of period        9,848      5,619
                                                     --------   --------
Cash and cash equivalents at end of period           $ 10,262   $  7,835
                                                     ========   ========
Supplemental disclosures of cash flow information:
 Interest paid                                          7,918      6,439
 Income taxes paid                                     31,092     30,571
 Non-cash activities:
   Liabilities assumed from acquisitions               22,885     33,163
   Cancellation of loan and accounts
    receivable from acquired subsidiaries                -         4,310
   Note receivable for inventory and fixed assets
    associated with arbitration ruling terminating
    the Implant Distribution Agreement                   -           144
   Non-cash implant termination costs applied
    against the restructuring reserve                   2,770       -
   Non-cash write-down of property, plant and
    equipment                                           5,973
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

                      Blendax    InfoSoft      GAC     Crescent    Herpo
                      --------   --------   --------   --------   --------
Estimated fair value
 of assets acquired   $  6,711   $ 10,651   $ 35,979   $  5,781   $ 13,842
Cash paid for assets
 or capital stock       (6,112)    (8,618)   (22,740)    (5,214)    (7,395)
                      --------   --------   --------   --------   --------
Liabilities assumed   $    599   $  2,033   $ 13,239   $    567   $  6,447
                      ========   ========   ========   ========   ========


In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") for $16.3 million and all of the capital stock of Laboratoire SPAD, S.A. ("SPAD") for $36.0 million. In March 1997, the Company purchased all of the capital stock of New Image Industries, Inc. ("New Image") for $10.9 million. In July 1997, the Company purchased certain assets of EFOS Corporation ("EFOS") for $15.0 million and all of the capital stock of SIMFRA S.A. ("SIMFRA") for $3.9 million. In conjunction with the acquisitions, liabilities were assumed as follows:

                          DW        SPAD     New Image    EFOS     SIMFRA
                       --------   --------   ---------  --------   -------
Fair value of assets
 acquired              $ 17,838   $ 43,453   $ 31,973   $ 15,025   $ 6,827
Cash paid for assets    (16,253)   (35,992)   (10,860)   (14,988)   (3,860)
                       --------   --------   --------   --------   -------
Liabilities assumed    $  1,585   $  7,461   $ 21,113   $     37   $ 2,967
                       ========   ========   ========   ========   =======












See accompanying notes to unaudited consolidated condensed financial statements.

                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                                                    Accumulated
                                           Capital in                   Other                                         Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings      Income       ESOP Reserve      Stock         Equity
(in thousands)                   ------    -----------   --------   -------------   ------------   ----------    -------------
Balance at December 31, 1997     $  542     $150,738     $301,058     $(16,720)       $ (9,497)     $(2,188)      $423,933

Comprehensive Income:
  Net income                                               37,208                                                   37,208
  Other comprehensive income
   Foreign currency translation
    adjustments                                                          5,671                                       5,671
                                                                                                                  --------
  Comprehensive Income                                                                                              42,879
                                                                                                                  --------
Exercise of stock options and
 warrants                             1        1,308         -            -               -           2,188          3,497
Tax benefit related to stock
 options and warrants exercised    -             878         -            -               -             -              878
Repurchase of 1,764,000 shares
 of common stock                   -            -            -            -               -         (42,049)       (42,049)
Net change in ESOP reserve         -            -            -            -              1,140          -            1,140
Cash dividends declared, $.05125
 per share                         -            -          (8,184)        -               -             -           (8,184)
                                 ------     --------     --------     --------        --------       -------      --------
Balance at September 30, 1998    $  543     $152,924     $330,082     $(11,049)       $ (8,357)      $(42,049)    $422,094
                                 ======     ========     ========     ========        ========       ========     ========

See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                           SEPTEMBER 30, 1998
                           ------------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At September 30, 1998 and December 31, 1997, the cost of $17.1 million or 11% and $14.9 million or 12%, respectively, of inventories was determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1998       1997       1998       1997
Basic EPS Computation              -------    -------    -------   -------

Numerator(Income)                  $17,627    $16,256    $37,208   $51,023
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,780     53,979     53,610    53,906
                                   -------    -------    -------   -------
Basic EPS                          $  0.33    $  0.30    $  0.69   $  0.95
                                   =======    =======    =======   =======
Diluted EPS Computation

Numerator(Income)                  $17,627    $16,256    $37,208   $51,023
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,780     53,979     53,610    53,906
 Incremental shares from assumed
  exercise of dilutive options
  and warrants                         156        303        292       277
                                   -------    -------    -------   -------
 Total shares                       52,936     54,282     53,902    54,183
                                   -------    -------    -------   -------
Diluted EPS                        $  0.33    $  0.30    $  0.69   $  0.94
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


NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following:

                                  September 30,   December 31,
                                      1998            1997
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 86,617        $ 63,987
     Work-in-process                  28,701          24,844
     Raw materials and supplies       44,344          35,917
                                    --------        --------
                                    $159,662        $124,748
                                    ========        ========

     Pre-tax income was $.5 million and $.3 million lower in the nine months ended September 30, 1998 and 1997 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at September 30, 1998 and December 31, 1997 by $.8 million and $1.3 million, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            September 30,   December 31,
                                                1998            1997
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 12,645        $ 15,045
        Buildings and improvements              71,366          68,009
        Machinery and equipment                136,292         117,243
        Construction in progress                18,877          11,856
                                              --------        --------
                                               239,180         212,153
     Less: Accumulated depreciation             79,873          65,023
                                              --------        --------
                                              $159,307        $147,130
                                              ========        ========


NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increases from December 31, 1997 in notes payable and current portion of long-term debt ($6.6 million) and long-term debt ($73.0 million) were primarily due to utilization of the Company's credit facilities for the acquisition of Blendax, InfoSoft, GAC, Crescent and Herpo (see Note 3),along with the repurchase of 1.8 million shares of the Company's common stock.


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

     Total comprehensive income amounted to $42,879 and $42,816 for the periods ending September 30, 1998 and 1997, respectively. The following are the components of comprehensive income:

                                               Nine Months Ended
                                                 September 30,
                                             ---------------------
                                                1998         1997
                                             --------     --------
                                                 (in thousands)
Net income                                   $ 37,208     $ 51,023
Foreign currency translation adjustments        5,671       (8,207)
                                             --------     --------
Comprehensive income                         $ 42,879     $ 42,816
                                             ========     ========

     The component of accumulated other comprehensive income is represented by foreign currency translation adjustments as follows:

                                                    Accumulated Other
                                                  Comprehensive Income
                                             -----------------------------
                                             September 30,    December 31,
                                                 1998             1997
                                             -------------    ------------
                                                     (in thousands)

Foreign currency translation adjustments       $(11,049)         $(16,720)
                                               =========         =========

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

     At September 30, 1998, $26.7 million remained in the restructuring accrual. Through the third quarter 1998, the Company has paid approximately $1.1 million for legal and professional service fees and employee related costs for the German workforce. During this same period, the reserve has also been reduced by approximately $2.8 million for non-cash implant termination costs and approximately $6.0 million for a non-cash write down of property, plant and equipment.

     The major components of the restructuring reserve are as follows:

        Severance                                              $12,000
        Write-down of property, plant and equipment (net)        7,000
        Less non-cash reduction in reserve                      (6,000)
        Implant termination costs                                3,000
          Less non-cash reduction in reserve                    (2,800)
        Other                                                    7,000
          Less payments applied for closure of Dreieich,
           Germany facility                                     (1,100)
                                                              ---------
        Reserve balance                                        $19,100
                                                              =========

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Any statements released by the Company that are forward-looking, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in the Company's 1997 Form 10-K filing with the Securities and Exchange Commission under the section entitled Factors That May Affect Future Results.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

For the quarter ended September 30, 1998, net sales increased $24.3 million, or 14.1%, to $197.0 million, up from $172.7 million in the same period of 1997. Acquisitions, net of divestitures, accounted for 9.4% of the sales growth for the quarter. Base business sales were up 4.7% with a base business sales increase of nearly 8% in the U.S., offset by a decline of 1.3% in Europe including a significant drop in sales to the Commonwealth of Independent States (C.I.S.) and a drop in German laboratory business sales, and a decline of 3.8% in the Pacific Rim and Latin America. Exchange rate fluctuations in Europe, Asia and Latin America had a negligible impact on sales in the third quarter. Sales in the Pacific Rim and Latin America were adversely impacted by the downturn in the Asian and Latin American economies and the termination of distributors in Taiwan, Korea, Colombia and Chile which have been replaced by newly established local DENTSPLY subsidiaries in the second and the third quarters of 1998. Base business sales growth in other territories was strong but was partially offset by the adverse impact of the translation effect of the strong U.S. dollar.

Gross profit increased $15.3 million, or 17.4%, to $103.1 million from $87.8 million in the third quarter of 1997 as a result of higher net sales and an increase in the gross profit percentage in the third quarter of 1998. As a percentage of sales, gross profit increased from 50.8% in the third quarter of 1997 to 52.3% in the same period of 1998. Favorable product and geographical mix and operational improvements all contributed to the improved percentage.

Selling, general and administrative expenses increased $13.2 million, or 22.9%. As a percentage of sales, expenses increased from 33.5% in the third quarter of 1997 to 36.1% for the same period of 1998. This increase resulted from a bad debt provision of $3.0 million, principally for the customers in the C.I.S.; increased selling efforts both in the U.S. and overseas, as many of the new sales and distribution locations ramp up; worldwide cost of the new information technology installations (all locations should be year 2000 compliant by the third quarter of 1999); and the impact from acquisitions including direct selling operations such as GAC.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998. The major component of the charge includes costs of $26 million to rationalize and restructure the Company's worldwide laboratory business primarily for the closure of the Company's German tooth manufacturing facility. The following costs are included in the $26 million: severance, $12 million; write-down of property, plant and equipment, $7 million; and tooth discontinuance and other costs of $7 million. The remaining $3 million of the charge was recorded to cover termination costs associated with the Company's former implant products. At September 30, 1998, $19.1 million remained in the restructuring accrual. Through the third quarter 1998 the Company has paid approximately $1.1 million for legal and professional service fees, and employee related costs for the German workforce. The reserve has been reduced by approximately $2.8 million for non-cash implant restructuring costs and approximately $6.0 million for a non-cash write down of property, plant and equipment. The restructuring is expected to be complete by the end of 1999. The after-tax cash flow of the charge is expected to be approximately $10-12 million, most of which should occur in 1999.

Interest expense increased $1.3 million in the third quarter of 1998 due to increased interest expense on debt incurred to finance acquisitions and the stock repurchase program. Other expenses increased $0.4 million in the third quarter of 1998 due primarily to unfavorable currency fluctuations in Europe, Asia and Latin America.


Income before income taxes increased $0.4 million, or 1.5%. The effective tax rate for operations was lowered to 35.0% in the third quarter of 1998 compared to 39.2% in the third quarter of 1997 reflecting savings from federal, state and foreign tax planning activities. Net income increased $1.4 million, or 8.4%, from the third quarter of 1997 due to higher sales and a strong gross profit margin along with a lower provision for income taxes in the third quarter of 1998 partially offset by the growth in expenses. Basic and diluted earnings per common share increased from $.30 in 1997 to $.33 in 1998, or 10.0%.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

For the nine months ended September 30, 1998, net sales increased $51.5 million, or 9.8%, to $574.8 million, up from $523.3 million in the same period of 1997. The increase resulted from strong sales growth in the United States both from base business and from acquisitions, net of divestitures. European sales increased modestly being adversely impacted by a decline in sales for the German laboratory business. Sales in the Pacific Rim and Latin America were adversely impacted by the following: the Asian and Latin American economies; the termination of distributors in Taiwan, Korea, Colombia and Chile which have been replaced by newly established local DENTSPLY subsidiaries in the second and third quarters of 1998; and the impact of a strong U.S. dollar.

Gross profit increased $35.7 million, or 13.4%, to $302.3 million from $266.6 million in the first nine months of 1997. As a percentage of sales, gross profit increased from 50.9% in the first nine months of 1997 to 52.6% in the same period of 1998. Favorable product and geographical mix, operational improvements and the elimination of implant products all contributed to the improved percentage.

Selling, general and administrative expense increased $27.3 million, or 15.5%. As a percentage of sales, expenses increased from 33.7% in the first nine months of 1997 to 35.4% for the same period of 1998. The largest part of the percentage increase in expenses was from businesses acquired during the last twelve months; from higher expenses in the first nine months of 1998 to upgrade information systems in the United States and Europe; and from bad debt provisions, principally for customers in the C.I.S. and for the termination of distributors in countries where those distributors were replaced with local DENTSPLY subsidiaries.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998, as previously described.

Interest expense increased $1.8 million in the first nine months of 1998 due to interest expense on debt incurred to finance acquisitions and the stock repurchase program. Other income decreased $1.8 million in the first nine months of 1998 due primarily to unfavorable currency fluctuations in Europe, Asia and Latin America.

Income before income taxes decreased $24.4 million due to the $29.0 million of restructuring and other costs. Without these costs, income before income taxes increased $4.5 million, or 5.5%. The effective tax rate for operations was lowered to 36.7% in the first nine months of 1998 compared to 39.2% in the first nine months of 1997 reflecting improvement from tax planning activities. Net income decreased $13.8 million due to the after tax cost of $18.9 million for restructuring and other costs. Without these costs, net income increased $5.1 million, or 10.0% in the first nine months of 1998 compared to 1997 due to higher sales and an improvement in gross profit percentage, and a lower effective tax rate for the company in the first nine months of 1998.

Reported basic and diluted earnings per common share were $.69 in 1998 compared to $.95 basic earnings per share and $.94 diluted earnings per share in the first nine months of 1997. Earnings per share for the first nine months of 1998 included $.35 for restructuring and other costs. Without these costs, basic earnings per common share increased from $.95 in 1997 to $1.04 in 1998 or 9.5% and diluted earnings per share increased from $.94 in 1997 to $1.04 in 1998 or 10.6%.

LIQUIDITY AND CAPITAL RESOURCES

Investing activities for the nine months ended September 30, 1998 include capital expenditures of $24.9 million and acquisitions of $49.9 million.

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

From June through September 1998, the Company repurchased 1.76 million shares of its common stock for $42.0 million. These transactions were funded from the Company's existing loan facility along with cash flows from operations.

The Company's current ratio was 1.7 with working capital of $130.0 million at September 30, 1998. This compares with a current ratio of 1.6 and working capital of $107.7 million at December 31, 1997. Working capital increased due to acquisitions and higher inventory levels as new distributor locations were added and also increased due to higher than required production in Germany. Inventory levels should improve slightly by year end.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the nine months ended September 30, 1998, cash flows from operating activities were $50.6 million compared to $62.4 million for the nine months ended September 30, 1997. The decrease of $11.8 million results primarily from increases in inventories.

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


YEAR 2000

An issue affecting DENTSPLY and all other companies is whether computer systems and applications will recognize and process data for the Year 2000 and beyond. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. These computer programs do not recognize a year that begins with "20" instead of "19". The inability of many computer applications to interpret the Year 2000 correctly may cause potential business disruptions affecting all aspects of normal operations. The Year 2000 issue has global ramifications affecting not only the Company's operations but also the operations of the Company's suppliers, vendors and customers.

In 1995, the Company commenced an upgrade of its information technology ("IT") systems for all of its locations. A primary software was chosen to upgrade the Company's computerized business application systems to world class standards and also enable the Company to become Year 2000 compliant. The upgrade included necessary hardware and software improvements, training, data conversion, systems testing and implementation, and Year 2000 compliance.

Most of the identification, planning, and development phases of the Year 2000 project have been completed. The Company is in the process of implementing the information system upgrade with an anticipated completion date of mid-1999. Work has been completed on 75% of North American, Latin American and Asian systems, as well as 60% of European systems. To date, the Company has spent approximately $10.2 million for the IT project. An additional $5.3 million of spending is anticipated for the remainder of

1998 and 1999. These costs encompass the total upgrade of the Company's manufacturing, distribution and financial reporting systems. The Company has not deferred other IT projects due to its Year 2000 initiative, but rather, the Year 2000 initiative has been part of the upgrade of its current IT system. Possible Year 2000 issues that are not covered by the IT upgrade are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company is engaged in a program to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

The Year 2000 initiative presents a number of uncertainties including the status and planning of third parties. Since the Year 2000 initiative has many elements and consequences that cannot be foreseen, there can be no assurance that unforeseen consequences will not arise. The Company is in the process of assessing its risk regarding its vulnerability to any failures posed by significant suppliers and customers. The risk-assessment involves a company-wide initiative promoting two-way communication with suppliers and customers to determine suppliers' and customers' Year 2000 readiness and contingency planning.

The Company's Year 2000 remediation efforts along with the information system upgrade are funded from the Company's operating cash flows and its borrowing facilities. The following table contains historical and estimated future costs of the total IT system upgrade, which includes the Year 2000 initiative. Infrastructure and daily IT-related operating expenses have been excluded from the reported costs.

                              Project Costs          Anticipated
                                 To Date             Future Costs
                              -------------          ------------
                                          (in thousands)
Capital Expenditures            $  5,974               $  2,618
Expenses                           4,220                  2,649
                                --------               --------
Total                           $ 10,194               $  5,267
                                ========               ========

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. This matter remains pending with the Department of Justice. It is the Company's position that the conduct and activities of the Trubyte Division do not violate federal antitrust laws.

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

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 11, 1998             /s/ John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                                  Chairman and
                              Chief Executive Officer



November 11, 1998             /s/  William R. Jellison
-----------------             ----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          27      Financial Data Schedule                  22
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)