Form 10-K
period 1998-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1999-03-30
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

                 Commission file number 0-16211

                   DENTSPLY International Inc.
      (Exact name of registrant as specified in its charter)

             Delaware                            39-1434669
    (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification No.)

    570 West College Avenue, York, Pennsylvania     17405-0872
    (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:  (717) 845-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
       None                          Not applicable

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share
                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 20, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,353,902,020 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on February 20, 1999 was 52,566,138.

               DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                             PART I

Item 1.  Business
-----------------
General

     DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, designs, develops, manufactures and markets products in two principal categories: dental consumable and laboratory products, and dental equipment. Dental consumable and laboratory products include dental prosthetics, endodontic instruments and materials, impression materials, restorative materials, crown and bridge materials, prophylaxis paste, dental sealants, cutting instruments, dental needles, dental anesthetics, and orthodontic appliances. Dental equipment includes dental x-ray systems, intraoral cameras, computer imaging systems and related software, handpieces, ultrasonic scalers and polishers, and air abrasion systems. The Company also develops and markets practice management software for managing the dental office and software for maintaining a data base of information generated in the dental operatory's clinical environment.

     In January 1998, the Company purchased from Procter & Gamble its Blendax Professional Dental Business ("Blendax"), a distributor doing business principally in Germany, Austria and the United Kingdom. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     In March 1998, DENTSPLY acquired the assets of InfoSoft, Inc. ("InfoSoft"), a developer and marketer of full-featured, practice management software for managing the dental office as well as maintaining a data base of information generated in the operatory's clinical environment. InfoSoft is also one of the largest processors of electronic dental insurance claims in the United States.

     In April and December 1998, the Company purchased 100 percent of the capital stock of GAC International, Inc. ("GAC"), an internationally recognized orthodontic company selling a full line of high quality orthodontic appliances to orthodontists throughout the world.

     In May 1998, DENTSPLY purchased 100 percent of the capital stock of Crescent Dental Manufacturing Co., one of the leading manufacturers in the United States of prophy cups and brushes, amalgamators and other professional equipment and supplies.

     Also in May 1998, the Company purchased 100 percent of the capital stock of Herpo Productos Dentarios Ltda., a leading Brazilian manufacturer of alginate impression material, artificial teeth and dental anesthetics which are distributed throughout South America.

     In December 1998, DENTSPLY purchased 100 percent of the capital stock of Vereingte Dentalwerke GmbH ("VDW") and related companies. VDW manufactures endodontic files and accessory products which are marketed worldwide.

     In the second quarter of 1998, the Company recorded a $29 million pre-tax charge for restructuring and other costs. The major portion of the charge included costs of $26 million to rationalize and restructure our worldwide laboratory business (primarily for closing the German tooth manufacturing facility, which was completed by March 31, 1999). The remaining $3 million of the charge was recorded to cover termination costs related to the arbitration proceedings associated with the former implant product line.

     The Company took a pre-tax restructuring charge of $42.5 million in the fourth quarter of 1998 to integrate the New Image intraoral camera line into Gendex, its major dental equipment franchise. The charge is primarily for the write-off of intangibles including goodwill associated with the business and also includes the closing costs associated with the discontinuance of the New Image division in Carlsbad, California. The restructuring is expected to be completed by the close of the second quarter of 1999.

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

     The United States, Canada, Western Europe, the United Kingdom, Japan, and Australia are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditure on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures, including periodontia (the treatment of the structure supporting the teeth), endodontia (the revitalization of teeth that would otherwise require extraction), orthodontia (the movement and realignment of teeth for improved function and aesthetics), gnathology (the treatment of temporomandibular joint
(TMJ) dysfunction and occlusive modification), implantology (the insertion of prosthetic devices to provide support for partial or full dentures) and cosmetic dentistry. These markets require varied and complex dental products, such as advanced cleaning and scaling equipment and related solutions, light-cured bonding and restorative compounds, precision-molded and customized crowns, bridges, orthodontic appliances, bone grafting materials, implants and other prosthodontic devices, materials and instruments used in endodontic procedures, and aesthetically accurate stains and tints. These markets also utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

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

     The Company offers products and equipment for use in markets at each of these stages of development. The Company believes that as each of these markets develops, demand for more technically advanced products will increase. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well to take advantage of any opportunities for growth in all of the markets that it serves.

     United States

     The market for professional dental products in the United States has experienced steady growth in recent years. Statistics published by the U.S. Department of Health and Human Services indicate that annual United States spending on dental products and services increased from $39.5 billion to $50.6 billion from 1993 to 1997, or 6.4% per annum.

     The Company believes that the United States market will continue to be influenced by favorable demographic trends, increasing coverage of dental care by private insurance and government programs, and an intensifying focus on preventive dental care. The percentage of the United States population over age 65 is expected to more than double by the year 2035, to 20.5%, and this segment of the population commands a relatively high level of discretionary income. The

Company believes that as the number of older, more affluent Americans increases, the demand for restorative and cosmetic dental procedures will increase as these individuals seek to retain their natural teeth and improve their appearance.

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

     DENTSPLY expects insurance coverage of dental care to play an important role in the United States market. It is generally believed that approximately 40% of the United States population is covered by some form of dental insurance. While insurance covers a significant portion of expenditures for dental products and services, the Health Care Finance Review indicates that, in 1997, approximately 50% of dental expenditures were paid for directly by the consumer.

Products

     DENTSPLY's two principal dental product lines are consumable and laboratory products, and equipment. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ASH(R), CAULK(R), CAVITRON(R), CERAMCO(R), DENTSPLY(R), DETREY(R), GENDEX(R), MIDWEST(R), R&R(R), RINN(R), TRUBYTE(R), MAILLEFER(R), PROFILE(R), THERMAFIL(R), ACUCAM(R), SANI-TIP(R), OVATION(TM), ANTAEOUS(R), BEUTELROCK(R) and ZIPPERER(R). Sales of the Company's professional dental products accounted for approximately 95% of DENTSPLY's consolidated sales for 1998, 1997 and 1996, respectively.

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

          Resin-Based and Porcelain Artificial Teeth: Artificial teeth replace natural teeth lost through deterioration, disease or injury. The Company's artificial teeth are marketed under the TRUBYTE(R) and PORTRAIT(R) IPN(R) brand names, among others, and are produced by the Company in York, Pennsylvania, Brazil and China in some 15,000 combinations of shapes, sizes and shades.

          Impression Materials: Impression materials are used to make molds of teeth for fitting crowns, bridges and dentures. DENTSPLY's JELTRATE(R), BLUEPRINT(TM), REPROSIL(R) and AQUASIL LV Smart Wetting Impression Material are designed to increase the rate of successful impressions without retakes and to set quickly to minimize patient discomfort.

          Restorative Materials: Restorative materials are used in sealing, lining and filling excavated tooth cavities and repairing broken or damaged teeth, and include amalgams, bonding agents, light-cured composites and glass ionomer filling materials for more aesthetic restorations. DENTSPLY'S SUREFIL(TM) High Density Composite Restorative is condensable, just like amalgam and offers true amalgam-like packability with the aesthetics of a composite or tooth-colored filling material. SUREFIL(TM) exhibits a natural appearance but, unlike currently available composites, does not need to be placed in multiple increments, therefore saving valuable time for the dentist. These features, combined with fluoride release, assure both the dentist and patient of strong, long lasting and esthetically pleasing posterior restorations. In addition, its wear rates are equal to or less than an amalgam restoration. The Company's DYRACT(R) AP is a patented, single component restorative material featuring simplicity in delivery combined with excellence in restorative results. Formulated with a resin mix, it delivers the compressive strength of a hybrid composite. Due to its wear resistance and strength, DYRACT(R) AP is indicated for all classes of cavities. DYRACT(R) Flow is an easy handling flowable compomer restorative with excellent adaption to tooth structures; sustained, rechargeable fluoride release; ideal flow consistency for air abrasion procedures; and availability in seven popular shades. The Company's PRISMA(R) AP.H(R), PRISMA(R) TPH(R) and TPH SPECTRUM(TM) universal composite materials permit restorations to be performed on either the anterior or posterior teeth using the same material. PRINCIPLE(TM) cement delivers high strength, low solubility and the best dimensional stability of the recent generation of cements. These properties are combined with self adhesion, ease of use and high sustained, rechargeable fluoride release of traditional glass ionomers. Added photo initiators allow PRINCIPLE(TM) cement to be dual cured, providing "on command", easy cleanup. PRIME & BOND(R) NT (Nano Technology) is a revolutionary dental adhesive material that incorporates the use of nanofillers which are 100 times smaller than traditional fillers and have the perfect size to penetrate the typical micro-sized keyhole etch pattern of enamel as well as the smallest dentin channels. These tiny particles support the natural components of dentin while building the foundation for a perfect link between tooth structure and restorative materials. PRIME & BOND(R) NT is a true one coat liquid adhesive system offering the dentist reduced procedure time coupled with excellent physical properties. It can be used in composite or compomer tooth restorations, cementation procedures, adhesive repairs and as an adhesive cavity varnish. DENTSPLY also markets the DISPERSALLOY(R), UNISON(R) and MEGALLOY(R) lines of restorative amalgams; and DELTON(R) and DELTON(R) PLUS (with fluoride release) brand dental sealants.

          Crown and Bridge Porcelains and Ceramics: These porcelain and ceramic products are used by dental laboratories in making crowns, bridges, inlays and onlays for restorative dental procedures, where aesthetics are particularly important, and to provide functional biting and chewing surfaces that appear and feel natural. The Company produces specialty crown and bridge porcelain materials and fully automatic programmable porcelain furnaces, as well as castable ceramic materials, used by dental laboratories. Product offerings include the CERAMCO(R) line, and in Europe, the DETREY(R) CARAT(R) line of specialty crown and bridge porcelain products for use as fixed prosthetics. FINESSE(TM) Porcelain from Ceramco, features superb shade matching and permits the dental laboratory to fire restorations with extraordinary aesthetics. FINESSE(R) Porcelain restorations also allow dentists to adjust and repolish at chairside without reglazing. FINESSE(TM) All Ceramic provides superior wear characteristics, kindness to opposing detition and chair side polishability on a ceramic core. The translucent fluorescent ceramic substructure helps optimize esthetics of DENTSPLY's low fusing porcelains.

          Endodontic Instruments and Materials: These products are used in root canal treatment of severely damaged or decayed teeth. Through its Maillefer, DENTSPLY Endodontics and VDW subsidiaries, the Company has an extensive endodontic product offering including broaches, files, and other endodontic materials and instruments. The SUREFLEX(R) Nickel Titanium File features superior flexibility and shape memory which allows the instrument to follow the path of the root canal. The Company's PROFILE(R) SERIES 29(R) line of endodontic files offer a standard 29 percent increase between the tip diameters of each size instrument for a smooth, progressive enlargement from one file to the next. PROFILE(R) .04 TAPERS(R) feature non-standard tapers constructed from super-flexible nickel titanium for use in a controlled, slow-speed, high-torque rotary dental handpiece. PROFILE(R) GT

     Rotary Engine Driven Nickel Titanium Endodontic Files are specifically designed with unparalleled strength and flexibility to simplify root canal operations, by giving dentists an automated method to achieve the clinically necessary root canal funnel shape. They are used in conjunction with PROFILE(R) .04 TAPERS(R) to efficiently create a predefined taper. THERMASYSTEM(R) PLUS includes THERMASEAL(R) PLUS, a patented root canal filling material which is fast, effective and tissue- friendly and the THERMAPREP(R) PLUS Oven which cuts required heating time for plastic THERMAFIL(R) PLUS Obturators from up to seven minutes to as little as seventeen seconds. THERMASYSTEM(R) PLUS provides a three dimensional root canal fill in a fraction of the time it takes for traditional lateral condensation procedures. Pro Root MTA(TM) is a root repair material that uses water based chemistry which allows for normal setting in the presence of moisture. It out performs other material in providing a stable barrier to bacterial and fluid leakage. Pro Root MTA(TM) is unlike any other root canal repair material, in that in many cases where a tooth was previously considered a lost cause, it may now be saved. GLYDE FILE PREP(TM) is a new root canal therapy gel used to facilitate the cleaning and shaping of the root canal. Used as a lubricant and irrigating agent, it lifts debris coronally while it cleans and lubricates. It offers two distinct advantages. First, the packaging respects asepsis concerns. The disposable syringe tips eliminate the possibility of cross contamination and allow for clean, single-dose dispensing. Second, GLYDE FILE PREP(TM) has a gel-like consistency that clings better to files. This improved consistency makes its placement in the canal easier and more convenient. It works by effervescing when it reacts with sodium hypochlorite. The resulting bubbling effect lifts dentinal mud and necrotic tissue for easy removal. It also encourages lightening of the tooth if discloration exists from non-vitality. The use of sodium hypochlorite promotes internal bleaching of the tooth. This process is enhanced by the release of oxygen from the carabamide peroxide.

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

          Other Consumable and Laboratory Products: Other products produced by the Company for use in dental offices and laboratories include the VERTEX(R) disposable articulator used in dental laboratories to simulate the dynamic movement of teeth against one another; pre-sterilized dental needles in a variety of gauges and lengths; and NUPRO(R) prophylaxis paste that is used in cleaning and polishing teeth. NUPRO(R) Prophy Paste BUBBLE EXTREME(TM) is a new "big bubble" bubble gum flavor. This completes the seven flavors NUPRO(R) Prophy Paste line which has been a favorite in the dental office for years for its excellent stain removal, superior polishing and great flavors.

     Dental Equipment. DENTSPLY's dental equipment product lines include high and low speed handpieces, intraoral lighting systems, ultrasonic scalers and polishers, x-ray systems and related support equipment and accessories, and air abrasion systems.

          Handpieces: Under the MIDWEST(R) brand name, DENTSPLY manufactures and distributes a line of high-speed and low-speed air-driven handpieces and intraoral lighting systems. High-speed handpieces are the primary instruments utilized by dentists for restorative, prosthodontic and aesthetic procedures. Low-speed handpieces may also be used in these procedures and in procedures which require more control and higher torque, such as removal of soft decay, tooth cleaning and polishing, and chairside adjustment of dentures. Handpiece intraoral lighting systems supply light to the fiber optic bundles in the handpieces through tubes that also provide air and water to the handpiece. Midwest's RDH(R) Hygienist Handpiece is a more comfortable, ergonomically sound and lightweight handpiece for the dental hygienist. Its one piece "twist and click" connection avoids cumbersome sterilization protocols and provides faster handpiece changes.

          Air Abrasion Unit: The AIRTOUCH(TM) Cavity Preparation System is an air-abrasion unit that delivers aluminum oxide particles with pressurized air to cut tooth structure. This unit features directed spray control, an evacuation system to safely remove the powder from the oral cavity and an ergonomically designed handpiece. The system is monitored by a highly sophisticated software program which provides dentists with simple instructions for basic use and maintenance. The need for anesthetic is absent from many procedures when using the AIRTOUCH(TM) Cavity Preparation System and there is a lower level of vibration, pressure and noise when compared with traditional cavity preparation methods.

          Ultrasonic Scalers and Polishers: DENTSPLY manufactures and distributes the CAVITRON(R) SPS(TM) Ultrasonic Scaler (which uses ultrasonic waves to remove hardened tooth calculus which results from the interaction of plaque, saliva and food particles). SPS(TM) stands for Sustained Performance System, a patent-pending technology which acts much like an automobile's cruise control that measures tip motion and compensates for reduction in tip motion once the insert tip contacts the tooth surface. By doing this, SPS(TM) provides more power for improved scaling efficiency and permits the dentist to set the power control at a lower level, providing a more comfortable scaling procedure for the patient. Additional product offerings include the CAVITRON(R) JET with SPS(TM) Technology (which combines both ultrasonic scaling and air polishing prophylaxis in one multi-function unit) and the PROPHY-JET(R) 30 Air Polishing Prophylaxis Unit (which cleans, polishes and buffs the tooth surface after scaling is completed). DENTSPLY manufactures a variety of inserts for use with its ultrasonic prophylaxis units. The FOCUSED SPRAY(TM) Insert brings water directly to the instrument tip and focuses water where it is most needed. The SLIMLINE(R) Ultrasonic Insert is 40 percent thinner than standard ultrasonic inserts and allows subgingival ultrasonic instrumentation at depths up to 7 mm. The FSI(R) SLIMLINE(R) combines the best features of the

     FOCUSED SPRAY(TM) Insert and the SLIMLINE(R) Ultrasonic Insert.

          Dental X-Ray Systems: The Company offers a full line of dental x-ray equipment for intraoral, panoramic and cephalometric procedures. Intraoral films provide a view of a particular area of tooth and jaw structure. Panoramic x- rays utilize a moving x-ray tube and provide an image of the entire oral cavity, an image that is particularly valuable to oral surgeons and orthodontists. The ORTHORALIX(R) 9000 panoramic x-ray system comes with a mechanical drive and advanced microprocessor control which minimizes spinal shadow for sharp detail throughout the x-ray film. A scientifically derived, software controlled motion path ensures proper density, contrast and sharpness on any size patient. Cephalometric systems permit precise, repeatable positioning of the patient's skull so that images taken at different times can be compared. The Company markets a real time, digital video x-ray system, VISUALIX(TM). This system uses a solid state, intraoral x-ray sensor and associated computer which allows the dentist to produce radiographic images without using film. X-rays generated by a standard system strike the sensor. The image is then displayed on a computer screen, where it can be enlarged, enhanced and manipulated. The image may also be stored for future retrieval. The extremely sensitive sensor provides excellent image quality with a significantly lower x-ray dosage compared to film. The DENOPTIX(R) Digital Imaging System is a patented, digital x-ray imaging product compatible with the installed base of both intraoral and panoramic units. This system uses storage phosphor imaging technology to create digital x-ray images on imaging plates. These imaging plates are thin and flexible and are available in every intraoral and panoramic size. They are reusable, do not require chemical processing like conventional film, and allow the dentist to reduce the amount of radiation to the patient by as much as 90%. When placed in a laser scanner, the information on the imaging plate is converted to a digital image via a computer. Imaging software is then used to enhance the image through magnification, sharpening, inverting, reversing, adding color or embossing for simulated three-dimensional depth. The DENOPTIX(R) Ceph System is designed to produce superior digital images for cephalometric, panoramic and intraoral x-ray systems. It will especially benefit orthodontists and oral surgeons in planning their treatment. The DENOPTIX(R) Ceph System is compatible with most software used for treatment planning and practice management. Both VISUALIX(TM) and DENOPTIX(R) digital imaging systems use VIXWIN 32 Software, a 32 bit imaging software which enhances the features of both systems.

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

     The Company offers SOFTDENT(R) practice management software through its InfoSoft division. This fully integrated software is used in managing both the dental "front" office as well as in maintaining a data base of information generated in the operatory's clinical environment. SOFTDENT(R) is used in more than 11,000 dental offices throughout the United States. The InfoSoft division is also one of the leading processors of electronic dental insurance claims in the United States. InfoSoft also provides statement preparation and mailing at a substantial savings over what dentists can do on their own.

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

     DENTSPLY's product-specific sales force is divided into domestic and foreign field selling organizations, each of which is responsible for maintaining contact with both dealers and dental professionals. The dental sales force includes approximately 350 domestic representatives, approximately 450 international representatives and approximately 50 telemarketers who support the domestic representatives. This sales force is further divided into product-based teams. Each specialized sales force tailors its sales strategy to the particular sales and technical support requirements of its customers. Sales personnel attend over 100 dental trade shows each year where the Company's products are exhibited to dental professionals and dealers. Sales personnel also routinely participate with dealers to disseminate product information and conduct product demonstrations, seminars, study groups and lectures for dental professionals. In addition, DENTSPLY invests significant amounts in advertising in national and international dental publications.

     DENTSPLY distributes its dental products primarily through approximately 350 domestic and over three thousand foreign dealers and importers. While the overwhelming majority of DENTSPLY's products are distributed through dental dealers, certain highly technical products such as the Company's CERAMCO(R) line of crown and bridge porcelain products, DENTSPLY Endodontics' instruments and materials and GAC's orthodontic appliances are sold directly to the dental laboratory or dentist.

     The Company operates in one operating segment within the meaning of SFAS 131. See Note 4 - "Segment and Geographic Information".

     DENTSPLY also maintains ten educational facilities. The Company's facilities in York, Pennsylvania; Burlington, New Jersey; Dreieich, Germany; and Weybridge, England are used for training, product demonstrations and seminars and to promote interest in and understanding of the use of DENTSPLY's dental laboratory products. The DENTSPLY Educational Center in York provides personalized training in both fixed and removable prosthodontic specialties. Additional teaching facilities are maintained in Milford, Delaware; Konstanz, Germany; Ballaigues, Switzerland; Hong Kong, China; Mexico City, Mexico and Munich, Germany for training dental professionals in the use of consumable dental products. The Company also offers many seminars throughout the world in such areas as endodontics, crown and bridge porcelain and ceramics and restoratives.

Product Development

     During 1998, 1997 and 1996, approximately $18.2 million, $16.8 million and $14.7 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products. DENTSPLY employs over 200 scientists, engineers and technicians dedicated to product development. The Company believes that its product development programs are critical in meeting market demands and achieving future growth. The Company also sponsors independent clinical research projects aimed at developing, adapting and testing new technologies for use in DENTSPLY products. From time to time, the Company contracts with independent consultants and engineers to augment efforts to develop new products.

Manufacturing and Technical Expertise

     DENTSPLY believes that its manufacturing capabilities are important to its success. The Company continues to automate its global manufacturing operations in order to remain a low cost producer.

     The manufacture of the Company's products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company's products.

     The manufacture of artificial teeth and dental composites involves expertise in polymer chemistry. A polymer is a compound of high molecular weight derived through the combination of many smaller molecules or by the condensation of many smaller molecules through the elimination of water or alcohol. DENTSPLY manufactures certain lines of artificial teeth by a process that disperses the polymeric molecules found within cross-linked polymers, thereby improving the tooth's resistance to blanching, whitening, crazing and disintegration. Another line of artificial teeth utilizes an ultra-high viscosity polypropylene that significantly increases wear resistance.

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

     Nanofiller technology adds tiny nanofillers to PRIME & BOND(R) NT, DENTSPLY's new one-bottle bonding agent. Nanofillers, which are 100 times smaller than the fillers in hybrid composite, allow PRIME & BOND(R) adhesive to thoroughly penetrate dentin tubules with only one application. Nanofillers also fill and reinforce both the hydride layer as well as the collagen fibril which conventional adhesives may not be able to achieve. PRIME & BOND(R) NT features application in a one-coat technique, reducing treatment steps and chair time. It has superior stress resistance, enhanced marginal integrity and is suitable for both dentin and enamel with a strong and durable bond.

     DENTSPLY's new SUREFIL(TM) light cured High Density Composite Restorative utilizes "interlocking particle technology", developed by DENTSPLY, to synergistically couple the proven performance of the urethane modified Bis-GMA resin system with filler particle composition, proportion, size distribution and morphology. This unique technology provides an equivalent alternative to mercury-silver amalgam. SUREFIL(TM) matches the handling, strength and durability of classic amalgam, combined with the appearance of natural dentition. SUREFIL(TM) places, packs, sculpts and finishes remarkably similar to amalgam.

     The Company manufactures high quality endodontic instruments using production equipment designed and manufactured in-house. In general, the equipment used is not available on the external market.

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

Foreign Operations

     The Company conducts its business in over 100 foreign countries, principally through its foreign subsidiaries which operate 43 foreign facilities (including 15 manufacturing operations). DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland and England. The Company also has a significant market presence in Central and South America, Australia, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea and Japan. DENTSPLY has established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

In 1996, a wholly-owned subsidiary, including a manufacturing facility, was established in the People's Republic of China. Manufacturing operations in India also commenced in 1996. During 1998, wholly owned subsidiaries were established in Taiwan, Korea, Colombia and Chile.

     For 1998, 1997 and 1996, the Company's sales outside the United States, including export sales, accounted for approximately 46%, 48% and 49%, respectively, of consolidated net sales. For information about the Company's United States and foreign sales and assets for 1998, 1997 and 1996, see Note 4 of the Notes to the Company's Consolidated Financial Statements.

     As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland.

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

Employees

     As of March 15, 1999, the Company and its subsidiaries had approximately 6,000 employees, of whom approximately 3,225 were engaged in manufacturing operations, approximately 1,930 were engaged in sales and distribution, approximately 625 were engaged in finance and administration, and approximately 220 were engaged in research and product development activities. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2000; and hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on May 31, 2000. The Company believes that its relationship with its employees is good.

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

Rate of Growth
--------------

     The Company's ability to continue to increase revenues depends on a number of factors, including the rate of growth in the market for dental supplies and equipment, the ability of the Company to continue to develop innovative and cost-effective new products, and the acceptance by dental professionals of new products and technologies. The demand for dental services can be adversely affected by economic conditions, healthcare reform, government regulation or more stringent limits in expenditures by dental insurance providers. There is also a risk that dental professionals may resist new products or technologies or may not be able to obtain reimbursement from dental insurance providers for the use of new procedures or equipment.

Acquisitions
------------

     The Company's growth in recent years has depended to a significant extent on acquisitions. The Company completed fourteen acquisitions in 1996, 1997 and 1998, the largest of which were Tulsa Dental Products LLC in 1996 and GAC, Inc. and Vereingte Dentalwerke GmbH in 1998. There can be no assurance that the Company will be able to continue to identify and complete acquisitions which will add materially to the Company's revenues. Among the risks that could affect the Company's ability to complete such acquisitions are competition for appropriate acquisition candidates and the relatively small size of many such candidates. Moreover, there can be no assurance that the Company will successfully integrate into its operations the businesses that it acquires or that any such integration will not take longer and cost more than anticipated.

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

Currency Translation and International Business Risks
-----------------------------------------------------

     Because approximately 40% of the Company's revenues have been generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the Company's operating results. The strength of the U.S. dollar relative to foreign currencies can have a negative effect on the Company's revenues and operating results. If the U.S. dollar strengthens in relation to other currencies, the Company's revenues and operating results will be adversely affected. In addition, approximately 50% of the Company's revenues result from sales in markets outside of the United States. Europe has been an important market for the Company, and although Asia and South America have not historically been the source of significant revenues, the Company has made investments in Asian and South American markets because it believes that long-term future growth prospects in these geographic areas are good. Weakness in economic conditions in Europe could have a material adverse effect on the Company's sales and operating results, and continued economic turmoil in Asia and South America could have a material adverse effect on the Company's future rate of growth.

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

Year 2000
---------

     The following information contains Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act.

     An issue affecting DENTSPLY and all other companies is whether computer systems and applications will recognize and process data for the Year 2000 and beyond. In 1995, the Company commenced an upgrade of its information technology ("IT") systems for all of its locations. A primary software was chosen to upgrade the Company's computerized business applications to world class standards and enable the Company to become Year 2000 compliant. Most of the identification, planning and development phases of the Year 2000 project have been completed. The Company is in the process of implementing the information system upgrade with an anticipated completion date of mid-1999.

     Possible Year 2000 issues not covered by the IT upgrades are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company is engaged in a program to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

     The Year 2000 initiative also presents a number of uncertainties including the status and planning of third parties. The Company is currently surveying its significant customers and vendors as to their Year 2000 compliance. Based on the nature of their responses, the Company will develop contingency plans as appropriate.

     There is no assurance that the Year 2000 project will be completed by mid-1999 or that Year 2000 issues not covered by the IT upgrade will not interrupt the Company's operations and cause unanticipated costs or reduce sales. In addition, the Company cannot be certain that its suppliers or customers will complete Year 2000 conversions which could have a material adverse impact on the Company's financial results.

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

Antitakeover Provisions
-----------------------

     Certain provisions of the Company's Certificate of Incorporation and By-Laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of the Company. Such provisions include the division of the Board of Directors of the Company into three classes, with the three-year term of each class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the Common Stock and certain procedural requirements which make it difficult for stockholders to amend the Company's by-laws and which preclude stockholders from calling special meetings of stockholders. In addition, members of the Company's management and participants in the Company's Employee Stock Ownership Plan collectively own approximately 15% of the outstanding Common Stock of the Company, which may discourage a third party from attempting to acquire control of the Company in a transaction that is opposed by the Company's management and employees.

Item 2.  Properties
-------------------
     As of March 15, 1999, DENTSPLY maintains manufacturing facilities at the following locations:
                                                          Leased
Location                       Function                  or Owned
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

Elgin, Illinois        Manufacture of dental x-ray film    Owned
                       holders, film mounts and
                       accessories

Maumee, Ohio           Manufacture and distribution of     Owned
                       investment casting products

Lakewood, Colorado     Manufacture and distribution of     Leased
                       bone grafting materials and
                       Hydroxylapatite plasma-feed
                       coating materials

Commerce, California   Manufacture and distribution of     Leased
                       investment casting products

Carlsbad, California   Manufacture and distribution of     Leased(1)
                       intraoral cameras and computer
                       imaging systems

Johnson City,          Manufacture and distribution of     Leased
 Tennessee             endodontic instruments and
                       materials

West Palm Beach,       Manufacture and distribution of     Leased
 Florida               endodontic instruments and
                       materials

Petropolis, Brazil     Manufacture and distribution of     Owned
                       artificial teeth and consumable
                       dental products

Petropolis, Brazil     Manufacture and distribution of     Owned
                       dental anesthetics

Dreieich, Germany      Manufacture and distribution of     Owned(2)
                       artificial teeth and other dental
                       laboratory products

Konstanz, Germany      Manufacture and distribution of     Owned
                       consumable dental products;
                       distribution of dental equipment

Munich, Germany        Manufacture and distribution of     Owned
                       endodontic instruments and
                       materials

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

Le Creux,              Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

Moscow, Russia         Manufacture and distribution of     Leased
                       consumable dental products

New Delhi, India       Manufacture and distribution of     Leased
                       dental products

Tianjin, China         Manufacture and distribution of     Leased
                       dental products

(1)      Facility closed March 31, 1999
(2)      Manufacturing discontinued March 31, 1999.

     In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at four other United States locations and at 22 international locations in 17 foreign countries. Of the 26 United States and international sites used exclusively for sales and distribution, one is owned by the Company and the remaining 25 are leased. The Company also maintains sales offices in various countries throughout the world.

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigating regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and are seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists was filed January 12, 1999 in the Supreme Court of the State of New York for New York County. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws and any outcome will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.


Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 15, 1999.

      Name           Age                Position
      ----           ---                --------
John C. Miles II      57      Chairman of the Board and Chief
                              Executive Officer
Gerald K. Kunkle Jr.  52      President and Chief Operating Officer
W. William Weston     51      Senior Vice President
Michael R. Crane      58      Senior Vice President
Thomas L. Whiting     56      Senior Vice President
William R. Jellison   41      Senior Vice President and Chief
                              Financial Officer
Brian M. Addison      45      Vice President, Secretary and
                              General Counsel

     John C. Miles II was named Chairman of the Board effective May 20, 1998. Prior thereto, he was Vice Chairman of the Board since January 1, 1997. He was named Chief Executive Officer of the Company upon the resignation of Burton C. Borgelt from that position on January 1, 1996. Prior to that he was President and Chief Operating Officer and a director of the Company since the Merger and of Old Dentsply commencing in January 1990.

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

     Michael R. Crane was named Senior Vice President of the following profit centers effective February 1, 1998: Ceramco, CeraMed, Dentsply Argentina, Dentsply Brazil, Dentsply Canada, Dentsply Mexico, DeTech, Latin American Export, Rinn, MPL, North American Group Marketing, Preventive Care, Ransom & Randolph and Trubyte. Effective January 1, 1999, MPL, Rinn and the 1998 acquisition, Crescent, were reassigned from Mr. Crane to Thomas L. Whiting.(1) Mr. Crane retained responsibilities for Herpo, acquired in May 1998 along with the remaining profit centers assigned to him effective February 1, 1998. From January 1, 1996 until February 1, 1998, Mr. Crane was Senior Vice President, North American Group. Prior to that he was Senior Vice President, Europe, Mideast, Africa and Commonwealth of Independent States of the Company effective in early 1995. Prior thereto he served as Senior Vice President, International Operations of the Company since the Merger, and in a similar capacity with Old Dentsply commencing in November 1989. Prior to that time, he served as Vice President Sales/Marketing for Whaledent International, a division of IPCO Corporation.

     W. William Weston was named Senior Vice President of the following profit centers effective February 1, 1998: DeDent, Dentsply France, Dentsply Italy,

Dentsply United Kingdom, L.D. Caulk, SIMFRA, SPAD and StomaDent. Effective January 1, 1999, Mr. Weston also assumed responsibility for Dentsply Asia, Dentsply Australia and Dentsply Japan in addition to the profit centers assigned to Mr. Weston effective February 1, 1998. From January 1, 1996 until February 1, 1998 Mr. Weston was Senior Vice President, European Group. Prior to that Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

     Thomas L. Whiting was named Senior Vice President of the following profit centers effective February 1, 1998: Dentsply Asia, Dentsply Australia, Dentsply Japan, Gendex, Maillefer, Midwest, New Image, Tulsa Dental, Gendex Germany, and Gendex Italy. Effective January 1, 1999, Dentsply Asia, Dentsply Australia, and Dentsply Japan were reassigned from Mr. Whiting to Mr. Weston. Mr. Whiting retains responsibility for GAC, InfoSoft and VDW, acquired in 1998, along with the remaining profit centers assigned to him February 1, 1998 and Rinn, MPL and Crescent reassigned from Mr. Crane. From early 1995 until February 1, 1998 Mr. Whiting was Senior Vice President, Pacific Rim, Latin America and Gendex; his responsibilities and title were expanded to encompass Tulsa Dental and New Image upon the Company's acquisitions of those businesses. Prior to this appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division since the Merger, and prior thereto served in the same capacity with Old Dentsply since joining Old Dentsply in 1987. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

     William R. Jellison was named Senior Vice President and Chief Financial Officer of the Company effective April 20, 1998. Prior to that time, Mr. Jellison held the position of Vice President of Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1994. From 1991 to 1994, Mr. Jellison was Donnelly's Vice President of Financial Operations, Treasurer and Corporate Controller. Prior to that, he served one year as Treasurer and Corporate Controller, and in other financial management positions for Donnelly. Mr. Jellison is a Certified Management Accountant.

     Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. From August 1994 to December 1994 he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick. Prior to that he was Senior Counsel at Hershey Foods Corporation.

(1) The reassignment of profit centers among Messrs. Crane, Weston and Whiting was part of the implementation of a new organizational structure for the Company's profit center locations.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

     The table below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results cold differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, primarily in the United States and movements in foreign currency exchange rates. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

                                                                               Fair
                                                             There-            Value
Expected Maturity Dates    1999     2001     2002     2003   after    Total   12/31/98
(in thousands)           -------- -------- -------- -------- ------  -------- --------
ASSETS
Forward purchase
 agreements
 Swiss denominated       $  7,600                                    $  7,600 $ 7,600
 Dollar denominated         1,200                                       1,200   1,254
DEBT
Current:
 Dollar denominated         2,400                                       2,400
  Average interest rates     7.0%
 Hong Kong denominated      3,718                                       3,718
  Average interest rates     6.1%
 Duetschmark denominated    2,167                                       2,167
  Average interest rates     4.1%
Non-current:
 Sterling denominated                        13,608                    13,608
  Average interest rates                       7.2%
 Swiss Franc denominated                     16,051                    16,051
  Average interest rates                       1.8%
 Australian $ denominated                     3,061                     3,061
  Average interest rates                       5.4%
 US$ denominated                            100,000                   100,000
  Average interest rates                       5.6%
 Interest rate swaps                40,000            20,000  20,000   80,000  (2,579)

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The information set forth under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Management's Financial Responsibility" and "Independent Auditors' Report" of KPMG LLP in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 8.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the subcaptions "Compensation of Directors", "Human Resources Committee Interlocks and Insider Participation" and "Reports on Executive Compensation" in the Proxy Statement is incorporated herein by reference to this Item 13.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------
                                                       Sequential
     (a)  Documents filed as part of this Report        Page No.
          --------------------------------------       ----------

          1.  Supplemental Stock Information               36

          2.  Selected Financial Data                      37

          3.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   38

          4.  Financial Statements and Supplementary
              Data
              --------------------------------------
              The following consolidated financial
              statements of the Company are filed as
              part of this Annual Report on Form 10-K:

              Management's Financial Responsibility        45

              Independent Auditors' Report of
              KPMG LLP                                     46

              Consolidated Statements of Income
              for the years ended December 31,
              1998, 1997 and 1996                          47

              Consolidated Balance Sheets as of
              December 31, 1998 and 1997                   48

              Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1998, 1997 and
              1996                                         49

              Consolidated Statements of Cash
              Flows for the years ended
              December 31, 1998, 1997 and 1996             52

              Notes to Consolidated Financial
              Statements                                   56

                                                       Sequential
          5.  Financial Statement Schedules             Page No.
              -----------------------------            ----------
              The following financial statement
              schedule is filed as part of
              this Annual Report on Form 10-K:

              Schedule II - Valuation and qualifying       77
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

                Exhibit
                Number                     Description
                -------                    -----------
                   3.1       Restated Certificate of Incorporation (1)
                   3.2       By-Laws, as amended (2)
                   4.1 364-Day and 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of October 23, 1997 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V. as Documentation Agent. (11)
                  10.1       1992 Stock Option Plan adopted May 26,
                             1992 (4)
                  10.2       1993 Stock Option Plan (2)
                  10.3       1998 Stock Option Plan (1)
                  10.4 Nonstatutory Stock Option Agreement between the Company and Burton C.
                             Borgelt (3)
                  10.5  (a)  Employee Stock Ownership Plan as amended
                             effective as of December 1, 1982,
                             restated as of January 1, 1991 (7)
                        (b)  Second amendment to the DENTSPLY
                             Employee Stock Ownership Plan (10)

                        (c)  Third Amendment to the DENTSPLY
                             Employee Stock Ownership Plan
                  10.6  (a)  Retainer Agreement dated December 29,
                             1992 between the Company and State Street
                             Bank and Trust Company ("State Street")
                             (5)
                        (b)  Trust Agreement between the Company and
                             State Street Bank and Trust Company dated as of August 11, 1993 (6)
                        (c) Amendment to Trust Agreement between the Company and State Street Bank and Trust Company effective August 11, 1993 (6)
                  10.7 Employment Agreement dated January 1, 1996 between the Company and Burton C. Borgelt (9)*
                  10.8  (a)  Employment Agreement dated as of
                             December 31, 1987 between the Company
                             and John C. Miles II (5)*
                        (b) Amendment to Employment Agreement between the Company and John C. Miles II dated February 16, 1996, effective January 1, 1996 (9)*
                  10.9 Employment Agreement dated as of December 31, 1987, as amended as of February 8, 1990, between the Company and Leslie A. Jones (5)*
                  10.10 Employment Agreement dated as of December 10, 1992 between the Company and Michael
                             R. Crane (5)*
                  10.11 Employment Agreement dated as of December 10, 1992 between the Company and Edward
                             D. Yates (5)*
                  10.12 Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
                  10.13 Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*
                  10.14 Employment Agreement dated October 11, 1996 between the Company and Gerald K. Kunkle Jr. (10)*
                  10.15      Employment Agreement dated April 20,
                             1998 between the Company and William R.
                             Jellison
                  10.16 Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison
                  10.17 Midwest Dental Products Corporation Pension Plan as amended and restated effective January 1, 1989 (7)*

                  10.18      Revised Ransom & Randolph Pension Plan,
                             as amended effective as of September 1,
                             1985, restated as of January 1, 1989 (7)*
                  10.19      DENTSPLY International Inc. Directors'
                             Deferred Compensation Plan effective
                             January 1, 1997 (10)*
                  10.20      Asset Purchase and Sale Agreement, dated
                             January 10, 1996, between Tulsa Dental
                             Products, L.L.C. and DENTSPLY
                             International Inc. (8)
                  10.21      Supplemental Executive Retirement Plan
                             effective January 1, 1999
                  21.1       Subsidiaries of the Company
                  23.1       Consent of KPMG LLP
                  27         Financial Data Schedule
-------------------

 *   Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).

(2) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-79094).

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

(7) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year
     December 31, 1994, File No. 0-16211.

(8) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10,
     1996, File No. 0-16211.

(9) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

(10) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-16211.

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-16211.

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

(2) Agreement dated December 19, 1997 between Midland Bank PLC and Dentsply Limited for 2,500,000 pounds.

(3) Promissory Note dated August 14, 1998 in the principal amount of $6,000,000 of the Company in favor of First Union National Bank.

(4) Credit Agreement dated September 14, 1998 between Dentsply Canada Limited ("DCL") and Bank of Montreal for C$3,500,000.

(5) Promissory Note dated December 1, 1995 in connection with a line of credit up to $20,000,000 between the Company and Mellon Bank.

(6) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.

(7) Unsecured Note dated June 26, 1998 between the Company and Harris Trust and Savings Bank in the principal amount of $500,000.

     (b) Reports on Form 8-K
          -------------------

               The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1998.
                                   * * * * * *

Supplemental Stock Information
------------------------------

     The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth high and low sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market (after giving effect to the two-for-one stock split effective on October 29, 1997):

                        Market Range of Common Stock        Cash
                        ----------------------------      Dividend
1998                        High         Low              Declared
----                      --------     --------           --------
First Quarter              $35-1/4      $26-1/4            $.05125
Second Quarter              34-3/4       23-1/4             .05125
Third Quarter               26-3/4       21-1/4             .05125
Fourth Quarter              28           20                 .05625

1997
----
First Quarter              $27-1/2      $23-3/8            $.04625
Second Quarter              26-3/16      22-5/16            .04625
Third Quarter               28-15/16     24-5/16            .05125
Fourth Quarter              31-3/4       26-1/8             .05125

1996
----
First Quarter              $20-3/8      $18-3/4            $.04125
Second Quarter              22-3/8       20                 .04125
Third Quarter               22-1/4       18-5/8             .04125
Fourth Quarter              24-1/2       20-7/8             .04625



     The Company estimates, based on information supplied by its transfer agent, that there are approximately 15,014 holders of common stock, including 553 holders of record.


                             DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
                                         SELECTED FINANCIAL DATA
                                                                    Year Ended December 31,
                                                 -----------------------------------------------------------
                                                   1998        1997          1996         1995        1994
                                                 --------    --------      --------     --------    --------
Statement of Income Data:                                  (in thousands, except per share amounts)
 Net sales                                       $795,122    $720,760      $656,557     $572,028    $524,758
 Gross profit                                     416,423     368,726       324,670      280,852     257,724
 Restructuring and other costs                     71,500         ---           ---          ---         ---
 Operating income from continuing operations       69,852     132,456       119,464      100,735      97,400
 Income from continuing operations
  before income taxes                              55,101     122,006       110,960       90,017      91,662
 Net income from continuing operations             34,825      74,554        67,222       53,963      54,144
 Discontinued operations and extraordinary items      ---         ---           ---          ---       7,854
                                                 --------    --------      --------     --------    --------
 Net income                                      $ 34,825(1) $ 74,554      $ 67,222     $ 53,963(1) $ 61,998
                                                 ========    ========      ========     ========    ========
Earnings per Common Share:
 Income from continuing operations-basic         $    .65    $   1.38      $   1.25     $   1.00    $    .98
 Net income-basic                                     .65        1.38          1.25         1.00        1.12
 Income from continuing operations-diluted            .65        1.37          1.25          .99         .97
 Net income-diluted                                   .65        1.37          1.25          .99        1.11
 Cash dividends declared per common share             .21        .195           .17        .1538        .075
Weighted Average Common Shares Outstanding:
 Basic                                             53,330      53,937        53,840       54,024      55,552
 Diluted                                           53,597      54,229        53,994       54,255      56,094
Balance Sheet Data:
 Working capital                                 $128,076    $107,678      $113,547     $122,706(2) $ 92,206(2)
 Total assets                                     895,322     774,376       667,662      582,383(2)  466,930(2)
 Total debt                                       233,761     129,510       101,820       76,291      21,939
 Stockholders' equity                             413,801     423,933       365,590      315,922     299,337
 Average return on stockholders' equity             19.2%(3)    18.9%         19.9%        17.9%       21.8%(4)
Other Data:
 Depreciation and amortization                   $ 37,474    $ 32,405      $ 28,108     $ 21,488    $ 18,133(5)
 Capital expenditures                              31,430      27,660        20,804(5)    17,421(5)   12,504(5)
 Interest expense, net                             14,168      11,006        10,071        7,879       6,472
 Property, plant and equipment, net               158,998     147,130       141,458      140,101      91,140
 Goodwill and other intangibles, net              346,073     336,905       256,199      188,409     176,508

(1)  Includes restructuring and other costs of $45.4 million in 1998 and unusual or non-recurring charges of $1.8 million in 1995.
(2)  Excludes net assets of discontinued operations.
(3)  Excludes income statement effect of restructuring and other costs.
(4)  Excludes income statement effect of discontinued operations.
(5)  Excludes discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made by the Company that are forward-looking, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects', or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects and should be read in conjunction with the risk factors set forth in the section "Factors That May Affect Future Results" in item 1, part 1 of this Annual Report on Form 10-K.

Results of Operations, 1998 Compared to 1997
--------------------------------------------
     Net sales increased $74.4 million, or 10.3% from $720.8 million in 1997 to $795.1 million in 1998. Acquisitions, net of divestitures, accounted for 7.0% of the sales growth for the year. Base business sales were up 4.3% due to sales increases of 7.7% in the U.S. and 2.1% in Europe, offset by a decline of 6.5% in the Pacific Rim and Latin America. The European base business sales increase included a decline in sales to the Commonwealth of Independent States (C.I.S.) and a decline in the German laboratory business sales. Sales in the Pacific Rim and Latin America were adversely impacted by the downturn in the Asian and Latin American economies and the termination of distributors in Taiwan, Korea, Colombia and Chile which were replaced by newly established local DENTSPLY subsidiaries in 1998. The translation impact of exchange rate fluctuations in Europe, Asia and Latin America had a negligible impact on sales in 1998. Base business sales growth in other territories (including Canada, Australia and Japan) was strong but was offset by the adverse impact of the translation effect of the strong U.S. dollar.

     Gross profit increased $47.7 million, or 12.9% due primarily to higher net sales and an increase in the gross profit percentage in 1998. As a percentage of net sales, gross profit increased from 51.2% in 1997 to 52.4% in 1998. Favorable product and geographical mix, operational improvements and discontinuing the implant product line all contributed to the improved percentage.

     Selling, general and administrative ("SG&A") expenses increased $38.8 million, or 16.4%. As a percentage of sales, expenses increased from 32.8% in 1997 to 34.6% in 1998. The main reasons for the percentage increase were: a higher expense to sales ratio for businesses acquired during 1998; higher expenses for upgrading information systems in the United States, Europe and Asia; bad debt provisions, principally for customers in the C.I.S.; costs associated with establishing new local DENTSPLY subsidiaries in countries where third party distributors have been terminated; and increased research and development expenses.

     Restructuring and other costs of $29.0 million were recorded in the second quarter of 1998. The major component of the charge includes costs of $26.0 million to rationalize and restructure the Company's worldwide laboratory business (primarily for the closure of the Company's German tooth manufacturing facility). The restructuring is expected to be complete by the end of 1999. The after-tax cash flow of the charge is expected to be approximately $10-12 million, most of which should occur in 1999.

     In the fourth quarter of 1998, the Company took a restructuring charge of $42.5 million primarily for the write-off of intangibles, including goodwill, and closing costs associated with the discontinuance of the New Image division in Carlsbad, California. Following the restructuring, certain intraoral camera products will be sold and supported by the Gendex Dental X-ray division in Des Plaines, Illinois.

     The increase in net interest expense of $3.2 million was mainly due to debt resulting from $106.8 million spent for acquisitions and $42.0 million to repurchase approximately 1.8 million shares of common stock during 1998. Other expense was $.6 million in 1998 compared to other income of $.6 million in 1997. The change is primarily due to exchange losses in 1998 compared to a small gain in 1997.

     Income before income taxes decreased $66.9 million from $122.0 million in 1997 to $55.1 million in 1998 mainly due to the $71.5 million of restructuring and other costs. Without these costs, income before income taxes increased $4.6 million, or 3.8%.

     The effective tax rate (before restructuring and other costs) of 36.8% in 1998 compares to 38.9% in 1997. The 1998 rate reflects savings resulting from federal, state and foreign tax planning.

     Net income decreased $39.7 million due to the after-tax cost of $45.4 million for restructuring and other costs. Without these costs, net income increased $5.7 million, or 7.6% in 1998 due to higher sales, an improvement in the gross profit percentage and a lower effective tax rate for the Company in 1998.

     Basic and diluted earnings per common share were $.65 in 1998 compared to $1.38 basic and $1.37 diluted earnings per common share in 1997. Both basic and diluted earnings per common share in 1998 included $.85 per common share for restructuring and other costs. Without these costs, basic earnings per common share increased from $1.38 in 1997 to $1.50 in 1998, or 8.7% and diluted earnings per common share increased from $1.37 to $1.50 in 1998, or 9.5%.

Results of Operations, 1997 Compared to 1996
--------------------------------------------
     Net sales increased $64.2 million, or 9.8% from $656.6 million in 1996 to $720.8 million in 1997. About one half of this increase was due to strong growth in the United States from a moderate increase in base business and incremental sales from acquisitions. The growth in the United States was partially offset by the adverse impact of the termination of the Implant Distribution Agreement between Core-Vent Corporation and DENTSPLY in the first quarter of 1997. In Europe, strong growth in base business plus incremental sales from the acquisitions was adversely impacted by the translation effect of the strong U.S. dollar. Sales growth in the Pacific Rim and Latin America remained strong.

     Gross profit increased $44.1 million, or 13.6% due primarily to higher net sales. As a percentage of net sales, gross profit increased from 49.5% in 1996 to 51.2% in 1997. The percentage improved in 1997 due to better operating performance in manufacturing facilities in both the United States and Europe and a favorable mix of higher margin products in each major geographic region. In 1996, purchase price accounting for the acquisitions of Maillefer Instruments S.A., Tulsa Dental Products LLC and CeraMed Dental, LLC had an adverse impact on the gross profit percentage.

     SG&A expenses increased $31.1 million, or 15.1%. As a percentage of net sales, expenses increased from 31.3% in 1996 to 32.8% in 1997. This increase was mainly due to the high ratio of expenses to sales for certain direct selling businesses acquired in 1997 which typically have a high ratio of SG&A expenses to sales; increased amortization from 1997 acquisitions; expansion of the endodontic sales force and start-up of the group practices business unit in the United States; continued emphasis on upgrading the information systems in the United States and Europe; increased spending for the new China subsidiary in the Pacific Rim; increased research and development expenses; and costs associated with certain legal proceedings.

     The increase in interest expense of $1.6 million was due to acquisition debt, largely offset by cash generated from operations. Other income was $.6 million in 1997 compared to $1.6 million in 1996. The reduction was primarily due to a legal settlement of $1.2 million the Company's favor in 1996.

     Income before income taxes increased $11.0 million, or 10.0% from $111.0 million in 1996 to $122.0 million in 1997. Net income in 1997 was $74.6 million, compared with $67.2 million reported in 1996, an increase of 10.9%.

     Basic earnings per common share (after giving effect to the two-for-one stock split effective on October 29,1997) of $1.38 for 1997 increased $.13 or 10.4% from $1.25 in 1996. Diluted earnings per common share of $1.37 for 1997 increased $.12, or 9.6% from $1.25 in 1996.

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

Liquidity and Capital Resources
-------------------------------
     In January 1998, the Company purchased the assets of Procter & Gamble's

Blendax Professional Dental Business for approximately DM13 million or $6.9 million. In March 1998, the Company purchased the assets of InfoSoft Inc. for approximately $8.6 million. In April and December 1998, the Company purchased 100% of the capital stock of GAC International, Inc. for approximately $26.5 million. In May 1998, the Company purchased 100% of the capital stock of Herpo Productos Dentarios Ltda. for $7.4 million and all of the capital stock of Crescent Dental Manufacturing Co. for $5.2 million. In December 1998, the Company purchased all of the capital stock of Vereingte Dentalwerke GmbH and related companies for approximately $50.9 million in cash and a deferred payment of $.9 million. These cash transactions were funded from the Company's $175 million and $125 million revolving credit agreements and short-term bank borrowings.

     Investment activities for 1998 included capital expenditures of $31.4 million.

     During 1998, the Company repurchased 1.8 million shares of its common stock for $42.0 million. In December 1998, the Board of Directors authorized for 1999 the repurchase of up to .5 million additional shares of common stock on the open market or in negotiated transactions. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

     At December 31, 1998, the Company's current ratio was 1.7 with working capital of $128.1 million. This compares with a current ratio of 1.6 and working capital of $107.7 million at December 31, 1997.

     Under its revolving credit agreements, the Company is able to borrow up to $175 million on an unsecured basis through October 2002 and $125 million through October 1999. The $175 million facility may be extended, subject to certain conditions, until October 2004. The $125 million 364-day facility terminates in October 1999, but contains a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days. The revolving credit agreements are unsecured and contain various financial and other covenants.

     Under its bank multi-currency revolving credit agreement, the Company is able to borrow up to $25 million for foreign working capital purposes on an unsecured basis through October 1999. The multi-currency facility contains a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days.

     The Company has unused lines of credit of $178.5 million at December 31, 1998.

     The Company expects to be able to finance its cash requirements, including capital expenditures, stock repurchases, debt service and acquisitions from funds generated from operations and amounts available under the Revolving Credit Agreements.

     Cash flows from operating activities were $93.7 million in 1998 compared to $94.3 million in 1997.

Derivative Instruments and Hedging Activities
---------------------------------------------
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     This Statement is effective for fiscal years beginning after June 15, 1999, and it may be implemented as of the beginning of any fiscal quarter after June 15, 1998. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in contracts that were issued, acquired, or substantially modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The transition adjustments resulting from adopting this statement shall be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle.

     The Company has not yet quantified the impacts of adopting this statement on the financial statements or the risk management processes. Additionally, the Company expects to adopt this standard in the first quarter of fiscal year 2000.

Start-Up Costs
--------------
     In 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5, which becomes effective for the fiscal year ended December 31, 1999, sets accounting standards in connection with accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be reported as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. Management anticipates that adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations.

Year 2000
---------
     The following discussion contains Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Acts.

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

     In 1995, the Company commenced an upgrade of its information technology ("IT") systems for all of its locations. A primary software was chosen to upgrade the Company's computerized business application systems to world class standards and enable the Company to become Year 2000 compliant. The upgrade included necessary hardware and software improvements, training, data conversion, systems testing and implementation, and Year 2000 compliance.

     Most of the identification, planning and development phases of the Year 2000 project have been completed. The Company is in the process of implementing the information system upgrade with an anticipated completion date of mid-1999. Work has been completed on 95% of North American, 90% of Latin American and Asian systems, as well as 70% of European systems. To date, the Company has spent approximately $14.5 million for the IT project. An additional $2.3 million of spending is anticipated for 1999. These costs encompass the total upgrade of the Company's manufacturing, distribution and financial reporting systems. The Company has not deferred other IT projects due to its Year 2000 initiative, but rather, the Year 2000 initiative has been part of the upgrade of its current IT system. Possible Year 2000 issues that are not covered by the IT upgrade are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company is engaged in a program to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

     The Year 2000 initiative presents a number of uncertainties including the status and planning of third parties. The Company is currently surveying its significant customers and vendors as to their Year 2000 compliance. Based on the nature of their responses, the Company will develop contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

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

                             Project Costs      Anticipated
                                To Date         Future Costs
                             -------------      ------------
Capital Expenditures           $  7,697           $    837
Expenses                          6,807              1,467
                               --------           --------
Total                          $ 14,504           $  2,304
                               ========           ========

Euro Currency Conversion
------------------------
     On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their legacy currencies and the newly established Euro currency. The legacy currencies will remain legal tender in the participating countries between January 1, 1999 and January 1, 2002 (the "transition period"). On January 1, 2002 the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the legacy currencies of participating countries will no longer be legal tender for any transactions.

    The Company's various operating units which are affected by the Euro conversion intend to keep their books in their respective legacy currency through a portion of the three year transition period. At this time, the Company does not expect the reasonable foreseeable consequences of the Euro conversion to have material adverse effects on the Company's business, operations or financial condition.

Impact of Inflation
-------------------
     The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.

                   Management's Financial Responsibility



     The management of DENTSPLY International Inc. is responsible for the preparation and integrity of the consolidated financial statements and all other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed estimates and judgements.

     In fulfilling its responsibility for the integrity of financial information, management has established a system of internal accounting controls supported by written policies and procedures. This provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management's authorization and recorded and reported properly.

     The financial statements have been audited by our independent public accountants, KPMG LLP, whose unqualified report is presented below. The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

     The Audit Committee of the Board of Directors, consisting solely of outside Directors, meets with the independent public accountants with and without management to review and discuss the major audit findings, the adequacy of the internal control structure and quality of financial reporting. The independent accountants also have access to the Audit Committee to discuss auditing and financial reporting matters with or without management present.







John C. Miles II           Gerald K. Kunkle       William R. Jellison
Chairman and               President and Chief    Senior Vice President and
Chief Executive Officer    Operating Officer      Chief Financial Officer

INDEPENDENT AUDITORS REPORT



The Board of Directors and Stockholders
DENTSPLY International Inc.


     We have audited the accompanying consolidated balance sheets of DENTSPLY International Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTSPLY International Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Philadelphia, Pennsylvania                                     KPMG LLP
January 21, 1999

                          DENTSPLY International Inc.
                               and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1998        1997        1996
                                            --------------------------------
                                       (in thousands, except per share amounts)

Net sales                                   $795,122    $720,760    $656,557
Cost of products sold                        378,699     352,034     331,887
                                            --------    --------    --------
Gross profit                                 416,423     368,726     324,670
Selling, general and administrative
 expenses                                    275,071     236,270     205,206
Restructuring and other costs                 71,500         ---         ---
                                            --------    --------    --------
Operating income                              69,852     132,456     119,464

Other income and expenses:
  Interest expense                            15,367      12,660      11,095
  Interest income                             (1,199)     (1,654)     (1,024)
  Other (income) expense, net                    583        (556)     (1,567)
                                            --------    --------    --------
Income before income taxes                    55,101     122,006     110,960

Provision for income taxes                    20,276      47,452      43,738
                                            --------    --------    --------
Net income                                  $ 34,825    $ 74,554    $ 67,222
                                            ========    ========    ========


Earnings per common share:
  Basic                                     $    .65    $   1.38    $   1.25
  Diluted                                        .65        1.37        1.25

Cash dividends declared per common share    $    .21    $   .195    $    .17


Weighted average common shares outstanding:
  Basic                                       53,330      53,937      53,840
  Diluted                                     53,597      54,229      53,994



The accompanying Notes are an integral part of these Financial Statements.

                          DENTSPLY International Inc.
                               and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                                         -------------------
                                                           1998        1997
Assets                                                   -------------------
Current assets:                                             (in thousands)
  Cash and cash equivalents                              $  8,690   $  9,848
  Accounts and notes receivable - trade, net              134,218    114,366
  Inventories                                             139,235    124,748
  Prepaid expenses and other current assets                40,309     28,065
                                                         --------   --------
    Total Current Assets                                  322,452    277,027
Property, plant and equipment, net                        158,998    147,130
Other noncurrent assets, net                               67,799     13,314
Identifiable intangible assets, net                        80,537    103,513
Costs in excess of fair value of net assets
 acquired, net                                            265,536    233,392
                                                         --------   --------
Total Assets                                             $895,322   $774,376
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt    $ 16,270   $ 24,005
  Accounts payable                                         42,654     38,942
  Accrued liabilities                                      99,427     71,563
  Income taxes payable                                     36,025     34,839
                                                         --------   --------
    Total Current Liabilities                             194,376    169,349
Long-term debt                                            217,491    105,505
Other liabilities                                          48,113     43,954
Deferred income taxes                                      18,803     27,647
                                                         --------   --------
    Total Liabilities                                     478,783    346,455
                                                         --------   --------
Minority interests in consolidated subsidiaries             2,738      3,988
                                                         --------   --------
Commitments and contingencies
Stockholders' Equity:
 Preferred stock, $.01 par value; .25 million
  shares authorized; no shares issued                         ---        ---
 Common stock, $.01 par value; 100 million shares
  authorized; 54.3 million shares and 54.2 million
  shares issued at December 31, 1998 and 1997,
  respectively                                                543        542
 Capital in excess of par value                           152,871    150,738
 Retained earnings                                        324,745    301,058
 Accumulated other comprehensive income                   (14,730)   (16,720)
 Employee stock ownership plan reserve                     (7,977)    (9,497)
 Treasury stock, at cost, 1.7 million and .1 million
  shares at December 31, 1998 and 1997, respectively      (41,651)    (2,188)
                                                         --------   --------
    Total Stockholders' Equity                            413,801    423,933
                                                         --------   --------
Total Liabilities and Stockholders' Equity               $895,322   $774,376
                                                         ========   ========
The accompanying Notes are an integral part of these Financial Statements.


                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                   Capital in                     Other      Employee Stock                  Total
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury Stockholders'
                                        Stock       Par Value      Earnings       Income      Plan Reserve     Stock        Equity
                                      ----------   ------------   -----------  -----------   --------------  ---------- ------------
                                                                             (in thousands)
Balance at December 31, 1995          $   271        $149,999       $179,231     $ 3,234        $(12,536)    $ (4,277)     $315,922
Comprehensive Income:
  Net income                             -               -            67,222        -               -            -           67,222
  Other comprehensive income:
   Foreign currency translation
    adjustment, net of $(2,960) tax      -               -              -         (7,512)           -            -           (7,512)
                                                                                                                            --------
  Comprehensive Income                                                                                                       59,710
                                                                                                                            --------
Exercise of stock options and
 warrants                                -               (146)          -           -               -           1,384         1,238
Tax benefit related to stock
 options and warrants exercised          -                218           -           -               -            -              218
Compensatory stock options
 lapsed                                  -                (40)          -           -               -            -              (40)
Repurchase of .2 million
 shares of common stock                  -               -              -           -               -          (3,825)       (3,825)
Cash dividends declared, $.17
 per common share                        -               -            (9,153)       -               -            -           (9,153)
Net change in ESOP reserve               -               -              -           -              1,520         -            1,520
                                      -------        --------       --------     -------        --------     --------       --------
Balance at December 31, 1996          $   271        $150,031       $237,300     $(4,278)       $(11,016)    $ (6,718)     $365,590

The accompanying Notes are an integral part of these Financial Statements.

                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                   Capital in                     Other      Employee Stock                  Total
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury Stockholders'
                                        Stock       Par Value      Earnings       Income      Plan Reserve     Stock         Equity
                                      ----------   ------------   -----------  -----------   --------------  ---------- ------------
                                                                             (in thousands)
Balance at December 31, 1996          $   271        $150,031       $237,300     $(4,278)       $(11,016)    $ (6,718)     $365,590
Comprehensive Income:
  Net income                             -               -            74,554         -              -            -           74,554
  Other comprehensive income:
   Foreign currency translation
    adjustment, net of $(4,839) tax      -               -              -         (12,442)          -            -          (12,442)
                                                                                                                            --------
  Comprehensive Income                                                                                                       62,112
                                                                                                                            --------
Exercise of stock options and
 warrants                                -               (133)          -            -              -           5,458         5,325
Tax benefit related to stock
 options and warrants exercised          -                840           -            -              -            -              840
Repurchase of forty thousand
 shares of common stock                  -               -              -            -              -            (928)         (928)
Cash dividends declared, $.195
 per common share                        -               -           (10,525)        -              -            -          (10,525)
Two-for-one stock split effected
 in the form of a stock dividend          271            -              (271)        -              -            -              -
et change in ESOP reserve               -               -              -            -             1,519         -             1,519
                                      -------        --------       --------     --------       --------     --------       --------
Balance at December 31, 1997          $   542        $150,738       $301,058     $(16,720)      $ (9,497)    $ (2,188)     $423,933

The accompanying Notes are an integral part of these Financial Statements.

                           DENTSPLY International Inc.
                                and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                   Capital in                     Other      Employee Stock                   Total
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury Stockholders'
                                        Stock       Par Value      Earnings       Income      Plan Reserve     Stock         Equity
                                      ----------   ------------   -----------  -----------   --------------  ---------- ------------
                                                                              (in thousands)
Balance at December 31, 1997          $   542        $150,738       $301,058     $(16,720)      $ (9,497)    $ (2,188)     $423,933
Comprehensive Income:
  Net income                             -               -            34,825         -              -            -           34,825
  Other comprehensive income:
   Foreign currency translation
    adjustment, net of $732 tax          -               -              -           1,990           -            -            1,990
                                                                                                                            --------
  Comprehensive Income                                                                                                       36,815
                                                                                                                            --------
Exercise of stock options and
 warrants                                   1           1,227           -            -              -           2,586         3,814
Tax benefit related to stock
 options and warrants exercised          -                906           -            -              -            -              906
Repurchase of 1.76 million
 shares of common stock                  -               -              -            -              -         (42,049)      (42,049)
Cash dividends declared, $.21
 per common share                        -               -           (11,138)        -              -            -          (11,138)
Net change in ESOP reserve               -               -              -            -             1,520         -            1,520
                                      -------        --------       --------     --------       --------     --------       --------
Balance at December 31, 1998          $   543        $152,871       $324,745     $(14,730)      $ (7,977)    $(41,651)     $413,801
                                      =======        ========       ========     ========       ========     ========       ========

The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1998         1997         1996
                                                                --------     --------     --------
Cash flows from operating activities:                                     (in thousands)


Net income                                                      $ 34,825     $ 74,554     $ 67,222

Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                   17,634       15,341       14,799
   Amortization                                                   19,840       17,064       13,309
   Deferred income taxes                                         (22,084)      (1,828)      (3,008)
   Restructuring and other costs                                  71,500          ---          ---
   Other non-cash transactions                                      (513)         263          289
   Loss on disposal of property, plant and equipment                 107          559          367
   Changes in operating assets and liabilities, net of
    effects from acquisitions and divestitures of
    businesses, effects of exchange, and restructuring
    and other costs:
     Accounts and notes receivable-trade, net                     (7,305)     (13,080)      (6,777)
     Inventories                                                  (5,605)       1,694          256
     Prepaid expenses and other current assets                    (3,990)        (305)      (4,574)
     Other noncurrent assets, net                                  1,167          (82)         497
     Accounts payable                                             (2,932)      (1,795)         472
     Accrued liabilities                                         (10,171)        (483)         945
     Income taxes payable                                          1,462        4,250        1,467
     Other liabilities                                              (193)      (1,864)      (2,075)
                                                                --------     --------     --------
Net cash provided by operating activities                         93,742       94,288       83,189
                                                                --------     --------     --------

The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1998         1997         1996
                                                                --------     --------     --------
Cash flows from investing activities:                                     (in thousands)

Proceeds from disposal of Medical business                           ---          ---        7,500
Proceeds from sale of property, plant and equipment, net           1,114        1,257          351
Capital expenditures                                             (31,430)     (27,660)     (20,804)
Expenditures for identifiable intangible assets                   (5,247)      (3,382)      (3,000)
Acquisitions of businesses, net of cash acquired                (103,250)     (78,822)     (82,181)
Other direct costs of acquisition and divestiture activities         (63)      (2,395)        (259)
Additional consideration for prior purchased business             (3,522)         ---          ---
Other, net                                                           ---         (155)        (355)
                                                                --------     --------     --------
Net cash used in investing activities                           (142,398)    (111,157)     (98,748)
                                                                --------     --------     --------


The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1998         1997         1996
                                                                --------     --------     --------
Cash flows from financing activities:                                     (in thousands)

Proceeds from exercise of stock options and warrants,
 including tax benefit                                             4,721        6,165        1,456
Cash paid for treasury stock                                     (42,049)        (928)      (3,825)
Cash dividends paid                                              (10,954)     (10,238)      (8,893)
Increase (decrease) in bank overdrafts                             2,552          886       (2,357)
Proceeds from long-term borrowings, net of deferred
 financing costs                                                 159,898      218,449       87,499
Payments on long-term borrowings                                 (60,337)    (184,524)     (67,490)
Increase (decrease) in short-term borrowings                      (3,962)      (7,605)      11,382
Decrease in employee stock ownership plan reserve                  1,520        1,519        1,520
                                                                --------     --------     --------
Net cash provided by financing activities                         51,389       23,724       19,292
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash
 equivalents                                                      (3,891)      (2,626)      (2,088)
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents              (1,158)       4,229        1,645

Cash and cash equivalents at beginning of period                   9,848        5,619        3,974
                                                                --------     --------     --------
Cash and cash equivalents at end of period                      $  8,690     $  9,848     $  5,619
                                                                ========     ========     ========

The accompanying Notes are an integral part of these Financial Statements.

                             DENTSPLY International Inc.
                                   and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                           1998         1997         1996
Supplemental disclosures of cash flow information:       --------     --------     --------
 information:                                                        (in thousands)
   Interest paid                                         $ 12,215     $  9,024     $  7,484
   Income taxes paid                                       40,048       43,840       43,879
Supplemental disclosures of non-cash transactions:
   Note receivable for fixed assets associated with
    arbitration ruling terminating the Implant
    Distribution Agreement                                    ---          389          ---
   Assumption of debt in connection with acquisitions         ---        4,310          ---

     The Company assumed liabilities in conjunction with the following acquisitions:

                                                         Fair Value    Cash Paid for
                                                         of Assets       Assets or      Liabilities
                                       Date Acquired      Acquired     Capital Stock      Assumed
                                       -------------     ----------    -------------    -----------
                                                                      (in thousands)
Vereingte Dentalwerke GmbH             December 1998           (*)        $50,895            (*)
Herpo Productos Dentarios Ltda.        May 1998            $13,842          7,395        $ 6,447
Crescent Dental Manufacturing Co.      May 1998              5,783          5,214            569
GAC, Inc.                              April-Dec 1998       38,439         26,485         11,954
InfoSoft, Inc.                         March 1998           10,497          8,645          1,852
Blendax                                January 1998          7,556          6,893            663
MPL Technologies, Inc.                 November 1997         5,452          4,425          1,027
EFOS Corporation                       July 1997            15,032         14,988             44
SIMFRA S.A.                            July 1997             8,431          5,464          2,967
New Image Industries, Inc.             March 1997           35,643         10,957         24,686
DW Industries, Inc.                    January 1997         18,956         16,253          2,703
Laboratoire SPAD, S.A.                 January 1997         47,054         35,992         11,062
CeraMed Dental, LLC                    August 1996           5,000          5,000              0
Tulsa Dental Products LLC              January 1996         78,662         75,114          3,548

(*) Allocation of the purchase price to the fair value of assets acquired and liabilities assumed will be completed in 1999.

The accompanying Notes are an integral part of these Financial Statements.

                        DENTSPLY International Inc.
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Description of Business
-----------------------
     DENTSPLY (the "Company") designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, prophylaxis paste, dental sealants, ultrasonic scalers, and crown and bridge materials; the leading United States manufacturer and distributor of dental x-ray equipment, dental handpieces, intraoral cameras, dental x-ray film holders, film mounts and bone substitute/grafting materials; and a leading United States manufacturer or distributor of impression materials, dental operatory software systems, dental cutting instruments and orthodontic appliances. The Company distributes its dental products in over 100 countries under some of the most well-established brand names in the industry. DENTSPLY is committed to the development of innovative, high quality, cost-effective new products for the dental market.

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

Accounts and Notes Receivable-Trade
-----------------------------------
     The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. Revenue is recognized when products are shipped. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. Accounts and notes receivable-trade are stated net of an allowance for doubtful accounts of $7.9 million and $4.6 million at December 31, 1998 and 1997, respectively.

Inventories
-----------
     Inventories are stated at the lower of cost or market. At December 31, 1998 and 1997, the cost of $15.3 million, or 11% and $14.9 million, or 12%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

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

Identifiable Intangible Assets
------------------------------
     Identifiable intangible assets include patents, trademarks, non-compete agreements, licensing agreements, and product manufacturing rights and customer lists which are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. Identifiable intangible assets are stated net of accumulated amortization of $44.2 million and $36.9 million at December 31, 1998 and 1997, respectively. Identifiable intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.

Costs in Excess of Fair Value of Net Assets Acquired
----------------------------------------------------
     The excess of costs of acquired companies and product lines over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 25 to 40 years. Costs in excess of the fair value of net assets acquired are stated net of accumulated amortization of $43.6 million and $34.0 million at December 31, 1998 and 1997, respectively. Costs in excess of fair value of net assets acquired are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.

Fair Value of Financial Instruments
-----------------------------------
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The fair values of financial instruments approximate their recorded values.

Derivatives
-----------
     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies and interest rate swaps to convert floating rate debt to fixed rate.

Foreign Exchange Risk Management
--------------------------------
     The Company routinely enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. As of December 31, 1998, the Company had contracts outstanding for the purchase of 7.9 million Swiss francs (approximately $5.7 million), and the sale of 1.9 million Australian dollars (approximately $1.2 million). As of December 31, 1997, the Company had contracts outstanding for the purchase of 29.7 million Swiss francs (approximately $20.7 million) and 13.7 million French francs (approximately $2.3 million), and the sale of 1.4 million Australian dollars (approximately $.9 million). These foreign exchange contracts generally have maturities of less than six months and counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
-----------------------------
     In July 1998, the Company entered into interest rate swap agreements totaling $80.0 million which converts a portion of the Company's variable rate financing to fixed rates. The average fixed rate of these agreements is 5.7% and fixes the rate for an average of five years.

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

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange losses of $1.7 million in 1998 and $.3 million in 1996 and gains of $.3 million in 1997 are included in other (income) expense, net.

Research and Development Costs
------------------------------
     Research and development costs are charged to expense as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to approximately $18.2 million, $16.8 million and $14.7 million for 1998, 1997 and 1996, respectively.

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
         The following table sets forth the computation of basic and diluted earnings per common share:
                                       Income         Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                    -----------    -------------    ---------
                                     (in thousands, except per share amounts)
Year Ended December 31, 1998
     Basic EPS                        $ 34,825         53,330         $ .65
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               267
                                      --------         ------
     Diluted EPS                      $ 34,825         53,597         $ .65
                                      ========         ======
Year Ended December 31, 1997
     Basic EPS                        $ 74,554         53,937         $1.38
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               292
                                      --------         ------
     Diluted EPS                      $ 74,554         54,229         $1.37
                                      ========         ======
Year Ended December 31, 1996
     Basic EPS                        $ 67,222         53,840         $1.25
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               154
                                      --------         ------
     Diluted EPS                      $ 67,222         53,994         $1.25
                                      ========         ======


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------
         In December 1998, the Company purchased 100% of the capital stock of Vereingte Dentalwerke GmbH ("VDW") and related companies for $50.9 million with an additional payment of $.9 million to be paid in 1999. The transaction is valued at $57.1 million. The allocation of the purchase price to the fair value of assets acquired has yet to be determined. Headquartered in Munich, Germany, VDW manufactures endodontic files and accessory products, marketed worldwide under the Antaeos, Beutelrock and Zipperer trade names. The company's Munich, Germany production facility is a new, ultra-modern, fully automated manufacturing facility.

     In May 1998, the Company purchased 100% of the capital stock of Herpo Productos Dentarios Ltda. ("Herpo") for $7.4 million. Herpo has a broad product line focusing on alginate impression materials, artificial teeth and dental anesthetics. Herpo operates a modern dental anesthetic production plant in Bonsucesso, Brazil.

     In May 1998, the Company purchased 100% of the capital stock of Crescent Dental Manufacturing Co. ("Crescent") for $5.2 million. Crescent has a diverse product offering and is one of the leading United States manufacturers of prophy cups and brushes, amalgamators and other professional dental equipment and supplies.

         In April and December 1998, the Company purchased 100% of the capital stock of GAC International Inc. ("GAC") for approximately $26.5 million. Located in Islip, New York, GAC provides a full line of high quality orthodontic products.

         In March 1998, the Company purchased the assets of InfoSoft Inc. ("InfoSoft") for $8.6 million. Located in White Marsh, Maryland, the primary business of InfoSoft is the development and sale of full-featured, dental practice management software. The Company believes InfoSoft is one of the largest dental practice management claims processor in the United States.

     In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax") from Procter & Gamble in a cash transaction valued at approximately DM13 million or $6.9 million. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     Each 1998 acquisition was accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. Except for VDW, the purchase prices plus direct acquisition costs have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $8.9 million for Herpo, $2.6 million for Crescent, $16.2 million for GAC, $6.5 million for InfoSoft and $6.7 million for Blendax is being amortized over 25 to 40 years. Assuming that all acquisitions had occurred on January 1, 1997, consolidated net sales would have been $834 million for 1998 and $817 million for 1997. Consolidated pro forma net income and earnings per common share would not have been materially different from the reported amounts for 1998 and 1997. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1997, nor are they necessarily indicative of future consolidated results.

     In November 1997, the Company purchased certain assets of MPL Technologies, Inc. ("MPL"), a wholly-owned subsidiary of SoloPak Pharmaceuticals, for $4.4 million in cash. Located in Franklin Park, Illinois, MPL is a leading manufacturer and distributor of needles and needle-related products, primarily for the dental profession.

     In July 1997, the Company purchased the dental assets of EFOS Corporation ("EFOS") for Canadian $20.7 million in a cash transaction valued at approximately $15.0 million. Prior to acquisition, EFOS was the developer and manufacturer of DENTSPLY's dental curing lights and amalgamators. Additionally, the EFOS product line includes protective eyewear products, replacement parts and curing light repair and service.

     Also in July 1997, the Company purchased the outstanding capital stock of SIMFRA S.A. ("SIMFRA") for FF32.1 million in a cash transaction valued at approximately $5.5 million and assumption of $1.4 million of debt. Located in Paris, SIMFRA is the exclusive importer of Maillefer Instruments, S.A. in France.

     In March 1997, the Company purchased all of the capital stock of New Image Industries, Inc. ("New Image") for $2.00 per share or approximately $11.0 million and assumed $2.9 million of debt and other liabilities of $21.8 million. Subsequently, assumed liabilities were increased to $32.1 million for recognition of liabilities associated with certain legal cases. The primary product line for New Image is intraoral cameras exclusively for the dental market.

     In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") in a cash transaction valued at approximately $16.3 million and an earn-out based on future sales growth of the business. No payment of earn-out has been required to date. Through this acquisition the Company acquired the leading disposable air-water syringe tip for use in clinical dental office procedures.

     Also in January 1997, the Company purchased all of the outstanding capital stock of Laboratoire SPAD, S.A. ("SPAD") for FF199.5 million or $36.0 million in cash and a deferred payment of FF 21.5 million or $3.5 million which was paid in January 1998. SPAD is a leading French distributor of dental anesthetic and other dental products.

     Each 1997 acquisition was accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $4.2 million for DW, $33.5 million for SPAD, $3.8 million for SIMFRA, $2.8 million for EFOS and $.1 million for MPL is being amortized over 25 years. The excess of acquisition cost over net assets acquired of New Image was considered impaired and was written-off with the restructuring charge in December 1998 (See Note
15).

     In August 1996, the Company paid $5.0 million for a 51% interest in CeraMed Dental, LLC ("CeraMed") and the right to acquire the remaining 49% interest at a later date. The Company believes that CeraMed, located in Lakewood, Colorado, is the leading US manufacturer and distributor of bone grafting materials and HA plasma-feed coating materials to dental markets.

     In January 1996, the Company purchased certain assets of Tulsa Dental Products LLC ("Tulsa Dental") in a cash transaction valued at $75.1 million and an earn-out based on future operating performance of the business. While an earn-out payment is expected, no payment of earn-out has been required to date. Based in Tulsa, Oklahoma, Tulsa Dental is a manufacturer and distributor of endodontic instruments and materials.

     Each 1996 acquisition was accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of the fair values of assets acquired and liabilities assumed. The excess of acquisition cost over net assets acquired of $.9 million for CeraMed and $53.7 million for Tulsa Dental is being amortized over 25 years.


NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION
-------------------------------------------
     As of January 1, 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments in financial statements. Since the Company operates in one operating segment as a designer, manufacturer and distributor of dental products, the Company presents Enterprise-wide Disclosures. Dental products represented approximately 95% of sales in 1998, 1997 and 1996.

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

     The following table sets forth information about the Company's operations in different geographic areas for 1998, 1997, and 1996. Net sales reported below represents revenues from external customers of operations resident in the country or territory identified. Assets by geographic area are those used in the operations in the geographic area.

                               United
1998                           States    Foreign    Consolidated
----                          --------   --------   ------------
                                       (in thousands)
Net Sales                     $470,947   $324,175     $795,122
Long-lived Assets               77,668     94,696      172,364

1997
----
Net Sales                     $402,743   $318,017     $720,760
Long-lived Assets               69,127     90,917      160,044

1996
----
Net Sales                     $364,221   $292,336     $656,557
Long-lived Assets               56,736     97,786      154,522

Third party export sales from the United States are less than ten percent of consolidated net sales. One customer accounted for 13% and 12% of consolidated net sales in 1998 and 1997, respectively. No customer accounted for 10% or more of consolidated net sales in 1996.


NOTE 5 - INVENTORIES
--------------------
     Inventories consist of the following:
                                                    December 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
                                                   (in thousands)
          Finished goods                        $ 75,637    $ 63,987
          Work-in-process                         27,632      24,844
          Raw materials and supplies              35,966      35,917
                                                --------    --------
                                                $139,235    $124,748
                                                ========    ========

     Pre-tax income was $.2 million, $.4 million, and $.3 million lower in 1998, 1997,and 1996, respectively as a result of using the LIFO method as compared to using the FIFO method. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be lower than reported at December 31, 1998 and 1997 by $1.0 million and $1.3 million, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
     Property, plant and equipment consist of the following:

                                                    December 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
          Assets, at cost:                         (in thousands)
            Land                                $ 12,315    $ 15,045
            Buildings and improvements            74,966      68,009
            Machinery and equipment              138,644     117,243
            Construction in progress              13,262      11,856
                                                --------    --------
                                                 239,187     212,153
            Less:  Accumulated depreciation       80,189      65,023
                                                --------    --------
                                                $158,998    $147,130
                                                ========    ========


NOTE 7 - OTHER NONCURRENT ASSETS
--------------------------------
     Other noncurrent assets consist of the following:

                                                    December 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
                                                   (in thousands)
          Investment in VDW                     $ 50,895    $    ---
          Noncurrent deferred tax assets           3,538         400
          Other                                   13,366      12,914
                                                --------    --------
                                                $ 67,799    $ 13,314
                                                ========    ========

     VDW was purchased in late December 1998. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed will be completed in 1999.

NOTE 8 - IDENTIFIABLE INTANGIBLE ASSETS
---------------------------------------
     Identifiable intangible assets consist of the following:

                                                  1998         1997
                                                --------     --------
                                                    (in thousands)
          Patents                               $ 45,330     $ 47,519
          Trademarks                              26,060       47,440
          Non-compete agreements                  22,816       22,816
          Licensing agreements                    11,040       10,540
          Product manufacturing rights             6,829        3,310
          Customer lists                           4,422        4,422
          Other                                    8,256        4,381
                                                --------     --------
                                                 124,753      140,428
          Less: Accumulated amortization          44,216       36,915
                                                --------     --------
                                                $ 80,537     $103,513
                                                ========     ========


NOTE 9 - ACCRUED LIABILITIES
----------------------------
     Accrued liabilities consist of the following:

                                                    December 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
          Payroll, commissions, bonuses            (in thousands)
           and other cash compensation          $ 17,480    $ 16,554
          Employee benefits                        7,015       6,803
          General insurance                       10,021       7,313
          Restructuring and other costs           19,800        -
          Other                                   45,111      40,893
                                                --------    --------
                                                $ 99,427    $ 71,563
                                                ========    ========


NOTE 10 - FINANCING ARRANGEMENTS
--------------------------------

Short-Term Borrowings
---------------------
     Short-term bank borrowings amounted to $15.4 million and $23.4 million at December 31, 1998 and 1997, respectively. Unused lines of credit for short-term financing at December 31, 1998 and 1997 were $70.0 million and $54.0 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally under prime or equivalent money rates.

Long-Term Borrowings
--------------------                                                 December 31,
                                                                 --------------------
                                                                   1998        1997
                                                                  --------    --------
                                                                     (in thousands)
$175.0 million revolving credit agreement maturing October
  2002, Swiss Francs 22.7 million, Pounds Sterling 4.2 million, and $130.0 million outstanding at December 31, 1998, bearing interest at a weighted average of 1.8% for Swiss Francs
  borrowings, 7.1% for Pounds Sterling borrowings,
  and 5.6% for dollar borrowings                                 $153,021    $ 91,737
  $125.0 million revolving credit agreement maturing October
  1999, $50 million outstanding at December 31, 1998, bearing
  interest at a weighted average of 5.3%                           50,000         ---
$25.0 million bank multi-currency revolving credit agreement maturing October 1999, various currencies outstanding at
  December 31, 1998, bearing interest at a weighted average
  of 7.7%                                                          13,450      12,981
 Other borrowings, various currencies and rates                     1,851       1,370
                                                                 --------    --------
                                                                  218,322     106,088
Less: Current portion (included in notes payable
      and current portion of long-term debt)                          831         583
                                                                 --------    --------
                                                                 $217,491    $105,505

         In July 1998, the Company entered into interest rate swap agreements totaling $80.0 million which converts a portion of the Company's variable rate financing to fixed rates. The average fixed rate of these agreements is 5.7% and fixes the rate for an average of five years.

     The revolving credit agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company pays a facility fee of .125 percent annually on the amount of the commitment under the $175.0 million five-year facility and .08 percent annually under the 364-day facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and, in the event of a LIBOR borrowing, the ratio of interest expense to operating income.

         The bank multi-currency revolving credit agreement contains affirmative and negative covenants as to the operations and financial condition of the Company, which are substantially equivalent to those in the revolving credit agreements. The Company pays a facility fee of .08 percent annually on the entire amount of the bank multi-currency revolving credit agreement commitment.

     The $ 125.0 million and $25.0 million facilities contain a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days. The Company intends to extend the $125.0 million and $25.0 million facilities each year for an additional period of 364 days.

NOTE 11 - OTHER LIABILITIES
---------------------------
     Other liabilities consist of the following:
                                                          December 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
                                                         (in thousands)
          Pension                                     $ 33,648    $ 29,357
          Medical and other postretirement benefits     10,102      10,307
          Other                                          4,363       4,290
                                                      --------    --------
                                                      $ 48,113    $ 43,954
                                                      ========    ========


NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------
     The Board of Directors authorized the repurchase of 2.5 million, .5 million and 5.4 million shares of common stock for the years ended December 31, 1998, 1997 and 1996, respectively, on the open market or in negotiated transactions. Each of these authorizations to repurchase shares expired on December 31 of those years. The Company repurchased 1.8 million shares for $42.0 million, forty thousand shares for $.9 million and .2 million shares for $3.8 million in 1998, 1997 and 1996, respectively. Additionally, .5 million shares of common stock were authorized by the Board of Directors in December 1998 for repurchase in 1999.

     A former Chairman of the Board holds options to purchase 30,000 shares of common stock at an exercise price of $22.25, which was equal to the market price on the date of grant. The options are exercisable at any time through January 2004.

     The Company issued 360,000 stock purchase warrants in August 1990 in connection with an acquisition to the principals of an investment banking firm, one of whom is a former director of the Company. The warrants are exercisable at any time through August 28, 2000, at an exercise price of $3.06 per share (market price at date issued). During 1998, 18,000 of the warrants were exercised and 34,000 remain outstanding at December 31, 1998.

     The Company has four stock option plans (1987 Plan, 1992 Plan, 1993 Plan and 1998 Plan). Under the 1987, 1992 and 1993 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options expire ten years and one month or ten years and one day after date of grant under the 1987 Plan and 1992 Plan, respectively. Options generally expire ten years after the date of grant under the 1993 Plan. For the 1987 Plan, 1992 Plan, and 1993 Plan, grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

     The 1998 Plan authorized that 4.3 million shares of common stock may be granted under the plan. Each January, if 7% of the outstanding common shares of the Company exceed 4,300,000, the excess becomes available for grant under the plan. The 1998 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and stock options which do not constitute ISOs ("NSOs") to key employees and non-employee directors of the

Company. Each non-employee director receives automatic and non-discretionary NSOs to purchase 6,000 shares of common stock on the date he or she becomes a non-employee director and an additional 6,000 shares on the third anniversary of the date the non-employee director was last granted an option. Grants of options to key employees are solely discretionary. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

     The committee may shorten or lengthen the exercise schedule for any or all options granted to key employees. The exercise price of ISOs and NSOs is equal to the fair market value on the date of grant. ISOs granted to an individual who possesses more than 10% of the combined voting power of all classes of stock of the Company have an exercise price not less than 110% of fair market value and expire five years from the date of grant.

     The following is a summary of the status of the Plans as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates:

                       ----Outstanding----    ----Exercisable----
                                  Weighted               Weighted    Available
                                  Average                Average       for
                                  Exercise               Exercise     Grant
                       Shares      Price       Shares     Price       Shares
                      ---------   --------    ---------  --------    ---------
December 31, 1995     1,732,122    $18.96       393,126   $16.74     1,894,378
Authorized                  ---                                        (80,612)
Granted                 363,600     22.66                             (363,600)
Exercised               (71,878)    16.71                                  ---
Expired/Canceled       (105,856)    20.38                              102,334
                      ---------                                      ---------
December 31, 1996     1,917,988     19.66       805,848    18.64     1,552,500
Authorized                  ---                                         (5,586)
Granted                 489,300     28.00                             (489,300)
Exercised              (288,235)    18.26                                  ---
Expired/Canceled        (82,456)    19.60                               82,456
                      ---------                                      ---------
December 31, 1997     2,036,597     21.87     1,090,921    19.71     1,140,070
Authorized                  ---                                      3,140,466
Granted                 699,900     25.81                             (699,900)
Exercised              (201,522)    18.66                                  ---
Expired/Canceled        (73,264)    23.87                               73,264
                      ---------                                      ---------
December 31, 1998     2,461,711    $23.19     1,360,967   $20.83     3,653,900
                      =========                                      =========

     The following table summarizes information about stock options outstanding under the Plans at December 31, 1998:

                  -------Options Outstanding--------  -Options Exercisable-
                                Weighted
                    Number       Average                Number
                  Outstanding   Remaining   Weighted  Exercisable  Weighted
                      at       Contractual  Average       at       Average
Range of          December 31,    Life      Exercise  December 31, Exercise
Exercise Prices      1998       (in years)   Price       1998       Price
---------------   -----------  -----------  --------  -----------  --------
$ 2.60 - $10.00        36,000       2.6      $ 6.54       36,000    $ 6.54
 10.01 -  18.00       167,665       6.4       17.48      167,665     17.48
 18.01 -  20.00       486,406       6.5       19.02      481,872     19.01
 20.01 -  22.50       426,242       5.6       22.06      391,510     22.12
 22.51 -  25.00       888,998       9.3       24.49      157,530     23.50
 25.01 -  29.50       381,200       8.9       28.89      126,390     28.89
 29.51 -  33.70        75,200       9.3       32.97          ---        --
                    ---------                          ---------
                    2,461,711       7.7      $23.19    1,360,967     20.83
                    =========                          =========

     The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $9.41, $10.43 and $8.65, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1998-expected dividend yield 0.8%, risk-free interest rate 4.7%, expected volatility 29%, and an expected life of 6.5 years; 1997-expected dividend yield 0.8%, risk-free interest rate 6.0%, expected volatility 26%, and an expected life of 6.5 years; and 1996-expected dividend yield 0.8%, risk-free interest rate 6.4%, expected volatility 26%, and an expected life of 6.5 years. The Black-Scholes option pricing model was developed for tradable options with short exercise periods and is therefore not necessarily an accurate measure of the fair value of compensatory stock options.

     The Company applies APB 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS 123, the Company's net income and earnings per common share would have been reduced as indicated below:
                                                    Year Ended December 31,
                                                  1998       1997       1996
                                                --------   --------   --------
                                       (in thousands, except per share amounts)
Net income
 As reported                                    $ 34,825   $ 74,554   $ 67,222
 Pro forma under SFAS 123                         32,244     72,851     66,109
Basic earnings per common share
 As reported                                         .65       1.38       1.25
 Pro forma under SFAS 123                            .60       1.35       1.23
Diluted earnings per common share
 As reported                                         .65       1.37       1.25
 Pro forma under SFAS 123                            .60       1.34       1.22

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

NOTE 13 - INCOME TAXES
----------------------
     The components of income before income taxes are as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1998        1997        1996
                                          --------    --------    --------
                                                   (in thousands)
          United States                   $ 47,416    $ 77,398    $ 77,619
          Foreign                            7,685      44,608      33,341
                                          --------    --------    --------
                                          $ 55,101    $122,006    $110,960
                                          ========    ========    ========

     The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1998        1997        1996
                                          --------    --------    --------
          Current:                                 (in thousands)
            U.S. federal                  $ 29,225    $ 27,407    $ 26,715
            U.S. state                         589       4,350       4,401
            Foreign                         10,906      17,523      15,630
                                          --------    --------    --------
              Total                         40,720      49,280      46,746
                                          --------    --------    --------
          Deferred:
            U.S. federal                   (14,401)     (1,671)       (886)
            U.S. state                        (924)       (191)       (139)
            Foreign                         (5,119)         34      (1,983)
                                          --------    --------    --------
              Total                        (20,444)     (1,828)     (3,008)
                                          --------    --------    --------
                                          $ 20,276    $ 47,452    $ 43,738
                                          ========    ========    ========

     The reconciliation of the U.S. federal statutory tax rate to the actual rate is as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1998        1997        1996
                                          --------    --------    --------
     Statutory federal income tax rate      35.0%       35.0%       35.0%
     Effect of:
        State income taxes, net of
         federal benefit                     0.7         2.3         2.3
        Nondeductible amortization
         of goodwill                         3.4         1.3         1.2
        Foreign losses with no tax benefit   1.7         1.2          .9
        Foreign sales corporation           (2.4)       (0.2)        ---
        Other                               (1.6)       (0.7)        ---
                                          --------    --------    --------
     Actual income tax rate                 36.8%       38.9%       39.4%
                                          ========    ========    ========

     The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:
                                    December 31, 1998       December 31, 1997
                                 ----------------------- -----------------------
                                   Current   Noncurrent    Current   Noncurrent
                                    Asset       Asset       Asset       Asset
                                 (Liability) (Liability) (Liability) (Liability)
                                 ----------- ----------- ----------- -----------
                                                  (in thousands)
Employee benefit accruals         $  1,075    $  5,988    $    952    $  5,185
Product warranty accruals            1,204         ---       1,016         ---
Facility relocation accruals           261         128         425       1,040
Insurance premium accruals           3,060         ---       2,515         ---
Restructuring and other cost
 accruals                            7,269      14,164         ---         ---
Differences in financial
 reporting and tax basis for:
  Inventory                           (286)        ---         851         ---
  Property, plant and equipment        ---     (25,283)        ---     (24,043)
  Identifiable intangible assets       ---     (10,377)        ---     (10,126)
Other                                5,255         115       2,685         697
Tax loss carryforwards in
 foreign jurisdictions                 ---       7,834         ---       6,520
Valuation allowance for foreign tax
 credit and tax loss carryforwards     ---      (7,834)        ---      (6,520)
                                  --------    --------    --------    --------
                                  $ 17,838    $(15,265)   $  8,444    $(27,247)
                                  ========    ========    ========    ========

     Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:
                                                      December 31,
                                                  --------------------
                                                    1998        1997
                                                  --------    --------
                                                     (in thousands)
       Prepaid expenses and other current assets  $ 19,697    $ 11,096
       Income taxes payable                         (1,859)     (2,652)
       Other noncurrent assets, net                  3,538         400
       Deferred income taxes                       (18,803)    (27,647)

     The provision for income taxes was reduced due to utilization of tax loss carryforwards by $297,000 in 1998. Certain foreign subsidiaries of the Company have tax loss carryforwards of $22.6 million at December 31, 1998, of which $12.3 million expire through 2006 and $10.3 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been offset by a valuation allowance.

    Income taxes have not been provided on $64.5 million of undistributed earnings of foreign subsidiaries, which will continue to be reinvested. If remitted as dividends, these earnings could become subject to additional tax. It is not practicable to estimate the amount of additional tax that might be payable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax payable.

NOTE 14 - BENEFIT PLANS
-----------------------
     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $7.6 million in 1998, $7.1 million in 1997 and $7.8 million in 1996. The DENTSPLY Employee Stock Ownership Plan ("ESOP") covers substantially all the U.S. non-union employees of DENTSPLY. Contributions to the ESOP for 1998, 1997 and 1996 were $2.1 million, $2.1 million and $2.0 million, respectively.

     The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company will also make additional cash contributions totaling at least $2.6 million over the next five years. Dividends received by the ESOP on allocated shares are passed through to Plan participants. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. At December 31, 1998, the ESOP held 7.6 million shares, of which 6.4 million shares were allocated to Plan participants and 1.2 million shares were unallocated and pledged as collateral for ESOP debt. Unallocated shares held by the ESOP were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

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

     The Company maintains pension plans for its employees in Germany and Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. The pension provision for the German and Swiss plans included the following components:

                                                 Year Ended December 31,
                                            --------------------------------
                                              1998        1997        1996
                                            --------    --------    --------
                                                     (in thousands)
Service cost                                $  2,295    $  1,995    $  2,464
Interest cost on projected benefit
 obligations                                   2,780       2,622       3,171
Net investment return on plan assets          (2,112)     (1,317)     (1,296)
Net amortization and deferral                   (709)       (651)       (412)
                                            --------    --------    --------
                                            $  2,254    $  2,649    $  3,927
                                            ========    ========    ========

The benefit obligation reconciliation, plan asset reconciliation, and fund status reconciliation for these retirement plans were as follows:
                                                             December 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Reconciliation of Benefit Obligation:                       (in thousands)
 Benefit obligation at beginning of year               $ 47,655        $ 47,792
 Service cost                                             2,295           1,995
 Interest cost                                            2,780           2,622
 Employer contributions                                     937             851
 Participant contributions                                  781             710
 Actuarial (gains)losses                                 (2,433)          1,657
 Effect of exchange rate changes                          2,865          (5,888)
 Benefits paid                                           (2,438)         (2,084)
                                                       --------        --------
Benefit obligation at end of year                      $ 52,442        $ 47,655

Reconciliation of Plan Assets:
 Fair value of plan assets at beginning of year        $ 27,508        $ 25,557
 Actual return on assets                                  4,307           3,403
 Foreign currency exchange rate changes                   1,072          (2,181)
 Employer contributions                                     937             851
 Participant contributions                                  781             710
 Benefits paid                                           (1,171)           (832)
                                                       --------        --------
Plan assets at fair value                              $ 33,434        $ 27,508

Reconciliation of Fund Status:
 Actuarial present value of projected benefit
  obligations                                          $ 52,442        $ 47,655
 Plan assets at fair value                               33,434          27,508
                                                       --------        --------
 Plan assets less than projected benefit obligations     19,008          20,147
 Unrecognized obligation                                 (1,320)         (1,314)
 Unrecognized net gain                                   11,265           7,180
                                                       --------        --------
Pension liability                                      $ 28,953        $ 26,013

     The projected benefit obligations for these plans were determined using discount rates of 6.5 percent as of December 31, 1998 and 7.0 percent as of December 31, 1997 in Germany and 4.5 percent as of December 31, 1998 and 1997 in Switzerland. The assumed long-term rate of return on Swiss plan assets for 1998 and 1997 was 5.0 percent. The weighted average rate of increase used for future compensation levels was 3.0 percent for 1998 and 1997 and 5.0 percent for 1996 in Germany and 3.0 percent for 1998, 1997 and 1996 in Switzerland.

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

The following table sets forth the combined status of the plans:

                                                               December 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Accumulated postretirement benefit obligation:                (in thousands)
  Retirees                                                 $  5,592    $  5,839
  Fully eligible active plan participants                       255         283
  Other active plan participants                                943         813
                                                           --------    --------
  Accumulated postretirement benefit obligation
   at end of period                                           6,790       6,935
  Unrecognized gain                                           3,312       3,372
                                                           --------    --------
  Net postretirement benefit liability                    $ 10,102    $ 10,307
                                                           ========    ========
Reconciliation of benefit obligation:
  Accrued postretirement obligation at beginning
   of year                                                 $ 10,307    $ 10,299
  Net periodic postretirement benefit cost                      478         634
  Benefit payments for year                                     683         626
                                                           --------    --------
  Accrued postretirement benefit cost                      $ 10,102    $ 10,307
                                                           ========    ========

                                               Year Ended December 31,
                                           --------------------------------
                                             1998        1997        1996
                                           --------    --------    --------
Net periodic postretirement benefit                 (in thousands)
 cost included the following components:
   Service cost - benefits attributed
    to service during the period           $    124    $    159    $    188
   Interest cost on accumulated
    Postretirement benefit obligation           478         605         764
   Net amortization and deferral               (124)       (130)        ---
                                           --------    --------    --------
   Net periodic postretirement
    benefit cost                           $    478    $    634    $    952
                                           ========    ========    ========

     For measurement purposes, the annual rate of increase in the per capita cost of covered healthcare benefits assumed for 1998 and thereafter was 7% in 1998 and 1997 and 10% in 1996. The healthcare cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1998 by $.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $.1 million for the year then ended. Decreasing the assumed healthcare cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 1998 by $.4 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by less than $.1 million for the year then ended.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1998 and 1997.


NOTE 15 - RESTRUCTURING AND OTHER COSTS
---------------------------------------
     In the second quarter of 1998, the Company recorded a pre-tax charge of $29.0 million for restructuring and other costs. This charge included costs of $26.0 million to rationalize and restructure the Company's worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. The remaining $3.0 million of the charge was recorded to cover termination costs associated with its former implant products. Included in the $26.0 million restructuring charge are costs to cover severance, the write-down of property, plant and equipment, and tooth product rationalization. The principal actions involve the closure of the Company's Dreieich, Germany tooth facility and rationalization of certain tooth products in Europe, North America and Australia. The Company anticipates the restructuring will reduce production costs and increase operational efficiencies, contributing to future earnings. The restructuring results in the elimination of approximately 275 administrative and manufacturing positions, mostly in Germany. The closure of the German tooth facility should be complete by the second quarter of 1999 with benefits of the restructuring beginning to be realized by the end of 1999.

     At December 31, 1998, $16.5 million remained in the restructuring accrual. Through the fourth quarter 1998, the Company has paid approximately $3.5 million for legal and professional service fees and employee related costs for the German workforce. The Company also paid approximately $.2 million for implant related termination costs. During this same period, the reserve has also been reduced by approximately $2.8 million for non-cash implant termination costs and approximately $6.0 million for a non-cash write-down of property, plant and equipment.

     The major components of the charge and remaining accruals follow:

                                                     Amounts   Balance
                                     Provision       applied   Dec. 31, 1998
                                     ---------       --------  -------------
                                                  (in thousands)

Severance                            $ 13,400         $ 1,300     $ 12,100
Write-down of property, plant,
         and equipment                  6,000           6,000          ---
Implant termination costs               3,000           3,000          ---
Other                                   6,600           2,200        4,400
                                     --------         -------     --------
                                     $ 29,000         $12,500     $ 16,500
                                     ========         =======     ========

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $42.5 million for restructuring the New Image business. This charge includes the write-off of intangibles, including goodwill associated with the business, write-off of discontinued products, write-down of fixed assets and other assets, and severance and other costs associated with the discontinuance of the New Image division in Carlsbad, California. Following the restructuring, certain intraoral camera products will be sold and supported by the Gendex Dental X-ray division in Des Plaines, Illinois. The restructuring includes the elimination of approximately 115 administrative and manufacturing positions in California. The Company plans to complete the restructuring by the end of the second quarter of 1999 with the facility in California being closed by the end of the first quarter of 1999.

    The major components of the charge and remaining accruals follow:

                                                      Amounts    Balance
                                     Provision        applied    Dec. 31, 1998
                                     ---------        -------    -------------
                                                    (in thousands)
     Write-off of intangibles
     including goodwill              $ 33,200        $ 33,200     $   -
     Discontinued products              3,800           3,800         -
     Write-down of fixed assets         1,500           1,500         -
     Severance                          1,000            -           1,000
     Write-down of other assets           700             700         -
     Other costs                        2,300            -           2,300
                                      -------         -------      -------
                                      $42,500         $39,200      $ 3,300
                                      =======         =======      =======


NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
     The Company leases automobiles and certain office, warehouse, machinery and equipment and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, property taxes and other expenses related to the leased property. Total rental expense for all operating leases was $10.0 million for 1998, $8.8 million for 1997 and $9.2 million for 1996.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment amount to: $7.6 million for 1999, $5.8 million for 2000, $3.1 million for 2001, $1.7 million for 2002, $1.4 million for 2003, and $8.0 million thereafter (net of sublease rentals of $1.0 million in 1999, $.3 million in 2000, $.2 million in 2001, $.1 million in 2002, $.1 million in 2003, and $.4 million thereafter).

     The Company has no material noncancelable purchase commitments.

     The Company has employment agreements with its executive officers and certain other management employees. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined) the Company's liability would be approximately $6.4 million at December 31, 1998.

     The Company is from time to time a party to lawsuits arising out of its operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and are seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists was filed January 12, 1999 in the Supreme Court of the State of New York for New York County. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws and any outcome will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

                             First    Second       Third    Fourth     Total
                            Quarter   Quarter     Quarter   Quarter    Year
                           --------  --------    --------  --------   -------
1998                                  (in thousands, except per share amounts)
----
Net sales                  $180,706  $197,126    $196,995  $220,295     $795,122
Gross profit                 95,337   103,851     103,111   114,124      416,423
Operating income             31,552     6,321(1)   31,949        30(2)    69,852(1)(2)
Net income (loss)            18,997       584(1)   17,627   (2,383)(2)    34,825(1)(2)

Earnings (loss) per common
 share-basic                    .35       .01(1)      .33     (.04)(2)       .65(1)(2)
Earnings (loss) per common
 share-diluted                  .35       .01(1)      .33     (.04)(2)       .65(1)(2)
Cash dividends declared per
 common share                .05125    .05125      .05125    .05625       .21000

1997
----
Net sales                  $172,359  $178,307    $172,674  $197,420     $720,760
Gross profit                 88,050    90,771      87,802   102,103      368,726
Operating income             28,055    32,519      29,888    41,994      132,456
Net income                   16,924    17,843      16,256    23,531       74,554

Earnings per common
 share-basic                    .31       .33         .30       .44         1.38
Earnings per common
 share-diluted                  .31       .33         .30       .43         1.37
Cash dividends declared per
 common share                .04625    .04625      .05125    .05125       .19500

(1) Includes restructuring and other costs of $29 million ($18.8 million after tax or $0.35 per basic and diluted common share).
(2) Includes a restructuring charge of $42.5 million ($26.6 million after tax or $0.50 per basic and diluted common share).

Schedule II                                   DENTSPLY INTERNATIONAL INC.
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                       Additions
                                               --------------------------
                                                  Charged
                                Balance at      (Credited)     Charged to    Write-offs                  Balance
                                Beginning        To Costs        Other         Net of     Translation    at End
Description                      of Period     And Expenses     Accounts     Recoveries   Adjustment    of Period
-----------                     ----------     ------------    -----------   ----------   -----------   ---------
                                                             (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
  1996                           $ 2,254        $   498        $    20 (a)   $  (224)      $   (73)      $ 2,475
  1997                             2,475            590          2,496 (b)      (746)         (178)        4,637
  1998                             4,637          4,484            454 (c)    (1,773)           89         7,891

Allowance for trade discounts:

For Year Ended December 31,
  1996                               737          2,693             -         (2,920)           (3)          507
  1997                               507          2,904             -         (1,214)          (71)        2,126
  1998                             2,126          2,297             -         (2,556)           87         1,954

Inventory valuation reserves:

For Year Ended December 31,
  1996                            20,728          (569)            167 (a)    (1,380)       (2,128)       16,818
  1997                            16,818        (2,178)          2,282 (d)    (1,679)       (1,169)       14,074
  1998                            14,074        (5,295)          5,125 (e)    (1,780)          191        12,315
------------------

(a) Tulsa acquisition.
(b) Includes $2,498 from acquisitions of MPL, New Image, SIMFRA and SPAD. (c) Includes $454 from acquisitions of Crescent and GAC. (d) Includes $2,128 from acquisitions of MPL, New Image, SIMFRA and SPAD. (e) Includes $680 from acquisitions of Crescent and GAC and $4,445 for restructuring.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DENTSPLY INTERNATIONAL INC.


                                   By:/s/ John C. Miles II
                                      -----------------------
                                      John C. Miles II
                                      Chairman of the Board
                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Miles II        Chairman of the          March 26, 1999
-------------------------   Board and Chief Executive
John C. Miles II            Officer and a Director
                            (Principal Executive Officer)


/s/ Gerald K. Kunkle        President and Chief      March 26, 1999
-------------------------   Operating Officer
Gerald K. Kunkle


/s/ William R. Jellison     Senior Vice President    March 26, 1999
-------------------------   and Chief Financial
William R. Jellison         Officer (Principal
                            Financial and Accounting
                            Officer)


/s/ Burton C. Borgelt       Director                 March 26, 1999
-------------------------
Burton C. Borgelt


/s/ Douglas K. Chapman      Director                 March 26, 1999
-------------------------
Douglas K. Chapman


/s/ Michael J. Coleman      Director                 March 26, 1999
-------------------------
Michael J. Coleman


/s/ Arthur A. Dugoni        Director                 March 26, 1999
-------------------------
Arthur A. Dugoni, D.D.S., M.S.D.

/s/ C. Frederick Fetterolf  Director                 March 26, 1999
--------------------------
C. Frederick Fetterolf


/s/ Leslie A. Jones         Director                 March 26, 1999
-------------------------
Leslie A. Jones


/s/ Edgar H. Schollmaier    Director                 March 26, 1999
-------------------------
Edgar H. Schollmaier


/s/ W. Keith Smith          Director                 March 26, 1999
-------------------------
W. Keith Smith

                          EXHIBIT INDEX
                                                           Sequential
Exhibit No.             Description                         Page No.
-----------             -----------                        ----------

    3.1        Restated Certificate of Incorporation           (1)
    3.2        By-Laws, as amended                             (2)
    4.1        364-Day and 5-Year Competitive Advance,         (11)
               Revolving Credit and Guaranty
               Agreements dated as of October 23, 1997
               among the Company, the guarantors named
               therein, the Chase Manhattan Bank as
               Administrative Agent, and ABN Amro
               Bank, N.V. as Documentation Agent.
   10.1        1992 Stock Option Plan adopted May              (4)
               26, 1992
   10.2        1993 Stock Option Plan                          (2)
   10.3        1998 Stock Option Plan                          (1)
   10.4        Nonstatutory Stock Option Agreement             (3)
               between the Company and Burton C. Borgelt
   10.5  (a)   Employee Stock Ownership Plan as                (7)
               amended effective as of December 1,
               1982, restated as of January 1,
               1991
         (b)   Second Amendment to the DENTSPLY               (10)
               Employee Stock Ownership Plan
         (c)   Third Amendment to the DENTSPLY Employee        83
               Stock Ownership Plan
   10.6  (a)   Retainer Agreement dated December               (5)
               29, 1992 between the Company and
               State Street Bank and Trust Company
               ("State Street")
         (b)   Trust Agreement between the Company             (6)
               and State Street Bank and Trust
               Company dated as of August 11, 1993
         (c)   Amendment to Trust Agreement                    (6)
               between the Company and State
               Street Bank and Trust Company
               effective August 11, 1993
   10.7        Employment Agreement dated January              (9)
               1, 1996 between the Company and
               Burton C. Borgelt
   10.8  (a)   Employment Agreement dated as of                (5)
               December 31, 1987 between the
               Company and John C. Miles II
         (b)   Amendment to Employment Agreement               (9)
               between the Company and John C.
               Miles II dated February 16, 1996,
               effective January 1, 1996
   10.9        Employment Agreement dated as of                (5)
               December 31, 1987, as amended as of
               February 8, 1990, between the
               Company and Leslie A. Jones
   10.10       Employment Agreement dated as of                (5)
               December 10, 1992 between the
               Company and Michael R. Crane
   10.11       Employment Agreement dated as of                (5)
               December 10, 1992 between the
               Company and Edward D. Yates
   10.12       Employment Agreement dated January              (9)
               1, 1996 between the Company and W.
               William Weston
   10.13       Employment Agreement dated January              (9)
               1, 1996 between the Company and
               Thomas L. Whiting
   10.14       Employment Agreement dated October             (10)
               11, 1996 between the Company and
               Gerald K. Kunkle Jr.
   10.15       Employment Agreement dated April 20,            85
               1998 between the Company and
               William R. Jellison
   10.16       Employment Agreement dated September            92
               10, 1998 between the Company and
               Brian M. Addison
   10.17       Midwest Dental Products Corporation             (7)
               Pension Plan as amended and re-
               stated effective January 1, 1989
   10.18       Revised Ransom & Randolph Pension               (7)
               Plan, as amended effective as of
               September 1, 1985, restated as of
               January 1, 1989
   10.19       DENTSPLY International Inc.                    (10)
               Directors' Deferred Compensation
               Plan effective January 1, 1997
   10.20       Asset Purchase and Sale Agreement,              (8)
               dated January 10, 1996, between
               Tulsa Dental Products, L.L.C. and
               DENTSPLY International Inc.
   10.21       Supplemental Executive Retirement               98
               Plan effective January 1, 1999
   21.1        Subsidiaries of the Company                    115
   23.1        Consent of KPMG LLP                            118
   27          Financial Data Schedule                        119
--------------

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).

(2) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-79094).

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

(7) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year December 31, 1994, File No. 0-16211.

(8) Incorporated by reference to exhibit included in the Company's Current Report on Form 8-K dated January 10, 1996, File No. 0-16211.

(9) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

(10) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996, File No. 0-16211.

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 0-16211.