Form 10-Q
period 1999-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 1999-05-17
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 1999 the Company had 52,773,523 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  21
                                    ----
                    Exhibit Index at Page  20
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   March 31, 1999
                                 ----------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      17


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     18
   Item 6 - Exhibits and Reports on Form 8-K............     18

   Signatures...........................................     19

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 March 31,    December 31,
                                                   1999           1998
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   9,108      $   8,690
  Accounts and notes receivable-trade, net        133,218        134,218
  Inventories                                     140,639        139,235
  Prepaid expenses and other current assets        39,921         40,309
                                                ---------      ---------
     Total Current Assets                         322,886        322,452
Property, plant and equipment, net                167,096        158,998
Other noncurrent assets, net                       19,596         67,799
Identifiable intangible assets, net                80,674         80,537
Costs in excess of fair value of net
 assets acquired, net                             285,572        265,536
                                                ---------      ---------
Total Assets                                    $ 875,824      $ 895,322
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  36,176      $  42,654
  Accrued liabilities                              83,937         99,427
  Income taxes payable                             41,647         36,025
  Notes payable and current portion
   of long-term debt                               34,998         16,270
                                                ---------      ---------
     Total Current Liabilities                    196,758        194,376
Long-term debt                                    197,571        217,491
Deferred income taxes                              17,661         18,803
Other liabilities                                  45,249         48,113
                                                ---------      ---------
     Total Liabilities                            457,239        478,783
                                                ---------      ---------
Minority interests in consolidated subsidiaries     3,042          2,738
Stockholders= equity:                            ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million
   shares issued at March 31, 1999 and 54.3
   million shares issued at December 31, 1998         543            543
  Capital in excess of par value                  152,306        152,871
  Retained earnings                               341,315        324,745
  Accumulated other comprehensive income          (31,394)       (14,730)
  Employee stock ownership plan reserve            (7,598)        (7,977)
  Treasury stock, at cost, 1.7 million shares
   at March 31, 1999 and 1.7 million shares
   at December 31, 1998                           (39,629)       (41,651)
                                                ---------      ---------
     Total Stockholders' Equity                   415,543        413,801
                                                ---------      ---------
Total Liabilities and Stockholders' Equity       $875,824      $ 895,322
                                                =========      =========

See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                                1999        1998
                                              --------    --------
                                      (in thousands, except per share data)

Net sales                                     $196,589    $180,706
Cost of products sold                           94,960      85,369
                                              --------    --------
Gross profit                                   101,629      95,337
Selling, general and administrative expenses    67,320      63,785
                                              --------    --------
Operating income                                34,309      31,552
Interest expense                                 4,573       2,966
Interest income                                   (121)       (218)
Other (income) expense, net                       (554)     (1,472)
                                              --------    --------
Income before income taxes                      30,411      30,276
Provision for income taxes                      10,884      11,279
                                              --------    --------
Net income                                    $ 19,527    $ 18,997
                                              ========    ========



Earnings per common share:
   Basic                                          $.37        $.35
   Diluted                                        $.37        $.35

Cash dividends declared per common  share     $ .05625   $  .05125

Weighted average common shares outstanding:
   Basic                                        52,566      54,124
   Diluted                                      52,758      54,474

















See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 19,527   $ 18,997
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      5,090      4,436
      Amortization                                      5,519      4,660
      Other, net                                      (12,885)   (25,591)
                                                     --------   --------
Net cash provided by operating activities              17,251      2,502
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired      3,446    (13,839)
   Additional consideration for prior purchased
    business                                              ---     (3,522)
   Property, plant and equipment additions             (6,668)    (7,044)
   Other, net                                             ---       (527)
                                                     --------   --------
Net cash used in investing activities                  (3,222)   (24,932)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (27,574)   (14,439)
   Proceeds from long-term debt                         7,653     27,886
   Increase (decrease) in bank overdrafts and
    other short-term borrowings                        12,829      2,205
   Other, net                                          (4,075)     1,106
                                                     --------   --------
Net cash provided by financing activities             (11,167)    16,758
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (2,444)     1,244
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents      418     (4,428)
Cash and cash equivalents at beginning of period        8,690      9,848
                                                     --------   --------
Cash and cash equivalents at end of period           $  9,108   $  5,420
                                                     ========   ========











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                (unaudited)




Supplemental disclosures of cash flow information:
 Interest paid                                       $  3,848   $  2,128
 Income taxes paid                                      6,662      7,888
Non-cash transactions:
 Liabilities assumed from acquisitions                   -         2,511


Supplemental disclosures of non-cash transactions (in thousands):

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



                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                    Accumulated
                                           Capital in                  Other                                        Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings      Income       ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   --------   -------------   ------------    ---------    ------------

Balance at December 31, 1998     $  543     $152,871     $324,745     $(14,730)       $ (7,977)     $(41,651)      $413,801

Comprehensive Income:
  Net income                                               19,527                                                    19,527
  Other comprehensive income
   Foreign currency translation
    adjustments                                                        (16,664)                                     (16,664)
                                                                                                                   --------
  Comprehensive Income                                                                                                2,863
Exercise of stock options and
 warrants                                       (923)                                                  2,022          1,099
Tax benefit related to stock
 options and warrants exercised                  358                                                                    358
Net change in ESOP reserve                                                                 379                          379
Cash dividends declared, $.05625
 per share                                                 (2,957)                                                   (2,957)
                                 ------     --------     --------     --------        --------      --------       --------

Balance at March 31, 1999        $  543     $152,306     $341,315     $(31,394)       $ (7,598)     $(39,629)      $415,543
                                 ======     ========     ========     ========        ========      ========       ========






See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                             MARCH 31, 1999
                             --------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At March 31, 1999 and December 31, 1998, the cost of $14.7 million or 11% and $15.3 million or 11%, respectively, of inventories was determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

Derivatives
-----------

     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies and swap agreements which convert current floating interest debt to fixed rates.

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                 Three Months Ended
                                                      March 31,
                                                   1999       1998
Basic EPS Computation:                           -------    -------

Numerator (Net Income)                           $19,527    $18,997
                                                 -------    -------
Denominator:
 Common shares outstanding                        52,566     54,124
                                                 -------    -------
Basic EPS                                        $  0.37    $  0.35
                                                 =======    =======
Diluted EPS Computation:

Numerator (Net Income)                           $19,527    $18,997
                                                 -------    -------
Denominator:
 Common shares outstanding                        52,566     54,124
 Incremental shares from assumed exercise
  of dilutive options and warrants                   192        350
                                                 -------    -------
 Total shares                                     52,758     54,474
                                                 -------    -------
Diluted EPS                                      $  0.37    $  0.35
                                                 =======    =======


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    March 31,     December 31,
                                      1999            1998
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 77,072        $ 75,637
     Work-in-process                  28,756          27,632
     Raw materials and supplies       34,811          35,966
                                    --------        --------
                                    $140,639        $139,235
                                    ========        ========

     Pre-tax income was $.1 million lower in the three months ended March 31, 1999 and 1998 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventory is stated would be lower than reported at March 31, 1999 and December 31, 1998 by $.9 million and $1.0 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              March 31,     December 31,
                                                1999            1998
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 14,075        $ 12,315
        Buildings and improvements              77,632          74,966
        Machinery and equipment                143,973         138,644
        Construction in progress                14,287          13,262
                                              --------        --------
                                               249,967         239,187
     Less: Accumulated depreciation             82,871          80,189
                                              --------        --------
                                              $167,096        $158,998
                                              ========        ========


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

     The increase from December 31, 1998 in notes payable and current portion of long-term debt ($18.7 million) was primarily due to the maturing of long-term debt.


NOTE 6 - RESTRUCTURING AND OTHER COSTS
--------------------------------------

     In the second quarter of 1998, the Company recorded a pre-tax charge of $29.0 million for restructuring and other costs. This charge included costs of $26.0 million to rationalize and restructure the Company's worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. The remaining $3.0 million of the charge was recorded to cover termination costs associated with its former implant products business. Included in the $26.0 million restructuring charge are costs to cover severance, the write-down of property, plant and equipment, and tooth product rationalization. The principal actions involve the closure of the Company's Dreieich, Germany tooth facility and rationalization of certain tooth products in Europe, North America and Australia. The Company anticipates the restructuring will reduce production costs and increase operational efficiencies, contributing to future earnings. The restructuring results in the elimination of approximately 275 administrative and manufacturing positions, mostly in Germany. The closure of the German tooth facility was completed in the first quarter of 1999 with benefits of the restructuring expected to begin late in 1999 or early 2000.

     At March 31, 1999, $5.3 million remained in the restructuring accrual. Through the first quarter 1999, the Company has paid approximately $14.7 million for severance and other related shut down costs and employee related costs for the German workforce. The Company also paid approximately $.2 million for implant related termination costs. During this same period, the reserve has also been reduced by approximately $2.8 million for non-cash implant termination costs and approximately $6.0 million for a non-cash write down of property, plant and equipment.

The major components of the charge and remaining accruals follow:

                                           Amounts         Balance
                            Provision      Applied     March 31, 1999
                            ---------      -------     --------------
                                        (in thousands)
Severance                    $13,400       $11,900         $ 1,500
Write-down of property,
 plant and equipment           6,000         6,000            -
Implant termination costs      3,000         3,000            -
Other                          6,600         2,800           3,800
                             -------       -------         -------
                             $29,000       $23,700         $ 5,300
                             =======       =======         =======

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $42.5 million for restructuring the New Image business. This charge includes the write-off of intangibles, including goodwill associated with the business, write-off of discontinued products, write-down of fixed assets and other assets, and severance and other costs associated with the discontinuance of the New Image division in Carlsbad, California. As part of the restructuring, certain intraoral camera products will be sold and supported by the Gendex Dental X-ray division in Des Plaines, Illinois. The restructuring includes the elimination of approximately 115 administrative and manufacturing positions in California. The Company plans to complete the restructuring by the end of the second quarter of 1999. The facility in California was closed at the end of the first quarter of 1999.


     The major components of the charge and remaining accruals follow:


                                           Amounts         Balance
                            Provision      Applied     March 31, 1999
                            ---------      -------     --------------
                                        (in thousands)
Write-off of intangibles
 including goodwill          $33,200       $33,200         $  -
Discontinued products          3,800         3,800            -
Write-down of fixed assets     1,500         1,500            -
Severance                      1,000           900             100
Write-down of other assets       700           700            -
Other costs                    2,300         1,300           1,000
                             -------       -------         -------
                             $42,500       $41,400         $ 1,100
                             =======       =======         =======


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists who purchased Trubyte teeth was filed January 12, 1999 in the Supreme Court of the State of New York for New York County which was removed to and is now pending in the U.S. District court for the Southern District of New York. A second follow on private class action suit on behalf of laboratories who purchased Trubyte teeth was filed April 21, 1999 in the U.S. District Court in Wilmington, Delaware. This case has been assigned to the same judge who is handling the Department of Justice action. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made by the Company that are forward-looking, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

For the quarter ended March 31, 1999, net sales increased $15.9 million, or 8.8%, to $196.6 million, up from $180.7 million in the same period of 1998. Acquisitions, net of divestitures, accounted for 6.8% of the sales growth for the quarter. Base business sales were up 2.0% with a base business sales increase of 5.3% in the United States. The sales increase was offset by a decline of 4.9% in Europe including a significant drop in sales to the Commonwealth of Independent States (C.I.S.) and a soft market in Germany, and a decline of 1.8% in the Pacific Rim and Latin America, mainly due to dealer returns in India and economic problems in Brazil. Base business sales growth in other territories was up 9.9%. Exchange rate fluctuations had a negligible impact on sales in the first quarter.

Gross profit increased $6.3 million, or 6.6%, to $101.6 million from $95.3 million in the first quarter of 1998 as a result of higher net sales offset somewhat by a decrease in the gross profit percentage in the first quarter of 1999. As a percentage of sales, gross profit decreased from 52.8% in the first quarter of 1998 to 51.7% in the same period of 1999. Costs associated with moving the manufacturing operations of the New Image business and the German tooth operations in Dreieich caused most of the margin percentage decrease.

Selling, general and administrative expenses increased $3.5 million, or 5.5%. As a percentage of sales, expenses decreased from 35.3% in the first quarter of 1998 to 34.2% for the same period of 1999. This decrease included a credit of $1.1 million in Germany resulting from the curtailment of the Dreieich operation pension plan.

Interest expense increased $1.6 million in the first quarter of 1999 due to increased interest expense on debt incurred to finance acquisitions and the stock repurchase program in 1998. Other income decreased $0.9 million in the first quarter of 1999 due primarily to an unfavorable currency fluctuation in Brazil.

Income before income taxes increased $0.1 million, or 0.4%. The effective tax rate for operations was lowered to 35.8% in the first quarter of 1999 compared to 37.3% in the first quarter of 1998 reflecting savings from federal, state and foreign tax planning activities. Net income increased $0.5 million, or 2.8%, from the first quarter of 1998 due to higher sales and lower expenses as a percentage of sales along with a lower provision for income taxes in the first quarter of 1999 partially offset by a decline in the gross profit margin. Basic and diluted earnings per common share increased from $.35 in 1998 to $.37 in 1999, or 5.7%.


LIQUIDITY AND CAPITAL RESOURCES

Investing activities for the three months ended March 31, 1999 include capital expenditures of $6.7 million.

The Company's current ratio was 1.6 with working capital of $126.1 million at March 31, 1999. This compares with a current ratio of 1.7 and working capital of $128.1 million at December 31, 1998.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility.

For the three months ended March 31, 1999, cash flows from operating activities were $17.3 million compared to $2.5 million for the three months ended March 31, 1998. Cash flows from operating activities for 1999 included $9.2 million of negative cash flow associated with the two restructurings recorded in 1998. The increase of $14.8 million results primarily from decreases in inventory, receivables and prepaids offset by decreases in accrued liabilities.


NEW STANDARDS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. The Company expects to adopt SFAS 133 beginning January 1, 2000. The Company has not yet determined the effect of adopting SFAS 133.


YEAR 2000

The following discussion contains Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosures Act.

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

Most of the identification, planning, and development phases of the Year 2000 project have been completed. The Company is in the process of implementing the information system upgrade with an anticipated completion date of mid-1999. Work has been completed on 100% of North American, 98% of Latin American and Asian systems, as well as 90% of European systems. To date, the Company has spent approximately $15.8 million for the IT project. An additional $1.2 million of spending is anticipated for the remainder of 1999. These costs encompass the total upgrade of the Company's manufacturing, distribution and financial reporting systems. The Company has not deferred other IT projects due to its Year 2000 initiative, but rather, the Year 2000 initiative has been part of the upgrade of its current IT system. Possible Year 2000 issues that are not covered by the IT upgrade are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company is engaged in a program to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

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

                              Project Costs          Anticipated
                                 To Date             Future Costs
                              -------------          ------------
                                          (in thousands)
Capital Expenditures            $  8,473               $    830
Expenses                           7,378                    340
                                --------               --------
Total                           $ 15,851               $  1,170
                                ========               ========

EURO CURRENCY CONVERSION

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending
December 31, 1998.

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists who purchased Trubyte teeth was filed January 12, 1999 in the Supreme Court of the State of New York for New York County which was removed to and is now pending in the U.S. District court for the Southern District of New York. A second follow on private class action suit on behalf of laboratories who purchased Trubyte teeth was filed April 21, 1999 in the U.S. District Court in Wilmington, Delaware. This case has been assigned to the same judge who is handling the Department of Justice action. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


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

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 14, 1999                  /s/ John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                              Chairman and
                              Chief Executive Officer



May 14, 1999                  /s/  William R. Jellison
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