Form 10-Q
period 1999-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1999-08-16
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 1999 the Company had 52,884,555 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  36
                                    ----
                    Exhibit Index at Page  22
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   June 30, 1999
                                 ---------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       7
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       8

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      18


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     19
   Item 2 - Changes in Securities and Use of Proceeds...     19
   Item 4 - Submission of Matters to a Vote of
      Security Holders..................................     19
   Item 6 - Exhibits and Reports on Form 8-K............     20

   Signatures...........................................     21

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           DENTSPLY INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                                 June 30,     December 31,
                                                   1999           1998
ASSETS                                         ------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $  10,836      $   8,690
  Accounts and notes receivable-trade, net        134,562        134,218
  Inventories                                     137,430        139,235
  Prepaid expenses and other current assets        43,535         40,309
                                                ---------      ---------
     Total Current Assets                         326,363        322,452
Property, plant and equipment, net                174,831        158,998
Other noncurrent assets, net                       20,151         67,799
Identifiable intangible assets, net                79,382         80,537
Costs in excess of fair value of net
 assets acquired, net                             280,543        265,536
                                                ---------      ---------
Total Assets                                    $ 881,270      $ 895,322

LIABILITIES AND STOCKHOLDERS' EQUITY            =========      =========
Current liabilities:
  Accounts payable                              $  35,701      $  42,654
  Accrued liabilities                              83,780         99,427
  Income taxes payable                             42,353         36,025
  Notes payable and current portion
   of long-term debt                               35,132         16,270
                                                ---------      ---------
     Total Current Liabilities                    196,966        194,376
Long-term debt                                    186,060        217,491
Deferred income taxes                              15,447         18,803
Other liabilities                                  46,846         48,113
                                                ---------      ---------
     Total Liabilities                            445,319        478,783
                                                ---------      ---------
Minority interests in consolidated subsidiaries     2,780          2,738
Stockholders= equity:                            ---------      ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million
   shares issued at June 30, 1999 and 54.3
   million shares issued at December 31, 1998         543            543
  Capital in excess of par value                  151,752        152,871
  Retained earnings                               359,533        324,745
  Accumulated other comprehensive income          (38,061)       (14,730)
  Employee stock ownership plan reserve            (7,218)        (7,977)
  Treasury stock, at cost, 1.4 million shares
   at June 30, 1999 and 1.7 million shares
   at December 31, 1998                           (33,378)       (41,651)
                                                ---------      ---------
     Total Stockholders' Equity                   433,171        413,801
                                                ---------      ---------
Total Liabilities and Stockholders' Equity      $ 881,270      $ 895,322
                                                =========      =========
See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                            --------------------     --------------------
                              1999        1998         1999        1998
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $209,125    $197,126     $405,713    $377,832
Cost of products sold         99,709      93,275      194,669     178,644
                            --------    --------     --------    --------
Gross profit                 109,416     103,851      211,044     199,188
Selling, general and
 administrative expenses      73,020      68,530      140,340     132,315
Restructuring and other
 costs                          -         29,000         -         29,000
                            --------    --------     --------    --------
Operating income              36,396       6,321       70,704      37,873
Interest expense               4,295       3,797        8,867       6,763
Interest income                 (376)       (441)        (498)       (659)
Other (income) expense, net     (355)        908         (909)       (564)
                            --------    --------     --------    --------
Income before income taxes    32,832       2,057       63,244      32,333
Provision for income taxes    11,642       1,473       22,526      12,752
                            --------    --------     --------    --------
Net income                  $ 21,190    $    584     $ 40,718    $ 19,581
                            ========    ========     ========    ========



Earnings per common share:
   Basic                        $.40         $.01        $.77        $.36
   Diluted                      $.40         $.01        $.77        $.36

Cash dividends declared
 per common  share            .05625       .05125       .1125       .1025

Weighted average common shares outstanding:
   Basic                      52,758       53,942      52,663      54,032
   Diluted                    52,947       54,278      52,854      54,393












See accompanying notes to unaudited consolidated condensed financial statements.

                      DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 40,718   $ 19,582
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      9,883      8,990
      Amortization                                      8,474      9,340
      Non-cash restructuring and other costs              ---     29,000
      Other, net                                      (18,156)   (45,609)
                                                     --------   --------
Net cash provided by operating activities              40,919     21,303
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired      3,446    (49,828)
   Additional consideration for prior purchased
    business                                           (5,000)       ---
   Property, plant and equipment additions            (13,989)   (15,371)
   Other, net                                              19       (498)
                                                     --------   --------
Net cash used in investing activities                 (15,524)   (65,697)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (45,058)   (42,477)
   Proceeds from long-term debt                        11,894    101,496
   Increase in bank overdrafts and
    other short-term borrowings                        15,450     15,228
   Cash paid for treasury stock                           ---    (31,210)
   Cash dividends paid                                 (5,912)    (5,549)
   Other, net                                           4,561      4,755
                                                     --------   --------
Net cash (used in) provided by financing activities   (19,065)    42,243
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (4,184)      (925)
                                                     --------   --------
Net increase (decrease) in cash and cash equivalents    2,146     (3,076)
Cash and cash equivalents at beginning of period        8,690      9,848
                                                     --------   --------
Cash and cash equivalents at end of period           $ 10,836   $  6,772
                                                     ========   ========








See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
Supplemental disclosures of cash flow information:
 Interest paid                                       $  7,270   $  4,932
 Income taxes paid                                     16,532     24,096
Non-cash transactions:
 Liabilities assumed from acquisitions                   -        23,347
 Issuance of treasury stock in connection with
  the acquisition of certain assets                     3,353       -


Supplemental disclosures of non-cash transactions (in thousands):

In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax"). In March 1998, the Company purchased the assets of InfoSoft, Inc. ("InfoSoft"). In April and May of 1998, the Company purchased a 67% majority interest in GAC ("GAC"). In May 1998, the Company purchased the capital stock of Crescent Dental Manufacturing ("Crescent") and also the capital stock of Herpo Productos Dentarios Ltda. ("Herpo"). In conjunction with the acquisitions, liabilities were assumed as follows:

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



                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)

                                                                    Accumulated
                                           Capital in                 Other                                        Total
                                 Common    Excess of     Retained Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Income       ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   -------- -------------   ------------    ---------    ------------
Balance at December 31, 1998     $  543     $152,871     $324,745  $(14,730)       $ (7,977)     $(41,651)      $413,801

Comprehensive Income:
  Net income                                               40,718                                                 40,718
  Other comprehensive income
   Foreign currency translation
    adjustments                                                     (23,331)                                     (23,331)
                                                                                                                 --------
  Comprehensive Income                                                                                            17,387
Exercise of stock options and
 warrants                                     (1,365)                                               4,651          3,286
Tax benefit related to stock
 options and warrants exercised                  515                                                                 515
Reissuance of treasury stock                    (269)                                               3,622          3,353
Net change in ESOP reserve                                                              759                          759
Cash dividends declared, $.1125
 per share                                                 (5,930)                                                (5,930)
                                 ------     --------     --------   --------        --------      --------       --------

Balance at June 30, 1999         $  543     $151,752     $359,533  $(38,061)       $ (7,218)     $(33,378)      $433,171
                                 ======     ========     ========  ========        ========      ========       ========







See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                             JUNE 30, 1999
                             -------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At June 30, 1999 and December 31, 1998, the cost of $14.0 million or 10% and $15.3 million or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

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

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

     The following table sets forth the computation of basic and diluted earnings per common share:

                                   Three Months Ended    Six Months Ended
                                        June 30,               June 30,
                                    1999       1998       1999       1998
Basic EPS Computation:             -------    -------    -------   -------

Numerator(Income)                  $21,190    $   584    $40,718   $19,581
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,758     53,942     52,663    54,032
                                   -------    -------    -------   -------
Basic EPS                          $  0.40    $  0.01    $  0.77   $  0.36
                                   =======    =======    =======   =======
Diluted EPS Computation:

Numerator(Income)                  $21,190    $   584    $40,718   $19,581
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,758     53,942     52,663    54,032
 Incremental shares from assumed
  exercise of dilutive options
  and warrants                         189        336        191       361
                                   -------    -------    -------   -------
 Total shares                       52,947     54,278     52,854    54,393
                                   -------    -------    -------   -------
Diluted EPS                        $  0.40    $  0.01    $  0.77   $  0.36
                                   =======    =======    =======   =======


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    June 30,      December 31,
                                      1999            1998
                                  ------------    ------------
                                         (in thousands)
     Finished goods                 $ 80,628        $ 75,637
     Work-in-process                  26,677          27,632
     Raw materials and supplies       30,125          35,966
                                    --------        --------
                                    $137,430        $139,235
                                    ========        ========

     Pre-tax income was $.3 million lower in the six months ended June 30, 1999 and $.3 million lower for the same period in 1998 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be lower than reported at June 30, 1999 and December 31, 1998 by $.7 million and $1.0 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              June 30,      December 31,
                                                1999            1998
                                            ------------    ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,379        $ 12,315
        Buildings and improvements              82,759          74,966
        Machinery and equipment                145,537         138,644
        Construction in progress                16,456          13,262
                                              --------        --------
                                               261,131         239,187
     Less: Accumulated depreciation             86,300          80,189
                                              --------        --------
                                              $174,831        $158,998
                                              ========        ========


NOTE 5 - NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT
------------------------------------------------------------

     The increase from December 31, 1998 in notes payable and current portion of long-term debt ($18.9 million) was primarily due to the maturing of long-term debt.


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

The major components of the charge and remaining accruals follow:

                                        Non-Cash     Cash
                                        Amounts    Amounts      Balance
                            Provision   Applied    Applied   June 30, 1999
                            ---------   --------   -------   -------------
                                        (in thousands)
Severance                    $13,400    $   700    $11,200      $ 1,500
Write-down of property,
 plant and equipment           6,000      6,000       -            -
Implant termination costs      3,000      2,800        200         -
Other                          6,600       -         2,900        3,700
                             -------    -------    -------      -------
                             $29,000    $ 9,500    $14,300      $ 5,200
                             =======    =======    =======      =======

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $42.5 million for restructuring the New Image business. This charge includes the write-off of intangibles, including goodwill associated with the business, write-off of discontinued products, write-down of fixed assets and other assets, and severance and other costs associated with the discontinuance of the New Image division in Carlsbad, California. As part of the restructuring, certain intraoral camera products will be sold and supported by the Gendex Dental X-ray division in Des Plaines, Illinois. The restructuring includes the elimination of approximately 115 administrative and manufacturing positions in California. The restructuring was substantially completed at June 30, 1999. The facility in California was closed at the end of the first quarter of 1999.

     The major components of the charge and remaining accruals follow:

                                        Non-Cash     Cash
                                        Amounts    Amounts      Balance
                            Provision   Applied    Applied   June 30, 1999
                            ---------   --------   -------   -------------
                                        (in thousands)
Write-off of intangibles
 including goodwill          $33,200    $33,200    $  -         $  -
Discontinued products          3,800      3,800       -            -
Write-down of fixed assets     1,500      1,500       -            -
Severance                      1,000       -         1,000         -
Write-down of other assets       700        700       -            -
Other costs                    2,300       -           400        1,900
                             -------    -------    -------      -------
                             $42,500    $39,200    $ 1,400      $ 1,900
                             =======    =======    =======      =======


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.





                                    11
In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists who purchased Trubyte teeth was filed January 12, 1999 in the Supreme Court of the State of New York for New York County which was transferred to and is now pending in the U.S. District Court in Wilmington, Delaware. A second follow on private class action suit on behalf of laboratories who purchased Trubyte teeth was filed April 21, 1999 in the U.S. District Court in Wilmington, Delaware. This case has been assigned to the same judge who is handling the Department of Justice action. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

For the quarter ended June 30, 1999, net sales increased $12.0 million, or 6.1%, to $209.1 million, up from $197.1 million in the same period of 1998. Acquisitions net of divestitures contributed 2.7% growth to the quarter. Base sales were up 4.8% with a base sales increase of 6.8% in the United States. The sales increase was offset by a base business decline of 2.5% in Europe including: lower U.K. sales due to distributor consolidations; a significant drop in sales to the Commonwealth of Independent States (C.I.S.) due to depressed economic conditions in that region; and continuous softness in the German market. Base business sales increased 15.7% in the Pacific Rim and Latin America as the Asian economies began to recover and the Company experienced some pent up demand for endodontic and orthodontic products in Latin America. Base business sales growth in other territories was up 4.1%. Exchange rates negatively impacted sales by nearly 1.4% in the quarter due to the strong U.S. dollar.

Gross profit increased $5.5 million, or 5.3%, to $109.4 million from $103.9 million in the second quarter of 1998, but decreased as a percentage of sales from 52.7% in the second quarter of 1998 to 52.3% in the same period of 1999. Costs associated with moving the remaining manufacturing operations for New Image and Germany's tooth manufacturing facility negatively impacted performance in the first quarter in addition to purchase price accounting adjustments related to the acquisition of VDW and lower margins associated with GAC, the Company's orthodontics distribution business acquired in the second quarter of 1998.

Selling, general and administrative expenses increased $4.5 million, or 6.6%. As a percentage of sales, expenses remained flat at 34.9% for the second quarter of 1999 compared to 34.8% for the same period of 1998.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998. The Company's German tooth manufacturing facility has been closed and production has been transferred to company facilities in Brazil and Pennsylvania during the first half of 1999.

Net interest expense increased $0.6 million in the second quarter of 1999 due to increased interest expenses on debt incurred to finance acquisitions and the stock repurchase program in 1998.

Other income increased $1.3 million in the second quarter of 1999 due primarily to favorable currency fluctuations as the U.S. dollar strengthened against the major European currencies.

Income before income taxes increased $30.8 million including $29.0 million of restructuring and other costs recorded in the second quarter of 1998. Without these costs, income before income taxes increased $1.8 million, or 5.8%. The effective tax rate for operations was lowered to 35.7% in the second quarter of 1999 compared to 37.3% in the second quarter of 1998 reflecting savings from federal, state and foreign tax planning activities. Net income increased $20.6 million including the after tax impact of $18.9 million for the restructuring and other costs recorded in the second quarter of 1998. Without these costs, net income increased $1.8 million, or 9.3%, from the second quarter of 1998 due to higher sales, currency exchange gains, and a lower provision for income tax offset somewhat by a lower gross profit margin. Reported basic and diluted earnings per common share were $.40 in 1999 compared to $.01 in the second quarter of 1998 including $.35 for restructuring and other costs in 1998. Without these costs, basic and diluted earnings per common share increased from $.36 in 1998 to $.40 in 1999, or 11.1%.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, net sales increased $27.9 million, or 7.4%, to $405.7 million, up from $377.8 million in the same period of 1998. The increase resulted from strong sales growth in the United States and Latin America both from base business and from acquisitions, net of divestitures. European sales increased slightly due to acquisitions offset to a large extent by the impact of dealer consolidations in the U.K. and a soft market in Germany. Sales in the Pacific Rim were adversely impacted by inventory returns from dealers in India during the first quarter. Sales in the rest of the world increased from strong base sales and from acquisitions. Exchange rate fluctuations reduced net sales by 0.8% during the first half of 1999.

Gross profit increased $11.9 million, or 5.9%, to $211.0 million from $199.2 million in the first six months of 1998. As a percentage of sales, gross profit decreased from 52.7% in the first six months of 1998 to 52.0% in the same period of 1999. Costs associated with moving the remaining manufacturing operations for New Image and Germany's tooth manufacturing facility negatively impacted performance in the first half in addition to purchase price accounting adjustments related to the acquisition of VDW and lower margins associated with GAC, the Company's orthodontics distribution business acquired in the second quarter of 1998.

Selling, general and administrative expense increased $8.0 million, or 6.1%. As a percentage of sales, expenses decreased from 35.0% in the first six months of 1998 to 34.6% for the same period of 1999. This percentage decrease included a credit of $1.1 million in Germany resulting from the curtailment of the Dreieich pension plan and a reduction in general insurance costs.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998.

Net interest expense increased $2.3 million during the first six months of 1999 due to increased interest expense on debt incurred to finance acquisitions and the stock repurchase program in 1998.

Other income increased $0.3 million in the first six months of 1999 due primarily to favorable currency fluctuations in Europe.

Income before income taxes increased $30.9 million primarily due to the $29.0 million of restructuring and other costs recorded in the second quarter of 1998. Without these costs, income before income taxes increased $1.9 million, or 3.1%. The effective tax rate for operations was lowered to 35.7% in the first six months of 1999 compared to 37.3% in the first six months of 1998 reflecting the benefits of tax planning activities. Net income increased $21.1 million including the after tax impact of $18.9 million for restructuring and other costs. Without these costs, net income increased $2.3 million, or 6.0% in the first six months of 1999 compared to 1998 due to higher sales, lower expenses as a percentage of sales and a lower provision for income taxes offset somewhat by a lower gross profit percentage in the first six months of 1999.

Reported basic and diluted earnings per common share were $.77 in 1999 compared to $.36 per share in the first six months of 1998. Earnings per share for the first six months of 1998 included $.35 for restructuring and other costs. Without these costs, basic and diluted earnings per common share increased from $.71 in 1998 to $.77 in 1999 or 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

Investing activities for the six months ended June 30, 1999 include capital expenditures of $14.0 million.

The Company's current ratio was 1.7 with working capital of $129.4 million at June 30, 1999. This compares with a current ratio of 1.7 and working capital of $128.1 million at December 31, 1998.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility. The Company also expects to have available a $200 million Commercial Paper Facility by the end of the third quarter. This facility will initially be used to pay down existing bank debt and will help minimize the Company's overall cost of capital.

For the six months ended June 30, 1999, cash flows from operating activities were $40.9 million or approximately $53 million excluding the negative cash flow from the restructurings compared to $21.3 million for the six months ended June 30, 1998. Cash flows from operating activities for 1999 included $11.7 million of negative cash flow associated with the two restructurings recorded in 1998. The increase of $19.6 million results primarily from decreases in inventory offset by decreases in accrued liabilities.

NEW STANDARDS

Statement of Financial Accounting Standards No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction.
                                    15

This statement was originally required to be adopted effective January 1, 2000; however, in June 1999 FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date to January 1, 2001. The Company has not yet determined the effect of adopting FASB 133.

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

In 1995, the Company commenced an upgrade of its information technology ("IT") systems for all of its locations. A primary software was chosen to upgrade the Company's computerized business application systems to world class standards and also enable the Company to become Year 2000 compliant. The upgrade included necessary hardware and software improvements, training, data conversion, systems testing and implementation.

The identification, planning, and development phases of the Year 2000 project have been completed. The Company is in the process of implementing the information system upgrades. Work has been substantially completed on the Company's worldwide systems. To date, the Company has spent approximately $17.3 million for the IT project. An additional $1.4 million of spending is anticipated for the remainder of the information system's upgrade. These costs encompass the total upgrade of the Company's manufacturing, distribution and financial reporting systems. The Company has not deferred other IT projects due to its Year 2000 initiative, but rather, the Year 2000 initiative has been part of the upgrade of its current IT system. Possible Year 2000 issues that are not covered by the IT upgrade are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company has been engaged in a program and an audit review process to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. Based on this audit review, the Company does not expect to see any significant changes in these systems and applications. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

The Year 2000 initiative presents a number of uncertainties including the status and planning of third parties. The Company has surveyed its significant customers and vendors as to their Year 2000 compliance. Based on the nature of their responses, the Company is developing contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.


                                    16
The Company's Year 2000 remediation efforts along with the information system upgrade are funded from the Company's operating cash flows and its borrowing facilities. The following table contains historical and estimated future costs of the total IT system upgrade, which includes the Year 2000 initiative. Infrastructure and daily IT-related operating expenses have been excluded from the reported costs.

                              Project Costs          Anticipated
                                 To Date             Future Costs
                              -------------          ------------
                                          (in thousands)
Capital Expenditures            $  9,090               $    748
Expenses                           8,166                    603
                                --------               --------
Total                           $ 17,256               $  1,351
                                ========               ========


EURO CURRENCY CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their legacy currencies and the newly established Euro currency.

The legacy currencies will remain legal tender in the participating countries between January 1, 1999 and January 1, 2002 (the "transition period"). Starting January 1, 2002 the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the legacy currencies of participating countries will no longer be legal tender for any transactions.

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

















                                    17
Item 3 - Quantitative and Qualitative Disclosures About Market Risk


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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. A follow on private class action suit on behalf of dentists who purchased Trubyte teeth was filed January 12, 1999 in the Supreme Court of the State of New York for New York County which was transferred to and is now pending in the U.S. District Court in Wilmington, Delaware. A second follow on private class action suit on behalf of laboratories who purchased Trubyte teeth was filed April 21, 1999 in the U.S. District Court in Wilmington, Delaware. This case has been assigned to the same judge who is handling the Department of Justice action. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

Item 2 - Changes in Securities and Use of Proceeds

     On April 5, 1999, the Company issued an aggregate of 145,000 shares of Common Stock to High Tech Medical Instrumentation, Inc. ("HTMI") in connection with the acquisition of certain assets from HTMI. The issuance and sale of the shares was intended to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based on, among other things, the nature of the purchaser, the fact that the purchaser and each of its shareholders represented and warranted to the Company, among other things, that such purchaser and, in the event that any shareholder received shares from the purchaser, each shareholder was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and the fact that certificates representing the shares were issued with legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. The shares issued to HTMI were subsequently registered on a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 12, 1999.

Item 4 - Submission of Matters to a Vote of Security Holders

   (a)  On May 19, 1999, the Company held its 1999 Annual Meeting of
        Stockholders.

   (b) Not applicable.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:
        1.  Election of Class I Directors:
                                                    Votes       Broker
            Nominee                  Votes For     Withheld    Non-Votes
            -------                  ----------    --------    ---------
            Burton C. Borgelt        38,938,049    437,946        N/A
            Douglas K. Chapman       38,811,370    564,624        N/A
            C. Frederick Fetterolf   38,755,809    620,371        N/A

        2. Proposal to ratify the appointment of KPMG LLP, independent certified accountants, to audit the books and accounts of the Company for the year ending December 31,1999:

            Votes For: 39,176,543         Votes Against: 143,081
            Abstentions: 56,371           Broker Non-Votes: N/A

(d) Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits. The following exhibits are filed herewith:
        ---------
        Number    Description
        ------    -----------
          3.2     By laws, as amended
          27      Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the period ended June 30, 1999.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 16, 1999               /s/ John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                                    Chairman and
                             Chief Executive Officer



August 16, 1999               /s/  William R. Jellison
-----------------             ----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                             Chief Financial Officer

                                  EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          3.2     By laws, as amended                         23
          27      Financial Data Schedule                     36
                  (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)