Form 10-Q
period 1999-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 1999-11-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 1999 the Company had 52,799,555 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of  22
                                    ----
                    Exhibit Index at Page  21
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended   September 30, 1999
                                 --------------------




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

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (unaudited)
                                               September 30,   December 31,
                                                   1999            1998
ASSETS                                         -------------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   9,426       $   8,690
  Accounts and notes receivable-trade, net        132,085         134,218
  Inventories                                     141,705         139,235
  Prepaid expenses and other current assets        41,780          40,309
                                                ---------       ---------
     Total Current Assets                         324,996         322,452
Property, plant and equipment, net                180,798         158,998
Other noncurrent assets, net                       20,853          67,799
Identifiable intangible assets, net                82,738          80,537
Costs in excess of fair value of net
 assets acquired, net                             272,787         265,536
                                                ---------       ---------
Total Assets                                    $ 882,172       $ 895,322

LIABILITIES AND STOCKHOLDERS' EQUITY            =========       =========
Current liabilities:
  Accounts payable                              $  34,816       $  42,654
  Accrued liabilities                              85,180          99,427
  Income taxes payable                             44,493          36,025
  Notes payable and current portion
   of long-term debt                               23,810          16,270
                                                ---------       ---------
     Total Current Liabilities                    188,299         194,376
Long-term debt                                    170,404         217,491
Deferred income taxes                              15,710          18,803
Other liabilities                                  49,517          48,113
                                                ---------       ---------
     Total Liabilities                            423,930         478,783
                                                ---------       ---------
Minority interests in consolidated subsidiaries     2,529           2,738
Stockholders' equity:                            ---------       ---------
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million shares
   issued at September 30, 1999 and 54.3
   million shares issued at December 31, 1998         543             543
  Capital in excess of par value                  151,530         152,871
  Retained earnings                               377,245         324,745
  Accumulated other comprehensive income (loss)   (34,233)        (14,730)
  Employee stock ownership plan reserve            (7,218)         (7,977)
  Treasury stock, at cost, 1.4 million shares
   at September 30, 1999 and 1.7 million shares
   at December 31, 1998                           (32,154)        (41,651)
                                                ---------       ---------
     Total Stockholders' Equity                   455,713         413,801
                                                ---------
Total Liabilities and Stockholders' Equity      $ 882,172       $ 895,322
                                                =========       =========
See accompanying notes to unaudited consolidated condensed financial statements.
                                     3

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                            --------------------     --------------------
                              1999        1998         1999        1998
                            --------    --------     --------    --------
                                 (in thousands, except per share data)

Net sales                   $203,552    $196,995     $609,265    $574,827
Cost of products sold         97,242      93,884      291,911     272,528
                            --------    --------     --------    --------
Gross profit                 106,310     103,111      317,354     302,299
Selling, general and
 administrative expenses      71,656      71,162      211,996     203,477
Restructuring and other
 costs                          -           -            -         29,000
                            --------    --------     --------    --------
Operating income              34,654      31,949      105,358      69,822
Interest expense               3,586       4,357       12,453      11,120
Interest income                 (207)       (278)        (705)       (937)
Other (income) expense, net     (457)        738       (1,366)        174
                            --------    --------     --------    --------
Income before income taxes    31,732      27,132       94,976      59,465
Provision for income taxes    11,046       9,505       33,572      22,257
                            --------    --------     --------    --------
Net income                  $ 20,686    $ 17,627     $ 61,404    $ 37,208
                            ========    ========     ========    ========



Earnings per common share:
   Basic                        $.39         $.33       $1.16        $.69
   Diluted                      $.39         $.33       $1.16        $.69

Cash dividends declared
 per common  share            .05625       .05125       .1688       .1538

Weighted average common
 shares outstanding:
   Basic                      52,873       52,780      52,734      53,610
   Diluted                    53,035       52,936      52,915      53,902












See accompanying notes to unaudited consolidated condensed financial statements.

                      DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 61,404   $ 37,208
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     15,599     13,053
      Amortization                                     12,667     14,791
      Non-cash restructuring and other costs              ---     29,000
      Other, net                                      (15,036)   (43,423)
                                                     --------   --------
Net cash provided by operating activities              74,634     50,629
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired      4,329    (46,421)
   Additional consideration for prior purchased
    business                                           (5,000)    (3,522)
   Property, plant and equipment additions            (20,617)   (24,925)
   Other, net                                             887       (496)
                                                     --------   --------
Net cash used in investing activities                 (20,401)   (75,364)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                    (124,063)   (45,092)
   Proceeds from long-term debt                        70,336    113,322
   Increase in bank overdrafts and other
    short-term borrowings                               7,961      5,865
   Cash paid for treasury stock                           ---    (42,049)
   Cash dividends paid                                 (8,884)    (8,262)
   Other, net                                           5,563      5,515
                                                     --------   --------
Net cash (used in) provided by financing activities   (49,087)    29,299
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                  (4,410)    (4,150)
                                                     --------   --------
Net increase in cash and cash equivalents                 736        414
Cash and cash equivalents at beginning of period        8,690      9,848
                                                     --------   --------
Cash and cash equivalents at end of period           $  9,426   $ 10,262
                                                     ========   ========











See accompanying notes to unaudited consolidated condensed financial statements.

                       DENTSPLY INTERNATIONAL INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
Supplemental disclosures of cash flow information:
 Interest paid                                       $ 10,538   $  7,918
 Income taxes paid                                     23,847     31,092
Non-cash transactions:
 Liabilities assumed from acquisitions                   -        22,885
 Issuance of treasury stock in connection with
  the acquisition of certain assets                     3,353       -


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



                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                                                    Accumulated
                                           Capital in                  Other                                        Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Income(Loss)    ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   --------   -------------   ------------    ---------    ------------

Balance at December 31, 1998     $  543     $152,871     $324,745     $(14,730)       $ (7,977)     $(41,651)      $413,801

Comprehensive Income:
  Net income                                               61,404                                                    61,404
  Other comprehensive income
   Foreign currency translation
    adjustments                                                        (19,503)                                     (19,503)
                                                                                                                   --------
  Comprehensive Income                                                                                               41,901
Exercise of stock options and
 warrants                                     (1,794)                                                  5,875          4,081
Tax benefit related to stock
 options and warrants exercised                  722                                                                    722
Reissuance of treasury stock                    (269)                                                  3,622          3,353
Net change in ESOP reserve                                                                 759                          759
Cash dividends declared, $.1688
 per share                                                 (8,904)                                                   (8,904)
                                 ------     --------     --------     --------        --------      --------       --------

Balance at September 30, 1999    $  543     $151,530     $377,245     $(34,233)       $ (7,218)     $(32,154)      $455,713
                                 ======     ========     ========     ========        ========      ========       ========






See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                           SEPTEMBER 30, 1999
                           ------------------

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At September 30, 1999 and December 31, 1998, the cost of $15.7 million or 11% and $15.3 million or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

     The following table sets forth the computation of basic and diluted earnings per common share:

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                    1999       1998       1999       1998
Basic EPS Computation:             -------    -------    -------   -------
---------------------               (in thousands, except per share data)
Numerator(Income)                  $20,686    $17,627    $61,404   $37,208
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,873     52,780     52,734    53,610
                                   -------    -------    -------   -------
Basic EPS                          $  0.39    $  0.33    $  1.16   $  0.69
                                   =======    =======    =======   =======
Diluted EPS Computation:
-----------------------
Numerator(Income)                  $20,686    $17,627    $61,404   $37,208
                                   -------    -------    -------   -------
Denominator:
 Common shares outstanding          52,873     52,780     52,734    53,610
 Incremental shares from assumed
  exercise of dilutive options
  and warrants                         162        156        181       292
                                   -------    -------    -------   -------
 Total shares                       53,035     52,936     52,915    53,902
                                   -------    -------    -------   -------
Diluted EPS                        $  0.39    $  0.33    $  1.16   $  0.69
                                   =======    =======    =======   =======


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                  September 30,   December 31,
                                      1999            1998
                                  -------------   ------------
                                         (in thousands)
     Finished goods                 $ 81,763        $ 75,637
     Work-in-process                  26,470          27,632
     Raw materials and supplies       33,472          35,966
                                    --------        --------
                                    $141,705        $139,235
                                    ========        ========

     Pre-tax income was $.4 million lower in the nine months ended September 30, 1999 and $.5 million lower for the same period in 1998 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be lower than reported at September 30, 1999 and December 31, 1998 by $.6 million and $1.0 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                            September 30,   December 31,
                                                1999            1998
                                            -------------   ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 16,690        $ 12,315
        Buildings and improvements              86,590          74,966
        Machinery and equipment                151,825         138,644
        Construction in progress                16,819          13,262
                                              --------        --------
                                               271,924         239,187
     Less: Accumulated depreciation             91,126          80,189
                                              --------        --------
                                              $180,798        $158,998
                                              ========        ========


NOTE 5 - NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT
------------------------------------------------------------

     The increase from December 31, 1998 in notes payable and current portion of long-term debt ($7.5 million) was primarily due to the maturing of long-term debt.


NOTE 6 - RESTRUCTURING AND OTHER COSTS
--------------------------------------

     In the second quarter of 1998, the Company recorded a pre-tax charge of $29.0 million for restructuring and other costs. This charge included costs of $26.0 million to rationalize and restructure the Company's worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. The remaining $3.0 million of the charge was recorded to cover termination costs associated with its former implant products business. Included in the $26.0 million restructuring charge are costs to cover severance, the write-down of property, plant and equipment, and tooth product rationalization. The principal actions involve the closure of the Company's Dreieich, Germany tooth facility and rationalization of certain tooth products in Europe, North America and Australia. The Company anticipates the restructuring will reduce production costs and increase operational efficiencies, contributing to future earnings. The restructuring results in the elimination of approximately 275 administrative and manufacturing positions, mostly in Germany. The closure of the German tooth facility was completed in the first quarter of 1999 with benefits of the restructuring expected to begin early in 2000.

The major components of the charge and remaining accruals follow:

                                        Non-Cash     Cash       Balance
                                        Amounts    Amounts   September 30,
                            Provision   Applied    Applied       1999
                            ---------   --------   -------   -------------
                                        (in thousands)
Severance                    $13,400    $   700    $11,300      $ 1,400
Write-down of property,
 plant and equipment           6,000      6,000       -            -
Implant termination costs      3,000      2,800        200         -
Other                          6,600      1,300      2,600        2,700
                             -------    -------    -------      -------
                             $29,000    $10,800    $14,100      $ 4,100
                             =======    =======    =======      =======

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $42.5 million for restructuring the New Image business. This charge includes the write-off of intangibles, including goodwill associated with the business, write-off of discontinued products, write-down of fixed assets and other assets, and severance and other costs associated with the discontinuance of the New Image division in Carlsbad, California. As part of the restructuring, certain intraoral camera products will be sold and supported by the Gendex Dental X-ray division in Des Plaines, Illinois. The restructuring includes the elimination of approximately 115 administrative and manufacturing positions in California. The restructuring was substantially completed at September 30, 1999. The facility in California was closed at the end of the first quarter of 1999.

     The major components of the charge and remaining accruals follow:

                                        Non-Cash     Cash       Balance
                                        Amounts    Amounts   September 30,
                            Provision   Applied    Applied       1999
                            ---------   --------   -------   -------------
                                        (in thousands)
Write-off of intangibles
 including goodwill          $33,200    $33,200    $  -         $  -
Discontinued products          3,800      3,800       -            -
Write-down of fixed assets     1,500      1,500       -            -
Severance                      1,000       -         1,000         -
Write-down of other assets       700        700       -            -
Other costs                    2,300       -           600        1,700
                             -------    -------    -------      -------
                             $42,500    $39,200    $ 1,600      $ 1,700
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

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Two follow on private class action suits on behalf of dentists and laboratories, respectively, who purchased Trubyte teeth were filed and are pending in the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. A third follow on private class action suit was filed on September 8, 1999 in the Supreme Court of the State of New York, County of New York on behalf of patients in seventeen (17) states who purchased artificial teeth. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

For the quarter ended September 30, 1999, net sales increased $6.6 million, or 3.3%, to $203.6 million, up from $197.0 million in the same period of 1998.

Base business sales grew 4.0% in the third quarter and were negatively impacted by a soft dental market in Europe, weak equipment sales especially within Germany and U.S. dealer inventory adjustments. Acquisitions, partially offset by the New Image divestiture, accounted for an additional 1.3% of net sales growth. The impact of translation had a negative 2.0% effect on the third quarter results compared to 1998 due to the devalued Brazilian Real and the strengthening of the U.S. dollar against the major European currencies.

Sales in the United States grew 5.0%, including 2.1% from acquisitions, a decrease of 1.9% from the New Image restructuring and 4.8% from base business. Base business growth in x-ray equipment and consumables was partially offset by sales declines in handpiece and ultrasonic equipment in the third quarter.

European sales, including the Commonwealth of Independent States (CIS), declined 3.5% mainly due to softness in the European dental market. The acquisition of Vereingte Dentalwerke (VDW) increased European sales by 3.8% offset by base business sales which were down 2.8% and the impact of translation which had a negative 4.5% effect on third quarter sales.

Asia (excluding Japan) and Latin America sales grew 0.1% as sales from base business and acquisitions were primarily offset by the devaluation of the Brazilian Real. Asia's base business grew 14.4% as the Asian economy continued to stabilize, while translation had a positive 2.8% impact. Base business in Latin America grew 12.0% in local currency, due mainly to the improvement of the Brazilian economy and strong growth in the orthodontic product line. The impact of translation was negative 17.7% in Latin America due primarily to the Brazilian Real devaluation in January 1999.

Sales in the rest of the world grew 17.2%. This resulted from 6.0% growth from acquisitions; 6.5% from base business growth primarily in Canada and Middle East/Africa (MEA); and 4.7% from the impact of translation.

Gross profit increased $3.2 million, or 3.1%, to $106.3 million from $103.1 million in the third quarter of 1998, but decreased slightly as a percentage of sales from 52.3% in the third quarter of 1998 to 52.2% in the same period of 1999. Purchase price accounting adjustments related to the acquisition of VDW negatively impacted the third quarter 1999 gross profit.

Selling, general and administrative (SG&A) expenses increased $0.5 million, or 0.7%. As a percentage of sales, expenses decreased from 36.1% in the third quarter of 1998 to 35.2% for the same period of 1999. A bad debt provision of $3.0 million was recorded in the third quarter of 1998, principally for customers in the CIS. Exclusive of the bad debt provision, SG&A expenses increased $2.8 million or 4.1%. The increase is primarily due to operating expenses for VDW which was acquired in December 1998; and legal expenses in 1999 for litigation with the Justice Department and defense of certain endodontic patents.

Net interest expense decreased $0.7 million in the third quarter of 1999 due to lower interest expense as a result of lower average debt levels during the third quarter of 1999.

Other income increased $1.2 million in the third quarter of 1999 due to transaction exchange gains as the U.S. dollar strengthened against the major European currencies in the third quarter of 1999 compared to 1998. Also included in other income for 1999 is $0.4 million due to a favorable settlement of a disputed lease commitment in the U.K.

Income before income taxes increased $4.6 million, or 17.0%, to $31.7 million from $27.1 million in the third quarter of 1998. The effective tax rate for operations was lowered to 35.1% in the third quarter of 1999 compared to 35.3% in the third quarter of 1998 reflecting savings from federal, state and foreign tax planning activities. Net income increased $3.1 million, or 17.4%, from the third quarter of 1998 due to higher sales, lower expenses as a percentage of net sales, lower net interest expense, the increase in other income, and a lower provision for income tax. Basic and diluted earnings per common share increased from $.33 in 1998 to $.39 in 1999, or 18.2%.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, net sales increased $34.5 million, or 6.0%, to $609.3 million, up from $574.8 million in the same period of 1998. The increase resulted from moderate sales growth in the United States and Latin America both from base business and from acquisitions, net of divestitures. European sales were flat and included increases for acquisitions offset by the negative impact of a soft dental market and translation. Sales in the Pacific Rim were adversely impacted by inventory returns of $1.4 million from dealers in India during the first half of 1999. Sales in the rest of the world increased from strong base business sales and from acquisitions. Overall, translation negatively impacted net sales by 1.2% during the first nine months of 1999, due largely to the devaluation of the Brazilian Real.

Gross profit increased $15.1 million, or 5.0%, to $317.4 million from $302.3 million in the first nine months of 1998. As a percentage of sales, gross profit decreased from 52.6% in the first nine months of 1998 to 52.1% in the same period of 1999. Costs associated with moving the remaining manufacturing operations for New Image and Germany's tooth manufacturing facility negatively impacted performance in the first half in addition to purchase price accounting adjustments related to the acquisition of VDW and lower margins associated with GAC, the Company's orthodontics distribution business acquired in the second quarter of 1998.

Selling, general and administrative expense increased $8.5 million, or 4.2%. As a percentage of sales, expenses decreased from 35.4% in the first nine months of 1998 to 34.8% for the same period of 1999. This percentage decrease included a reduction in bad debt expense and a $1.1 million benefit from the curtailment of the Dreieich Pension Plan in Germany, resulting from the restructuring in 1998.

Restructuring and other costs of $29 million were recorded in the second quarter of 1998.

Net interest expense increased $1.6 million during the first nine months of 1999 due to increased interest expense on higher debt incurred during the first half of 1999 to finance 1998 acquisitions and the stock repurchase program in 1998.

Other income increased $1.5 million in the first nine months of 1999 due to transaction exchange gains as the U.S. dollar strengthened against the major European currencies.

Income before income taxes increased $35.5 million, including the $29.0 million of restructuring and other costs recorded in the second quarter of 1998. Without these costs, income before income taxes increased $6.5 million, or 7.4%. The effective tax rate for operations was lowered to 35.5% in the first nine months of 1999 compared to 36.7% in the first nine months of 1998 reflecting the benefits of tax planning activities. Net income increased $24.2 million including the after tax impact of $18.9 million for restructuring and other costs. Without these costs, net income increased $5.3 million, or 9.5% in the first nine months of 1999 compared to 1998 due to higher sales, lower expenses as a percentage of sales, favorable currency fluctuations, and a lower provision for income taxes offset somewhat by a lower gross profit percentage in the first nine months of 1999.

Basic and diluted earnings per common share were $1.16 in 1999 compared to $.69 per share in the first nine months of 1998. Earnings per share for the first nine months of 1998 included $.35 for restructuring and other costs. Without these costs, basic and diluted earnings per common share increased from $1.04 in 1998 to $1.16 in 1999 or 11.5%.

LIQUIDITY AND CAPITAL RESOURCES

Investing activities for the nine months ended September 30, 1999 include capital expenditures of $20.6 million.

The Company's current ratio was 1.7 with working capital of $136.7 million at September 30, 1999. This compares with a current ratio of 1.7 and working capital of $128.1 million at December 31, 1998.

The Company expects to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan Facility. During the third quarter, the Company secured a $200 million Commercial Paper Facility. This facility was initially used to pay down existing bank debt and going forward will help to minimize the Company's overall cost of capital. At September 30, 1999, the Company had secured $50 million from this facility.

For the nine months ended September 30, 1999, cash flows from operating activities were $74.6 million which included $12.3 million of negative cash flows associated with the two restructurings recorded in 1998, compared to $50.6 million for the nine months ended September 30, 1998.
Without the negative cash flows related to these restructurings, cash flows from operating activities during 1999 were $86.9 million. The increase of

$24.0 million results primarily from increased earnings, decreases in inventory and increases in income taxes payable offset by decreases in accrued liabilities.

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

The identification, planning, and development phases of the Year 2000 project have been completed. The Company has been in the process of implementing and testing the information system upgrades worldwide, with work being substantially complete. To date, the Company has spent approximately $17.5 million for the IT project. An additional $.7 million of spending is anticipated for the remainder of the information system's upgrade. These costs encompass the total upgrade of the Company's manufacturing, distribution and financial reporting systems. The Company has not deferred other IT projects due to its Year 2000 initiative, but rather, the Year 2000 initiative has been part of the upgrade of its current IT system. Possible Year 2000 issues that are not covered by the IT upgrade are being addressed separately and may require software replacement, reprogramming or other remedial action. The Company has been engaged in a program and an audit review process to identify affected systems and applications and to develop a plan to correct any issues in the most effective manner. Based on this audit review, the Company does not expect to see any significant changes in these systems and applications. The Company is in the process of formulating contingency plans to the extent necessary in fiscal 1999.

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

                              Project Costs          Anticipated
                                 To Date             Future Costs
                              -------------          ------------
                                          (in thousands)
Capital Expenditures            $  9,292               $    453
Expenses                           8,243                    214
                                --------               --------
Total                           $ 17,535               $    667
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

      In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Two follow on private class action suits on behalf of dentists and laboratories, respectively, who purchased Trubyte teeth were filed and are pending in the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. A third follow on private class action suit was filed on September 8, 1999 in the Supreme Court of the State of New York, County of New York on behalf of patients in seventeen (17) states who purchased artificial teeth. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


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

   (b)  Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed by the Company during the period ended September 30, 1999.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 15, 1999             /s/ John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                                    Chairman and
                              Chief Executive Officer



November 15, 1999             /s/  William R. Jellison
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