Form 10-K
period 1999-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2000-03-30
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

                                OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________

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

     As of February 29, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $1,340,150,140 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on February 29, 2000 was 52,156,355.

               DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
                                       1

                             PART I

Item 1.  Business
-----------------
General

     DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, designs, develops, manufactures and markets products in two principal categories: dental consumable and laboratory products, and dental equipment. Dental consumable and laboratory products include dental prosthetics, endodontic instruments and materials, impression materials, restorative materials, crown and bridge materials, prophylaxis paste, dental sealants, cutting instruments, dental needles, dental anesthetics, and orthodontic appliances. Dental equipment includes dental x-ray systems, intraoral cameras, computer imaging systems and related software, handpieces, ultrasonic scalers and polishers, and air abrasion systems. The Company also develops and markets practice management software for managing the dental office and software for maintaining a database of information generated in the dental operatory's clinical environment.

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

     The following trends support the Company's confidence in its industry growth outlook:

     Increasing worldwide population - Population growth continues throughout the world.

     Growth of the population 65 or older - The percentage of the U.S. and European population over the age 65 is expected to double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

     Natural teeth are being retained longer - According to the Princeton Dental Resource Center's study on Oral Health and Aging, "Individuals with natural teeth are over four times as likely to visit a dentist in a given year than those without any natural teeth remaining."

     The changing dental practice in the United States - Dentistry in North America has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry. DENTSPLY's product lines are well positioned to provide the new sophisticated solutions that these advanced procedures require.

     Continuing European governmental support - Europe continues to be a significant dental market. In addition, European governments are changing dental behaviors by increasing dental reimbursement levels for preventive care.

     Per capita and discretionary incomes are increasing in emerging nations - As personal incomes continue to rise in the emerging nations of the Pacific Rim and Latin America, healthcare including dental services are a growing priority.

Products

     DENTSPLY's two principal dental product lines are consumable and laboratory products, and equipment. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including CAULK(R), CAVITRON(R), CERAMCO(R), DENTSPLY(R), DETREY(R), GENDEX(R), MIDWEST(R), R&R(R), RINN(R), TRUBYTE(R), MAILLEFER(R), PROFILE(R), THERMAFIL(R), ACUCAM(R), SANI-TIP(R), OVATION(R), ANTAEOS(R), BEUTELROCK(R) and ZIPPERER(R). Sales of the Company's professional dental products accounted for approximately 95% of DENTSPLY's consolidated sales for 1999, 1998 and 1997, respectively.

     Consumable and Laboratory Products. Consumable and laboratory products consist of dental sundries used in dental offices in the treatment of patients and in dental laboratories in the preparation of dental appliances, such as crowns and bridges. The Company manufactures thousands of different consumable and laboratory products marketed under more than 120 brand names. Consumable and laboratory products include:

          Resin-Based and Porcelain Artificial Teeth: Artificial teeth replace natural teeth lost through deterioration, disease or injury. The Company's artificial teeth are marketed under the TRUBYTE(R) and PORTRAIT(R) IPN(R) brand names, among others, and are produced by the Company in York, Pennsylvania, Brazil and China in some 15,000 combinations of shapes, sizes and shades.

         Impression Materials: Impression materials are used to make molds of teeth for fitting crowns, bridges and dentures. DENTSPLY's JELTRATE(R), BLUEPRINT(TM), REPROSIL(R) and AQUASIL LV Smart Wetting(TM) Impression Material are designed to increase the rate of successful impressions without retakes and to set quickly to minimize patient discomfort.

          Restorative Materials: Restorative materials are used in sealing, lining and filling excavated tooth cavities and repairing broken or damaged teeth, and include amalgams, bonding agents, light-cured composites and glass ionomer filling materials for more aesthetic restorations.
     DENTSPLY'S SUREFIL(TM) High Density Composite Restorative is condensable, just like amalgam and offers true amalgam-like packability with the aesthetics of a composite or tooth-colored filling material. These features, combined with fluoride release, assure both the dentist and patient of strong, long lasting and esthetically pleasing posterior restorations. In addition, its wear rates are equal to or less than an amalgam restoration. The Company's DYRACT(R) AP is a patented, single component restorative material featuring simplicity in delivery combined with excellence in restorative results. Formulated with a resin mix, it delivers the compressive strength of a hybrid composite. Due to its wear resistance and strength, DYRACT(R) AP is indicated for all classes of cavities. DYRACT(R) Flow is an easy handling flowable compomer restorative with excellent adaption to tooth structures; sustained, rechargeable fluoride release; ideal flow consistency for air abrasion procedures; and availability in seven popular shades. PRIME & BOND(R) NT is a true one coat liquid adhesive system offering the dentist reduced procedure time coupled with excellent physical properties. DENTSPLY also markets a number of other brand name lines of restorative amalgams; and DELTON(R) and DELTON(R) PLUS (with fluoride release) brand dental sealants.

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

          Endodontic Instruments and Materials: These products are used in root canal treatment of severely damaged or decayed teeth. Through its Maillefer, DENTSPLY Endodontics and VDW subsidiaries, the Company has an extensive endodontic product offering including broaches, files, and other endodontic materials and instruments. The Company's PROFILE(R) SERIES 29(R) line of endodontic files offer a standard 29 percent increase between the tip diameters of each size instrument for a smooth, progressive enlargement from one file to the next. PROFILE(R) .04 TAPERS(R) feature non-standard tapers constructed from super-flexible nickel titanium for use in a controlled, slow-speed, high-torque rotary dental handpiece. PROFILE(R) GT Rotary Engine Driven Nickel Titanium Endodontic Files are specifically designed with unparalleled strength and flexibility to simplify root canal operations, by giving dentists an automated method to achieve the clinically necessary root canal funnel shape. They are used in conjunction with PROFILE(R) .04 TAPERS(R) to efficiently create a predefined taper. THERMASYSTEM(R) PLUS includes THERMASEAL(R) PLUS, a patented root canal filling material which is fast, effective and tissue-friendly and the THERMAPREP(R) PLUS Oven which cuts required heating time for plastic THERMAFIL(R) PLUS Obturators from up to seven minutes to as little as seventeen seconds. THERMASYSTEM(R) PLUS provides a three dimensional root canal fill in a fraction of the time it takes for traditional lateral condensation procedures. Pro Root MTA(TM) is a root repair material that uses water-based chemistry which allows for normal setting in the presence of moisture. It out-performs other material in providing a stable barrier to bacterial and fluid leakage. Pro
     Root MTA(TM) is unlike any other root canal repair material, in that in many cases where a tooth was previously considered a lost cause, it may now be saved. GLYDE FILE PREP(TM) is a new root canal therapy gel used to facilitate the cleaning and shaping of the root canal. Used as a lubricant and irrigating agent, it lifts debris coronally while it cleans and lubricates.

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

          Other Consumable Products: Other products produced by the Company for use in dental offices include NUPRO(R) prophylaxis paste that is used in cleaning and polishing teeth along with many others.

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

          Ultrasonic Scalers and Polishers: DENTSPLY manufactures and distributes the CAVITRON(R) SPS(TM) Ultrasonic Scaler (which uses ultrasonic waves to remove hardened tooth calculus which results from the interaction of plaque, saliva and food particles). SPS(TM) stands for Sustained Performance System, a patented technology which acts much like an automobile's cruise control that measures tip motion and compensates for reduction in tip motion once the insert tip contacts the tooth surface. By doing this, SPS(TM) provides more power for improved scaling efficiency and permits the dentist to set the power control at a lower level, providing a more comfortable scaling procedure for the patient.

             Dental X-Ray Systems: The Company also offers a full line of dental x-ray equipment for intraoral, panoramic and cephalometric procedures. Intraoral films provide a view of a particular area of tooth and jaw structure. Panoramic x-rays utilize a moving x-ray tube and provide an image of the entire oral cavity, an image that is particularly valuable to oral surgeons and orthodontists. The ORTHORALIX(R) 9000 panoramic x-ray system comes with a mechanical drive and advanced microprocessor control which minimizes spinal shadow for sharp detail throughout the x-ray film. The DENOPTIX(R) Digital Imaging System is a patented, digital x-ray imaging product compatible with the installed base of both intraoral and panoramic units. This system uses storage phosphor imaging technology to create digital x-ray images on imaging plates.
     These imaging plates are thin and flexible and are available in every intraoral and panoramic size. They are reusable, do not require chemical processing like conventional film, and allow the dentist to reduce the amount of radiation to the patient by as much as 90%. When placed in a laser scanner, the information on the imaging plate is converted to a digital image via a computer. The DENOPTIX(R) Ceph System is designed to produce superior digital images for cephalometric, panoramic and intraoral x-ray systems. It will especially benefit orthodontists and oral surgeons in planning their treatment.

          X-Ray Support Equipment:  Under the RINN(R) brand name,
     DENTSPLY manufactures and distributes x-ray film mounts, film holders and related equipment and accessories.

     The Company offers SOFTDENT(R) practice management software through its InfoSoft division. This fully integrated software is used in managing both the dental "front" office as well as in maintaining a data base of information generated in the operatory's clinical environment. SOFTDENT(R) is used in more than 12,000 dental offices throughout the United States. The InfoSoft division is also one of the leading processors of electronic dental insurance claims in the United States. InfoSoft also provides statement preparation and mailing at a substantial savings over what dentists can do on their own.

Markets, Sales and Distribution

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

     DENTSPLY is enhancing its position as the brand leader in most of the categories in which it competes through an end user pull through marketing approach. The Company has nearly 900 experienced, technically trained sales personnel representing it globally. The Company conducts extensive distributor and end-user marketing programs. DENTSPLY trains laboratory technicians and dentists in the proper use of its products and introduces them to the latest technological developments at its Educational Centers located in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders.

     DENTSPLY distributes its dental products primarily through approximately 350 domestic and over 2,500 foreign distributors, dealers and importers. While the overwhelming majority of DENTSPLY's products are distributed through dental distributors and dealers, certain highly technical products such as the Company's CERAMCO(R) line of crown and bridge porcelain products, DENTSPLY Endodontics' instruments and materials, GAC's orthodontic appliances and CeraMed's bone substitute/grafting materials are sold directly to the dental laboratory or dentist.

     The Company operates in one operating segment within the meaning of SFAS
131. See Note 4 of the Notes to the Company's Consolidated Financial Statements - "Segment and Geographic Information".

Product Development

     Technological innovation is critical to strengthening the Company's prominent position in worldwide dental markets. DENTSPLY spends more on research and development and has brought more innovative products to the dental office and dental laboratory than any other manufacturer in its industry. While many of these innovations represent sequential improvements of existing products, DENTSPLY also continues to successfully launch products that represent a fundamental change. Its research centers in Europe and North America employ approximately 200 scientists/Ph.D.'s, engineers and technicians dedicated to research and product development.


     Successful product development is critical to DENTSPLY's efforts to maintain leadership positions in product categories where it has a high market share and to increase market share in product categories where gains are realistic. During 1999, 1998 and 1997, approximately $18.5 million, $18.2 million and $16.8 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products. Approximately 20 new products were successfully brought to market during 1999, in line with the Company's annual five-year average of 20 new products. Some of these included:

     PepGen P-15(TM) - The Company announced the FDA approval, on October 26, 1999 of PepGen P-15(TM) for the treatment of osseous or "bony" defects resulting from moderate to severe periodontitis - one of the most prevalent oral diseases affecting older adults and a leading cause of tooth loss. PepGen P-15(TM) is the first and only bioengineered bone replacement graft material that has demonstrated, in multi-center clinical trials, to be 40% more effective than the current standard of care, demineralized freeze-dried bone allograft (DFDBA). In these same clinical trials, the need for retreatment in patients treated with PepGen P-15(TM) was 14% compared with 57% in those treated with DFDBA. DENTSPLY will use its considerable resources to maximize the potential which this exciting technology offers.

     Torque Control Motors - The new Torque Control Motors allow the user to adjust the amount of torque to the size of file being used during endodontic procedures. When the pre-set limit is in danger of being exceeded, the motor automatically stops and reverses the action of the file. The result is a reduction in the possibility of file separation due to torsional stress.

     Esthet X(TM) - New Esthet X(TM) micro matrix restorative delivers the exceptional polish of a microfill with the resin matrix of an advanced hybrid. Esthet X(TM) restorative's unique "Tri-
     Dimensional" combination of Opaque Dentin, Regular Body and
     Translucent Enamel shades allows the clinician to truly create a restoration as close as possible to natural dentition. Esthet X(TM) restorative is the most complete esthetic restorative system available today, with the optimal combination of high polish, non-sticky "sculptable" handling, and superior physical properties.

     Midwest(R) XGT(TM) handpiece - This exciting new handpiece features:
       - A push-button chuck for quick, easy bur changing
       - Advanced fiber optics illumination using Fusion Optics(TM)
       - Exclusive ComforTouch(TM) design for better balance, greater comfort and less hand fatigue
       - Maximum flexibility in hose connections, accommodating all 5-hole and 6-pin hoses
       - Anti-retraction valve virtually eliminates flow of contaminated water back into the handpiece
       - A couple-based swivel and quick-connect provides 360 degree rotation and easy on/off handpiece connection

     Cavitron(R) Select(TM) - Once again Cavitron(R) sets a new standard for ultrasonic scaling with the Cavitron(R) Select(TM) - the first portable Cavitron(R) unit with a self-contained water reservoir.
     With the compact 25kHz Cavitron(R) Select(TM), there is no longer a need to depend upon a dedicated water line, so scaling can be done virtually anywhere there's a power source. What's most amazing about this product is that it is so easy to use.

     Delton(R) Sealants - The Preventive Care Division, the leader in pit and fissure sealants, introduced 7 new products. The biggest addition to the line is the DDS(TM) Brush Tip cartridge.
     This brush cartridge will work in the current Delton(R) DDS(TM) system. The brush tip allows easier and more precise application of the sealant on the tooth surface. Delton(R) FS+(TM) is another new product line that Preventive Care Division is offering. It is a 55% filled flowable sealant with fluoride. Another Delton(R) innovation is the new syringe brush tip. This product is ideal for use with application of etch. Other new products now available include Delton(R) EZ Etch(TM), Delton(R) Brush Stixx(TM) and the DDS(TM) Autoclavable applicator.

Operating and Technical Expertise

     DENTSPLY believes that its manufacturing capabilities are important to its success. The Company continues to automate its global manufacturing operations in order to remain a low cost producer.

     The manufacture of the Company's products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company's products.

     DENTSPLY has completed or has in progress a number of key initiatives around the world that are focused on helping the Company reach its 20% operating margin objective.

1. The Company has begun a project in Europe to centralize its warehousing and distribution. A similar project will also begin soon in North America. These projects are focused on minimizing both inventory levels and multiple shipments. They will also help improve product forecasting and service to our customers.

2. The Company's two restructuring projects (moving its tooth manufacturing from Germany to Brazil, which has a lower cost structure, and discontinuing the majority of activities of the New Image division's intraoral camera operation and integrating the remaining activities into the Gendex equipment division located in Chicago) were both completed on schedule in 1999 and should begin to positively affect operating performance in 2000.

3. The Company continues to focus on improving its manufacturing processes at several of its manufacturing locations, providing improved flexibility. This will allow them to continue to reduce inventories and improve response times to changes in customer demand.

4. DENTSPLY has also completed the first phase of a shared service initiative which focuses on the consolidation and centralization of back office support functions. This program began in the first quarter of 1999 in Financial Accounting and should be completed in North America in 2000.

5. DENTSPLY is making significant improvements in Information Technology as well. A new manufacturing and financial accounting system was implemented in 1999 and provides the Company with common software systems for nearly all of its locations around the world.

Foreign Operations

     The Company conducts its business in over 100 foreign countries, principally through its foreign subsidiaries which operate 44 foreign facilities (including 12 manufacturing operations). DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland and England. The Company also has a significant market presence in Central and South America, Australia, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea and Japan. DENTSPLY has established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union. In 1996, a wholly-owned subsidiary, including a manufacturing facility, was established in the People's Republic of China. Manufacturing operations in India also commenced in 1996. During 1998, wholly owned subsidiaries were established in Taiwan, Korea, Colombia and Chile.

     For 1999, 1998 and 1997, the Company's sales outside the United States, including export sales, accounted for approximately 45%, 46% and 48%, respectively, of consolidated net sales. For information about the Company's United States and foreign sales and assets for 1998, 1997 and 1996, see Note 4 of the Notes to the Company's Consolidated Financial Statements - "Segment and Geographic Information".

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

Trademarks and Patents

     The Company's trademark properties are important and contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products, and carefully monitors trademark use worldwide. DENTSPLY owns and maintains approximately one thousand domestic and foreign patents. The Company believes its patents are important to its business, although no aspect of its business is materially dependent on any particular patent.

Employees

     As of March 15, 2000, the Company and its subsidiaries had approximately 5,700 employees, of whom approximately 2,925 were engaged in manufacturing operations, approximately 1,985 were engaged in sales and distribution, approximately 580 were engaged in finance and administration, and approximately 210 were engaged in research and product development activities. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2004; and hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on May 31, 2000. The Company believes that its relationship with its employees is good.


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

Acquisitions
------------

     The Company's growth in recent years has depended to some extent on acquisitions. The Company completed twelve acquisitions in 1997 and 1998, the largest of which were GAC, Inc. and Vereinigte Dentalwerke GmbH. There can be no assurance that the Company will be able to continue to identify and complete acquisitions which will add materially to the Company's revenues. Among the risks that could affect the Company's ability to complete such acquisitions are competition for appropriate acquisition candidates and the relatively small size of many such candidates. Moreover, there can be no assurance that the Company will successfully integrate into its operations the businesses that it acquires or that any such integration will not take longer and cost more than anticipated.

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

Year 2000
---------

     The changeover to the year 2000 ("Y2K") has resulted in no significant issues or problems for the Company. Worldwide operations continued without interruption as the Company's information systems, equipment and utility providers functioned as normal throughout the transition. In addition, to date, the Company has not been adversely impacted by any Y2K problems experienced by its customers or vendors. Although the Company has not experienced any Y2K problems, it is continuing to monitor potential areas of risk.

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

Item 2.  Properties
-------------------
     As of March 15, 2000, DENTSPLY maintains manufacturing facilities at the following locations:
                                                          Leased
Location                       Function                  or Owned
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

Ballaigues,            Manufacture and distribution of     Owned
 Switzerland           plastic components and packaging
                       material

Le Creux,              Manufacture and distribution of     Owned
 Switzerland           endodontic instruments

New Delhi, India         Manufacture and distribution of   Leased
                       dental products

Tianjin, China         Manufacture and distribution of     Leased
                       dental products

     In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at six other United States locations and at 25 international locations in 18 foreign countries. Of the 31 United States and international sites used exclusively for sales and distribution, two are owned by the Company and the remaining 29 are leased. The Company also maintains sales offices in various countries throughout the world.

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

    In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and is seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and are pending in the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The private party suits seek damages in an unspecified amount. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     Not applicable.
                                    19

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 15, 2000.



      Name           Age                Position
      ----           ---                --------
John C. Miles II      58      Chairman of the Board and Chief
                              Executive Officer
Gerald K. Kunkle Jr.  53      President and Chief Operating Officer
William R. Jellison   42      Senior Vice President and Chief
                              Financial Officer
J. Henrik Roos        42      Senior Vice President
W. William Weston     52      Senior Vice President
Thomas L. Whiting     57      Senior Vice President
Brian M. Addison      46      Vice President, Secretary and
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

     J. Henrik Roos was named Senior Vice President of the following profit centers effective June 1, 1999: Ceramco, CeraMed, Dentsply Argentina, Dentsply Brazil, Dentsply Canada, Dentsply Herpo, Dentsply Mexico, DeTech, Latin American Export, Preventive Care, Ransom & Randolph and Trubyte. Prior to his Senior Vice President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

     W. William Weston was named Senior Vice President of the following profit centers effective January 1, 1999: DeDent, Dentsply Asia, Dentsply Australia, Dentsply France, Dentsply Italy, Dentsply Japan, Dentsply Russia, Dentsply United Kingdom, L.D. Caulk, Middle East/Africa, SIMFRA and SPAD. Prior to his Senior Vice President appointment, Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

     Thomas L. Whiting was named Senior Vice President of the following profit centers effective January 1, 1999: GAC, Gendex, Gendex Germany, Gendex Italy, InfoSoft, Maillefer, Midwest, MPL, Rinn, Tulsa Dental Products, United Dental Manufacturing (UDM), and Vereinigte Dentalwerke (VDW). Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

     Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. From August 1994 to December 1994 he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick. Prior to that he was Senior Counsel at Hershey Foods Corporation.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters
-------

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

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part IV of this Annual Report on Form 10-K is incorporated herein by reference in response to this Item 7.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

     The table below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, primarily in the United States, and movements in foreign currency exchange rates. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

                                 Expected Maturity Dates          December 31, 1999
                           -----------------------------------   -------------------
                                                       There-    Carrying     Fair
                            2000     2002     2003     after      Value       Value
                           ------   ------   ------   --------   --------    -------
                                              (dollars in thousands)
Foreign Exchange Forward
 Contracts:
Forward sale German mark   $6,399  $   -   $    -     $    -     $  6,399   $  6,472
Forward sale French franc   3,926      -        -          -        3,926      3,843
Forward purchase British
 pound                         67      -        -          -           67         66
Forward purchase Colombian
 peso                         161      -        -          -          161        153

Short Term Debt:
US dollar denominated       2,000      -        -          -        2,000      2,000
  Average interest rate      6.5%
British pound denominated   1,078      -        -          -        1,078      1,078
  Average interest rate      6.8%
Japanese yen denominated    2,420      -        -          -        2,420      2,420
  Average interest rate      1.6%
Hong Kong dollar
 denominated                4,174      -        -          -        4,174      4,174
  Average interest rate      8.6%
German mark denominated     6,460      -        -          -        6,460      6,460
  Average interest rate      3.9%
Italian lira denominated    1,158      -        -          -        1,158      1,158
  Average interest rate      5.8%

Long Term Debt:
US dollar denominated         -    116,000      -          -      116,000    116,000
  Average interest rate               7.4%
British pound denominated     -     10,008      -          -       10,008     10,008
  Average interest rate               6.2%
Swiss franc denominated       -     11,481      -          -       11,481     11,481
  Average interest rate               2.1%
Australian dollar
 denominated                  -      3,922      -          -        3,922      3,922
  Average interest rate               5.3%
Italian lira denominated      -      1,659      -          -        1,659      1,659
  Average interest rate               3.8%
Thai bhat denominated         -      1,277      -          -        1,277      1,277
  Average interest rate               6.0%

Interest rate swaps           -     40,000   20,000     20,000        -        2,670
  Average interest rates              5.5%     5.8%       5.8%

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

     Previously reported.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the subcaptions "Compensation of Directors", "Human Resources Committee Interlocks and Insider Participation" and "Human Resources Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference to this Item 13.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K
--------
                                                       Sequential
     (a)  Documents filed as part of this Report        Page No.
          --------------------------------------       ----------

          1.  Supplemental Stock Information               32

          2.  Selected Financial Data                      33

          3.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   34

          4.  Financial Statements and Supplementary
              Data
              --------------------------------------
              The following consolidated financial
              statements of the Company are filed as
              part of this Annual Report on Form 10-K:

              Management's Financial Responsibility        40

              Independent Auditors' Report of
              KPMG LLP                                     41

              Consolidated Statements of Income
              for the years ended December 31,
              1999, 1998 and 1997                          42

              Consolidated Balance Sheets as of
              December 31, 1999 and 1998                   43

              Consolidated Statements of
              Stockholders' Equity for the years
              ended December 31, 1999, 1998 and
              1997                                         44

              Consolidated Statements of Cash
              Flows for the years ended
              December 31, 1999, 1998 and 1997             47

              Notes to Consolidated Financial
              Statements                                   51

                                                       Sequential
          5.  Financial Statement Schedules             Page No.
              -----------------------------            ----------
              The following financial statement
              schedule is filed as part of this
              Annual Report on Form 10-K:

              Schedule II - Valuation and qualifying       72
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

                Exhibit
                Number                     Description
                -------                    -----------
                   3.1       Restated Certificate of Incorporation (1)
                   3.2       By-Laws, as amended
                   4.1  (a)  364-Day and 5-Year Competitive Advance,
                             Revolving Credit and Guaranty Agreements dated as of October 23, 1997 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V. as Documentation Agent. (11)
                        (b)  Amendment to the 364-Day Competitive
                             Advance, Revolving Credit and Guaranty
                             Agreement dated as of October 21, 1999
                             among the Company, the guarantors named
                             therein, the banks named therein, the
                             Chase Manhattan Bank as Administrative
                             Agent, and ABN Amro Bank, N.V. as
                             Documentation Agent
                   4.2  (a)  Commercial Paper Issuing and Paying
                             Agency Agreement dated as of August 12,
                             1999 between the Company and the Chase
                             Manhattan Bank
                        (b)  Commercial Paper Dealer Agreement dated
                             as of August 12, 1999 between the Company and Goldman, Sachs & Co.

                  10.1       1992 Stock Option Plan adopted May 26,
                             1992 (4)
                  10.2       1993 Stock Option Plan (2)
                  10.3       1998 Stock Option Plan (1)
                  10.4 Nonstatutory Stock Option Agreement between the Company and Burton C.
                             Borgelt (3)
                  10.5  (a)  Employee Stock Ownership Plan as amended
                             effective as of December 1, 1982,
                             restated as of January 1, 1991 (7)
                        (b)  Second amendment to the DENTSPLY
                             Employee Stock Ownership Plan (10)
                        (c)  Third Amendment to the DENTSPLY
                             Employee Stock Ownership Plan (12)
                  10.6  (a)  Retainer Agreement dated December 29,
                             1992 between the Company and State Street
                             Bank and Trust Company ("State Street")
                             (5)
                        (b)  Trust Agreement between the Company and
                             State Street Bank and Trust Company dated as of August 11, 1993 (6)
                        (c) Amendment to Trust Agreement between the Company and State Street Bank and Trust Company effective August 11, 1993 (6)
                  10.7 Employment Agreement dated January 1, 1996 between the Company and Burton C. Borgelt (9)*
                  10.8  (a)  Employment Agreement dated as of
                             December 31, 1987 between the Company
                             and John C. Miles II (5)*
                        (b) Amendment to Employment Agreement between the Company and John C. Miles II dated February 16, 1996, effective January 1, 1996 (9)*
                  10.9 Employment Agreement dated as of December 31, 1987, as amended as of February 8, 1990, between the Company and Leslie A. Jones (5)*
                  10.10 Employment Agreement dated as of December 10, 1992 between the Company and Michael
                             R. Crane (5)*
                  10.11 Employment Agreement dated as of December 10, 1992 between the Company and Edward
                             D. Yates (5)*
                  10.12 Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
                  10.13 Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*

                  10.14      Employment Agreement dated October 11,
                             1996 between the Company and Gerald K.
                             Kunkle Jr. (10)*
                  10.15      Employment Agreement dated April 20,
                             1998 between the Company and William R.
                             Jellison  (12)*
                  10.16      Employment Agreement dated September 10,
                             1998 between the Company and Brian M.
                             Addison (12)*
                  10.17      Employment Agreement dated June 1, 1999
                             between the Company and J. Henrik Roos *
                  10.18      Midwest Dental Products Corporation
                             Pension Plan as amended and restated
                             effective January 1, 1989 (7)*
                  10.19      Revised Ransom & Randolph Pension Plan,
                             as amended effective as of September 1,
                             1985, restated as of January 1, 1989 (7)*
                  10.20      DENTSPLY International Inc. Directors'
                             Deferred Compensation Plan effective
                             January 1, 1997 (10)*
                  10.21 (a)  Asset Purchase and Sale Agreement, dated
                             January 10, 1996, between Tulsa Dental
                             Products, L.L.C. and DENTSPLY
                             International Inc. (8)
                        (b)  Amendment to Asset Purchase and Sale
                             Agreement between Tulsa Dental Products,
                             L.L.C. and DENTSPLY, dated January 1,
                             1999
                  10.22      Supplemental Executive Retirement Plan
                             effective January 1, 1999 (12)*
                  10.23      Written Description of Year 1999
                             Incentive Compensation Plan
                  21.1       Subsidiaries of the Company
                  23.1       Consent of KPMG LLP
                  27         Financial Data Schedule
-------------------

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

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-16211.

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

(2) Agreement dated December 19, 1997 between Midland Bank PLC and Dentsply Limited for $2,500,000.

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

7) Unsecured Note dated June 26, 1998 between the Company and Harris Trust and Savings Bank in the principal amount of $500,000.

     (b)    Reports on Form 8-K
          -------------------
               The Company did not file any Reports on Form 8-K
          during the quarter ended December 31, 1999.
                                  * * * * * *

Supplemental Stock Information
------------------------------

     The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth high and low sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market (after giving effect to the two-for-one stock split effective on October 29, 1997):

                        Market Range of Common Stock        Cash
                        ----------------------------      Dividend
1999                        High         Low              Declared
----                      --------     --------           --------
First Quarter              $27.50       $21.44             $.05625
Second Quarter              29.13        21.31              .05625
Third Quarter               29.31        20.50              .05625
Fourth Quarter              24.75        20.94              .06250

1998
----
First Quarter              $35.25       $26.25             $.05125
Second Quarter              34.75        23.25              .05125
Third Quarter               26.75        21.25              .05125
Fourth Quarter              28.00        20.00              .05625

1997
----
First Quarter              $27.50       $23.38             $.04625
Second Quarter              26.19        22.31              .04625
Third Quarter               28.94        24.31              .05125
Fourth Quarter              31.75        26.13              .05125




     The Company estimates, based on information supplied by its transfer agent, that there are approximately 20,152 holders of common stock, including 514 holders of record.

                            DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
                                         SELECTED FINANCIAL DATA
                                                                    Year Ended December 31,
                                                 -----------------------------------------------------------
                                                   1999        1998          1997         1996        1995
                                                 --------    --------      --------     --------    --------
Statement of Income Data:                              (dollars in thousands, except per share amounts)
 Net sales                                       $830,864    $795,122      $720,760     $656,557    $572,028
 Gross profit                                     431,977     416,423       368,726      324,670     280,852
 Restructuring and other costs                        ---      71,500           ---          ---         ---
 Operating income                                 149,617      69,852       132,456      119,464     100,735
 Income before income taxes                       138,019      55,101       122,006      110,960      90,017
 Net income                                      $ 89,863    $ 34,825(1)   $ 74,554     $ 67,222    $ 53,963(1)


Earnings per Common Share:
 Net income-basic                                $   1.70    $    .65(1)   $   1.38     $   1.25    $   1.00(1)
 Net income-diluted                                  1.70         .65(1)       1.37         1.25         .99(1)
 Cash dividends declared per common share          .23125         .21          .195          .17        .154
Weighted Average Common Shares Outstanding:
 Basic                                             52,754      53,330        53,937       53,840      54,024
 Diluted                                           52,911      53,597        54,229       53,994      54,255
Balance Sheet Data:
 Working capital                                 $138,448    $128,076      $107,678     $113,547    $122,706
 Total assets                                     859,588     895,322       774,376      667,662     582,383
 Total debt                                       165,467     233,761       129,510      101,820      76,291
 Stockholders' equity                             468,872     413,801       423,933      365,590     315,922
 Return on average stockholders' equity             20.4%       19.2%(2)      18.9%        19.9%       17.9%
 Long-term debt to total capitalization             23.7%       34.4%         19.9%        17.0%       17.9%
Other Data:
 Depreciation and amortization                   $ 39,624    $ 37,474      $ 32,405     $ 28,108    $ 21,488
 Capital expenditures                              33,386      31,430        27,660       20,804      17,421
 Interest expense, net                             14,640      14,168        11,006       10,071       7,879
 Property, plant and equipment, net               180,536     158,998       147,130      141,458     140,101
 Goodwill and other intangibles, net              349,421     346,073       336,905      256,199     188,409
 Cash flows from operating activities             121,269(3)   93,742(3)     94,288       83,189      67,516
 Income tax rate                                    34.9%       36.8%         38.9%        39.4%       40.1%



(1) Includes restructuring and other costs of $45.4 million or $.85 per common share in 1998 and unusual or non-recurring charges of $1.8 million or $.04 per common share in 1995.
(2) Excludes income statement effect of restructuring and other costs.
(3) Includes negative cash flows associated with the two 1998 restructurings of $13.1 million in 1999 and
    $2.6 million in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the section "Factors That May Affect Future Results" in Item I, Part I of this Annual Report on Form 10-K.

Results of Operations, 1999 Compared to 1998
--------------------------------------------
     Net sales increased $35.8 million, or 4.5%, to $830.9 million, up from $795.1 million in 1998. Base business accounted for 3.5% of the sales growth in 1999 while 2.8% of the sales improvement was due to acquisitions, net of divestitures. Currency translation negatively impacted net sales by 1.8%, mainly due to the devaluation of the Brazilian Real and the strengthening of the U.S. dollar against the major European currencies. Sales in the United States grew 6.1%; 4.9% from base business and 1.2% from acquisitions. There was strong base business growth in the United States from endodontic, orthodontic and other consumable product lines. European sales decreased 1.4%; 2.1% from base business and 3.2% from currency translation offset by 3.9% growth from acquisitions. Sales for the year in Europe were negatively impacted by a soft dental market, especially in Germany, distributor consolidations in the United Kingdom, and the poor economy in the Commonwealth of Independent States (C.I.S.). There was improvement in the fourth quarter of 1999 in Europe as consumable product sell-out rates in Germany grew modestly. Equipment sales in Europe, however, remained sluggish. The economy in the Pacific Rim continued to improve, resulting in a 5.9% increase in base business sales despite $1.4 million of inventory returns from dealers in India. After excluding acquisitions and exchange, sales in Latin America grew 9.7%. Reported sales for Latin America decreased 6.8% mainly due to the devaluation of the Brazilian Real. Sales in the rest of the world were up 14.9%; 7.2% from base business, 6.1% from acquisitions and 1.6% from exchange. The increase was mainly due to increases in Canada, the Middle East and Africa.

     Gross profit increased $15.6 million, or 3.7%, to $432.0 million from $416.4 million in 1998. As a percentage of sales, gross profit decreased from 52.4% in 1998 to 52.0% in 1999. Costs associated with moving the remaining manufacturing operations for New Image and Germany's tooth manufacturing facility negatively impacted performance in the first half of 1999. In addition, purchase price accounting adjustments related to the acquisition of Vereinigte Dentalwerke GmbH (VDW) in December 1998 and a strong Japanese Yen affecting orthodontic component purchases also negatively impacted the gross profit percentage.

     Selling, general and administrative ("SG&A") expense increased $7.3 million or 2.6%. As a percentage of sales, expenses decreased from 34.6% in 1998 to 34.0% in 1999. This percentage decrease included a $3.1 million reduction in bad debt expense (due mainly to a bad debt reserve of $2.5 million in the third quarter of 1998 to cover softness in the C.I.S. and

Asian economies) and a $1.1 million benefit from the curtailment of the Dreieich Pension Plan in Germany resulting from the restructuring in 1998. These decreases were offset by an increase of $1.3 million in legal costs, net of settlements. Legal costs during 1999 increased $4.7 million primarily for litigation with the Justice Department, defense of endodontic patents and litigation related to the disposable air/water syringe tip. This increase was partially offset by a $3.4 million expense recovery from an arbitration award associated with our former implant business.

     Restructuring and other costs of $29.0 million were recorded in the second quarter of 1998 to rationalize and restructure the Company's worldwide laboratory business. In the fourth quarter of 1998, the Company took a restructuring charge of $42.5 million primarily for the write-off of intangibles, including goodwill, and closing costs associated with the discontinuance of the New Image division in Carlsbad, California.

     Net interest expense increased $.5 million during 1999 due to increased interest expense on higher debt incurred during the first half of 1999 to finance the acquisition of VDW in December 1998 and the stock repurchase program in the second half of 1998.

     Other income increased $3.6 million in 1999 including $1.6 million of lower transaction exchange losses as the U.S. dollar strengthened against the major European currencies and $1.3 million of other income related to the 1995 divestiture of the CMW business unit.

     Income before income taxes increased $82.9 million, including $71.5 million of restructuring and other costs recorded in the second and fourth quarters of 1998. Without these costs, income before income taxes increased $11.4 million, or 9.0%. The effective tax rate for operations was lowered to 34.9% in 1999 compared to 36.8% in 1998 reflecting savings from federal, state and foreign tax planning activities. Net income increased $55.0 million including the after-tax impact of $45.4 million for restructuring and other costs. Without these costs, net income increased $9.6 million, or 12.0% in 1999 compared to 1998 due to higher sales, lower expenses as a percentage of sales, higher other income, and a lower provision for income taxes offset somewhat by a lower gross profit percentage in 1999.

     Basic and diluted earnings per common share were $1.70 in 1999 compared to $.65 per share in 1998. Earnings per common share in 1998 included $.85 for restructuring and other costs. Without these costs, basic and diluted earnings per common share increased from $1.50 in 1998 to $1.70 in 1999 or 13.3%.

Results of Operations, 1998 Compared to 1997
--------------------------------------------
     Net sales increased $74.4 million, or 10.3%, from $720.8 million in 1997 to $795.1 million in 1998. Acquisitions, net of divestitures, accounted for 7.0% of the sales growth for the year. Base business sales were up 4.3% due to sales increases of 7.7% in the United States and 2.1% in Europe, offset by a decline of 6.5% in the Pacific Rim and Latin America. The European base business sales increase included a decline in sales to the C.I.S. and a decline in the German laboratory business sales. Sales in the Pacific Rim and Latin America were adversely impacted by the downturn in the Asian and Latin American economies and the termination of distributors in Taiwan,

Korea, Colombia and Chile which were replaced by newly established local DENTSPLY subsidiaries in 1998. The translation impact of exchange rate fluctuations in Europe, Asia and Latin America had a negligible impact on sales in 1998. Base business sales growth in other territories (including Canada, Australia and Japan) was strong but was offset by the adverse impact of the translation effect of the strong U.S. dollar.

     Gross profit increased $47.7 million, or 12.9%, due primarily to higher net sales and an increase in the gross profit percentage in 1998. As a percentage of net sales, gross profit increased from 51.2% in 1997 to 52.4% in 1998. Favorable product and geographical mix, operational improvements and discontinuing the implant product line all contributed to the improved percentage.

     SG&A expenses increased $38.8 million, or 16.4%. As a percentage of sales, expenses increased from 32.8% in 1997 to 34.6% in 1998. The main reasons for the percentage increase were: a higher expense to sales ratio for businesses acquired during 1998; higher expenses for upgrading information systems in the United States, Europe and Asia; bad debt provisions, principally for customers in the C.I.S. and Asia; costs associated with establishing new local DENTSPLY subsidiaries in countries where third party distributors have been terminated; and increased research and development expenses.

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

     Net income decreased $39.7 million due to the after-tax cost of $45.4 million for restructuring and other costs. Without these costs, net income increased $5.7 million, or 7.6%, in 1998 due to higher sales, an improvement in the gross profit percentage and a lower effective tax rate for the Company in 1998.

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

Liquidity and Capital Resources
-------------------------------
    Investment activities for 1999 included capital expenditures of $33.4 million. No acquisitions were completed in 1999.

     During 1999, the Company repurchased .2 million shares of its common stock for $3.9 million. In December 1999, the Board of Directors authorized the repurchase of up to 1.0 million additional shares of common stock on the open market or in negotiated transactions in 2000. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

     At December 31, 1999, the Company's current ratio was 1.8 with working capital of $138.4 million. This compares with a current ratio of 1.7 and working capital of $128.1 million at December 31, 1998.

     Under its revolving credit agreements, the Company is able to borrow up to $175 million on an unsecured basis through October 2002 and $125 million through October 2000. The $175 million facility may be extended, subject to certain conditions, until October 2004. The $125 million 364-day facility terminates in October 2000, but contains a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days. The revolving credit agreements are unsecured and contain various financial and other covenants.

     Under its bank multi-currency revolving credit agreement, the Company is able to borrow up to $25 million for foreign working capital purposes on an unsecured basis through October 2000. The multi-currency facility contains a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days.

     The Company established a $200 million commercial paper facility in September 1999. The rating agencies have assigned a rating of A-2/P-2 to the Company's unsecured commercial paper facility. The revolving credit facilities serve as back up to this commercial paper facility. No additional credit has been extended.
     The Company had unused lines of credit of $259.6 million at December 31, 1999.

     The Company expects, on an ongoing basis, to be able to finance its cash requirements, including capital expenditures, stock repurchases, debt service and acquisitions from funds generated from operations and amounts available under the Revolving Credit Agreements.

     Cash flows from operating activities were $121.3 million in 1999, which includes approximately $13.1 million of negative cash flows associated with the two restructurings recorded in 1998, compared to $93.7 million in 1998. The increase of $27.6 million was due primarily to increased earnings, decreases in inventory, receivables and deferred income taxes offset by decreases in accrued liabilities.

Derivative Instruments and Hedging Activities
---------------------------------------------
     Statement of Financial Accounting Standards No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board (FASB) in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction.

     This statement was originally required to be adopted effective January 1, 2000. However, in June 1999 FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date to January 1, 2001. The Company has not yet determined the effect of adopting FASB 133.

Year 2000
---------
     The changeover to the year 2000 ("Y2K") has resulted in no significant issues or problems for the Company. Worldwide operations continued without interruption as the Company's information systems, equipment and utility providers functioned as normal throughout the transition. In addition, to date, the Company has not been adversely impacted by any Y2K problems experienced by its customers or vendors. Although the Company has not experienced any Y2K problems, it is continuing to monitor potential areas of risk.

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

     The financial statements have been audited by our independent auditors, KPMG LLP, whose unqualified report is presented below. The independent auditors perform audits of the financial statements in accordance with generally accepted auditing standards, which include a review of the system of internal accounting controls to the extent necessary to determine the nature, timing and extent of audit procedures to be performed.

     The Audit and Information Technology Committee (Committee) of the Board of Directors, consisting solely of outside Directors, meets with the independent auditors with and without management to review and discuss the major audit findings, internal control matters and quality of financial reporting. The independent accountants also have access to the Committee to discuss auditing and financial reporting matters with or without management present.







John C. Miles II           Gerald K. Kunkle       William R. Jellison
Chairman and               President and Chief    Senior Vice President and
Chief Executive Officer    Operating Officer      Chief Financial Officer

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
DENTSPLY International Inc.


We have audited the consolidated financial statements of DENTSPLY International Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DENTSPLY International Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Philadelphia, Pennsylvania                                     KPMG LLP
January 20, 2000

                          DENTSPLY International Inc.
                               and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                            --------------------------------
                                              1999        1998        1997
                                            --------------------------------
                                       (in thousands, except per share amounts)

Net sales                                   $830,864    $795,122    $720,760
Cost of products sold                        398,887     378,699     352,034
                                            --------    --------    --------
Gross profit                                 431,977     416,423     368,726
Selling, general and administrative
 expenses                                    282,360     275,071     236,270
Restructuring and other costs                    ---      71,500         ---
                                            --------    --------    --------
Operating income                             149,617      69,852     132,456

Other income and expenses:
  Interest expense                            15,758      15,367      12,660
  Interest income                             (1,118)     (1,199)     (1,654)
  Other (income) expense, net                 (3,042)        583        (556)
                                            --------    --------    --------
Income before income taxes                   138,019      55,101     122,006

Provision for income taxes                    48,156      20,276      47,452
                                            --------    --------    --------
Net income                                  $ 89,863    $ 34,825    $ 74,554
                                            ========    ========    ========


Earnings per common share:
  Basic                                     $   1.70    $    .65    $   1.38
  Diluted                                       1.70         .65        1.37

Cash dividends declared per common share    $ .23125    $    .21    $   .195


Weighted average common shares outstanding:
  Basic                                       52,754      53,330      53,937
  Diluted                                     52,911      53,597      54,229









The accompanying Notes are an integral part of these Financial Statements.

                          DENTSPLY International Inc.
                               and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                         -------------------
                                                           1999       1998
Assets                                                   -------------------
Current assets:                                             (in thousands)
  Cash and cash equivalents                              $  7,276   $  8,690
  Accounts and notes receivable - trade, net              127,911    134,218
  Inventories                                             135,480    139,235
  Prepaid expenses and other current assets                44,001     40,309
                                                         --------   --------
    Total Current Assets                                  314,668    322,452
Property, plant and equipment                             180,536    158,998
Other noncurrent assets                                    14,963     67,799
Identifiable intangible assets, net                        80,374     80,537
Costs in excess of fair value of net assets
 acquired, net                                            269,047    265,536
                                                         --------   --------
Total Assets                                             $859,588   $895,322
                                                         ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and current portion of long-term debt    $ 20,155   $ 16,270
  Accounts payable                                         40,467     42,654
  Accrued liabilities                                      80,922     99,427
  Income taxes payable                                     34,676     36,025
                                                         --------   --------
    Total Current Liabilities                             176,220    194,376
Long-term debt                                            145,312    217,491
Other liabilities                                          46,445     48,113
Deferred income taxes                                      20,240     18,803
                                                         --------   --------
    Total Liabilities                                     388,217    478,783
                                                         --------   --------
Minority interests in consolidated subsidiaries             2,499      2,738
                                                         --------   --------
Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value; .25 million
  shares authorized; no shares issued                         ---        ---
 Common stock, $.01 par value; 100 million shares
  authorized; 54.3 million shares and 54.3 million
  shares issued at December 31, 1999 and 1998,
  respectively                                                543        543
 Capital in excess of par value                           151,509    152,871
 Retained earnings                                        402,408    324,745
 Accumulated other comprehensive income (loss)            (43,209)   (14,730)
 Employee stock ownership plan reserve                     (6,458)    (7,977)
 Treasury stock, at cost, 1.5 million and 1.7 million
  shares at December 31, 1999 and 1998, respectively      (35,921)   (41,651)
                                                         --------   --------
    Total Stockholders' Equity                            468,872    413,801
                                                         --------   --------
Total Liabilities and Stockholders' Equity               $859,588   $895,322
                                                         ========   ========
The accompanying Notes are an integral part of these Financial Statements.

                                                   DENTSPLY International Inc.
                                                         and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated                                 Total
                                                   Capital in                     Other      Employee Stock                Stock-
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury     holders'
                                        Stock       Par Value      Earnings    Income(Loss)   Plan Reserve     Stock       Equity
                                      ----------   ------------   -----------  -----------   --------------  ----------  -----------
                                                                       (in thousands)

Balance at December 31, 1996          $   271        $150,031       $237,300     $(4,278)       $(11,016)    $ (6,718)    $365,590

Comprehensive Income:
  Net income                             -               -            74,554         -              -            -          74,554
  Other comprehensive income(loss):
   Foreign currency translation
    adjustment, net of $1,122 tax        -               -              -         (12,442)          -            -         (12,442)
                                                                                                                           --------
  Comprehensive Income                                                                                                      62,112

Exercise of stock options and
 warrants                                -               (133)          -            -              -           5,458        5,325
Tax benefit related to stock
 options and warrants exercised          -                840           -            -              -            -             840
Repurchase of forty thousand
 shares of common stock                  -               -              -            -              -            (928)        (928)
Cash dividends declared, $.195
 per common share                        -               -           (10,525)        -              -            -         (10,525)
Two-for-one stock split effected
 in the form of a stock dividend          271            -              (271)        -              -            -            -
Net change in ESOP reserve               -               -              -            -             1,519         -           1,519
                                      -------        --------       --------     --------       --------     --------     ---------
Balance at December 31, 1997          $   542        $150,738       $301,058     $(16,720)      $ (9,497)    $ (2,188)    $423,933









The accompanying Notes are an integral part of these Financial Statements.

                                                   DENTSPLY International Inc.
                                                         and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated                                 Total
                                                   Capital in                     Other      Employee Stock                Stock-
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury     holders'
                                        Stock       Par Value      Earnings    Income(Loss)   Plan Reserve     Stock       Equity
                                      ----------   ------------   -----------  -----------   --------------  ----------  -----------
                                                                       (in thousands)

Balance at December 31, 1997          $   542        $150,738       $301,058     $(16,720)      $ (9,497)    $ (2,188)    $423,933

Comprehensive Income:
  Net income                             -               -            34,825         -              -            -          34,825
  Other comprehensive income(loss):
   Foreign currency translation
    adjustment, net of $1,435 tax        -               -              -           1,990           -            -           1,990
                                                                                                                           --------
  Comprehensive Income                                                                                                      36,815

Exercise of stock options and
 warrants                                   1           1,227           -            -              -           2,586        3,814
Tax benefit related to stock
 options and warrants exercised          -                906           -            -              -            -             906
Repurchase of 1.764 million
 shares of common stock                  -               -              -            -              -         (42,049)     (42,049)
Cash dividends declared, $.21
 per common share                        -               -           (11,138)        -              -            -         (11,138)
Net change in ESOP reserve               -               -              -            -             1,520         -           1,520
                                      -------        --------       --------     --------       --------     --------     --------
Balance at December 31, 1998          $   543        $152,871       $324,745     $(14,730)      $ (7,977)    $(41,651)    $413,801










The accompanying Notes are an integral part of these Financial Statements.

                                                   DENTSPLY International Inc.
                                                         and Subsidiaries
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated                                 Total
                                                   Capital in                     Other      Employee Stock                Stock-
                                        Common      Excess of      Retained   Comprehensive    Ownership      Treasury     holders'
                                        Stock       Par Value      Earnings    Income(Loss)   Plan Reserve     Stock       Equity
                                      ----------   ------------   -----------  -----------   --------------  ----------  -----------
                                                                       (in thousands)

Balance at December 31, 1998          $   543        $152,871       $324,745     $(14,730)      $ (7,977)    $(41,651)    $413,801

Comprehensive Income:
  Net income                             -               -            89,863         -              -            -          89,863
  Other comprehensive income(loss):
   Foreign currency translation
    adjustment, net of $1,797 tax        -               -              -         (28,479)          -            -         (28,479)
                                                                                                                           --------
  Comprehensive Income                                                                                                      61,384

Exercise of stock options and
 warrants                                -             (1,823)          -            -              -           5,998        4,175
Tax benefit related to stock
 options and warrants exercised          -                730           -            -              -            -             730
Reissuance of treasury stock             -               (269)          -            -              -           3,622        3,353
Repurchase of .175 million
 shares of common stock                  -               -              -            -              -          (3,890)      (3,890)
Cash dividends declared, $.23125
 per common share                        -               -           (12,200)        -              -            -         (12,200)
Net change in ESOP reserve               -               -              -            -             1,519         -           1,519
                                      -------        --------       --------     --------       --------     --------     ---------
Balance at December 31, 1999          $   543        $151,509       $402,408     $(43,209)      $ (6,458)    $(35,921)    $468,872
                                      =======        ========       ========     ========       ========     ========      =======









The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                --------     --------     --------
Cash flows from operating activities:                                     (in thousands)

Net income                                                      $ 89,863     $ 34,825     $ 74,554

Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                   19,933       17,634       15,341
   Amortization                                                   19,691       19,840       17,064
   Deferred income taxes                                           5,885      (22,084)      (1,828)
   Restructuring and other costs                                     ---       71,500          ---
   Other non-cash transactions                                       319         (513)         263
   Loss on disposal of property, plant and equipment                 304          107          559
   Changes in operating assets and liabilities, net of
    effects from acquisitions and divestitures of
    businesses, effects of exchange, and restructuring
    and other costs:
     Accounts and notes receivable-trade, net                      2,384       (7,305)     (13,080)
     Inventories                                                   4,394       (5,605)       1,694
     Prepaid expenses and other current assets                    (2,223)      (3,990)        (305)
     Other noncurrent assets                                        (581)       1,167          (82)
     Accounts payable                                             (1,319)      (2,932)      (1,795)
     Accrued liabilities                                         (14,343)     (10,171)        (483)
     Income taxes payable                                           (719)       1,462        4,250
     Other liabilities                                            (2,319)        (193)      (1,864)
                                                                --------     --------     --------
Net cash provided by operating activities                        121,269       93,742       94,288
                                                                --------     --------     --------




The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                --------     --------     --------
Cash flows from investing activities:                                     (in thousands)

Proceeds from sale of property, plant and equipment, net           1,825        1,114        1,257
Capital expenditures                                             (33,386)     (31,430)     (27,660)
Expenditures for identifiable intangible assets                   (3,256)      (5,247)      (3,382)
Acquisitions of businesses, net of cash acquired                   4,327     (103,250)     (78,822)
Other direct costs of acquisition and divestiture activities         ---          (63)      (2,395)
Additional consideration for prior purchased business             (5,000)      (3,522)         ---
Other, net                                                           ---          ---         (155)
                                                                --------     --------     --------
Net cash used in investing activities                            (35,490)    (142,398)    (111,157)
                                                                --------     --------     --------














The accompanying Notes are an integral part of these Financial Statements.

                                    DENTSPLY International Inc.
                                          and Subsidiaries

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                --------     --------     --------
Cash flows from financing activities:                                     (in thousands)

Proceeds from exercise of stock options and warrants,
 including tax benefit                                             4,905        4,721        6,165
Cash paid for treasury stock                                      (3,890)     (42,049)        (928)
Cash dividends paid                                              (11,859)     (10,954)     (10,238)
Increase (decrease) in bank overdrafts                                (1)       2,552          886
Proceeds from long-term borrowings, net of deferred
 financing costs                                                  99,407      159,898      218,449
Payments on long-term borrowings                                (177,946)     (60,337)    (184,524)
Increase (decrease) in short-term borrowings                       4,910       (3,962)      (7,605)
Decrease in employee stock ownership plan reserve                  1,519        1,520        1,519
                                                                --------     --------     --------
Net cash provided by (used in) financing activities              (82,955)      51,389       23,724
                                                                --------     --------     --------
Effect of exchange rate changes on cash and cash
 equivalents                                                      (4,238)      (3,891)      (2,626)
                                                                --------     --------     --------
Net increase (decrease) in cash and cash equivalents              (1,414)      (1,158)       4,229

Cash and cash equivalents at beginning of period                   8,690        9,848        5,619
                                                                --------     --------     --------
Cash and cash equivalents at end of period                      $  7,276     $  8,690     $  9,848
                                                                ========     ========     ========









The accompanying Notes are an integral part of these Financial Statements.

                             DENTSPLY International Inc.
                                   and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                           1999         1998         1997
Supplemental disclosures of cash flow information:       --------     --------     --------
 information:                                                        (in thousands)
   Interest paid                                         $ 13,863     $ 12,215     $  9,024
   Income taxes paid                                       34,951       40,048       43,840
Supplemental disclosures of non-cash transactions:
   Issuance of treasury stock in connection with the
    acquisition of certain assets                           3,353          ---          ---
   Note receivable for fixed assets associated with
    arbitration ruling terminating the Implant
    Distribution Agreement                                    ---          ---          389
   Assumption of debt in connection with acquisitions         ---          ---        4,310

     The Company assumed liabilities in conjunction with the following acquisitions:

                                                         Fair Value    Cash Paid for
                                                         of Assets       Assets or      Liabilities
                                       Date Acquired      Acquired     Capital Stock      Assumed
                                       -------------     ----------    -------------    -----------
                                                                      (in thousands)
Vereinigte Dentalwerke GmbH            December 1998       $63,491         $45,780        $17,711
Herpo Productos Dentarios Ltda.        May 1998             13,842          7,395          6,447
Crescent Dental Manufacturing Co.      May 1998              5,783          5,214            569
GAC, Inc.                              April-Dec 1998       38,439         26,485         11,954
InfoSoft, Inc.                         March 1998           10,497          8,645          1,852
Blendax                                January 1998          7,556          6,893            663
MPL Technologies, Inc.                 November 1997         5,452          4,425          1,027
EFOS Corporation                       July 1997            15,032         14,988             44
SIMFRA S.A.                            July 1997             8,431          5,464          2,967
New Image Industries, Inc.             March 1997           35,643         10,957         24,686
DW Industries, Inc.                    January 1997         18,956         16,253          2,703
Laboratoire SPAD, S.A.                 January 1997         47,054         35,992         11,062

All amounts represent the allocation of the purchase price as of the respective year-ends based on the estimated fair values of assets acquired and liabilities assumed.  The purchase price allocation for Vereinigte Dentalwerke GmbH was completed during 1999.

The accompanying Notes are an integral part of these Financial Statements.

                        DENTSPLY International Inc.
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Description of Business
-----------------------
     DENTSPLY (the "Company") designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, prophylaxis paste, dental sealants, ultrasonic scalers, and crown and bridge materials; the leading United States manufacturer and distributor of dental x-ray equipment, dental handpieces, dental x-ray film holders, film mounts and bone substitute/grafting materials; and a leading United States manufacturer or distributor of impression materials, orthodontic appliances, dental cutting instruments, intraoral cameras and dental operatory software systems. The Company distributes its dental products in over 100 countries under some of the most well-established brand names in the industry. DENTSPLY is committed to the development of innovative, high quality, cost-effective new products for the dental market.

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

Accounts and Notes Receivable-Trade
-----------------------------------
     The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. Revenue is recognized when products are shipped. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. Accounts and notes receivable-trade are stated net of an allowance for doubtful accounts of $8.2 million and $7.9 million at December 31, 1999 and 1998, respectively.

Inventories
-----------
     Inventories are stated at the lower of cost or market. At December 31, 1999 and 1998, the cost of $15.5 million, or 11%, and $15.3 million, or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

Identifiable Intangible Assets
------------------------------
     Identifiable intangible assets include patents, trademarks, non-compete agreements, licensing agreements, product manufacturing rights, computer software development costs and customer lists which are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. Identifiable intangible assets are stated net of accumulated amortization of $53.2 million and $44.2 million at December 31, 1999 and 1998, respectively. Identifiable intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable undiscounted cash flows.

Costs in Excess of Fair Value of Net Assets Acquired
----------------------------------------------------
     The excess of costs of acquired companies and product lines over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over 25 to 40 years. Costs in excess of the fair value of net assets acquired are stated net of accumulated amortization of $52.5 million and $43.6 million at December 31, 1999 and 1998, respectively. Costs in excess of fair value of net assets acquired are evaluated continually to determine whether later events or circumstances warrant revised estimates of useful lives.

Fair Value of Financial Instruments
-----------------------------------
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable and current portion of long-term debt approximate fair value due to the short-term nature of these instruments. The Company also believes the carrying amount of long-term debt approximates fair value as the interest rates are variable and reflect current market rates.

Derivatives
-----------
     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies and interest rate swaps to convert floating rate debt to fixed rate.

Foreign Exchange Risk Management
--------------------------------
The Company routinely enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. As of December 31, 1999, the Company's significant contracts outstanding included the sale of 12.6 million Deutsch marks (approximately $6.4 million) and the sale of 25 million French francs (approximately $3.9 million). As of December 31, 1998, the Company had contracts outstanding for the purchase of 7.9 million Swiss francs (approximately $5.7 million) and the sale of 1.9 million Australian dollars (approximately $1.2 million). The fair value of these foreign exchange contracts approximate their carrying values. These foreign exchange contracts generally have maturities of less than six months and counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management
-----------------------------
     In July 1998, the Company entered into interest rate swap agreements with notional amounts totaling $80.0 million which converts a portion of the Company's variable rate financing to fixed rates. The average fixed rate of these agreements is 5.7% and fixes the rate for an average of five years. The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates. At December 31, 1999 and 1998, the estimated fair values were positive $2.7 million and negative $2.4 million, respectively.

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

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange losses of $.1 million in 1999, losses of $1.7 million in 1998 and gains of $.3 million in 1997 are included in other (income) expense, net.

Research and Development Costs
------------------------------
     Research and development costs are charged to expense as incurred and
are included in selling, general and administrative expenses.   Research and
development costs amounted to approximately $18.5 million, $18.2 million and $16.8 million for 1999, 1998 and 1997, respectively.

Reclassifications
-----------------
     Certain reclassifications have been made to prior years' data in order to conform to the current year presentation.

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------
         The following table sets forth the computation of basic and diluted earnings per common share:
                                       Income         Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
                                    -----------    -------------    ---------
                                     (in thousands, except per share amounts)
Year Ended December 31, 1999
     Basic EPS                        $ 89,863         52,754         $1.70
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               157
                                      --------         ------
     Diluted EPS                      $ 89 863         52,911         $1.70
                                      ========         ======
Year Ended December 31, 1998
     Basic EPS                        $ 34,825         53,330         $ .65
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               267
                                      --------         ------
     Diluted EPS                      $ 34,825         53,597         $ .65
                                      ========         ======
Year Ended December 31, 1997
     Basic EPS                        $ 74,554         53,937         $1.38
     Incremental shares from assumed
     exercise of dilutive options
     and warrants                         -               292
                                      --------         ------
     Diluted EPS                      $ 74,554         54,229         $1.37
                                      ========         ======


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------
     No acquisitions were completed in 1999.

     In December 1998, the Company purchased 100% of the capital stock of Vereinigte Dentalwerke GmbH ("VDW") and related companies. The total amount paid for the acquisition, net of cash acquired, was $45.8 million. Headquartered in Munich, Germany, VDW manufactures endodontic files and accessory products, marketed worldwide under the Antaeos, Beutelrock and Zipperer trade names. The company's Munich, Germany production facility is a new, ultra-modern, fully automated manufacturing facility.

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

      In March 1998, the Company purchased the assets of InfoSoft Inc. ("InfoSoft") for $8.6 million. Located in Hunt Valley, Maryland, the primary business of InfoSoft is the development and sale of full-featured, dental practice management software. The Company believes InfoSoft is one of the largest dental practice management claims processors in the United States.

     In January 1998, the Company purchased the assets of Blendax Professional Dental Business ("Blendax") from Procter & Gamble in a cash transaction valued at approximately DM13 million or $6.9 million. The Blendax product line consists of rotary cutting instruments, impression materials, composite filling material and fluoride rinses and gels.

     Each 1998 acquisition was accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed. During 1999, the excess of acquisition cost over net assets acquired increased by a total of $5.3 million for Herpo, GAC, InfoSoft and Blendax as a result of the finalization of the purchase price allocations. The excess of acquisition cost over net assets acquired of $15.9 million for VDW, $12.8 million for Herpo, $2.6 million for Crescent, $18.6 million for GAC, $8.0 million for InfoSoft and $4.4 million for Blendax is being amortized over 25 to 40 years.

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

     In January 1997, the Company purchased the assets of DW Industries, Inc. ("DW") in a cash transaction valued at approximately $16.3 million and an earn-out based on future sales growth of the business. No payment of earn-out has been required to date. Through this acquisition, the Company acquired the leading disposable air-water syringe tip for use in clinical dental office procedures.

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

     Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million plus $5.0 million in May 1999 related to earn-out provisions in the purchase agreement. The Company expects to pay an additional earn-out based on future operating performance of the Tulsa Dental business. The seller has the option to exercise this earn-out provision for the two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002. It is not known at this time which optional two-year period will be chosen by the seller. The earn-out payment is estimated to be between $65 to $75 million if the option is exercised for the two-year period ending December 31, 2000.


NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION
-------------------------------------------
     As of January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in financial statements. Since the Company operates in one operating segment as a designer, manufacturer and distributor of dental products, the Company presents Enterprise-wide Disclosures. Dental products represented approximately 95% of sales in 1999, 1998 and 1997.

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

     The following table sets forth information about the Company's operations in different geographic areas for 1999, 1998, and 1997. Net sales reported below represents revenues from external customers of operations resident in the country or territory identified. Assets by geographic area are those used in the operations in the geographic area.

                               United
1999                           States    Foreign    Consolidated
----                          --------   --------   ------------
                                             (in thousands)
Net Sales                     $504,757   $326,107     $830,864
Long-lived Assets               82,768    110,386      193,154

1998
----
Net Sales                     $470,947   $324,175     $795,122
Long-lived Assets               77,668     94,696      172,364

1997
----
Net Sales                     $402,743   $318,017     $720,760
Long-lived Assets               69,127     90,917      160,044

     Long-lived assets in Germany accounted for $43.9 million, $25.2 million and $28.8 million of the total foreign long-lived assets for the years ended 1999, 1998 and 1997, respectively.

     Third party export sales from the United States are less than ten percent of consolidated net sales. One customer accounted for 13% of consolidated net sales in 1999 and 1998 and 12% in 1997. Another customer accounted for 10% of consolidated net sales in 1999.


NOTE 5 - INVENTORIES
--------------------
     Inventories consist of the following:
                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
                                                   (in thousands)
          Finished goods                        $ 77,786    $ 75,637
          Work-in-process                         25,519      27,632
          Raw materials and supplies              32,175      35,966
                                                --------    --------
                                                $135,480    $139,235
                                                ========    ========

     Pre-tax income was $.7 million, $.2 million, and $.4 million lower in 1999, 1998, and 1997, respectively as a result of using the LIFO method as compared to using the FIFO method. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be lower than reported at December 31, 1999 and 1998 by $.3 million and $1.0 million, respectively.


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
     Property, plant and equipment consist of the following:

                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
          Assets, at cost:                         (in thousands)
            Land                                $ 15,405    $ 12,315
            Buildings and improvements            86,148      74,966
            Machinery and equipment              155,735     138,644
            Construction in progress               9,836      13,262
                                                --------    --------
                                                 267,124     239,187
            Less:  Accumulated depreciation       86,588      80,189
                                                --------    --------
                                                $180,536    $158,998
                                                ========    ========

NOTE 7 - OTHER NONCURRENT ASSETS
--------------------------------
     Other noncurrent assets consist of the following:

                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
                                                   (in thousands)
          Investment in VDW                     $   -       $ 50,895
          Noncurrent deferred tax assets           2,345       3,538
          Other                                   12,618      13,366
                                                --------    --------
                                                $ 14,963    $ 67,799
                                                ========    ========

     VDW was purchased in late December 1998. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed was completed in 1999.

NOTE 8 - IDENTIFIABLE INTANGIBLE ASSETS
---------------------------------------
     Identifiable intangible assets consist of the following:

                                                  1999         1998
                                                --------     --------
                                                    (in thousands)
          Patents                               $ 45,954     $ 45,330
          Trademarks                              29,977       26,060
          Licensing agreements                    29,554       28,764
          Product manufacturing rights             8,039        6,829
          Non-compete agreements                   5,708        5,092
          Computer software development costs      5,172        3,705
          Customer lists                           4,422        4,422
          Other                                    4,724        4,551
                                                --------     --------
                                                 133,550      124,753
          Less: Accumulated amortization          53,176       44,216
                                                --------     --------
                                                $ 80,374     $ 80,537
                                                ========     ========

NOTE 9 - ACCRUED LIABILITIES
----------------------------
     Accrued liabilities consist of the following:

                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
          Payroll, commissions, bonuses            (in thousands)
           and other cash compensation          $ 17,634    $ 17,480
          Employee benefits                        7,915       7,015
          General insurance                       10,541      10,021
          Restructuring and other costs            3,200      19,800
          Other                                   41,632      45,111
                                                --------    --------
                                                $ 80,922    $ 99,427
                                                ========    ========

NOTE 10 - FINANCING ARRANGEMENTS
--------------------------------
Short-Term Borrowings
---------------------
     Short-term bank borrowings amounted to $19.4 million and $15.4 million at December 31, 1999 and 1998, respectively. Unused lines of credit for short-term financing at December 31, 1999 and 1998 were $79.6 million and $70.0 million, respectively. Substantially all unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings
--------------------                                                 December 31,
                                                                 --------------------
                                                                   1999        1998
                                                                 --------    --------
                                                                     (in thousands)
$175.0 million revolving credit agreement maturing October
  2002, Swiss francs 18.4 million, Pounds sterling 6.2 million, and $40.0 million outstanding at December 31, 1999, bearing interest at a weighted average of 2.1% for Swiss francs
  borrowings, 6.2% for Pounds sterling borrowings,
  and 6.4% for dollar borrowings                                 $ 61,489    $153,021
$125.0 million revolving credit agreement maturing October
  2000, with no debt outstanding at December 31, 1999                -         50,000
$25.0 million bank multi-currency revolving credit agreement maturing October 2000, various currencies outstanding at
  December 31, 1999, bearing interest at a weighted average
  of 5.1%                                                           7,566      13,450
$200.0 million commercial paper facility rated A/2-P/2,
  $76.0 million outstanding at December 31, 1999, bearing
  interest at a weighted average of 7.9% (actual weighted
  average cost was 5.8%)                                           76,000        -
 Other borrowings, various currencies and rates                     1,035       1,851
                                                                 --------    --------
                                                                  146,090     218,322
Less: Current portion (included in notes payable
      and current portion of long-term debt)                          778         831
                                                                 --------    --------
                                                                 $145,312    $217,491

      In July 1998, the Company entered into interest rate swap agreements with notional amounts totaling $80.0 million which converts a portion of the Company's variable rate financing to fixed rates. The average fixed rate of these agreements is 5.7% and fixes the rate for an average of five years.

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

     The bank multi-currency revolving credit agreement contains affirmative andnegative covenants as to the operations and financial condition of the Company, which are substantially equivalent to those in the revolving credit agreements. The Company pays a facility fee of .08 percent annually on the entire amount of the bank multi-currency revolving credit agreement commitment.

     The $ 125.0 million and $25.0 million facilities contain a one-year term-out provision and may be extended, subject to certain conditions, for additional periods of 364 days. The Company intends to extend the $125.0 million and $25.0 million facilities each year for an additional period of 364 days. The $125.0 million and $25.0 million facilities have a utilization premium of .10 percent annually if utilization equals or exceeds 33.3% of available facility.

     The $200.0 million commercial paper facility has utilization, dealer, and annual appraisal fees which on average cost .11 percent per annum. The $125.0 million and $175.0 million revolving credit facilities act as back up credit to the commercial paper facility. No additional credit has been extended to the Company. The short-term commercial paper borrowings are classified as long-term reflecting the Company's intent and ability to renew these obligations beyond 2000.


NOTE 11 - OTHER LIABILITIES
---------------------------
     Other liabilities consist of the following:
                                                          December 31,
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
                                                         (in thousands)
          Pension                                     $ 29,028    $ 33,648
          Medical and other postretirement benefits      9,908      10,102
          Other                                          7,509       4,363
                                                      --------    --------
                                                      $ 46,445    $ 48,113
                                                      ========    ========

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------
     The Board of Directors authorized the repurchase of .5 million, 2.5 million and .5 million shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively, on the open market or in negotiated transactions. Each of these authorizations to repurchase shares expired on December 31 of those years. The Company repurchased .2 million shares for $3.9 million, 1.8 million shares for $42.0 million and forty thousand shares for $.9 million in 1999, 1998 and 1997, respectively. Additionally, the Board of Directors in December 1999 authorized the repurchase of 1.0 million shares of common stock in 2000.

     A former Chairman of the Board holds options to purchase 30,000 shares of common stock at an exercise price of $22.25, which was equal to the market price on the date of grant. The options are exercisable at any time through January 2004.

     The Company issued 360,000 stock purchase warrants in August 1990, in connection with an acquisition, to the principals of an investment banking firm, one of whom is a former director of the Company. The warrants are exercisable at any time through August 28, 2000 at an exercise price of $3.06 per share (market price at date issued). Prior to 1999, 326,000 warrants were exercised and, during 1999, the remaining 34,000 warrants were exercised.

     The Company has four stock option plans (1987 Plan, 1992 Plan, 1993 Plan and 1998 Plan). Under the 1987, 1992 and 1993 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options expire ten years and one month or ten years and one day after date of grant under the 1987 Plan and 1992 Plan, respectively. Options generally expire ten years after the date of grant under the 1993 Plan. For the 1987 Plan, 1992 Plan and 1993 Plan, grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

     The 1998 Plan authorized that 4.3 million shares of common stock, plus shares not granted under the 1993 Plan, may be granted under the plan, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 4.3 million, the excess becomes available for grant under the plan. No further grants can be made under the 1993
Plan. The 1998 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-discretionary stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. Each non-employee director receives automatic NSOs to purchase 6,000 shares of common stock on the date he or she becomes a non-employee director and an additional 6,000 options on the third anniversary of the date the non-employee director was last granted an option. Grants of options to key employees are solely discretionary. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

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

     The following is a summary of the status of the Plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates:

                       ----Outstanding----    ----Exercisable----
                                  Weighted               Weighted    Available
                                  Average                Average       for
                                  Exercise               Exercise     Grant
                       Shares      Price       Shares     Price       Shares
                      ---------   --------    ---------  --------    ---------
December 31, 1996     1,917,988    $19.66       805,848   $18.64     1,552,500
Authorized/(Lapsed)         ---                                         (5,586)
Granted                 489,300     28.00                             (489,300)
Exercised              (288,235)    18.26                                  ---
Expired/Canceled        (82,456)    19.60                               82,456
                      ---------                                      ---------
December 31, 1997     2,036,597     21.87     1,090,921    19.71     1,140,070
Authorized/(Lapsed)         ---                                      3,140,466
Granted                 699,900     25.81                             (699,900)
Exercised              (201,522)    18.66                                  ---
Expired/Canceled        (73,264)    23.87                               73,264
                      ---------                                      ---------
December 31, 1998     2,461,711     23.19     1,360,967    20.83     3,653,900
Authorized/(Lapsed)         ---                                        427,544
Granted               1,226,000     23.79                           (1,226,000)
Exercised              (206,966)    19.47                                  ---
Expired/Canceled       (102,500)    25.17                              102,500
                      ---------                                      ---------
December 31, 1999     3,378,245    $23.57     1,601,015   $22.43     2,957,944
                      =========                                      =========

     The following table summarizes information about stock options outstanding under the Plans at December 31, 1999:

                  -------Options Outstanding--------  -Options Exercisable-
                                Weighted
                    Number       Average                Number
                  Outstanding   Remaining   Weighted  Exercisable  Weighted
                      at       Contractual  Average       at       Average
Range of          December 31,    Life      Exercise  December 31, Exercise
Exercise Prices      1999       (in years)   Price       1999       Price
---------------   -----------  -----------  --------  -----------  --------
$ 2.60 - $10.00        28,000      1.8       $ 7.66       28,000    $ 7.66
 10.01 -  18.00       156,165      5.4        17.48      156,165     17.48
 18.01 -  20.00       360,740      5.5        19.02      360,740     19.01
 20.01 -  22.50       363,442      4.7        22.03      354,309     22.04
 22.51 -  25.00     1,825,398      9.0        23.65      440,088     24.17
 25.01 -  29.50       571,100      8.2        28.45      237,238     28.89
 29.51 -  33.70        73,400      8.3        32.95       24,475     32.95
                    ---------                          ---------
                    3,378,245      7.8       $23.57    1,601,015    $22.43
                    =========                          =========

     The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $9.24, $9.41 and $10.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1999-expected dividend yield 1.04%, risk-free interest rate 6.16%, expected volatility 29%, and an expected life of 6.5 years; 1998-expected dividend yield .8%, risk-free interest rate 4.7%, expected volatility 29%, and an expected life of 6.5 years; and 1997-expected dividend yield .8%, risk-free interest rate 6.0%, expected volatility 26%, and an expected life of 6.5 years. The Black-Scholes option pricing model was developed for tradable options with short exercise periods and is therefore not necessarily an accurate measure of the fair value of compensatory stock options.

     The Company applies APB 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value of stock options at the grant date under SFAS 123, the Company's net income and earnings per common share would have been reduced as indicated below:

                                                    Year Ended December 31,
                                                  1999       1998       1997
                                                --------   --------   --------
                                       (in thousands, except per share amounts)
Net income
 As reported                                    $ 89,863   $ 34,825   $ 74,554
 Pro forma under SFAS 123                         86,703     32,244     72,851
Basic earnings per common share
 As reported                                        1.70        .65       1.38
 Pro forma under SFAS 123                           1.64        .60       1.35
Diluted earnings per common share
 As reported                                        1.70        .65       1.37
 Pro forma under SFAS 123                           1.64        .60       1.34

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

NOTE 13 - INCOME TAXES
----------------------
     The components of income before income taxes are as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
                                                   (in thousands)
          United States                   $111,038    $ 47,416    $ 77,398
          Foreign                           26,981       7,685      44,608
                                          --------    --------    --------
                                          $138,019    $ 55,101    $122,006
                                          ========    ========    ========

     The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
          Current:                                 (in thousands)
            U.S. federal                  $ 33,813    $ 29,225    $ 27,407
            U.S. state                       1,497         589       4,350
            Foreign                         11,252      10,906      17,523
                                          --------    --------    --------
              Total                         46,562      40,720      49,280
                                          --------    --------    --------
          Deferred:
            U.S. federal                    (1,943)    (14,401)     (1,671)
            U.S. state                        (274)       (924)       (191)
            Foreign                          3,811      (5,119)         34
                                          --------    --------    --------
              Total                          1,594     (20,444)     (1,828)
                                          --------    --------    --------
                                          $ 48,156    $ 20,276    $ 47,452
                                          ========    ========    ========

     The reconciliation of the U.S. federal statutory tax rate to the actual rate is as follows:
                                               Year Ended December 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------
     Statutory federal income tax rate      35.0%       35.0%       35.0%
     Effect of:
        State income taxes, net of
         federal benefit                     0.6         0.7         2.3
        Nondeductible amortization
         of goodwill                         1.4         3.4         1.3
        Foreign earnings at various rates    1.5         1.6         1.9
        Foreign tax credit                  (5.0)       (3.5)       (1.9)
        Foreign losses with no tax benefit   0.9         1.7         1.2
        Foreign sales corporation           (1.0)       (2.4)       (0.2)
        Other                                1.5         0.3        (0.7)
                                          --------    --------    --------
     Actual income tax rate                 34.9%       36.8%       38.9%
                                          ========    ========    ========

     The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:
                                   December 31, 1999       December 31, 1998
                                ----------------------- -----------------------
                                  Current   Noncurrent    Current   Noncurrent
                                   Asset       Asset       Asset       Asset
                                (Liability) (Liability) (Liability) (Liability)
                                ----------- ----------- ----------- -----------
                                                 (in thousands)
Employee benefit accruals        $  1,306    $  2,319    $  1,075    $  5,988
Product warranty accruals           1,481         ---       1,204         ---
Facility relocation accruals          385         128         261         128
Insurance premium accruals          3,795         ---       3,060         ---
Restructuring charges               5,192      14,420       7,269      14,164
Differences in financial
 reporting and tax basis for:
  Inventory                           372         ---        (286)        ---
  Property, plant and equipment       ---     (22,894)        ---     (25,283)
  Identifiable intangible assets      ---     (10,694)        ---     (10,377)
Other                               6,457      (1,174)      5,255         115
Tax loss carryforwards in
 foreign jurisdictions                ---       2,148         ---       7,834
Valuation allowance for
 tax loss carryforwards               ---      (2,148)        ---      (7,834)
                                 --------    --------    --------    --------
                                 $ 18,988    $(17,895)   $ 17,838    $(15,265)
                                 ========    ========    ========    ========

     Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:
                                                      December 31,
                                                  --------------------
                                                    1999        1998
                                                  --------    --------
                                                     (in thousands)
       Prepaid expenses and other current assets  $ 20,771    $ 19,697
       Income taxes payable                         (1,783)     (1,859)
       Other noncurrent assets                       2,345       3,538
       Deferred income taxes                       (20,240)    (18,803)

     The provision for income taxes was reduced due to utilization of tax loss carryforwards by $.3 million in 1999. Certain foreign subsidiaries of the Company have tax loss carryforwards of $18.5 million at December 31, 1999, of which $6.4 million expire through 2007 and $12.1 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been offset by a valuation allowance.

    Income taxes have not been provided on $74.0 million of undistributed earnings of foreign subsidiaries, which will continue to be reinvested. If remitted as dividends, these earnings could become subject to additional tax. It is not practicable to estimate the amount of additional tax that might be payable; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax payable.

NOTE 14 - BENEFIT PLANS
-----------------------
Defined Contribution Plans
     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $5.3 million in 1999, $7.6 million in 1998 and $7.1 million in 1997.

     The DENTSPLY Employee Stock Ownership Plan ("ESOP") is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP for 1999, 1998 and 1997 were $2.1 million, $2.1 million and $2.1 million, respectively. The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $2.2 million over the next four years following the refinancing date. Dividends received by the ESOP on allocated shares are passed through to Plan participants. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. At December 31, 1999, the ESOP held 6.8 million shares, of which 5.9 million were allocated to plan participants and 0.9 million shares were unallocated and pledged as collateral for the ESOP debt. Unallocated shares were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations. The ESOP reserve consists of a loan receivable from the ESOP bearing interest at 3.06%, payable in equal quarterly installments through March 31, 2004.

     The Company sponsors an employee 401(k) savings plan for its United States workforce to which enrolled participants may contribute up to 15% of their compensation, subject to IRS defined limits.

Defined Benefit Plans
     The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans and other postretirement healthcare plans for certain represented and salaried employee groups in the United States. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy legal funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments.

     The Company maintains pension plans for its employees in Germany and Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the United States are covered by government health plans.

Postretirement Healthcare
     The plans for postretirement healthcare have no plan assets. The postretirement healthcare plan is contributory, with retiree contributions adjusted annually to limit the Company's contribution to $21 per month per retiree for most participants who retired after June 1, 1985. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

     Reconciliations of changes in the above plans' benefit obligations, fair value of assets, and statement of funded status are as follows:

                                         Pension Benefits         Other Benefits
                                       --------------------     -------------------
                                           December 31,             December 31,
                                         1999        1998         1999       1998
                                       --------    --------     --------   --------
                                                     (in thousands)
Reconciliation of benefit obligation
Benefit obligation at beginning of
 year                                  $ 58,939    $ 54,074     $  6,790   $  6,875
Service cost                              2,430       2,423          160        124
Interest cost                             3,170       3,229          488        478
Employer contributions                      982       1,047         -          -
Participant contributions                   855         837         -          -
Actuarial (gains) losses                 (2,952)     (2,614)          52         (4)
Acquisitions (divestitures)               2,461        -            -          -
Effects of exchange rate changes         (7,297)      2,852         -          -
Benefits paid                            (3,020)     (2,909)        (734)      (683)
                                       --------    --------     --------   --------
Benefit obligations at end of year     $ 55,568    $ 58,939     $  6,756   $  6,790
                                       ========    ========     ========   ========

Reconciliation of Plan Assets
Fair value of plan assets at beginning
 of year                               $ 40,148    $ 33,958     $   -      $   -
Actual return on assets                   3,446       4,817         -          -
Acquisitions (divestitures)                 582        -            -          -
Foreign currency exchange rate changes   (4,194)      1,058         -          -
Employer contributions                    1,085       1,120          734        683
Participant contributions                   855         837         -          -
Benefits paid                            (1,718)     (1,642)        (734)      (683)
                                       --------    --------     --------   --------
Fair value of plan assets at end of
 year                                  $ 40,204    $ 40,148     $   -      $   -
                                       ========    ========     ========   ========

Reconciliation of Funded Status
Actuarial present value of projected
 benefit obligations                   $ 55,568    $ 58,939     $  6,756   $  6,790
Plan assets at fair value                40,204      40,148         -          -
                                       --------    --------     --------   --------
Funded status                           (15,364)    (18,791)      (6,756)    (6,790)
Unrecognized prior service cost             814       1,773         -          -
Unrecognized net actuarial (gain)loss    (9,634)    (11,229)      (3,152)    (3,312)
                                       --------    --------     --------   --------
Prepaid (accrued) benefit cost         $(24,184)   $(28,247)    $ (9,908)  $(10,102)
                                       ========    ========     ========   ========



     The amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

                                         Pension Benefits         Other Benefits
                                       --------------------     -------------------
                                           December 31,             December 31,
                                         1999        1998         1999       1998
                                       --------    --------     --------   --------
                                                     (in thousands)
Accrued benefit liability              $(29,683)   $(32,580)    $ (9,908)  $(10,102)
Prepaid benefit cost                      5,499       4,333         -          -
                                       --------    --------     --------   --------
Benefit obligations at end of year     $(24,184)   $(28,247)    $ (9,908)  $(10,102)
                                       ========    ========     ========   ========


     The aggregate benefit obligation for those plans where the accumulated benefit obligation exceeded the fair value of plan assets was $28.3 million and $29.5 million at December 31, 1999 and 1998, respectively.

     Components of the net periodic benefit cost for the plans are as follows:

                                    Pension Benefits              Other Benefits
                                -------------------------   -------------------------
                                 1999     1998     1997      1999     1998     1997
                                -------  -------  -------   -------  -------  -------
                                                     (in thousands)
Service cost                    $ 2,430  $ 2,423  $ 2,115   $   160  $   124  $   160
Interest cost                     3,170    3,229    3,067       488      478      605
Expected return on plan assets   (2,435)  (2,650)  (2,297)     -        -        -
Net amortization and deferral    (1,300)    (517)      20      (108)    (124)    (131)
                                -------  -------  -------   -------  -------  -------
Net periodic benefit cost       $ 1,865  $ 2,485  $ 2,905   $   540  $   478  $   634
                                =======  =======  =======   =======  =======  =======

     The weighted average assumptions used in accounting for the Company's plans are as follows:

                                    Pension Benefits              Other Benefits
                                -------------------------   -------------------------
                                      December 31,                December 31,
                                 1999     1998     1997      1999     1998     1997
                                -------  -------  -------   -------  -------  -------
Discount rate                    5.6%     5.8%     5.8%      7.5%     7.3%     7.3%
Expected return on plan assets   5.0%     5.5%     5.5%       -        -        -
Rate of compensation increase    3.0%     3.0%     3.0%       -        -        -
Health care cost trend            -        -        -        7.0%     7.0%     7.0%


     Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 1999:

                                                            Other Benefits
                                                         -------------------
                                                     1% Increase   1% Decrease
                                                     -----------   -----------
                                                           (in thousands)
Effect on total of service and interest cost
  components                                         $    68        $   (55)
Effect on postretirement benefit obligation              524           (445)

NOTE 15 - RESTRUCTURING AND OTHER COSTS
---------------------------------------
     In the second quarter of 1998, the Company recorded a pre-tax charge of $29.0 million for restructuring and other costs. The charge included costs of $26.0 million to rationalize and restructure the Company's worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. The remaining $3.0 million of the charge was recorded to cover termination costs associated with its former implant products. Included in the $26.0 million restructuring charge were costs to cover severance, the write-down of property, plant and equipment, and tooth product rationalization. The principal actions involved the closure of the Company's Dreieich, Germany tooth facility and rationalization of certain tooth products in Europe, North America and Australia. The restructuring resulted in the elimination of approximately 275 administrative and manufacturing positions, mostly in Germany.

     In fiscal 1998, the Company paid approximately $3.5 million for legal and professional service fees and employee related costs for the German workforce. The Company also paid approximately $.2 million for implant termination costs. During this period, the reserve was reduced by approximately $2.8 million for non-cash implant termination costs and approximately $6.0 million for a non-cash write-down of property, plant and equipment.

     In fiscal 1999, the Company paid severance and incurred other costs relating to the restructuring of the Company's worldwide laboratory business of $11.6 million and $2.4 million, respectively. The Company also made an additional $1.2 million write-down of plant, property and equipment and recovered $.6 million in implant termination costs. Certain categories of reserves and provisions were revised from the original estimates. These revisions include an increase in the estimated loss on the sale of property and plant located in Dreieich, Germany, of $1.2 million. Additionally, severance, implant termination costs and other costs were reduced by $.1 million, $.1 million and $1.0 million, respectively.

     Except for the disposition of the property and plant located in Dreieich, Germany, all major aspects of the plan were completed in 1999. Remaining provisions at December 31, 1999, total $1.9 million. These provisions include $1.0 million in other costs related largely to the sale of the property and plant located in Dreieich, Germany, $.5 million related to outstanding implant termination matters and $.4 million for remaining severance.

     The major components of the charge and remaining accruals follow:

                                         Amounts    Amounts    Change       Balance
                                         Applied    Applied      in       December 31,
                             Provision     1998       1999     Estimate       1999
                                                 (in thousands)
Severance                     $ 13,400   $ (1,300)  $(11,600)   $  (100)    $   400
Write-down of property,
 plant, and equipment            6,000     (6,000)    (1,200)     1,200         ---
Implant termination costs        3,000     (3,000)       600       (100)        500
Other costs                      6,600     (2,200)    (2,400)    (1,000)      1,000
                              --------   --------   --------    -------     -------
                              $ 29,000   $(12,500)  $(14,600)   $   ---     $ 1,900
                              ========   ========   ========    =======     =======


In the fourth quarter of 1998, the Company recorded a pre-tax restructuring charge of $42.5 million related to the discontinuance of the intra-oral camera business at the Company's New Image division located in Carlsbad, California. The charge included the write-off of intangibles, including goodwill associated with the business, write-off of discontinued products, write-down of fixed assets and other assets, and severance and other costs associated with the discontinuance of the New

Image division and closure of its facility. The restructuring plan included the elimination of approximately 115 administrative and manufacturing positions in California.

     In fiscal 1998, the Company reduced the restructuring reserve for write-downs of intangible assets and discontinued products of $33.2 million and $3.8 million, respectively. In addition, the Company recorded write-downs of property, plant and equipment and other assets of $1.5 and $.7 million, respectively.

     In fiscal 1999, the Company paid severance and incurred other costs totaling $2.4 million and recorded additional write-downs of discontinued products of $.3 million. The Company also recovered a total of $.7 million for previously written-down plant, property and equipment and other assets. Certain categories of reserves and provisions were revised from the original estimates. These revisions include increases in write-offs and provisions relating to discontinued products of $.8 million and increases in severance of $.1 million. Additionally, fixed asset write-downs were reduced by $.5 million and other asset write-downs and other costs were reduced by $.2 million and $.2 million, respectively.

     All major aspects of the plan were completed in 1999. Remaining provisions at December 31, 1999, total $1.3 million. These provisions include $.5 million related to expected returns of discontinued products, $.3 million for settlement of terminated purchase orders and $.5 million related to future lease payments and facility closure costs for the vacated Carlsbad location.

     The major components of the charge and remaining accruals follow:

                                        Amounts     Amounts    Change       Balance
                                        Applied     Applied      in       December 31,
                            Provision     1998        1999     Estimate       1999
                                                 (in thousands)
Write-off of intangibles
  including goodwill         $ 33,200   $ (33,200)  $    ---   $    ---     $   ---
Discontinued products           3,800      (3,800)      (300)       800         500
Write-down of property,
  plant, and equipment          1,500      (1,500)       500       (500)        ---
Severance                       1,000         ---     (1,100)       100         ---
Write-down of other assets        700        (700)       200       (200)        ---
Other costs                     2,300         ---     (1,300)      (200)        800
                              -------    --------    -------    -------     -------
                              $42,500    $(39,200)   $(2,000)   $   ---     $ 1,300
                              =======    ========    =======    =======     =======


NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
     The Company leases automobiles and certain office, warehouse, machinery and equipment and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, property taxes and other expenses related to the leased property. Total rental expense for all operating leases was $10.3 million for 1999, $10.0 million for 1998 and $8.8 million for 1997.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment amount to: $8.5 million for 2000, $5.7 million for 2001, $3.5 million for 2002, $2.1 million for 2003, $1.8 million for 2004, and $6.8 million thereafter.

     The Company has no material non-cancelable purchase commitments.

     The Company has employment agreements with its executive officers and certain other management employees. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined), the Company's liability would be approximately $6.5 million at December 31, 1999.

     The Company is from time to time a party to lawsuits arising out of its operations. The Company believes that pending litigation to which it is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and is seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and are pending in the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The private party suits seek damages in an unspecified amount. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

                             First    Second       Third    Fourth       Total
                            Quarter   Quarter     Quarter   Quarter      Year
                           --------  --------    --------  --------     -------
1999                               (in thousands, except per share amounts)
----
Net sales                  $196,589  $209,125    $203,552  $221,598     $830,864
Gross profit                101,629   109,416     106,310   114,622      431,977
Operating income             34,309    36,396      34,654    44,258      149,617
Net income                   19,527    21,190      20,686    28,460       89,863

Earnings per common
 share-basic               $    .37  $    .40    $    .39  $    .54  $      1.70
Earnings per common
 share-diluted                  .37       .40         .39       .54         1.70
Cash dividends declared per
 common share                .05625    .05625      .05625    .06250       .23125

1998
----
Net sales                  $180,706  $197,126    $196,995  $220,295     $795,122
Gross profit                 95,337   103,851     103,111   114,124      416,423
Operating income             31,552     6,321(1)   31,949        30(2)    69,852(1)(2)
Net income (loss)            18,997       584(1)   17,627   (2,383)(2)    34,825(1)(2)

Earnings (loss) per common
 share-basic               $    .35  $    .01(1) $    .33  $  (.04)(2)  $    .65(1)(2)
Earnings (loss) per common
 share-diluted                  .35       .01(1)      .33     (.04)(2)       .65(1)(2)
Cash dividends declared per
 common share                .05125    .05125      .05125    .05625          .21



(1) Includes restructuring and other costs of $29.0 million ($18.8 million after-tax or $.35 per basic and diluted common share).
(2) Includes a restructuring charge of $42.5 million ($26.6 million after-tax or
      $.50 per basic and diluted common share).

Schedule II                                   DENTSPLY INTERNATIONAL INC.
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE THREE YEARS ENDED DECEMBER 31,1999

                                                       Additions
                                               --------------------------
                                                  Charged
                                Balance at      (Credited)     Charged to    Write-offs                  Balance
                                Beginning        To Costs        Other         Net of     Translation    at End
Description                      of Period     And Expenses     Accounts     Recoveries   Adjustment    of Period
-----------                     ----------     ------------    -----------   ----------   -----------   ---------
                                                            (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
  1997                           $ 2,475        $   590        $ 2,496 (a)   $  (746)      $  (178)      $ 4,637
  1998                             4,637          4,484            454 (b)    (1,773)           89         7,891
  1999                             7,891          1,418            541 (e)    (1,294)         (404)        8,152

Allowance for trade discounts:

For Year Ended December 31,
  1997                               507          2,904             -         (1,214)          (71)        2,126
  1998                             2,126          2,297             -         (2,556)           87         1,954
  1999                             1,954          2,061             -         (1,538)         (183)        2,294

Inventory valuation reserves:

For Year Ended December 31,
  1997                            16,818        (2,178)          2,282 (c)    (1,679)       (1,169)       14,074
  1998                            14,074         1,421           5,125 (d)    (8,496)          191        12,315
  1999                            12,315         2,116           2,679 (f)    (1,209)         (537)       15,364
------------------

(a) Includes $2,498 from acquisitions of MPL, New Image, SIMFRA and SPAD.
(b) Includes $454 from acquisitions of Crescent and GAC.
(c) Includes $2,128 from acquisitions of MPL, New Image, SIMFRA and SPAD.
(d) Includes $680 from acquisitions of Crescent and GAC and $4,445 for restructuring.
(e) Includes $62 from acquisition of VDW and $479 for the New Image restructuring.
(f) Includes $2,679 from acquisition of VDW and Herpo.

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


/s/ John C. Miles II        Chairman of the                      March 28, 2000
-------------------------   Board and Chief Executive
John C. Miles II            Officer and a Director
                            (Principal Executive Officer)


/s/ Gerald K. Kunkle        President and Chief                  March 28, 2000
-------------------------   Operating Officer
Gerald K. Kunkle


/s/ William R. Jellison     Senior Vice President                March 28, 2000
-------------------------   and Chief Financial
William R. Jellison         Officer (Principal
                            Financial and Accounting
                            Officer)


/s/ Burton C. Borgelt       Director                             March 28, 2000
-------------------------
Burton C. Borgelt


/s/ Douglas K. Chapman      Director                             March 28, 2000
-------------------------
Douglas K. Chapman


/s/ Michael J. Coleman      Director                             March 28, 2000
-------------------------
Michael J. Coleman


/s/ Cynthia P. Danaher      Director                             March 28, 2000
-------------------------
Cynthia P. Danaher

/s/ Arthur A. Dugoni        Director                             March 28, 2000
-------------------------
Arthur A. Dugoni, D.D.S., M.S.D.


/s/ C. Frederick Fetterolf  Director                             March 28, 2000
--------------------------
C. Frederick Fetterolf


/s/ Leslie A. Jones         Director                             March 28, 2000
-------------------------
Leslie A. Jones


/s/Edgar H. Schollmaier     Director                             March 28, 2000
-------------------------
Edgar H. Schollmaier


/s/ W. Keith Smith          Director                             March 28, 2000
-------------------------
W. Keith Smith

                                 EXHIBIT INDEX
                                 --------------

Exhibit                                                          Sequential
 Number            Description                                   Page No.
-------            -----------                                   ----------
3.1       Restated Certificate of Incorporation                     (1)
3.2       By-Laws, as amended                                        78
4.1  (a)  364-Day and 5-Year Competitive Advance,
          Revolving Credit and Guaranty Agreements
          dated as of October 23, 1997 among the
          Company, the guarantors named therein,
          the banks named therein, the Chase
          Manhattan Bank as Administrative Agent,
          and ABN Amro Bank, N.V. as Documentation
          Agent.                                                   (11)
     (b)  Amendment to the 364-Day Competitive
          Advance, Revolving Credit and Guaranty
          Agreement dated as of October 21, 1999
          among the Company, the guarantors named
          therein, the banks named therein, the
          Chase Manhattan Bank as Administrative
          Agent, and ABN Amro Bank, N.V. as
          Documentation Agent                                        91
4.2  (a)  Commercial Paper Issuing and Paying
          Agency Agreement dated as of August 12,
          1999 between the Company and the Chase
          Manhattan Bank                                            112
     (b)  Commercial Paper Dealer Agreement dated
          as of August 12, 1999 between the Company
          and Goldman, Sachs & Co.                                  120
10.1      1992 Stock Option Plan adopted May 26, 1992               (4)
10.2      1993 Stock Option Plan                                    (2)
10.3      1998 Stock Option Plan                                    (1)
10.4      Nonstatutory Stock Option Agreement
          between the Company and Burton C.
          Borgelt                                                   (3)
10.5 (a)  Employee Stock Ownership Plan as amended
          effective as of December 1, 1982,
          restated as of January 1, 1991                            (7)
     (b)  Second amendment to the DENTSPLY
          Employee Stock Ownership Plan                            (10)
     (c)  Third Amendment to the DENTSPLY
          Employee Stock Ownership Plan                            (12)
10.6 (a)  Retainer Agreement dated December 29,
          1992 between the Company and State Street
          Bank and Trust Company ("State Street")                   (5)
     (b)  Trust Agreement between the Company and
          State Street Bank and Trust Company dated
          as of August 11, 1993                                     (6)
     (c)  Amendment to Trust Agreement between the
          Company and State Street Bank and Trust
          Company effective August 11, 1993                         (6)
10.7      Employment Agreement dated January 1,
          1996 between the Company and Burton C.
          Borgelt                                                   (9)

10.8 (a)  Employment Agreement dated as of
          December 31, 1987 between the Company
          and John C. Miles II                                      (5)
     (b)  Amendment to Employment Agreement between
          the Company and John C. Miles II dated
          February 16, 1996, effective January 1, 1996              (9)
10.9      Employment Agreement dated as of December
          31, 1987, as amended as of February 8,
          1990, between the Company and Leslie A.
          Jones                                                     (5)
10.10     Employment Agreement dated as of December
          10, 1992 between the Company and Michael
          R. Crane                                                  (5)
10.11     Employment Agreement dated as of December
          10, 1992 between the Company and Edward
          D. Yates                                                  (5)
10.12     Employment Agreement dated January 1,
          1996 between the Company and W. William
          Weston                                                    (9)
10.13     Employment Agreement dated January 1,
          1996 between the Company and Thomas L.
          Whiting                                                   (9)
10.14     Employment Agreement dated October 11,
          1996 between the Company and Gerald K.
          Kunkle Jr.                                               (10)
10.15     Employment Agreement dated April 20,
          1998 between the Company and William R.
          Jellison                                                 (12)
10.16     Employment Agreement dated September 10,
          1998 between the Company and Brian M.
          Addison                                                  (12)
10.17     Employment Agreement dated June 1, 1999
          between the Company and J. Henrik Roos                    135
10.18     Midwest Dental Products Corporation
          Pension Plan as amended and restated
          effective January 1, 1989                                 (7)
10.19     Revised Ransom & Randolph Pension Plan,
          as amended effective as of September 1,
          1985, restated as of January 1, 1989                      (7)
10.20     DENTSPLY International Inc. Directors'
          Deferred Compensation Plan effective
          January 1, 1997                                          (10)
10.21(a)  Asset Purchase and Sale Agreement, dated
          January 10, 1996, between Tulsa Dental
          Products, L.L.C. and DENTSPLY
          International Inc.                                        (8)
     (b)  Amendment to Asset Purchase and Sale
          Agreement between Tulsa Dental Products,
          L.L.C. and DENTSPLY, dated January 1,
          1999                                                      142
10.22     Supplemental Executive Retirement Plan
          effective January 1, 1999                                (12)
10.23     Written Description of Year 1999
          Incentive Compensation Plan                               144
21.1      Subsidiaries of the Company                               145

23.1      Consent of KPMG LLP                                       148
27        Financial Data Schedule                                   149
-------------------

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

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-16211.