Form 10-Q
period 2000-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2000-05-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2000 the Company had 51,898,826 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of 18
                                    ----
                    Exhibit Index at Page 17
                                          ----

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended March 31, 2000
                                 ---------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       6
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       7

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      11

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      14


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     15
   Item 6 - Exhibits and Reports on Form 8-K............     15

   Signatures...........................................     16

                                  PART I
                           FINANCIAL INFORMATION
                     Item 1.     FINANCIAL STATEMENTS
                        DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
                                                March 31,     December 31,
                                                  2000            1999
ASSETS                                         -----------   ------------
Current assets:                                       (in thousands)
  Cash and cash equivalents                     $   7,298       $   7,276
  Accounts and notes receivable-trade, net        124,899         127,911
  Inventories                                     136,497         135,480
  Prepaid expenses and other current assets        38,875          44,001
                                                ---------       ---------
     Total Current Assets                         307,569         314,668
Property, plant and equipment, net                177,461         180,536
Other noncurrent assets, net                       14,828          14,963
Identifiable intangible assets, net                78,240          80,374
Costs in excess of fair value of net
 assets acquired, net                             265,460         269,047
                                               ----------     -----------
Total Assets                                    $ 843,558       $ 859,588
LIABILITIES AND STOCKHOLDERS' EQUITY           ==========     ===========
Current liabilities:
  Accounts payable                              $  37,203       $  40,467
  Accrued liabilities                              80,089          80,922
  Income taxes payable                             41,247          34,676
  Notes payable and current portion
   of long-term debt                               18,163          20,155
                                               ----------     -----------
     Total Current Liabilities                    176,702         176,220
Long-term debt                                    134,162         145,312
Deferred income taxes                              20,789          20,240
Other liabilities                                  44,928          46,445
                                               ----------     -----------
     Total Liabilities                            376,581         388,217
                                               ----------     -----------
Minority interests in consolidated subsidiaries     2,426           2,499
                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; .25 million
   shares authorized; no shares issued
  Common stock, $.01 par value; 100 million
   shares authorized; 54.3 million shares
   issued at March 31, 2000 and 54.3 million shares
   issued shares issued at December 31, 1999          543             543
  Capital in excess of par value                  151,479         151,509
  Retained earnings                               421,349         402,408
  Accumulated other comprehensive income (loss)   (47,483)        (43,209)
  Employee stock ownership plan reserve            (6,078)         (6,458)
  Treasury stock, at cost, 2.3 million shares
   at March 31, 2000 and 1.5 million shares
   at December 31, 1999                           (55,259)        (35,921)
                                               ----------      ----------
     Total Stockholders' Equity                   464,551         468,872
                                               ----------      ----------
Total Liabilities and Stockholders' Equity      $ 843,558       $ 859,588
                                               ==========      ==========
See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)




                                             Three Months Ended
                                                   March 31,
                                            --------------------
                                              2000           1999
                                           --------       -------
                                 (in thousands, except per share data)



Net sales                                 $212,530        $196,589
Cost of products sold                      102,013          94,960
                                          --------         -------
Gross profit                               110,517         101,629
Selling, general and
 administrative expenses                    73,777          67,320
                                          --------         -------
Operating income                            36,740          34,309
Interest expense                             3,000           4,573
Interest income                               (389)           (121)
Other (income) expense, net                     23            (554)
                                          --------        --------
Income before income taxes                  34,106          30,411
Provision for income taxes                  11,913          10,884
                                          --------        --------
Net income                                $ 22,193         $19,527
                                          ========        ========



Earnings per common share:
   Basic                                      $.42            $.37
   Diluted                                    $.42            $.37

Cash dividends declared
 per common  share                          $.0625         $.05625

Weighted average common
 shares outstanding:
   Basic                                    52,315          52,566
   Diluted                                  52,536          52,758











See accompanying notes to unaudited consolidated condensed financial statements.

                      DENTSPLY INTERNATIONAL INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
Cash flows from operating activities:                   (in thousands)
   Net income                                        $ 22,193   $ 19,527
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      5,925      5,090
      Amortization                                      4,811      5,519
      Other, net                                        7,783    (12,885)
                                                     --------   --------
Net cash provided by operating activities              40,712     17,251
                                                     --------   --------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired        ---      3,446
   Property, plant and equipment additions             (7,018)    (6,668)
   Other, net                                            (528)       ---
                                                     --------   --------
Net cash used in investing activities                  (7,546)    (3,222)
                                                     --------   --------
Cash flows from financing activities:
   Debt repayment                                     (86,787)   (27,574)
   Proceeds from long-term debt                        75,907      7,653
   Increase in bank overdrafts and other
    short-term borrowings                              (1,506)    12,829
   Cash paid for treasury stock                       (19,973)       ---
   Cash dividends paid                                 (3,295)    (5,912)
   Other, net                                             985      1,837
                                                     --------   --------
Net cash used in financing activities                 (34,669)   (11,167)
                                                     --------   --------
Effect of exchange rate changes on cash
 and cash equivalents                                   1,525     (2,444)
                                                     --------   --------
Net increase in cash and cash equivalents                  22        418
Cash and cash equivalents at beginning of period        7,276      8,690
                                                     --------   --------
Cash and cash equivalents at end of period           $  7,298   $  9,108
                                                     ========   ========


Supplemental disclosures of cash flow information:
 Interest paid                                       $  2,351   $  3,848
 Income taxes paid                                      4,528      6,662





See accompanying notes to unaudited consolidated condensed financial statements.

                                                   DENTSPLY INTERNATIONAL INC.
                                    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (unaudited)


                                                                    Accumulated
                                           Capital in                  Other                                        Total
                                 Common    Excess of     Retained   Comprehensive                   Treasury     Stockholders'
                                  Stock    Par Value     Earnings   Income(Loss)    ESOP Reserve     Stock          Equity
(in thousands)                   ------    -----------   --------   -------------   ------------    ---------    ------------

Balance at December 31, 1999     $  543     $151,509     $402,408     $(43,209)       $ (6,458)     $(35,921)      $468,872

Comprehensive Income:
  Net income                                               22,193                                                    22,193
  Other comprehensive income
   Foreign currency translation
    adjustments                                                         (4,274)                                      (4,274)
                                                                                                                   --------
  Comprehensive Income                                                                                               17,919
Exercise of stock options and
 warrants                                        (81)                                                    635            554
Tax benefit related to stock
 options and warrants exercised                   51                                                                     51
Repurchase of .81 million shares
 of common stock                                                                                     (19,973)       (19,973)
Cash dividends declared, $.0625
 per share                                                 (3,252)                                                   (3,252)
Net change in ESOP reserve                                                                 380                          380

Balance at March 31, 2000        $  543     $151,479     $421,349     $(47,483)       $ (6,078)     $(55,259)      $464,551
                                 ======     ========     ========     ========        ========      ========       ========






See accompanying notes to unaudited consolidated condensed financial statements.

                        DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      --------------------------------------------------------------
                             MARCH 31, 2000
                           ------------------

     The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent 10-K Filed March 30, 2000 are updated where appropriate.

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

Inventories
-----------

     Inventories are stated at the lower of cost or market. At March 31, 2000 and December 31, 1999, the cost of $14.4 million or 11% and $15.5 million or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

     The following table sets forth the computation of basic and diluted earnings per common share:

                                           Three Months Ended
                                                March 31,
                                            2000       1999
Basic EPS Computation:                     -------    -------
---------------------
Numerator(Income)                          $22,193    $19,527
                                           -------    -------
Denominator:
 Common shares outstanding                  52,315     52,566
                                           -------    -------
Basic EPS                                  $   .42    $   .37
                                           =======    =======
Diluted EPS Computation:
-----------------------
Numerator(Income)                          $22,193    $19,527
                                           -------    -------
Denominator:
 Common shares outstanding                  52,315     52,566
 Incremental shares from assumed
  exercise of dilutive options
  and warrants                                 221        192
                                           -------    -------
 Total shares                               52,536     52,758
                                           -------    -------
Diluted EPS                                $   .42    $   .37
                                           =======    =======


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following:

                                    March 31,      December 31,
                                      2000            1999
                                  -------------   ------------
                                         (in thousands)
     Finished goods                 $ 81,304        $ 77,786
     Work-in-process                  23,599          25,519
     Raw materials and supplies       31,594          32,175
                                    --------        --------
                                    $136,497        $135,480
                                    ========        ========

     Pre-tax income was $.1 million lower in the three months ended March 31, 2000 and $.1 million lower for the same period in 1999 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be lower than reported at March 31, 2000 and December 31, 1999 by $.2 million and $.3 million, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                              March 31,        December 31,
                                                2000            1999
                                            -------------   ------------
     Assets, at cost:                              (in thousands)
        Land                                  $ 14,762        $ 15,405
        Buildings and improvements              84,939          86,148
        Machinery and equipment                159,042         155,735
        Construction in progress                 9,972           9,836
                                              --------        --------
                                               268,715         267,124
     Less: Accumulated depreciation             91,254          86,588
                                              --------        --------
                                              $177,461        $180,536
                                              ========        ========


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
------------------------------------------

     The decreases from December 31, 1999 in notes payable and current portion of long-term debt ($2.0 million)and long-term debt ($11.2 million) were primarily due to the company's strong cash flows from operating activities.


NOTE 6 - RESTRUCTURING AND OTHER COSTS
--------------------------------------

In 1998, the Company recorded restructuring charges related to the closure of its German tooth manufacturing facility and the discontinuance of its New Image division's intra-oral camera business. The activity related to these restructurings was disclosed in the Company's most recent 10-K filed March 30, 2000 (Note 15). There was no material activity related to these restructurings during the period ended March 31, 2000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company has filed a motion for summary judgment in the Department of Justice case. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

                     DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain  statements  made  by  the  Company,   including  without  limitation,
statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

For the quarter ended March 31, 2000, net sales increased $15.9 million, or 8.1%, to $212.5 million, up from $196.6 million in the same period of 1999.

Base business sales grew 11.1% in the first quarter. The impact of currency translation had a significant negative effect of 3.0% on the first quarter results compared to the comparable period in 1999 due to the strengthening of the U.S. dollar against the major European currencies.

Sales for the first quarter in the United States grew 12.6%. Base business growth in ultrasonic and x-ray equipment, consumables and other dental products was partially offset by sales declines in handpieces and non-dental products.

European  base  business  sales,  including the  Commonwealth  of  Independent
States (CIS), increased 4.6%. This, however, was offset by the impact of currency translation, which had a negative 10.2% effect on the quarter. Sales of consumables in Germany rebounded compared to the prior year quarter but was partially offset by weak sales of equipment.

Asia (excluding Japan) and Latin America sales increased 28.8% as the 30.7% increase in base business sales was offset slightly by the impact of currency translation, which had a negative 1.9% on the quarter. Asia's base business grew 80.8% as the Asian economy continued to stabilize. Prior year Asian sales were impacted by returns from over extended dealers in India. The Asian base business sales increase would have been 30.9% without the increase from India's sales. Base business in Latin America grew 15.8% in local currency, including some large intermittent government and dental school sales, offset by a decline of 2.9% due to currency translation. Due to the infrequency of these government and school sales, the growth rate in the first quarter is not expected to be sustained.

Sales in the rest of the world grew 6.8%: 5.3% from base business primarily in Canada and Middle East/Africa (MEA); plus 1.5% from the impact of currency translation.

Consumable product sales were up 9.6% including base business sales growth of 12.8%, less 3.2% from the impact of currency translation.

Equipment base sales increased 8.7%. Dental x-ray equipment base sales increased 6.8% and ultrasonic base business sales increased 18.3% (up 10% without the increase from India). These increases were offset somewhat by negative 2.6% from currency translation and a slight reduction in the sale of handpieces.

Gross profit grew 8.7% in the first quarter due to higher sales and a higher gross profit percentage. The 2000 first quarter gross profit percentage was 52.0% compared to 51.7% for the first quarter of 1999. This resulted from favorable product mix and operating improvements, offset partially by the negative impacts of exchange rates.

Selling,  general and  administrative  (SG&A) expenses increased $6.5 million, or 9.6%. As a percentage of sales, expenses increased from 34.2% in the first quarter of 1999 to 34.7% for the same period of 2000. This increase was mainly due to sales and marketing expenses associated with new product launches as well as expenses related to the introduction of PepGen P-15 (new product for the treatment of osseous or "bony" defects resulting from moderate to severe periodontitis) to the periodontal community. In addition, the first quarter of 1999 included a credit of $1.1 million for pension expense in Germany resulting from the curtailment of the Dreieich operation pension plan.

Net interest expense decreased $1.8 million in the first quarter of 2000 due to lower debt in 2000 and savings in interest expense resulting from lower rate Swiss debt. Other income decreased $.6 million in the first quarter of 2000. Other income in the first quarter of 1999 included $.8 million related to the divestiture of medical businesses in 1994.

Income before income taxes increased $3.7 million, or 12.2% to $34.1 million from $30.4 million in the first quarter of 1999. The effective tax rate for operations was lowered to 34.9% in the first quarter of 2000 compared to 35.8% in the first quarter of 1999 reflecting savings from federal, state and foreign tax planning activities. Net income increased $2.7 million, or 13.7%, from the first quarter of 1999 due to higher sales, higher gross profit as a percentage of net sales, lower net interest expense, and a lower provision for income tax. Basic and diluted earnings per common share increased from $.37 in 1999 to $.42 in 2000, or 13.5%.

LIQUIDITY AND CAPITAL RESOURCES

Investing activities for the three months ended March 31, 2000 include capital expenditures of $7.0 million.


In December 1999, the Board of Directors authorized a stock buyback program for 2000 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. In March 2000, the Board of Directors made an amendment to this program which increased the number of shares to
4.0 million. During the first three months of 2000, the Company repurchased .8 million shares of its common stock for approximately $20 million. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

The Company's current ratio was 1.7 with working capital of $130.7 million at March 31, 2000. This compares with a current ratio of 1.8 and working capital of $138.4 million at December 31, 1999.

At the beginning of the first quarter, the Company converted approximately $60 million under its revolving credit agreement to Swiss francs. This enabled the Company to not only reduce its interest expense by 2.5% to 3.5% but also allowed the Company to naturally hedge its Swiss franc exposure on its investments in Switzerland. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan and Commercial Paper facilities.

For the three months ended March 31, 2000, cash flows from operating activities were $40.7 million compared to $17.3 million for the three months ended March 31, 1999. The 1999 cash flows from operating activities included $9.2 million of negative cash flows associated with the two restructurings recorded in 1998. The increase of $23.4 million results primarily from increased earnings, decreases in accounts receivable, deferred income taxes and prepaid expenses and other current assets and increases in accrued liabilities offset by increases in inventories.

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

This statement was originally required to be adopted effective January 1, 2000; however, in June 1999 FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date to January 1, 2001. The Company has not yet determined the full effect of adopting FASB 133.


YEAR 2000

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 1999.

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

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company has filed a motion for summary judgment in the Department of Justice case. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


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

   (b)  Reports on Form 8-K
        -------------------
         On February 16, 2000 the Company filed a Form 8-K, under item 4, reporting that it had changed its Certifying Accountants effective for the 2000 fiscal year and other information required by Regulation S-K Item 304. On March 1, 2000, Amendment 1 to this Form 8-K was filed on Form 8-K/A, under items 4 and 7. This amendment related to the inclusion of a letter from the former accountants stating whether they agree or disagree with the statements made by the Company under item 4.

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 15, 2000             /s/  John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                               Chairman and
                              Chief Executive Officer



May 15, 2000             /s/  William R. Jellison
-----------------             ----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          27      Financial Data Schedule                     18
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)