Form 10-Q
period 2000-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2000-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               --------------

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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 2000 the Company had 51,715,953 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of 20
                                    ----
                    Exhibit Index at Page 19
                                          ----
                                       1

                  DENTSPLY INTERNATIONAL INC.
                            FORM 10-Q

              For Quarter Ended June 30, 2000
                                 ---------------




                               INDEX
                               -----





                                                         Page No.
                                                         --------
PART I - FINANCIAL INFORMATION (unaudited)

   Item 1 - Financial Statements
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       6
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       7

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      11

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      15


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     16

   Item 4 - Submission of matters to a vote of Security.
      Holders ..........................................     16

   Item 6 - Exhibits and Reports on Form 8-K............     17

   Signatures...........................................     18

                        PART I
                 FINANCIAL INFORMATION
             Item 1.  FINANCIAL STATEMENTS
              DENTSPLY INTERNATIONAL INC.
        CONSOLIDATED CONDENSED BALANCE SHEETS
                      (unaudited)

                                                         June 30,         December 31,
                                                           2000               1999
ASSETS
Current Assets:                                                     (in thousands)
   Cash and cash equivalents                            $    6,892         $   7,276
   Accounts and notes receivable-trade, net                131,482           127,911
   Inventories                                             139,217           135,480
   Prepaid expenses and other current assets                41,379            44,001

      Total Current Assets                                 318,970           314,668
Property, plant and equipment, net                         177,911           180,536
Other noncurrent assets, net                                15,412            14,963
Identifiable intangible assets, net                         76,452            80,374
Costs in excess of fair value of net
   assets acquired, net                                    262,262           269,047

Total Assets                                            $  851,007         $ 859,588


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                     $   38,956         $  40,467
   Accrued liabilities                                      82,882            80,922
   Income taxes payable                                     38,186            34,676
   Notes payable and current portion
      of long-term debt                                     20,569            20,155

         Total Current Liabilities                         180,593           176,220
Long-term debt                                             121,234           145,312
Deferred income taxes                                       20,013            20,240
Other liabilities                                           45,896            46,445

       Total Liabilities                                   367,736           388,217

Minority interests in consolidated subsidiaries              2,423             2,499

Commitments and contingencies (Note 6)
Stockholders' equity:
   Preferred stock, $.01 par value; .25 million
     shares authorized; no shares issued
   Common stock, $.01 par value; 100 million
      shares authorized; 54.3 million shares
      issued at June 30, 2000 and December 31, 1999            543               543
Capital in excess of par value                             151,388           151,509
Retained earnings                                          442,740           402,408
Accumulated other comprehensive income (loss)              (48,294)          (43,209)
Employee stock ownership plan reserve                       (5,698)           (6,458)
Treasury stock, at cost, 2.5 million shares
   at June 30, 2000 and 1.5 million shares
   at December 31, 1999                                    (59,831)          (35,921)

Total Stockholder's Equity                                 480,848           468,872

Total Liaibilities and Stockholders' Equity             $  851,007         $ 859,588

See accompanying notes to unaudited consolidated condensed financial statements

           DENTSPLY INTERNATIONAL INC.
   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (UNAUDITED)


                                                   Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                     2000        1999            2000        1999

                                                 (in thousands, except per share data)


Net sales                                         $223,290    $209,125        $435,820    $405,713
Cost of products sold                              104,814      99,709         206,827     194,669

Gross profit                                       118,476     109,416         228,993     211,044
Selling, general and admin. expenses                78,745      73,020         152,522     140,340

Operating income                                    39,731      36,396          76,471      70,704
Interest expense                                     2,679       4,295           5,679       8,867
Interest income                                       (452)       (376)           (841)       (498)
Other (income) expense, net                            169        (355)            192        (909)

Income before income taxes                          37,335      32,832          71,441      63,244
Provision for income taxes                          12,708      11,642          24,622      22,526

Net income                                        $ 24,627    $ 21,190        $ 46,819    $ 40,718


Earnings per common share:
     Basic                                        $    .47    $    .40        $    .90    $    .77
     Diluted                                           .47         .40             .89         .77


Cash dividends declared per common share          $ .06250    $ .05625        $ .12500    $ .11250


Weighted average common shares outstanding:
     Basic                                          51,912      52,758          52,113      52,663
     Diluted                                        52,378      52,947          52,459      52,854






See accompanying notes to unaudited consolidated condensed financial statements.



           DENTSPLY INTERNATIONAL INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (unaudited)

                                                 Six Months Ended
                                                      June 30,
                                                   2000      1999
                                                 (in thousands)

Cash flows from operating activities:
     Net income                                   $ 46,819  $ 40,718
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation                        11,932     9,883
                Amortization                         9,709     8,474
                Other, net                          (4,762)  (18,156)

Net cash provided by operating activities           63,698    40,919

Cash flows from investing activities:
     Acquisition of businesses, net of cash acqui    1,274     3,446
     Additional consideration for prior purchased
          business                                       -    (5,000)
     Property, plant and equipment additions       (13,510)  (13,989)
     Other, net                                       (865)       19

Net cash used in investing activities              (13,101)  (15,524)

Cash flows from financing activities:
     Long-term debt repayment                     (102,868)  (45,058)
     Proceeds from long-term debt                   79,194    11,894
     Increase in bank overdrafts and other
        short-term borrowings                        1,088    15,450
     Cash paid for treasury stock                  (26,500)        -
     Cash dividends paid                            (6,541)   (5,912)
     Other, net                                      3,229     4,561

Net cash used in financing activities              (52,398)  (19,065)

Effect of exchange rate changes on cash
  and cash equivalents                               1,417    (4,184)

Net increase (decrease) in cash and cash equivale     (384)    2,146
Cash and cash equivalents at beginning of period     7,276     8,690

Cash and cash equivalents at end of period        $  6,892  $ 10,836

Supplemental disclosures of cash flow information:
     Interest paid                                $  4,006  $  7,270
     Income taxes paid                              16,950    16,532

Non-cash investing and financing transactions:
  Issuance of treasury stock in connection with t        -     3,353
    acquisition of certain assets

See accompanying notes to unaudited consolidated condensed financial statements.

    DENTSPLY INTERNATIONAL INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
            (unaudited)

                                                                      Accumulated
                                               Capital in                Other                              Total
                                     Common    Excess of   Retained   Comprehensive   ESOP    Treasury    Stockholders'
(in thousands)                       Stock     Par Value   Earnings   Income (Loss)  Reserve    Stock       Equity

Balance at December 31, 1999         $  543  $   151,509 $ 402,408  $     (43,209) $(6,458) $ (35,921)  $     468,872

Comprehensive Income:
     Net income                           -            -    46,819              -        -          -          46,819
     Other comprehensive income
       Foreign currency translation
         adjustments                      -            -         -         (5,085)       -          -          (5,085)

     Comprehensive Income                                                                                      41,734
Exercise of stock options and
  warrants                                -         (311         -              -        -      2,590           2,279
Tax benefit related to stock
  options & warrants exercised            -          190         -              -        -          -             190
Repurchase of 1.03 million shares
  of common stock                         -            -         -              -        -    (26,500)        (26,500)
Cash dividends declared, $.125
  per share                               -            -    (6,487)             -        -          -          (6,487)
Net change in ESOP reserve                -            -         -              -      760          -             760

Balance at June 30, 2000             $  543  $   151,388 $ 442,740  $     (48,294) $(5,698) $ (59,831)  $     480,848


See accompanying notes to unaudited consolidated condensed financial statements.

                                       6

DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2000

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

Principles of Consolidation

     The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries.

Inventories

     Inventories are stated at the lower of cost or market. At June 30, 2000 and December 31, 1999, the cost of $13.3 million or 10% and $15.5 million or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

Derivative Financial Instruments

     The Company's only involvement with derivative financial instruments is forward contracts to hedge certain assets and liabilities denominated in foreign currencies and swap agreements which convert current floating interest debt to fixed rates.

NOTE 2 - EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:


                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2000         1999        2000         1999
                                     (in thousands, except per share data)
Basic EPS Computation:

Numerator (Net Income)          $24,627      $21,190     $46,819      $40,718

Denominator
  Common shares outstanding      51,912       52,758      52,113       52,663

Basic EPS                         $0.47        $0.40       $0.90        $0.77


Diluted EPS Computation:

Numerator (Net Income)          $24,627      $21,190     $46,819      $40,718

Denominator
  Common shares outstanding      51,912       52,758      52,113       52,663
  Incremental shares from
    assumed exercise of dilutive
    options and warrants            466          189         346          191
  Total shares                   52,378       52,947      52,459       52,854

Diluted EPS                       $0.47        $0.40       $0.89        $0.77


NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                    June 30,      December 31,
                                      2000            1999
                                         (in thousands)
     Finished goods                 $ 82,917        $ 77,786
     Work-in-process                  24,852          25,519
     Raw materials and supplies       31,448          32,175
                                    $139,217        $135,480

     Pre-tax income was $.2 million lower in the six months ended June 30, 2000 and $.3 million lower for the same period in 1999 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method.

If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be lower than reported at June 30, 2000 and December 31, 1999 by $.1 million and $.3 million, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                              June 30,    December 31,
                                                2000            1999
     Assets, at cost:                              (in thousands)
        Land                                  $ 14,621        $ 15,405
        Buildings and improvements              85,386          86,148
        Machinery and equipment                164,738         155,735
        Construction in progress                10,136           9,836
                                               274,881         267,124
     Less: Accumulated depreciation             96,970          86,588
                                              $177,911        $180,536


NOTE 5 - RESTRUCTURING AND OTHER COSTS

In 1998, the Company recorded restructuring charges related to the closure of its German tooth manufacturing facility and the discontinuance of its New Image division's intra-oral camera business. The activity related to these restructurings was disclosed in the Company's most recent Form 10-K filed March 30, 2000 (Note 15). There was no material activity related to these restructurings during the period ended June 30, 2000.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

For the quarter ended June 30, 2000, net sales increased $14.2 million, or 6.8%, to $223.3 million, up from $209.1 million in the same period of 1999. Base business (internal sales growth exclusive of acquisition/divestitures and the impact of currency translation) sales grew 9.5%. The impact of currency translation had a significant negative effect of 2.6% on the second quarter results compared to the comparable period in 1999 due to the strengthening of the U.S. dollar against the major European currencies while divestitures in 1999 had a negative 0.1% impact on net sales growth.

Sales in the United States for the second quarter grew 9.8%. Base business growth in all equipment and consumable product categories was strong.

European base business sales, including the Commonwealth of Independent States, increased 4.5%. This, however, was offset by the impact of currency translation, which had a negative 8.4% effect on the quarter. Sales in Germany of consumables and ultrasonic equipment rebounded compared to the prior year quarter but were partially offset by weak sales of x-ray equipment throughout Europe in anticipation of the launch of new models in the third quarter of 2000.

Asian (excluding Japanese) and Latin American sales increased 10.2% as the 12.6% increase in base business sales was offset slightly by the impact of currency translation, which had a negative 2.4% effect on the quarter. Asia's base business grew 22.1% as the Asian economy continued to stabilize. Base business in Latin America grew 8.1% offset by a decline of 3.7% due to currency translation.

Sales in the rest of the world (including Japan) grew 17.3%: 19.0% from base business primarily in Canada, Middle East/Africa and Australia; less 0.1% from divestiture; and less 1.6% from the impact of currency translation. The increase in Canadian base business sales was 26.2% and included significant growth in endodontic products.

Gross profit grew $9.1 million or 8.3% in the second quarter due to higher sales and gross margin rate improvement caused by favorable product mix and manufacturing improvements along with restructuring benefits. The 2000 second quarter gross profit percentage was 53.1% compared to 52.3% for the second quarter of 1999.

Selling,  general and  administrative  (SG&A) expenses increased $5.7 million, or 7.8%. As a percentage of sales, expenses increased from 34.9% in the second quarter of 1999 to 35.3% for the same period of 2000. These expenses have increased primarily due to additional sales and marketing expenses, research and development activities and increased legal expenses. Legal expenses are expected to continue to run at a higher level than 1999 throughout the year and selling expenses will run higher in the second half as new sales representatives are brought on board.

Net interest expense decreased $1.7 million in the second quarter of 2000 due to lower debt in 2000 and savings resulting from lower rate Swiss debt. Other (income) expense was unfavorable to 1999 by $0.5 million due mainly to an increase in currency transaction losses of $0.4 million.

Income before income taxes increased $4.5 million, or 13.7% to $37.3 million from $32.8 million in the second quarter of 1999. The effective tax rate for operations was lowered to 34.0% in the second quarter of 2000 compared to 35.5% in the second quarter of 1999 reflecting savings from federal, state and foreign tax planning activities. Net income increased $3.4 million, or 16.2%, from the second quarter of 1999 due to higher sales, higher gross profit as a percentage of net sales, lower net interest expense, and a lower provision for income tax. Basic and diluted earnings per common share increased from $.40 in 1999 to $.47 in 2000, or 17.5%.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

For the first half of 2000, net sales increased $30.1 million, or 7.4%, to $435.8 million, up from $405.7 million in the same period of 1999. The impact of currency translation had a significant negative effect of 2.8% on the first half sales compared to the comparable period in 1999 due to the strengthening of the U.S. dollar against the major European currencies while divestitures in 1999 had a negative 0.4% impact on net sales growth. Base business growth was 10.6% for the first six months.

Sales in the United States grew 11.1%, with strong growth in ultrasonic and x-ray equipment, and throughout the consumables categories.

European  base business  sales,  including the  Commonwealth  of  Independent
States, increased 4.9%. This, however, was offset by the impact of currency translation, which had a negative 9.3% effect on the first six months of 2000.

Asian (excluding Japanese) and Latin American sales increased 18.2% as the 20.4% increase in base business sales was offset slightly by the impact of currency translation, which had a negative 2.2% effect on the first six months. Asia's base business grew 42.8% as the Asian economy continued to stabilize. Prior year Asian sales were impacted by returns from over extended dealers in India. The Asian base business sales increase was 26.4% without India. Base business in Latin America grew 11.7%, including some large intermittent government and dental school sales, offset by a decline of 3.3% due to currency translation.

Sales in the rest of the world grew 12.2%: 12.5% from base business primarily in Canada, Middle East/Africa and Australia; less 0.2% from divestiture; and less 0.1% from the impact of currency translation.

Gross profit grew $17.9 million or 8.5% in the first half of 2000 due to higher sales and a gross margin rate improvement. The 2000 first half gross profit percentage was 52.5% compared to 52.0% for the first half of 1999.

SG&A expenses increased $12.2 million, or 8.7%. As a percentage of sales, expenses increased from 34.6% in the first half of 1999 to 35.0% for the same period of 2000. The first half of 2000 included an increase of $3.5 million in legal expenses, primarily for litigation with the Justice Department, defense of endodontic patents and litigation related to the disposable air/water syringe tips.

Net interest expense decreased $3.5 million in the first half of 2000 due to lower debt in 2000 and savings resulting from lower rate Swiss debt. Other (income) expense was unfavorable to 1999 by $1.1 million.

The effective tax rate for operations was lowered to 34.5% in the first half of 2000 compared to 35.6% in the first half of 1999 reflecting savings from federal, state and foreign tax planning activities.

Net income increased $6.1 million, or 15.0%, from the first half of 1999 due to higher sales, higher gross profit percentage, lower interest expense, and a lower income tax rate; partially offset by the increase in operating expenses and the unfavorable fluctuation in other (income) expense. Basic earnings per common share increased from $.77 in 1999 to $.90 in 2000, or 16.9%. Diluted earnings per common share increased from $.77 in 1999 to $.89 in 2000, or 15.6%

LIQUIDITY AND CAPITAL RESOURCES

In December 1999, the Board of Directors authorized a stock buyback program for 2000 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. In March 2000, the Board of Directors made an amendment to this program which increased the number of shares to
4.0  million.  During the first six months of 2000,  the  Company  repurchased
1.0 million shares of its common stock for $26.5 million. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

The Company's current ratio was 1.8 with working capital of $138.4 million at June 30, 2000. This compares with a current ratio of 1.8 and working capital of $138.4 million at December 31, 1999.

The company's long-term debt decreased $24.1 million from December 31, 1999 to $121.2 million. The resulting long-term debt to total capitalization at
June 30, 2000 was 20.1% compared to 23.7% at December 31, 1999. At the beginning of the first quarter, the Company converted approximately $60 million under its revolving credit agreement to Swiss francs. This enabled the Company to not only reduce its interest expense by 2.5% to 3.5% but also allowed the Company to naturally hedge its Swiss franc exposure on its investments in Switzerland. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing Bank Revolving Loan and Commercial Paper facilities.

For the six months ended June 30, 2000, cash flows from operating activities were $63.7 million compared to $40.9 million for the six months ended June
30, 1999. The 1999 cash flows from operating activities included $11.7 million of negative cash flows associated with the two restructurings recorded in 1998. The increase of $22.8 million results primarily from increased earnings, decreases in deferred income taxes and prepaid expenses and other current assets and increases in accrued liabilities offset by increases in inventories.

Investing activities for the six months ended June 30, 2000 include capital expenditures of $13.5 million.

Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million plus $5.0 million in May 1999 related to contingent consideration (earn-out) provisions in the purchase agreement based on performance of the acquired business. The agreement provides for an additional earn-out payment based on the future operating performance of the Tulsa Dental business for one of the two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002, as selected by the seller. Based on current performance, this earn-out is estimated to be approximately $70-80 million.

NEW STANDARDS

Statement of Financial Accounting Standards No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was originally required to be adopted effective January 1, 2000; however, in June 1999 FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date to January 1, 2001. In June 2000 FASB issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FAS 133". This statement amends certain areas of FASB 133 that have caused implementation difficulties for some companies getting ready for its application. This amendment is also effective on January 1, 2001. The Company has put together a team, which is currently evaluating the numerous provisions of these standards and how they will impact the Company's results of operations, financial position and cash flows. The Company has not yet determined the full effect of adopting these new statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which addresses principles of revenue recognition. The Company is currently evaluating the impact SAB No. 101 will have on its financial statements and revenue recognition policies and procedures, if any.


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

   (a)  On May 24, 2000, the Company held its 2000 Annual Meeting of
        Stockholders.

   (b)  Not applicable.

   (c) The following matters were voted upon at the Annual Meeting, with the results indicated:
        1.  Election of Class II Directors:
                                                Votes        Broker
            Nominee               Votes For    Withheld     Non-Votes
            -------               ----------   --------     ----------
            Cynthia P. Danaher   40,971,357    601,764         N/A
            Leslie A. Jones      40,921,181    651,940         N/A
            Edgar H. Schollmaier 41,042,860    530,261         N/A

        2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 2000:

            Votes For:   40,661,458    Votes Against:   868,816
            Abstentions:     42,847    Broker Non-Votes: N/A

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

   (b)  Reports on Form 8-K
        -------------------
         On February 16, 2000 the Company filed a Form 8-K, under item 4, reporting that it had changed its Certifying Accountants effective for the 2000 fiscal year and other information required by Regulation S-K Item 304. On March 1, 2000, Amendment 1 to this
         Form 8-K was filed on Form 8-K/A, under items 4 and 7. This amendment related to the inclusion of a letter from the former accountants stating whether they agree or disagree with the statements made by the Company under item 4. On April 6, 2000, Amendment 2 to this Form 8-K was filed on Form 8-K/A, under items 4 and 7. The purpose of this amendment was to provide an update of the information required by Regulation S-K Item 304 through March 30, 2000, the date the former accountants' final audit report was filed with the SEC, within the Company's annual report on Form 10-K.

 Signatures
 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 14, 2000          /s/  John C. Miles II
-----------------             ----------------------------------
Date                          John C. Miles II
                              Chairman and
                              Chief Executive Officer



August 14, 2000          /s/  William R. Jellison
-----------------             ----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX
                               -------------




        Number    Description                        Sequential Page No.
        ------    -----------                        -------------------
          27      Financial Data Schedule                     20
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)