Form 10-Q
period 2000-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2000-11-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------


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

               ( X )  Yes            (   )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2000 the Company had 51,500,956 shares of Common Stock outstanding, with a par value of $.01 per share.


                          Page 1 of 20

                    Exhibit Index at Page 19

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                     For Quarter Ended September 30, 2000





                                     INDEX






                                                         Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Balance Sheets............       3
      Consolidated Condensed Statements of Income......       4
      Consolidated Condensed Statements of Cash Flows..       5
      Consolidated Condensed Statement of
        Stockholders' Equity...........................       6
      Notes to Unaudited Consolidated Condensed
        Financial Statements...........................       7

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....      11

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk................................      16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................     17

   Item 6 - Exhibits and Reports on Form 8-K............     17

   Signatures...........................................     18

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           DENTSPLY INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  September 30,  December 31,
                                                                                       2000         1999
                                                                                       ----         ----
ASSETS                                                                                  (in thousands)
Current Assets
   Cash and cash equivalents                                                       $   8,160     $   7,276
   Accounts and notes receivable-trade, net                                          126,729       127,911
   Inventories, net                                                                  138,459       135,480
   Prepaid expenses and other current assets                                          38,158        44,001
                                                                                   ---------     ---------

      Total Current Assets                                                           311,506       314,668
Property, plant and equipment, net                                                   171,921       180,536
Other noncurrent assets, net                                                          22,119        14,963
Identifiable intangible assets, net                                                   82,170        80,374
Costs in excess of fair value of net
   assets acquired, net                                                              256,870       269,047
                                                                                   ---------     ---------

Total Assets                                                                       $ 844,586     $ 859,588
                                                                                   =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                $  38,015     $  40,467
   Accrued liabilities                                                                90,551        80,922
   Income taxes payable                                                               39,087        34,676
   Notes payable and current portion
      of long-term debt                                                               13,301        20,155
                                                                                   ---------     ---------

         Total Current Liabilities                                                   180,954       176,220
Long-term debt                                                                       112,906       145,312
Deferred income taxes                                                                 19,181        20,240
Other liabilities                                                                     44,230        46,445
                                                                                   ---------     ---------

       Total Liabilities                                                             357,271       388,217
                                                                                   ---------     ---------

Minority interests in consolidated subsidiaries                                        4,633         2,499
                                                                                   ---------     ---------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; .25 million
     shares authorized; no shares issued
   Common Stock, $.01 par value; 100 million
      shares authorized; 54.3 million shares
      issued at September 30, 2000 and
      December 31, 1999                                                                  543           543
   Capital in excess of par value                                                    151,542       151,509
   Retained earnings                                                                 462,853       402,408
   Accumulated other comprehensive loss                                              (57,900)      (43,209)
   Employee stock ownership plan reserve                                              (5,318)       (6,458)
   Treasury stock, at cost, 2.7 million shares
      at September 30, 2000 and 1.5 million shares
      at December 31, 1999                                                           (69,038)      (35,921)
                                                                                   ---------     ---------

Total Stockholders' Equity                                                           482,682       468,872
                                                                                   ---------     ---------

Total Liabilities and Stockholders' Equity                                         $ 844,586     $ 859,588
                                                                                   =========     =========

See accompanying notes to unaudited consolidated condensed financial statements

                           DENTSPLY INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                ---------------------------    ----------------------------
                                                     2000           1999           2000          1999
                                                     ----           ----           ----          ----

                                                            (in thousands, except per share data)

Net sales                                        $ 215,255      $ 203,552      $ 651,075      $ 609,265
Cost of products sold                              102,952         97,242        309,779        291,911
                                                 ---------      ---------      ---------      ---------

Gross profit                                       112,303        106,310        341,296        317,354
Selling, general and administrative expenses        74,166         71,656        226,688        211,996
                                                 ---------      ---------      ---------      ---------

Operating income                                    38,137         34,654        114,608        105,358
Interest expense                                     2,538          3,586          8,217         12,453
Interest income                                        (95)          (207)          (936)          (705)
Other expense (income), net                            925           (457)         1,117         (1,366)
                                                 ---------      ---------      ---------      ---------

Income before income taxes                          34,769         31,732        106,210         94,976
Provision for income taxes                          11,434         11,046         36,056         33,572
                                                 ---------      ---------      ---------      ---------

Net income                                       $  23,335      $  20,686      $  70,154      $  61,404
                                                 =========      =========      =========      =========


Earnings per common share:
     Basic                                       $     .45      $     .39      $    1.35      $    1.16
     Diluted                                           .45            .39           1.34           1.16


Cash dividends declared per common share         $  .06250      $  .05625      $  .18750      $  .16880


Weighted average common shares outstanding:
     Basic                                          51,665         52,873         51,963         52,734
     Diluted                                        52,322         53,035         52,419         52,915





See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30
                                                            ----------------
                                                            2000          1999
                                                           ------        ------
                                                               (in thousands)

Cash flows from operating activities:
     Net income                                          $  70,154    $  61,404
     Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation                                17,762       15,599
                Amortization                                14,393       12,667
                Other, net                                   8,429      (15,036)
                                                         ---------    ---------

Net cash provided by operating activities                  110,738       74,634
                                                         ---------    ---------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired       (12,474)       4,329
     Additional consideration for prior purchased
          business                                            --         (5,000)
     Property, plant and equipment additions               (20,292)     (20,617)
     Other, net                                             (1,337)         887
                                                         ---------    ---------

Net cash used in investing activities                      (34,103)     (20,401)
                                                         ---------    ---------

Cash flows from financing activities:
     Long-term debt repayment                             (121,777)    (124,063)
     Proceeds from long-term debt                           90,236       70,336
     (Decrease)increase in bank overdrafts and other
        short-term borrowings                               (5,281)       7,961
     Cash paid for treasury stock                          (38,367)        --
     Cash dividends paid                                    (9,782)      (8,884)
     Other, net                                              6,423        5,563
                                                         ---------    ---------

Net cash used in financing activities                      (78,548)     (49,087)
                                                         ---------    ---------

Effect of exchange rate changes on cash
  and cash equivalents                                       2,797       (4,410)
                                                         ---------    ---------

Net increase in cash and cash equivalents                      884          736
Cash and cash equivalents at beginning of period             7,276        8,690
                                                         ---------    ---------

Cash and cash equivalents at end of period               $   8,160    $   9,426
                                                         =========    =========

Supplemental disclosures of cash flow information:
     Interest paid                                       $   5,679    $  10,538
     Income taxes paid                                      27,450       23,847

Non-cash transactions:
  Liabilities assumed from acquisitions                  $     404    $    --
  Issuance of treasury stock in connection with the
    acquisition of certain assets                             --          3,353

See accompanying notes to unaudited consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                  Capital in    Other                                 Total
                                           Common   Excess of     Retained    Comprehensive  ESOP      Treasury     Stockholders'
(in thousands)                             Stock    Par Value     Earnings      Loss        Reserve     Stock         Equity
                                           -----    ---------    --------       ----        -------     -----         ------

Balance at December 31, 1999           $   543    $ 151,509     $ 402,408     $(43,209)    $(6,458)    $(35,921)    $ 468,872

Comprehensive Income:
     Net income                           --           --          70,154         --          --           --          70,154
     Other comprehensive income
       Foreign currency translation
         adjustments                      --           --            --        (14,691)       --           --         (14,691)
                                                                                                                    ---------

     Comprehensive Income                                                                                              55,463
Exercise of stock options and
  warrants                                --           (433)         --           --          --          5,250         4,817
Tax benefit related to stock
  options & warrants exercised            --            466          --           --          --           --             466
Repurchase of 1.40 million shares
  of common stock                         --           --            --           --          --        (38,367)      (38,367)
Cash dividends declared, $.1875
  per share                               --           --          (9,709)        --          --           --          (9,709)
Net change in ESOP reserve                --           --            --           --         1,140         --           1,140
                                       -------    ---------     ---------     --------     -------     --------     ---------

Balance at September 30, 2000          $   543    $ 151,542     $ 462,853     $(57,900)    $(5,318)    $(69,038)    $ 482,682
                                       =======    =========     =========     ========     =======     ========     =========


See accompanying notes to unaudited consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2000


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

Inventories


      Inventories are stated at the lower of cost or market. At September 30, 2000 and December 31, 1999, the cost of $13.6 million or 10% and $15.5 million or 11%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

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

NOTE 2 - EARNINGS PER COMMON SHARE


      The following table sets forth the computation of basic and diluted earnings per common share:

                                   Three Months Ended     Nine Months Ended
                                      September 30,        September 30,
                                    2000       1999      2000     1999
                                    ----       ----      ----     ----
                                   (in thousands, except per share data)
Basic EPS Computation:

Numerator (Net Income)             $23,335   $20,686   $70,154   $61,404

Denominator
  Common shares outstanding         51,665    52,873    51,963    52,734
                                   -------   -------   -------   -------

Basic EPS                          $   .45   $   .39   $  1.35   $  1.16
                                   =======   =======   =======   =======


Diluted EPS Computation:

Numerator (Net Income)             $23,335   $20,686   $70,154   $61,404

Denominator
  Common shares outstanding         51,665    52,873    51,963    52,734
  Incremental shares from
    assumed exercise of dilutive
    options and warrants               657       162       456       181
                                   -------   -------   -------   -------
  Total shares                      52,322    53,035    52,419    52,915
                                   -------   -------   -------   -------

Diluted EPS                        $   .45   $   .39   $  1.34   $  1.16
                                   =======   =======   =======   =======


NOTE 3 - BUSINESS ACQUISITIONS

      In July 2000, the Company purchased certain assets of Midwest Orthodontic Manufacturing, LLC, based in Columbus, Indiana, in a cash transaction valued at $600,000. Midwest Orthodontic Manufacturing (MOM) produces a broad array of ancillary materials used in orthodontia from its ISO 9002 certified Indiana facility, including elastics, retainer cases and springs.

      In July 2000, the Company purchased the assets of Darway Inc., of San Mateo, California, in a cash transaction valued at $3.4 million. Darway manufactures the patented Palodent Contoured Sectional Matrix System, which is used by dentists to provide a means to contain filling material when the restoration of a tooth requires removing tooth structure that faces an adjacent tooth, the tongue or the cheek.

      In September 2000, the Company purchased the assets of San Diego Swiss Machining, Inc.'s ultrasonic dental tip business in a cash transaction valued at $7.25 million. Headquartered in Chula Vista, California, this company produces and distributes a proprietary line of ultrasonic instrument tips used to shape and clean root canals during endodontic therapy.

      In September 2000, the Company paid $2.4 million for a 51% interest in ESP, LLC (ESP). ESP will manufacture and market the Chimal product lines of lotions and creams to the worldwide dental, medical, automotive, cosmetology, industrial and food markets. The Chimal skin shield contains ingredients that bond to the skin, and seal out irritants such as chemicals and solvents while sealing in natural moisturizers.

      Subsequent to the quarter ended September 30, 2000, the Company acquired certain assets of PreVest, Inc.(PreVest) from PVI, Inc., in a cash transaction valued at approximately $2 million. Headquartered in Cleveland, OH, PreVest is a multi-industry manufacturer of investment powders produced for the precision casting of nearly all metal alloys.

     Also subsequent to the quarter ended September 30, 2000, the Company entered into an agreement in principal whereby it will acquire all of the issued and outstanding shares of Pro-Dex, Inc. (Pro-Dex) in a stock transaction valued at approximately $30 million. The transaction is expected to be completed in the first quarter of 2001. It is subject to due diligence by the parties, regulatory approval, approval by Pro-Dex shareholders and the Company's Board of Directors, completion of a definitive agreement, and other customary closing conditions. Pro-Dex, Inc. is a Colorado-based holding company with operations specializing in the manufacturing and marketing of infection control and preventive products, miniature pneumatic (air) motors and handpieces used in dental, medical and industrial applications and motion control products.

      These acquisitions were accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of estimated fair values at the dates of acquisition, pending final determination of the fair value of certain acquired assets and liabilities.


NOTE 4 - INVENTORIES


      Inventories consist of the following:

                                 September 30,      December 31,
                                      2000            1999
                                      ----            ----
                                         (in thousands)
     Finished goods                 $ 81,836        $ 77,786
     Work-in-process                  25,636          25,519
     Raw materials and supplies       30,987          32,175
                                    --------        --------
                                    $138,459        $135,480


      Pre-tax income was $.4 million lower in the nine months ended September 30, 2000 and $.4 million lower for the same period in 1999 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2000 by $.04 million and lower than reported at December 31, 1999 by $.3 million.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT


      Property, plant and equipment consist of the following:

                                           September 30,     December 31,
                                                2000            1999
                                                ----            ----
     Assets, at cost:                              (in thousands)
        Land                                  $ 13,622        $ 15,405
        Buildings and improvements              82,524          86,148
        Machinery and equipment                164,435         155,735
        Construction in progress                10,389           9,836
                                              --------        --------
                                               270,970         267,124
     Less: Accumulated depreciation             99,049          86,588
                                              --------        --------
                                              $171,921        $180,536




NOTE 6 - RESTRUCTURING AND OTHER COSTS


      In 1998, the Company recorded restructuring charges related to the closure of its German tooth manufacturing facility and the discontinuance of its New Image division's intra-oral camera business. The activity related to these restructurings was disclosed in the Company's most recent Form 10-K filed March 30, 2000 (Note 15). There was no material activity related to these restructurings during the period ended September 30, 2000. The liability outstanding at September 30, 2000 related to these restructurings was $1.7 million.


NOTE 7 - COMMITMENTS AND CONTINGENCIES


      DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

      In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company has filed motions for summary judgment in all of the above cases. Four private party class actions on behalf of indirect purchasers were filed in California state court recently. These cases are based on allegations similar to those in the Department of Justice case. The Company has filed petitions to remove such actions to the federal court. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

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

RESULTS OF OPERATIONS


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999


For the quarter ended September 30, 2000, net sales increased $11.7 million, or 5.7%, to $215.3 million, up from $203.6 million in the same period of 1999. Base business sales (internal sales growth exclusive of acquisition/divestitures and the impact of currency translation) grew 8.7%. The impact of currency translation had a significant negative effect of 3.1% on the third quarter results compared to the comparable period in 1999 due to the strengthening of the U.S. dollar against the major European currencies while acquisitions in 2000, net of divestitures in 1999, had a positive 0.1% impact on net sales growth.

Sales in the United States for the third quarter grew 9.7%. Base business sales growth was greatest in ultrasonic and x-ray equipment and consumable product categories.

European base business sales, including the Commonwealth of Independent States, increased 5.0%. This, however, was offset by the impact of currency translation, which had a negative 12.1% effect on European sales in the quarter. Sales in Germany of laboratory consumables and ultrasonic equipment continued to rebound compared to the prior year quarter offset somewhat by sluggish sales of x-ray equipment throughout Europe.

Base business sales in Asia (excluding Japan) and Latin America increased 13.9%. The impact of currency translation had no effect on the quarter in Asia/Latin America. Asia's base business sales grew 12.8% as the Asian economy continued to stabilize. Base business sales in Latin America grew 14.5% during the third quarter of 2000.

Sales in the rest of the world (including Japan) grew 3.9%: 6.8% from base business sales primarily in the Middle East/Africa and Japan; less 2.9% from the impact of currency translation.

Gross profit grew $6.0 million or 5.6% in the third quarter due to higher sales. The 2000 third quarter gross profit percentage remained unchanged at 52.2% compared to the third quarter of 1999, as the strong U.S. dollar increased the cost of U.S. dollar denominated purchases for non-U.S. locations.

Selling, general and administrative (SG&A) expenses increased $2.5 million, or 3.5%. As a percentage of sales, expenses decreased from 35.2% in the third quarter of 1999 to 34.4% for the same period of 2000. Expenses increased primarily due to additional sales and marketing expenses and increased legal expenses, offset somewhat by foreign exchange rates. Sales and marketing expenses are expected to run higher than 1999 as new telemarketing and field sales representatives continue to be brought on board.

Net interest expense decreased $0.9 million in the third quarter of 2000 due to lower debt in 2000 and savings resulting from lower rate Swiss debt. Other (income) expense was unfavorable compared to 1999 by $1.4 million due mainly to an increase in currency transaction losses in 2000 of $0.3 million, other income of $0.4 million in 1999 due to a favorable settlement of a disputed lease commitment in the United Kingdom, an increase in other expense in 2000 of $0.2 million for minority interest reflecting profitability for the CeraMed business, and the write-down of a fixed asset in 2000 for $0.3 million.

Income before income taxes increased $3.0 million, or 9.6% to $34.8 million from $31.7 million in the third quarter of 1999. The effective tax rate for operations was lowered to 32.9% in the third quarter of 2000 compared to 34.8% in the third quarter of 1999 reflecting savings from federal, state and foreign tax planning activities. Net income increased $2.6 million, or 12.8%, from the third quarter of 1999 due to higher sales, lower expenses as a percentage of net sales, lower net interest expense, and a lower income tax rate. Basic and diluted earnings per common share increased from $.39 in 1999 to $.45 in 2000, or 15.4%.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999


For the nine months ended September 30, 2000, net sales increased $41.8 million, or 6.9%, to $651.1 million, up from $609.3 million in the same period of 1999. The impact of currency translation had a significant negative effect of 2.9% on the first nine months of 2000 sales compared to the comparable period in 1999 due to the strengthening of the U.S. dollar against the major European currencies while acquisitions, net of divestitures in 1999, had a negative 0.1% impact on net sales growth. Base business sales growth was 9.9% for the first nine months.

Sales in the United States grew 10.6%, with strong growth in ultrasonic and x-ray equipment, and throughout the consumable categories.

European base business sales, including the Commonwealth of Independent States, increased 4.9%. This, however, was offset by the impact of currency translation on European sales, which had a negative 10.1% effect on the first nine months of 2000, and a negative impact of 0.5% from divestitures in 1999.

Sales in Asia (excluding Japan) and Latin America increased 16.7% as the 18.0% increase in base business sales was offset slightly by the impact of currency translation, which had a negative 1.3% effect on the first nine months. Asia's base business grew 30.1% as the Asian economy continued to stabilize. Prior year Asian sales were impacted by returns from over extended dealers in India. The Asian base business sales increase was 20.5% without India. Base business sales in Latin America grew 12.7%, offset by a decline of 2.2% due to currency translation.

Sales in the rest of the world grew 9.4%: 10.6% from base business sales primarily in Canada, Middle East/Africa and Australia; less 0.2% from a 1999 divestiture and less 1.0% from the impact of currency translation.

Gross profit grew $23.9 million, or 7.5%, in the first nine months of 2000 due to higher sales and a gross margin rate improvement. The 2000 first nine months gross profit percentage was 52.4% compared to 52.1% for the first nine months of 1999.

SG&A expenses increased $14.7 million, or 6.9%. As a percentage of sales, expenses remained unchanged, representing 34.8% of net sales for the first nine months of 2000 and the prior year comparable period. Expenses increased due to research and deveopment activities, expansion of telemarketing and field sales forces and legal expenses. The first nine months of 2000 included an increase of $4.0 million in legal expenses, primarily for litigation with the Justice Department, defense of endodontic patents and litigation related to the disposable air/water syringe tips.

Net interest expense decreased $4.5 million in the first nine months of 2000 due to lower debt in 2000 and savings resulting from lower rate Swiss debt. Other (income) expense was unfavorable to 1999 by $2.5 million, including an increase of $0.6 million in currency transaction losses during the first nine months of 2000. Other income recorded during the first nine months of 1999 included $0.8 million related to the divestiture of medical businesses in 1994 and 1996, and $0.4 million due to a favorable settlement of a disputed lease commitment in the United Kingdom. In addition, other expense during the first nine months of 2000 included higher minority interest of $0.2 million reflecting the profitability of the CeraMed business and a loss from the write-down of a fixed asset of $0.3 million.

For the nine months ended September 30, 2000, income before income taxes increased $11.2 million, or 11.8% to $106.2 million from $95.0 million in the first nine months of 1999. The effective tax rate for operations was lowered to 33.9% in the first nine months of 2000 compared to 35.3% in the first nine months of 1999 reflecting savings from federal, state and foreign tax planning activities.

Net income increased $8.7 million, or 14.2%, from the first nine months of 1999 due to higher sales, higher gross profit percentage, lower interest expense, and a lower income tax rate; partially offset by the unfavorable fluctuation in other (income) expense. Basic earnings per common share increased from $1.16 in 1999 to $1.35 in 2000, or 16.4%. Diluted earnings per common share increased from $1.16 in 1999 to $1.34 in 2000, or 15.5%.

LIQUIDITY AND CAPITAL RESOURCES


In December 1999, the Board of Directors authorized a stock buyback program for 2000 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. In March 2000, the Board of Directors made an amendment to this program which increased the number of shares to 4.0 million. During the first nine months of 2000, the Company repurchased 1.4 million shares of its common stock for $38.4 million. The timing and amounts of any additional purchases will depend upon many factors, including market conditions and the Company's business and financial condition.

The Company's current ratio was 1.7 with working capital of $130.6 million at September 30, 2000. This compares with a current ratio of 1.8 and working capital of $138.4 million at December 31, 1999.

The company's long-term debt decreased $32.4 million from December 31, 1999 to $112.9 million. The resulting long-term debt to total capitalization at September 30, 2000 was 19.0% compared to 23.7% at December 31, 1999. At the beginning of the first quarter, the Company converted approximately $60 million under its revolving credit agreement to Swiss francs. This enabled the Company to not only reduce its interest expense by 2.5% to 3.5% but also allowed the Company to naturally hedge its Swiss franc exposure on its investments in Switzerland. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and possible future acquisitions, from the funds generated from operations and amounts available under the existing bank revolving loan and commercial paper facilities.

For the nine months ended September 30, 2000, cash flows from operating activities were $110.7 million compared to $74.6 million for the nine months ended September 30, 1999. The 1999 cash flows from operating activities included $12.3 million of negative cash flows associated with the two restructurings recorded in 1998. The increase of $36.1 million results primarily from higher earnings, decreases in prepaid expenses and other current assets and increases in accrued liabilities offset by increases in inventories and accounts receivables.

Investing activities for the nine months ended September 30, 2000 include acquisitions of businesses of $12.5 and capital expenditures of $20.3 million.

Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million plus $5.0 million in May 1999 related to contingent consideration (earn-out) provisions in the purchase agreement based on performance of the acquired business. The agreement provides for an additional earn-out payment based on the future operating performance of the Tulsa Dental business for one of the three two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002, as selected by the seller. Based on current performance, this earn-out is estimated to be approximately $70-80 million. Such an earn-out would negatively impact net income annually, beginning when the contingent payment is recognized, by approximately $5.7 million and earnings per share by approximately $.11 due to additional goodwill amortization and increased borrowing costs.

NEW STANDARDS


Statement of Financial Accounting Standards No. 133 ("FASB 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. This statement, as amended, is required to be adopted effective January 1, 2001. The adoption of FASB 133 will result in the recognition of a cumulative adjustment as of January 1, 2001 for the change in accounting principle. Based on the Company's derivative positions at September 30, 2000, this adjustment is expected to increase noncurrent assets by approximately $1.7 million and other comprehensive income, net of tax, by approximately $1.0 million. The Company does not expect this statement to have a significant impact on future net income as its derivative instruments are held primarily for hedging purposes, and the Company considers the resulting hedges to be highly effective under FASB 133. Any changes in the composition of the Company's derivative instrument portfolio or changes in the market values of these instruments between now and the end of 2000 could have an impact on the cumulative adjustment to other comprehensive income.

In March 2000, FASB issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation", which clarifies the application of Accounting Principles Board Opinion 25 for certain issues. The interpretation was generally effective July 1, 2000, except for certain provisions which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

In October 2000, the Emerging Issues Task Force (EITF) of FASB issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF 00-14 "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14 beginning in the fourth quarter of 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which addresses principles of revenue recognition. The Company has examined its revenue recognition practices in light of this interpretive guidance and it does not expect a material impact from the application of SAB 101 beginning in the fourth quarter of 2000.

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

The Company's various operating units which are affected by the Euro conversion intend to keep their books in their respective legacy currency through a portion of the Transition Period. At this time, the Company does not expect the reasonable foreseeable consequences of the Euro conversion to have material adverse effects on the Company's business, operations or financial condition.


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

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company has filed motions for summary judgment in all of the above cases. Four private party class actions on behalf of indirect purchasers were filed in California state court recently. These cases are based on allegations similar to those in the Department of Justice case. The Company has filed petitions to remove such actions to the federal court. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits.  The following exhibits are filed herewith:
        --------

        Number    Description

          27 Financial Data Schedule (pursuant to Item 601(c)(1)(iv) of Regulation S-K, this exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 14, 2000        /s/  John C. Miles II
-------------------           -----------------------------------
Date                          John C. Miles II
                               Chairman and
                              Chief Executive Officer



November 14, 2000        /s/  William R. Jellison
-------------------           -----------------------------------
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer

                               EXHIBIT INDEX





        Number    Description                        Sequential Page No.

          27      Financial Data Schedule                     20
                  (pursuant to Item 601(c)(1)(iv) of
                  Regulation S-K, this exhibit shall
                  not be deemed filed for purposes
                  of Section 18 of the Securities
                  Exchange Act of 1934, as amended)