Form 10-K
period 2000-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2001-03-20
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [ X ]ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

                                      OR

      [   ]TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE                  ACT OF 1934
           For the transition period from __________ to ___________

                        Commission file number 0-16211

                          DENTSPLY International Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                            39-1434669
                (State or other jurisdiction of           (IRS Employer
                   incorporation or organization)          Identification No.)

            570 West College Avenue, York, Pennsylvania 17405-0872
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (717) 845-7511

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

      Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date was $1,903,600,040 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

      The number of shares of the registrant's Common Stock outstanding as of the close of business on February 28, 2001 was 51,668,687.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's annual report to shareholders for fiscal year 2000 (the "2000 Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K to the extent provided herein. Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, neither the 2000 Annual Report to Shareholders nor the Proxy Statement is to be deemed filed as part of this Annual Report on Form 10-K.

                                    PART I

Item 1.  Business

Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" in this Annual Report on Form 10-K.

 Overview

   DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, was created by a merger of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation in 1993 (the "Merger"). Old Dentsply, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment, and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. Today, DENTSPLY is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.


   The Company operates in a single operating segment as a designer, manufacturer and distributor of dental products in two principal categories: dental consumable and laboratory products, and dental equipment. Sales of the Company's professional dental products accounted for approximately 95% of DENTSPLY's consolidated sales in each of the last three years.

Recent Events

   Recent developments in DENTSPLY's business include the acquisition of more than twenty companies since the Merger, including five in 2000. The information about the Company's business acquisitions and divestitures set forth in Note 3 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference. Acquisitions have played an important role in the growth of DENTSPLY's business, and the Company continues to seek out and identify promising acquisitions that will strengthen and broaden existing product lines or strategically move the Company into new dental product categories.

Principal Products

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

   Consumable and Laboratory Products. Consumable and laboratory products consist of dental sundries used in dental offices in the treatment of patients and in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, endodontic (root canal) instruments and materials, dental injectable anesthetics, prophylaxis paste, dental sealants, implants, impression materials, restorative materials, crown and bridge materials, tooth whiteners, topical fluoride, cutting instruments, dental needles, and orthodontic appliances and accessories. The Company manufactures thousands of different consumable and laboratory products marketed under more than a hundred brand names.

   Dental Equipment. Dental equipment products consist of various durable goods used in dental offices for diagnosis and treatment of patients as well as in dental laboratories. DENTSPLY's dental equipment product lines include conventional and digital dental x-ray systems and related support equipment and accessories, intraoral cameras, computer imaging systems and related software, high and low speed handpieces, intraoral lighting systems, ultrasonic scalers and polishers, air abrasion systems and porcelain furnaces.

Markets, Sales and Distribution

   DENTSPLY  distributes  the great  majority  of its dental  products  through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, and bone substitute and grafting materials are sold directly to the dental laboratory or dentist in some markets, mainly in the United States. Sales to two customers, both distributors, accounted for 14% and 10%, respectively, of consolidated net sales in 2000.

   The information about the Company's foreign and domestic operations and export sales set forth in Note 4 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

   Although its sales are made primarily to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through"
marketing approach, DENTSPLY employs nearly 1,100 highly trained, product-specific sales and technical staffs to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its Educational Centers located in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders.

   DENTSPLY believes that demand in a given geographic market for dental procedures and products varies according to the stage of social, economic and technical development that the market has attained. Geographic markets for DENTSPLY's dental products can be categorized into the following three stages of development:

   The United States, Canada, Western Europe, the United Kingdom, Japan, and Australia are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditure on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

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

   The Company offers products and equipment for use in markets at each of these stages of development. The Company believes that as each of these markets develop, demand for more technically advanced products will increase. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well to take advantage of any opportunities for growth in all of the markets that it serves.

      The following trends support the Company's confidence in its industry growth outlook:

      Increasing worldwide population - Population growth continues throughout the world.

      Growth of the population 65 or older - The percentage of the United States and European population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

      Natural teeth are being retained longer - According to the Princeton Dental Resource Center's study on Oral Health and Aging, "Individuals with natural teeth are over four times as likely to visit a dentist in a given year than those without any natural teeth remaining."

      The changing dental practice in developed countries - Dentistry in developed countries has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry. DENTSPLY's product lines are well positioned to provide the new sophisticated solutions that these advanced procedures require.

      Per capita and  discretionary  incomes are increasing in emerging nations
      - As personal incomes continue to rise in the emerging nations of the Pacific Rim and Latin America, healthcare including dental services are a growing priority.

      Growth in the field of aesthetic dentistry - Those among the aging "Baby Boomer" population are not only keeping their natural teeth longer but are interested in looking their best, increasing the demand for tooth whitening and other aesthetic procedures.

Product Development

   Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing market share in product categories where gains are possible. While many of DENTSPLY's innovations represent sequential improvements of existing products, the Company also continues to successfully launch products that represent fundamental change. Its research centers in Europe and North America employ approximately 200 scientists, Ph.D.'s, engineers and technicians dedicated to research and product development. During 2000, 1999, and 1998, approximately $20.4 million, $18.5 million, and $18.2 million, respectively, was invested by the Company in connection with the development of new products and in the improvement of existing products.

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

    DENTSPLY has completed or has in progress a number of key initiatives around the world that are focused on helping the Company improve its operating margins.

1. The Company has projects in progress in Europe and North America to centralize warehousing and distribution functions. These projects are focused on minimizing both inventory levels and multiple shipments. They will also help improve product forecasting and service to our customers.

2. The Company completed two restructuring projects in 1999. Tooth manufacturing was moved from Germany to Brazil, which has a lower cost structure, and the majority of activities of the New Image division's intraoral camera operation were discontinued and the remaining activities were integrated into the Gendex equipment division located in Chicago. These initiatives began to positively affect operating performance in 2000.

3. In December 2000, the Company also announced plans to restructure its French and Latin American businesses by consolidating operations in these regions in order to eliminate duplicative functions. The Company anticipates that this plan will increase operational efficiencies and contribute to future earnings. The restructuring will result in the elimination of approximately 40 administrative positions, mainly in France. The Company anticipates that most aspects of this project will be completed and the benefits of the restructuring will begin to be realized by the end of 2001.

4. DENTSPLY continues to focus on improving its manufacturing processes at several of its manufacturing locations, providing improved flexibility. This will allow the Company to continue to reduce inventories, improve response times to changes in customer demand, and improve gross profit margins.

5. The Company also completed its shared services initiative in North America in 2000, which focused on the consolidation and centralization of back office support functions.

6. DENTSPLY is making significant improvements in Information Technology as well. The Company continues to build upon the new manufacturing and financial accounting system that was implemented in 1999, which provides the Company with a common software platform for nearly all of its locations around the world.

Foreign Operations

   The Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and England. The Company also has a significant market presence in Central and South America including Brazil,
Mexico, Argentina, Colombia, and Chile; in South Africa; and in the Pacific Rim including Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea, Vietnam, Indonesia and Japan. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

   For 2000, 1999 and 1998, the Company's sales outside the United States, including export sales, accounted for approximately 42%, 45% and 46%, respectively, of consolidated net sales. The information about the Company's United States and foreign sales and assets set forth in Note 4 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

   As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. The information regarding foreign exchange risk management activities set forth under the caption "Derivative Financial Instruments" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

Competition

   The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental consumables and equipment industries is based primarily upon product performance, quality,  safety  and  ease  of  use,  as  well  as  price,  customer  service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high-quality and innovative products, its leadership in product development and manufacturing, and its commitment to customer service and technical support.

   The size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of DENTSPLY's competitors may have greater resources than does the Company in certain of its product offerings.

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

   All dental amalgam filling materials, including those manufactured and sold by the Company, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated to them. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA premarket approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

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

Trademarks and Patents

   Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. The Company also owns and maintains numerous patents throughout the world and is licensed under a small number of patents owned by others.

   DENTSPLY's policy is to protect its products and technology through patents and trademark registrations in the United States and in significant international markets for its products. The Company carefully monitors trademark use worldwide, and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. DENTSPLY believes its patents and trademark properties are important and contribute to the Company's marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Working Capital Practices

   Information about DENTSPLY's working capital, liquidity and capital resources is incorporated herein by reference to the material under the caption " Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders.

Employees

   As of December 31, 2000, the Company and its subsidiaries employed approximately 6,150 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2004. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on June 1, 2003. The Company believes that its relationship with its employees is good.

Environmental Matters

   DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Rate of Growth

   The Company's ability to continue to increase revenues depends upon a number of factors. Among those factors are the rate of growth in the market for dental supplies and equipment, the ability of the Company to continue to develop innovative and cost-effective new products, the acceptance by dental professionals of new products and technologies, and the Company's ability to complete acquisitions. The demand for dental services can be adversely affected by economic conditions, healthcare reform, government regulation or more stringent limits in expenditures by dental insurance providers. There is also a risk that dental professionals may resist new products or technologies or may not be able to obtain reimbursement from dental insurance providers for the use of new procedures or equipment.

Acquisitions

   In 2000 the Company completed five acquisitions. In the first quarter of 2001, the Company completed two acquisitions and entered into a definitive agreement to acquire a third company. These acquisitions involve a substantial degree of risk. The acquisitions are expected to result in benefits to DENTSPLY, including expanding the products and services offered by DENTSPLY to its customers and potential customers and enhancing DENTSPLY's presence in the European market for dental products. Achieving the benefits of the acquisitions, however, will depend on a number of factors, including the integration of the operations and personnel of DENTSPLY and the acquired companies in a timely and efficient manner. The integration will be complicated by the need to integrate geographically diverse operations. In general, the Company cannot offer any assurances that it can successfully integrate or realize the anticipated benefits of the acquisitions. Failure to do so could result in the loss of key personnel and have a material adverse effect on the acquired businesses and DENTSPLY's financial condition and operating results. In addition, the attention and effort devoted to the integration of the acquired companies could significantly divert management's attention from other important tasks and could seriously harm DENTSPLY. Also, there can be no assurance that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be accepted in the marketplace. Other risks include:

-     unanticipated expenses related to technology integration;

- difficulties in maintaining uniform standards, controls, procedures and policies;

- the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

-     potential unknown liabilities associated with acquired businesses.

   DENTSPLY has acquired and may in the future acquire complementary businesses or technologies. If appropriate opportunities present themselves, additional businesses or products may be acquired and any such acquisitions may be material in size. The Company may not be able to successfully identify, negotiate or finance any future acquisitions.

   DENTSPLY may not succeed in addressing the risks or problems encountered in connection with any future business combinations and acquisitions.

Fluctuating Operating Results

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

Currency Translation and International Business Risks

   Because  approximately 40% of the Company's  revenues have been generated in currencies  other  than the U.S.  dollar,  the  value  of the  U.S.  dollar  in relation to those currencies affects the Company's operating results. The impact of foreign currency fluctuations in any given period can be favorable or unfavorable. If the U.S. dollar strengthens in relation to other currencies, the Company's revenues and operating results are likely to be adversely affected. In addition, approximately 42% of the Company's revenues result from sales in markets outside of the United States. Europe has been an important market for the Company, and although Asia and South America have not historically been the source of significant revenues, the Company has made investments in Asian and South American markets because it believes that long-term future growth prospects in these geographic areas are good. Weakness in economic conditions in Europe, Asia, or South America could have a material adverse effect on the Company's sales, operating results, and future rate of growth.

Margin Improvements

   The Company strives to increase its margins by controlling its costs and improving manufacturing efficiencies. However, there can be no assurance that the Company's efforts will continue to be successful. Margins can be adversely affected by many factors, including competition, product mix, cost of materials and labor, and the effect of acquisitions.

Ability to Attract and Retain Personnel

   The Company's success is dependent upon its management and employees. The loss of senior management employees or any failure to recruit and train needed managerial, sales and technical personnel could have a material adverse effect on the Company.

Competition

   The worldwide market for dental supplies and equipment is highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company's products obsolete or noncompetitive.

Antitakeover Provisions

   Certain provisions of the Company's Certificate of Incorporation and By-Laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of the Company. Such provisions include the division of the Board of Directors of the Company into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the Common Stock and certain procedural requirements which make it difficult for stockholders to amend the Company's by-laws and which preclude stockholders from calling special meetings of stockholders. In addition, members of the Company's management and participants in the Company's Employee Stock Ownership Plan collectively own approximately 15% of the outstanding Common Stock of the Company, which may discourage a third party from attempting to acquire control of the Company in a transaction that is opposed by the Company's management and employees.


Item 2.  Properties

      The following is a list of DENTSPLY's principal manufacturing locations as of January 2001:

                                                                                      Leased
        Location                            Function                                 or Owned

York, Pennsylvania           Manufacture and distribution of artificial teeth          Owned
                             and other dental laboratory products; export of
                             dental products; corporate headquarters

York, Pennsylvania           Manufacture of dental equipment and                       Owned
                             preventive dental products

Des Plaines, Illinois        Manufacture and assembly of dental handpieces             Leased
                             and components and dental x-ray equipment

Franklin Park, Illinois      Manufacture and distribution of needles and               Owned
                             needle-related products, primarily
                             for the dental profession

Milford, Delaware            Manufacture of consumable dental products                 Owned

Las Piedras, Puerto Rico     Manufacture of crown and bridge materials                 Owned

Elgin, Illinois              Manufacture of dental x-ray film holders, film            Owned
                             mounts and accessories

Maumee, Ohio                 Manufacture and distribution of investment                Owned
                             casting products


Lakewood, Colorado           Manufacture and distribution of bone grafting             Leased
                             materials and Hydroxylapatite plasma-feed
                             coating materials

Los Angeles, California      Manufacture and distribution of investment                Leased
                             casting products

Johnson City, Tennessee      Manufacture and distribution of endodontic                Leased
                             instruments and materials



Columbus, Indiana            Manufacture and distribution of orthodontic               Leased
                             accessories

Petropolis, Brazil           Manufacture and distribution of artificial teeth          Owned
                             and consumable dental products

Petropolis, Brazil           Manufacture and distribution of dental                    Owned
                             anesthetics

Konstanz, Germany            Manufacture and distribution of consumable                Owned
                             dental products; distribution of dental equipment

Munich, Germany              Manufacture and distribution of endodontic                Owned
                             instruments and materials

Mannheim, Germany            Manufacture and distribution of dental                    Owned
                             implant products

Milan, Italy                 Manufacture and distribution of dental                    Leased
                             x-ray equipment

Mexico City, Mexico          Manufacture and distribution of dental products           Owned


Plymouth, England            Manufacture of dental hand instruments                    Leased

Ballaigues, Switzerland      Manufacture and distribution of endodontic                Owned
                             instruments

Ballaigues, Switzerland      Manufacture and distribution of plastic                   Owned
                             components and packaging material

Le Creux, Switzerland        Manufacture and distribution of endodontic                Owned
                             instruments

New Delhi, India             Manufacture and distribution of dental products           Leased

Tianjin, China               Manufacture and distribution of dental products           Leased




   In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other United States and international locations. Of the various sites around the world that are used exclusively for sales and distribution, all but two are leased. The Company also maintains sales offices in various countries throughout the world.

   On January 25, 2001, a fire broke out in one of the Company's Swiss manufacturing facilities. The fire caused severe damage to a building and to most of the equipment it contained. The Company has filed several insurance claims related to this damage, including a claim under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty; however, the Company anticipates that all or most of the financial loss imposed by this fire will be recovered under its various insurance policies.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District
Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company has filed motions for summary judgment in all of the above cases which motions were argued December 8, 2000. Four private party class actions on behalf of indirect purchasers have been filed in California state court recently. These cases are based on allegations similar to those in the Department of Justice case. The Company has filed motions to consolidate these cases in one Judicial District. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


Executive Officers of the Registrant

   The following table sets forth certain information regarding the executive officers of the Company as of February 28, 2001.



Name                 Age                  Position

John C. Miles II          59              Chairman  of the Board and Chief
                                          Executive Officer
Gerald K. Kunkle Jr.      54              President and Chief Operating Officer
William R. Jellison       43              Senior  Vice   President   and  Chief
                                          Financial Officer
J. Henrik Roos            43              Senior Vice President
W. William Weston         53              Senior Vice President
Thomas L. Whiting         58              Senior Vice President
Brian M. Addison          47              Vice President,Secretary and
                                          General Counsel


   John C. Miles II was named Chairman of the Board effective May 20, 1998. Prior thereto, he was Vice Chairman of the Board since January 1, 1997. He was named Chief Executive Officer of the Company upon the resignation of Burton C. Borgelt from that position on January 1, 1996. Prior to that he was President and Chief Operating Officer and a director of the Company since the Merger. Prior to that he served as President and Chief Operating Officer and a director of Old Dentsply commencing in January 1990.

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

   William R. Jellison was named Senior Vice President and Chief Financial Officer of the Company effective April 20, 1998. Prior to that time, Mr.
Jellison held the position of Vice President of Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1994. From 1991 to 1994, Mr. Jellison was Donnelly's Vice President of Financial Operations, Treasurer and Corporate Controller. Prior to that, he served one year as Treasurer and Corporate Controller and in other financial management positions for Donnelly. Mr. Jellison is a Certified Management Accountant.

   J. Henrik Roos was named Senior Vice President effective June 1, 1999 and oversees the following profit centers: Ceramco, CeraMed, Dentsply Argentina, Dentsply Brazil, Dentsply Canada, Dentsply Herpo, Dentsply Mexico, DeTech, Latin American Export, Midwest, Preventive Care, Ransom & Randolph and Trubyte. Prior to his Senior Vice President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

   W. William Weston was named Senior Vice President effective January 1, 1996 and oversees the following profit centers: DeDent, Dentsply Asia, Dentsply Australia, Dentsply France, Dentsply Italy, Dentsply Japan, Dentsply Russia, Dentsply United Kingdom, L.D. Caulk, Middle East/Africa, SIMFRA and SPAD. Prior to his Senior Vice President appointment, Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

   Thomas L. Whiting was named Senior Vice President effective in early 1995 and oversees the following profit centers: ESP LLC, GAC, Gendex, Gendex Germany, Gendex Italy, InfoSoft, Maillefer, MPL, Rinn, Tulsa Dental Products, United Dental Manufacturing (UDM), and Vereinigte Dentalwerke (VDW). Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

   Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. From August 1994 to December 1994 he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick. Prior to that he was Senior Counsel at Hershey Foods Corporation.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The   information   set  forth   under  the  caption   "Supplemental   Stock
Information"   in  the  Company's  2000  Annual  Report  to   Shareholders   is
incorporated herein by reference.

Item 6.  Selected Financial Data

   The information set forth under the caption "Selected Financial Data" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

   The  information set forth under the caption  "Quantitative  and Qualitative
Disclosure   About  Market  Risk"  in  the  Company's  2000  Annual  Report  to
Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The  information set  forth  under  the  captions   "Management's   Financial
Responsibility," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference. The Report of KPMG, LLP for the Company's fiscal years ended December 31, 1999 and December 31, 1998 is attached hereto as Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Previously reported.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Other Matters" in the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

   The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information set forth under the subcaptions "Compensation of Directors", "Human Resources Committee Interlocks and Insider Participation" and "Human Resources Committee Report on Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report

      1    Financial Statements

      The following consolidated financial statements of the Company set forth in the Company's 2000 Annual Report to Shareholders are incorporated herein by reference:

      Report of Independent Accountants
      Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998
      Consolidated Balance Sheets - December 31, 2000 and 1999
      Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998
      Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
      Notes to Consolidated Financial Statements

      2    Financial Statement Schedules

      The following financial statement schedule and the Report of Independent Accountants on Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

      Report of Independent Accountants on Financial Statement Schedule
      Schedule II -- Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

      3 Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual
           Report on Form 10-K.

                Exhibit
                 Number                      Description

           3.1                 Restated Certificate of Incorporation (1)
           3.2                 By-Laws, as amended (13)
           4.1  (a)            364-Day and 5-Year Competitive Advance,
                               Revolving Credit and Guaranty Agreements dated as of October 23, 1997 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent. (11)
                (b)            Amendment to the 364-Day Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated as of October 21, 1999 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent. (13)
                (c)            Amendment to the 5-year Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated as of January 20, 2000 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.

                (d) Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreement dated as of October 19, 2000 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.
                (e) Amendment to the 5-year Competitive Advance, Revolving Credit and Guaranty Agreement dated as of January 26, 2001 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.
                (f) Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreement dated as of January 26, 2001 among the Company, the guarantors named therein, the banks named therein, the Chase Manhattan Bank as Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.
           4.2. (a) Commercial Paper Issuing and paying Agency Agreement dated as of August 12,1999 between the Company and the Chase Manhattan Bank (13)
                (b) Commercial Paper Dealer Agreement dated as of August 12, 1999 between the Company and
                               Goldman, Sachs & Co. (13)
           4.3 Series A and Series B Notes dated March 1, 2001 between the Company and Prudential Insurance Company of America
           10.1                1992 Stock Option Plan adopted May 26, 1992 (4)
           10.2                1993 Stock Option Plan (2)
           10.3                1998 Stock Option Plan (1)
           10.4 Nonstatutory Stock Option Agreement between the Company and Burton C. Borgelt (3)
           10.5 (a) Employee Stock Ownership Plan as amended effective as of December 1, 1982 restated as of January 1, 1991 (7)
                (b) Second amendment to the DENTSPLY Employee Stock Ownership Plan (10)
                (c) Third Amendment to the DENTSPLY Employee Stock Ownership Plan (12)
           10.6 (a)            Trust Agreement for the Company's Employee
                               Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November
                               1, 2000.
                (b) Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000.
           10.7 (a) Employment Agreement dated as of December 31, 1987 between the Company and John C. Miles II
                               (5)*
                (b) Amendment to Employment Agreement between the Company and John C. Miles II dated February 16, 1996, effective January 1, 1996 (9)*
           10.8 Employment Agreement dated as of December 10, 1992 between the Company and Michael R. Crane
                               (5)*
           10.9 Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
           10.10 Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*
           10.11 Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr.
                               (10)*
           10.12 Employment Agreement dated April 20, 1998 between the Company and William R. Jellison
                               (12)*
           10.13 Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (12)*

           10.14 Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (13)*
           10.15 Midwest Dental Products Corporation Pension Plan as amended and restated effective January 1, 1989 (7)*
           10.16 Revised Ransom & Randolph Pension Plan, as amended effective as of September 1, 1985, restated as of January 1, 1989 (7)*
           10.17 DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997
                               (10)*
           10.18(a) Asset Purchase and Sale Agreement, dated January 10, 1996, between Tulsa Dental Products, L.L.C. and DENTSPLY International Inc. (8)
                (b) Amendment to Asset Purchase and Sale Agreement between Tulsa Dental Products, L.L.C. and DENTSPLY, dated January 1, 1999 (13)
           10.19 Supplemental Executive Retirement Plan effective January 1, 1999 (12)*
           10.20               Written Description of Year 2000 Incentive
                               Compensation Plan.
           10.21 Sale and Purchase Agreement for all the shares of Friadent Gmbh, dated December 28, 2000 by and between Neptuno Verwaltungs und Treuhand - Gersellschaft mbH, Dr. Eberhard Braun and Fria Nu GmbH (a subsidiary of the Company).
           10.22(a) AZLAD Products Agreement, dated January 18, 2001 between AstraZenaca AB and Maillefer Instruments Holdings, S.A. (a subsidiary of the Company).
                (b) AZLAD Products Manufacturing Agreement, dated January 18, 2001 between AstraZenaca AB and Maillefer Instruments Holdings, S.A.
                (c) AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZenaca AB and Maillefer Instruments Holdings, S.A.
           13 Pages 21 through 51 of the Company's Annual Report to Shareholders for fiscal year 2000 (only those portions of the Annual Report incorporated by reference in this report are deemed "filed")
           21.1                Subsidiaries of the Company
           23.1                Consent of Independent Accountants -
                               PricewaterhouseCoopers LLP
           23.2                Consent of Independent Auditors - KPMG LLP
           99.1                Audit Report of KPMG LLP


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

(13) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

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

      (2) Agreement dated February 26, 1999 between Midland Bank PLC and Dentsply Limited for GBP3,000,000 overdraft and $2,500,000 foreign exchange facility.

      (3) Promissory Note dated August 14, 1998 in the principal amount of $6,000,000 of the Company in favor of First Union National Bank.

      (4) Credit Agreement dated September 14, 1998 between Dentsply Canada Limited ("DCL") and Bank of Montreal for C$3,500,000.

      (5) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.

      (6) Unsecured Note dated June 26, 1998 between the Company and Harris Trust and Savings Bank in the principal amount of $500,000.

      (7) Standby Letter of Credit, dated March 1, 2001 Between Dentsply Anesthetics S.a.r.l. and ABN AMRO Bank N.V. for $21,250,000.

(b)   Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors of
DENTSPLY International Inc.

Our audit of the consolidated balance sheets as of December 31, 2000 and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended, referred to in our report dated January 19, 2001, except for Note 15, as to which the date is March 7, 2001, appearing in the Annual Report to Shareholders of DENTSPLY International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, PA
January 19, 2001, except for Note 15, as to which the date is March 7, 2001

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                                        Additions
                                                                 Charged
                                                 Balance at    (Credited)    Charged to       Write-offs                   Balance
                                                 Beginning      To Costs        Other           Net of     Translation     at End
Description                                      of Period    And Expenses    Accounts        Recoveries    Adjustment    of Period
                                                                                 (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
                                1998            $    4,637    $     4,484    $      454   (a) $   (1,773)  $       89    $   7,891
                                1999                 7,891          1,418           541   (c)     (1,294)        (404)       8,152
                                2000                 8,152            397            34   (e)     (2,078)        (145)       6,360

Allowance for trade discounts:

For Year Ended December 31,
                                1998                 2,126          2,297             -           (2,556)          87        1,954
                                1999                 1,954          2,061             -           (1,538)        (183)       2,294
                                2000                 2,294          2,169             -           (1,732)        (102)       2,629

Inventory valuation reserves:

For Year Ended December 31,
                                1998                14,074          1,421         5,125   (b)     (8,496)         191       12,315
                                1999                12,315          2,116         2,679   (d)     (1,209)        (537)      15,364
                                2000                15,364          5,584            52   (f)     (5,741)        (317)      14,942
------------------

(a) Includes $454 from acquisitions of Crescent and GAC.
(b) Includes $680 from acquisitions of Crescent and GAC and $4,445 for restructuring.
(c) Includes $62 from acquisition of VDW and $479 for the New Image restructuring.
(d) Includes $2,679 from acquisition of VDW and Herpo.
(e) Includes $34 from acquisition of MOM.
(f) Includes $52 from acquisition of MOM.

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


/s/ John C. Miles II                           March 19, 2001
-------------------------                      --------------------
John C. Miles II                               Date
Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)


/s/ Gerald K. Kunkle                           March 19, 2001
-------------------------                      --------------------
Gerald K. Kunkle                               Date
President and Chief
Operating Officer


/s/ William R. Jellison                        March 19, 2001
-------------------------                      --------------------
William R. Jellison                            Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Burton C. Borgelt                          March 19, 2001
-------------------------                      --------------------
Burton C. Borgelt                              Date
Director


/s/ Douglas K. Chapman                         March 19, 2001
-------------------------                      --------------------
Douglas K. Chapman                             Date
Director

/s/ Michael J. Coleman                         March 19, 2001
-------------------------                      --------------------
Michael J. Coleman                             Date
Director


/s/ Cynthia P. Danaher                         March 19, 2001
-------------------------                      --------------------
Cynthia P. Danaher                             Date
Director


/s/ Arthur A. Dugoni                           March 19, 2001
-------------------------                      --------------------
Arthur A. Dugoni, D.D.S., M.S.D.               Date
Director


/s/ C. Frederick Fetterolf                     March 19, 2001
-------------------------                      --------------------
C. Frederick Fetterolf                         Date
Director


/s/ Leslie A. Jones                            March 19, 2001
-------------------------                      --------------------
Leslie A. Jones                                Date
Director


/s/Edgar H. Schollmaier                        March 19, 2001
-------------------------                      --------------------
Edgar H. Schollmaier                           Date
Director


/s/ W. Keith Smith                             March 19, 2001
-------------------------                      --------------------
W. Keith Smith                                 Date
Director

EXHIBIT INDEX


        Exhibit                                                                  Sequential
         Number                              Description                           Page No.

           3.1                 Restated Certificate of Incorporation (1)
           3.2                 By-Laws, as amended (13)
           4.1  (a)            364-Day and 5-Year Competitive Advance,
                               Revolving Credit and Guaranty Agreements dated
                               as of October 23, 1997 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent. (11)
                (b)            Amendment to the 364-Day Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated
                               as of October 21, 1999 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent. (13)
                (c)            Amendment to the 5-year Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated
                               as of January 20, 2000 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.                               27




                (d)            Amendment to the 364-Day Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated
                               as of October 19, 2000 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.                               31
                (e)            Amendment to the  5-year Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated
                               as of January 26, 2001 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.                               47
                (f)            Amendment to the 364-Day Competitive Advance,
                               Revolving Credit and Guaranty Agreement dated
                               as of January 26, 2001 among the Company, the
                               guarantors named therein, the banks named
                               therein, the Chase Manhattan Bank as
                               Administrative Agent, and ABN Amro Bank, N.V.
                               as Documentation Agent.                               53
           4.2. (a)            Commercial Paper Issuing and paying Agency Agreement
                               dated as of August 12,1999 between the Company
                               and the Chase Manhattan Bank (13)
                (b)            Commercial Paper Dealer Agreement dated  as of
                               August 12, 1999 between the Company and
                               Goldman, Sachs & Co. (13)
           4.3                 Series A and Series B Notes dated March 1, 2001
                               between the Company and Prudential Insurance
                               Company of America.                                   69
           10.1                1992 Stock Option Plan adopted May 26, 1992 (4)
           10.2                1993 Stock Option Plan (2)
           10.3                1998 Stock Option Plan (1)
           10.4                Nonstatutory Stock Option Agreement between the
                               Company and Burton C. Borgelt (3)
           10.5 (a)            Employee Stock Ownership Plan as amended
                               effective as of December 1, 1982 restated as of
                               January 1, 1991 (7)
                (b)            Second amendment to the DENTSPLY Employee Stock
                               Ownership Plan (10)
                (c)            Third Amendment to the DENTSPLY Employee Stock
                               Ownership Plan (12)
           10.6 (a)            Trust Agreement for the Company's Employee
                               Stock Ownership Plan between the Company and T.
                               Rowe Price Trust Company dated as of November
                               1, 2000.                                             116
                (b)            Plan Recordkeeping Agreement for the Company's
                               Employee Stock Ownership Plan between the
                               Company and T. Rowe Price Trust Company dated
                               as of November 1, 2000.                              133
           10.7 (a)            Employment Agreement dated as of December 31,
                               1987 between the Company and John C. Miles II
                               (5)*
                (b)            Amendment to Employment Agreement between the
                               Company and John C. Miles II dated February 16,
                               1996, effective January 1, 1996 (9)*
           10.8                Employment  Agreement  dated as of December  10,
                               1992  between  the  Company and Michael R. Crane
                               (5)*
           10.9                Employment Agreement dated January 1, 1996
                               between the Company and W. William Weston (9)*
           10.10               Employment Agreement dated January 1, 1996
                               between the Company and Thomas L. Whiting (9)*
           10.11               Employment Agreement dated October 11,1996
                               between the Company and Gerald K. Kunkle Jr.
                               (10)*
           10.12               Employment Agreement dated April 20, 1998
                               between the Company and William R. Jellison
                               (12)*
           10.13               Employment Agreement dated September 10, 1998
                               between the Company and Brian M. Addison (12)*



           10.14               Employment Agreement dated June 1, 1999 between
                               the Company and J. Henrik Roos (13)*
           10.15               Midwest Dental Products Corporation Pension
                               Plan as amended and restated effective January
                               1, 1989 (7)*
           10.16               Revised Ransom & Randolph Pension Plan, as
                               amended effective as of September 1, 1985,
                               restated as of January 1, 1989 (7)*
           10.17               DENTSPLY International Inc. Directors' Deferred
                               Compensation Plan effective January 1, 1997
                               (10)*
           10.18(a)            Asset Purchase and Sale Agreement, dated
                               January 10, 1996, between Tulsa Dental
                               Products, L.L.C. and DENTSPLY International
                               Inc. (8)
                (b)            Amendment to Asset Purchase and Sale Agreement
                               between Tulsa Dental Products, L.L.C. and
                               DENTSPLY, dated January 1, 1999 (13)
           10.19               Supplemental Executive Retirement Plan
                               effective January 1, 1999 (12)*
           10.20               Written Description of Year 2000 Incentive
                               Compensation Plan.                                   147
           10.21               Sale and Purchase Agreement for all the shares
                               of Friadent Gmbh, dated December 28, 2000 by
                               and between Neptuno Verwaltungs und Treuhand -
                               Gersellschaft mbH, Dr. Eberhard Braun and Fria
                               Nu GmbH (a subsidiary of the Company).               148
           10.22(a)            AZLAD Products Agreement, dated January 18,
                               2001 between AstraZenaca AB and Maillefer
                               Instruments Holdings, S.A. (a subsidiary of the
                               Company).                                            177
                (b)            AZLAD Products Manufacturing Agreement, dated
                               January 18, 2001 between AstraZenaca AB and
                               Maillefer Instruments Holdings, S.A.                 216
                (c)            AZ Trade Marks License Agreement, dated January
                               18, 2001 between AstraZenaca AB and Maillefer
                               Instruments Holdings, S.A.                           239
           13                  Pages 21 through 51 of the Company'sAnnual
                               Report to Shareholders for fiscal year 2000
                               (only those portions of the Annual Report
                               incorporated by reference in this report are
                               deemed "filed").                                     250
           21.1                Subsidiaries of the Company                          286
           23.1                Consent of Independent Accountants -
                               PricewaterhouseCoopers LLP                           289
           23.2                Consent of Independent Auditors - KPMG LLP           290
           99.1                Audit Report of KPMG LLP                             291


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

(13) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

                                       26