Form 10-Q
period 2001-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2001-05-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

                         Commission File Number 0-16211

                           DENTSPLY International Inc.
    ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                               Delaware 39-1434669
    ---------------------------------------------------------------------
               (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


         570 West College Avenue, P. O. Box 872, York, PA 17405-0872
    ---------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (717) 845-7511
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2001 the Company had 51,753,711 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                    FORM 10-Q

                        For Quarter Ended March 31, 2001


                                      INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income................  3
      Consolidated Condensed Balance Sheets......................  4
      Consolidated Condensed Statements of Cash Flows............  5
      Notes to Unaudited Consolidated Condensed
        Financial
      Statements.................................................  6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations..............  13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market
      Risk.......................................................  16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings....................................  17

   Item 6 - Exhibits and Reports on Form 8-K.....................  17

Signatures.......................................................  18

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                      Three Months Ended March 31,

                                                          2001          2000
                                                 (in thousands, except per share amounts)

Net sales                                              $ 245,669      $ 213,956
Cost of products sold                                    115,855        103,481

Gross profit                                             129,814        110,475
Selling, general and administrative expenses              89,393         73,735
Restructuring costs (Note 6)                               5,500           --

Operating income                                          34,921         36,740

Other income and expenses:
  Interest expense                                         3,581          3,000
  Interest income                                           (244)          (389)
  Other (income) expense, net                            (22,832)            23

Income before income taxes                                54,416         34,106
Provision for income taxes                                20,090         11,913

Net income                                             $  34,326      $  22,193


Earnings per common share (Note 3):
     Basic                                             $    0.66      $    0.42
     Diluted                                                0.66           0.42


Cash dividends declared per common share               $ 0.06875      $ 0.06250


Weighted average common shares outstanding:
     Basic                                                51,642         52,315
     Diluted                                              52,327         52,536





See accompanying notes to unaudited consolidated financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

                                                          March 31,    December 31,
                                                            2001          2000
                                                               (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                      $    15,338    $    15,433
        Accounts and notes receivable-trade, net           136,358        133,643
        Inventories, net (Notes 1 and 5)                   143,003        133,304
        Prepaid expenses and other current assets           44,236         43,074

           Total Current Assets                            338,935        325,454

     Property, plant and equipment, net                    185,337        181,341
     Identifiable intangible assets, net                   167,157         80,730
     Costs in excess of fair value of net
        assets acquired, net                               335,681        264,023
     Other noncurrent assets                                48,697         15,067

Total Assets                                           $ 1,075,807    $   866,615

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                               $    47,332    $    45,764
        Accrued liabilities                                 96,331         88,058
        Income taxes payable                                40,462         33,522
        Notes payable and current portion
           of long-term debt                                 1,296            794

           Total Current Liabilities                       185,421        168,138

     Long-term debt                                        272,330        109,500
     Deferred income taxes                                  30,871         16,820
     Other noncurrent liabilities                           46,248         47,226

           Total Liabilities                               534,870        341,684

     Minority interests in consolidated subsidiaries         4,436          4,561

     Commitments and contingencies (Note 8)

     Stockholders' equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                 --             --
        Common stock, $.01 par value; 100 million
           shares authorized; 54.3 million shares
           issued at March 31, 2001 and
           December 31, 2000                                   543            543
        Capital in excess of par value                     152,305        151,899
        Retained earnings                                  520,940        490,167
        Accumulated other comprehensive loss               (66,150)       (49,296)
        Unearned ESOP compensation                          (4,521)        (4,938)
        Treasury stock, at cost, 2.6 million shares
           at March 31, 2001 and December 31, 2000         (66,616)       (68,005)

           Total Stockholders' Equity                      536,501        520,370

Total Liabilities and Stockholders' Equity             $ 1,075,807    $   866,615

See accompanying notes to unaudited consolidated financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             Three Months Ended March 31,
                                                            -------------------------------

                                                                   2001         2000
                                                                     (in thousands)
Cash flows from operating activities:

Net income                                                     $  34,326    $  22,193

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                     6,410        5,925
  Amortization                                                     6,285        4,811
  Restructuring and other costs                                    5,500         --
  Gain on sale of business                                       (23,121)        --
  Other, net                                                      17,858        8,214

Net cash provided by operating activities                         47,258       41,143

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                (201,164)        --
Capital expenditures                                              (8,284)      (7,018)
Other, net                                                        (1,692)        (528)

Net cash used in investing activities                           (211,140)      (7,546)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                        197,115       75,907
Payments on long-term borrowings                                 (33,707)     (86,787)
Decrease in short-term borrowings                                 (3,737)      (1,506)
Cash paid for treasury stock                                        (875)     (19,973)
Cash dividends paid                                               (3,548)      (3,295)
Other, net                                                         2,247          554

Net cash provided by (used in) financing activities              157,495      (35,100)

Effect of exchange rate changes on cash and cash equivalents       6,292        1,525

Net (decrease) increase in cash and cash equivalents                 (95)          22

Cash and cash equivalents at beginning of period                  15,433        7,276

Cash and cash equivalents at end of period                     $  15,338    $   7,298

See accompanying notes to unaudited consolidated financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 20, 2001 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation


   The consolidated condensed financial statements include the accounts of DENTSPLY International Inc. (the "Company") and its subsidiaries.

Inventories


   Inventories are stated at the lower of cost or market. At both March 31, 2001 and December 31, 2000, the cost of $14.0 million or 10% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   Pre-tax income was $0.2 million lower in the three months ended March 31, 2001 and $0.1 million lower for the same period in 2000 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2001 and December 31, 2000 by $0.1 million and $0.2 million, respectively.


NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income are as follows:


                                                              Three Months Ended March 31,

                                                                   2001         2000
                                                                    (in thousands)
Net income                                                     $  34,326    $  22,193
Foreign currency translation adjustments                         (14,880)      (4,274)
Cumulative effect of change in accounting
  principle for derivative and hedging
  activities (SFAS 133)                                             (503)        --
Net loss on derivative financial
  instruments                                                     (1,471)        --
Total comprehensive income                                     $  17,472    $  17,919

   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:





                                                                 March 31,   December 31,
                                                                   2001         2000
                                                                    (in thousands)
Foreign currency translation adjustments                       $ (63,505)   $ (48,625)
Net loss on derivative financial
  instruments                                                     (1,974)        --
Minimum pension liability                                           (671)        (671)
                                                               $ (66,150)   $ (49,296)




NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:


                                                                   Three Months Ended
                                                                       March 31,
                                                                  2001          2000
                                                      (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                                             $  34,326    $  22,193

Denominator:
  Common shares outstanding                                       51,642       52,315

Basic EPS                                                      $    0.66    $    0.42

Diluted EPS Computation

Numerator (Income)                                             $  34,326    $  22,193

Denominator:
  Common shares outstanding                                       51,642       52,315
  Incremental shares from assumed exercise
    of dilutive options                                              685          221
Total shares                                                      52,327       52,536

Diluted EPS                                                    $    0.66    $    0.42



   Options to purchase 0.8 million and 0.7 million shares of common stock that were outstanding during the periods ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES

   In November 2000, the Company entered into an agreement in principle whereby it was to acquire all of the issued and outstanding shares of Pro-Dex, Inc. ("Pro-Dex"). This agreement was based on the exchange of .091 shares of DENTSPLY for each share of Pro-Dex, and was subject to due diligence by the parties, regulatory approval, approval by Pro-Dex shareholders and DENTSPLY's Board of Directors, completion of a definitive agreement, and other customary closing conditions. In April 2001, the Company made a determination not to proceed with the transaction.

   In December 2000, the Company agreed to acquire all the outstanding shares of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($104.7, net of cash acquired). The acquisition closed in January 2001. Headquartered in Mannheim, Germany, Friadent is a major global dental implant manufacturer and marketer with subsidiaries in Germany, France, Denmark, Sweden, the United States, Switzerland, Brazil, and Belgium.

   In December 2000, the Company agreed to sell InfoSoft, LLC to PracticeWorks, Inc. InfoSoft, LLC, a wholly owned subsidiary of the Company, develops and sells software and related products for dental practice management. PracticeWorks is the dental software management and dental claims processing company which is being spun-off by Infocure Corporation (NASDAQ-INCX). The transaction closed in March 2001. In the transaction, the Company received 6.5% convertible preferred stock in PracticeWorks, with a fair value of $32 million, which is included in "Other noncurrent assets" on the balance sheet. These preferred shares are convertible into 9.8% of PracticeWorks common stock. If not previously converted, the preferred shares are redeemable for cash after 5 years. This sale has resulted in a $23.1 million pretax gain. The Company will measure recoverability on this investment on a periodic basis.

   In January 2001, the Company agreed to acquire the dental injectible anesthetic assets of AstraZeneca ("AZ"), including licensing rights to the dental trademarks, for $136.5 million and royalties on future sales of a new anesthetic product for scaling and root planing (Oraqix(TM)) that is currently in Stage III clinical trials. The $136.5 million purchase price is composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment associated with sales of injectible dental anesthetic; a $10 million milestone payment upon submission of an Oraqix New Drug Application (NDA) in the U.S., and Marketing Authorization Application (MAA) in Europe; and a $10 million milestone payment upon approval of the NDA and MAA.

   In August 1996, the Company purchased a 51% interest in CeraMed Dental ("CeraMed") for $5 million with the right to acquire the remaining 49% interest. In March 2001, the Company entered into an agreement for an early buy out of the remaining 49% interest in CeraMed at a cost of $20 million with a potential contingent consideration ("earn-out") provision capped at $5 million. The acquisition of the remaining 49% will be made on July 1, 2001. The earn-out is based on future sales of CeraMed products during the August 1, 2001 to July 31, 2002 time frame with any additional pay out due on September 30, 2002.

   Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million, plus $5.0 million paid in May 1999 related to earn-out provisions in the purchase agreement based on performance of the acquired business. The purchase agreement provides for an additional earn-out payment based upon the operating performance of the Tulsa Dental business for one of the three two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002, as selected by the seller. The Company expects that the final earn-out payment, estimated at approximately $85 million, will be paid and recognized in the second quarter of 2001.

   The acquisitions above were accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of estimated fair values at the dates of acquisition, pending final determination of the fair value of certain acquired assets and liabilities. The preliminary purchase price allocations for Friadent and AZ are as follows:



                                                                Friadent         AZ
Current assets                                                 $  17,872    $    --
Property, plant and equipment                                      3,872        6,525
Identifiable intangible assets and costs in excess of
  fair value of net assets acquired                               94,403       89,975
Other long-term assets                                               771         --
Current liabilities                                              (12,254)        --
                                                               $ 104,664    $  96,500


   The acquisitions of Friadent and AZ were finalized in the first quarter of 2001. As neither Friadent nor AZ were previously required to prepare quarterly financial information, such information is not readily available. The Company is in the process of compiling such data to permit the preparation of pro forma disclosures.

NOTE 5 - INVENTORIES


   Inventories consist of the following:


                                                                March 31,   December 31,
                                                                  2001         2000
                                                                    (in thousands)

Finished goods                                                 $  92,335    $  84,436
Work-in-process                                                   25,641       22,102
Raw materials and supplies                                        25,027       26,766

                                                               $ 143,003    $ 133,304


NOTE 6 - RESTRUCTURING AND OTHER COSTS

   In the first quarter of 2001, the Company recorded a pre-tax charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions and are expected to contribute to future earnings. Included in this charge were severance costs of $3.1 million and other costs of $2.4 million. The restructuring plan will result in the elimination of approximately 330 administrative and manufacturing positions in Brazil and Germany. The Company anticipates that most aspects of this plan will be completed, and the benefits of the restructuring will begin to be realized, by the first quarter of 2002. The major components of this restructuring charge and the remaining outstanding balances are as follows:


                                                                         Amounts
                                                           Applied        Balance
                                          2001             During         March 31,
                                       Provision           2001            2001
                                                         (in thousands)
Severance                                 $3,130          $ --            $3,130
Other costs                                2,370            --             2,370
                                          $5,500          $ --            $5,500


   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization is consolidation of operations in these regions in order to eliminate duplicative functions. The Company anticipates that this plan will increase operational efficiencies and contribute to future earnings. Included in this charge were severance costs of $2.3 million and other costs of $0.4 million. The restructuring will result in the elimination of approximately 40 administrative positions, mainly in France. Approximately 30 of these positions remain to be eliminated. The Company anticipates that most aspects of this plan will be completed, and the benefits of the restructuring will begin to be realized, by the end of 2001. The major components of this restructuring charge and the remaining outstanding balances are as follows:


                                             Amounts       Amounts
                                             Applied       Applied       Balance
                              2000           During         During       March 31,
                            Provision         2000           2001          2001
                                              (in thousands)
Severance                   $ 2,299        $  (611)       $  (173)       $ 1,515
Other costs                     403           --              (50)           353
                            $ 2,702        $  (611)       $  (223)       $ 1,868

NOTE 7 - DERIVATIVES

Adoption of SFAS 133

   Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. This statement, as amended, was adopted effective January 1, 2001, and as required, the Company recognized a cumulative adjustment for the change in accounting principle. This adjustment increased other current liabilities by $1.1 million and resulted in a cumulative loss, reflected in current earnings of $0.3 million ($0.2 million, net of tax), and a reduction in other comprehensive income of $0.8 million ($0.5 million, net of tax). The cumulative loss on adoption of SFAS 133 recognized in the income statement was recorded in "Other (income) expense, net" and was considered immaterial for presentation as a cumulative effect of a change in accounting principle.

Derivative Instuments and Hedging Activities

   The Company's activities expose it to a variety of market risks which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk-management program. The objective of this risk management program is to reduce the potentially adverse effects that these market risks may have on the Company's operating results.

   A portion of the Company's borrowings and certain inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses non-U.S. dollar -denominated-debt as a means of hedging some of this risk.

   Substantially all of the Company's long-term debt is variable-rate, which exposes the Company to earnings fluctuations from changing interest rates. In order to adjust these interest rate exposures, the Company's policy is to manage interest rates through the use of interest rate swaps when appropriate, based upon market conditions.

   The manufacturing of some of the Company's products requires a significant volume of commodities with potentially volatile prices. In order to limit the unanticipated earnings fluctuations from such volatility in commodity prices, the Company selectively enters into commodity price swaps to convert variable raw material costs to fixed costs.

Cash Flow Hedges

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. The forward contracts that are used in this program mature in twelve months or less. The Company generally hedges between 33% and 67% of its anticipated purchases.

   The Company uses interest rate swaps to convert a portion of its variable-rate debt to fixed-rate debt. In January 2000, the Company entered into an interest rate swap agreement with notional amounts totaling 50 million Swiss francs which converts a portion of the Company's variable rate Swiss franc financing to a fixed rate of 3.4% for a period of three years. In February 2001, the Company entered into interest rate swap agreements with notional amounts totaling 130 million Swiss francs which converts a portion of the Company's variable rate financing to an average fixed rate of 3.3% for an average period of four years.

   The Company selectively enters into commodity price swaps to convert variable raw material costs to fixed. In August 2000, the Company entered into a commodity price swap agreement with notional amounts totaling 270,000 troy ounces of silver bullion throughout calendar year 2001. The average fixed rate of this agreement is $5.10 per troy ounce. The Company generally hedges between 33% and 67% of its projected annual silver needs.

   For the period ended March 31, 2001, the Company recognized a net loss of $0.4 million in "Other expense (income), net" of the income statement, which represented the total ineffectiveness of all cash flow hedges.

   As of March 31, 2001, $1.0 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to current earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate such a reclassification include: the sale of inventory that includes previously hedged purchases made in Japanese yen; the sale of inventory that includes previously hedged purchases of silver; and amortization of a portion of the net deferred loss on interest rate swaps terminated as part of a swap restructuring in February 2001, which is being amortized over the remaining term of the underlying loan being hedged. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

Hedges of Net Investments in Foreign Operations

   The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to the volatility in currency exchange rates. Currently, the Company uses nonderivative financial instruments (at the parent company level) to hedge some of this exposure. The translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the parent company's debt obligations. At March 31, 2001, the Company had Swiss franc-denominated debt (at the parent company level) to hedge the currency exposure related to the net assets of its Swiss subsidiaries.

   For the period ended March 31, 2001, $5.1 million of net gains related to the Swiss franc-denominated debt were included in the Company's cumulative translation adjustment.

Other

   As of March 31, 2001, the Company had recorded the fair value of derivative instrument liabilities of $0.5 million in "Accrued liabilities" and $0.7 million in "Other noncurrent liabilities" on the balance sheet.

   In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. For the period ended March 31, 2001 $1.8 million of net losses related to the long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, were included in the Company's cumulative translation adjustment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations or liquidity.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases which motions were argued December 8, 2000. In March the Court issued a decision on Dentsply's Motions. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. These decisions mean that the Department of Justice case will proceed, the patient class action is dismissed and the laboratory class action cannot pursue damage claims in the current litigation. Since that time, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action have filed a new complaint naming Dentsply and its dealers as co-conspirators with respect to Dentsply's distribution policy. Four private party class actions on behalf of indirect purchasers have been filed in California. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


NOTE 9 - OTHER EVENTS


   On January 25, 2001, a fire broke out in one of the Company's Swiss manufacturing facilities. The fire caused severe damage to a building and to most of the equipment it contained. The Company is in the process of assessing all the damages and potential losses related to this fire and has filed several insurance claims, including a claim under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty; however, the Company anticipates that all or most of the financial loss incurred from this fire will be recovered under its various insurance policies.

                         DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS


Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

For the quarter ended March 31, 2001, net sales increased $31.7 million, or 14.8%, to $245.7 million, up from $214.0 million in the same period of 2000. Base business sales (internal sales growth exclusive of acquisitions/divestiture and the impact of currency translation) grew 7.1%. The impact of currency translation had a negative effect of 2.2% on the first quarter results compared to the comparable period in 2000 due to the further strengthening of the U.S. dollar against the major European currencies while acquisitions in 2001, net of divestiture, had a positive 9.9% impact on net sales growth.

Sales in the United States for the first quarter grew 11.5%. Base business sales growth in the U.S., up 8.6%, was achieved across both consumable and equipment lines. Notable growth was achieved in endodontic, orthodontic, intraoral cameras and digital x-ray systems. Acquisitions, net of divestiture, added 2.9% to net sales in the U.S. during the first quarter.

European base business sales, including the Commonwealth of Independent States, increased 19.2% during the first quarter of 2001. European base business sales increased 4.3%. Currency translation had a negative 4.2% effect on the quarter. Acquisitions added 19.1% to European sales during the quarter. Large equipment base business in Europe grew 23.2%, reflecting the continued strong demand for our digital x-ray and intraoral cameras. Consumable and small equipment base business sales in Europe grew 2.4%.

Asia (excluding Japan) base business sales increased 16.5% as the Asian dental markets remained firm. The impact of currency translation was negative 5.5% for the first quarter in Asia. Acquisitions added an additional 10.2% to Asia's net sales for the quarter.

Latin American base business sales increased 1.1% during the first quarter, 2001. The first quarter of 2000 included the shipment of late 1999 annual orders for endodontic school kits while the fourth quarter of 2000 reflected more normal ordering and shipping patterns of the school kit orders. The fundamental Latin American business remained strong for the quarter. Latin American sales increased 2.4% from acquisitions less 6.6% for the impact of currency translation.

Sales in the rest of the world (including Japan) grew 34.4%: 6.4% from base business sales primarily in the Middle East/Africa and Australia; less 5.4% from the impact of currency translation. Acquisitions added 33.4% to net sales for the remaining territories of the world including a large tender to the Middle East.

Consumable and small equipment sales grew 16.1%: 6.3% from base business sales; 12.0% from acquisitions; less 2.2% from the impact of currency translation. Large equipment base business sales increased 18.4%. This increase was offset somewhat by a negative 3.1% from currency translation during the quarter.

Gross profit grew $19.3 million or 17.5% in the first quarter due to higher sales. The first quarter 2001 gross profit percentage of 52.8% was higher than the 51.6% gross profit percentage for the first quarter of 2000. Gross profit margins in the first quarter of 2001 benefited from restructuring and operational improvements and a favorable product mix offset somewhat by the negative impact of a strong U.S. dollar in 2001.

Selling, general and administrative (SG&A) expenses increased $15.7 million, or 21.2%. As a percentage of sales, expenses increased from 34.5% in the first quarter of 2000 to 36.4% for the same period of 2001. The increased SG&A spending includes $10.7 million for acquisitions subsequent to March 31, 2000 and additional sales and marketing expenses including the North American sales conference held in February, 2001 which brought together 700 Dentsply field sales people at one venue.

The first quarter of 2001 included a $5.5 million pre-tax charge ($3.8 million after-tax) for improving efficiencies in Europe, Brazil, and North America.

Net interest expense increased $0.7 million in the first quarter of 2001 due to higher debt levels in 2001 to finance the Friadent and AstraZeneca acquisitions offset somewhat by savings in interest expense resulting from further utilization of lower rate Swiss debt in the first quarter of 2001.

Other income increased $22.8 million including $23.1 million recorded in the first quarter of 2001 for the pre-tax gain on the sale of SoftDent, LLC (formerly the InfoSoft Division).

Income before income taxes increased $20.3 million, or 59.5% to $54.4 million from $34.1 million in the first quarter of 2000. The effective tax rate for operations was lowered to 33.5% in the first quarter of 2001 compared to 34.9% in the first quarter of 2000 reflecting savings from federal, state and foreign tax planning activities. The gain on the sale of SoftDent, LLC and the restructuring charge were taxed at higher rates, raising the effective tax rate to 36.9% for the first quarter of 2001.

Net income increased $12.1 million, or 54.7%, from the first quarter of 2000 including a $13.6 million after tax net gain on the sale of SoftDent, LLC and the $3.8 million after tax net charge for restructuring recorded in the first quarter of 2001. Without the restructuring charge and the gain on the sale of SoftDent, LLC, net income was a record $24.5 million, up 10.4% from the first quarter of 2000. Basic and diluted earnings per common share increased from $.42 in 2000 to $.66 in 2001, or 57.1%. Without the restructuring charge and the gain on the sale of SoftDent, LLC, basic and diluted earnings per common share increased from $.42 in 2000 to $.47 in 2001, or 11.9%, due to higher sales, higher gross profit margin, and a lower income tax rate in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES


For the three months ended March 31, 2001, cash flows from operating activities were $47.3 million compared to $41.1 million for the three months ended March 31, 2000. The increase of $6.2 million results primarily from higher earnings, increases in accrued liabilities and deferred income taxes offset by increases in inventories and accounts receivables.

Investing activities for the three months ended March 31, 2001 include capital expenditures of $8.3 million.

In December 2000, the Board of Directors authorized a stock buyback program for 2001 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. During the first quarter of 2001, the Company repurchased 25,000 shares of its common stock for $0.9 million. The timing and amounts of any additional purchases will depend upon many factors, including market conditions, the Company's business and financial condition and acquisition outlook.

The Company's current ratio was 1.8 with working capital of $153.5 million at March 31, 2001. This compares with a current ratio of 1.9 and working capital of $157.3 million at December 31, 2000.

The Company had acquisition activity during the period ended March 31, 2001 that resulted in significant cash outlays. In January 2001, the Company completed the acquisition of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($104.7, net of cash acquired). In March 2001, the Company completed the acquisition of the dental injectible anesthetic assets of AstraZeneca ("AZ"), including licensing rights to the dental trademarks, for $96.5 million, with potential additional payments of $40 million to be made in the future. Additionally, in March 2001, the Company entered into an agreement for an early buy out of the remaining 49% interest in CeraMed Dental at a cost of $20 million with a potential earn-out provision capped at $5 million. The $20 million payment will be made on July 1, 2001 and the earn-out is based on future sales. The Company also expects to make an earn-out payment of approximately $85 million related to its 1996 purchase of Tulsa Dental Products LLC. The earn-out is based on provisions in the purchase agreement related to the operating performance of the acquired business. The Company expects that the earn-out payment will be paid and recognized in the second quarter of 2001 and will have an annualized earnings impact of approximately $0.11 per share, comprised of approximately $0.05 related to goodwill amortization and approximately $0.06 for incremental borrowing costs. These transactions are discussed in Note 3 of the Notes to the Financial Statements.

In order to fund these transactions, the Company completed a $100 million five year average life private placement of debt, denominated in Swiss francs at an average interest rate of 4.5% with a major insurance company in March of 2001. The Company also plans on renewing and expanding its revolving credit agreements to approximately $500 million from its current level of $300 million by the end of the second quarter of 2001. In addition to funding the above transactions, these new facilities will also provide the Company with resources to potentially support future opportunities as they arise.

The Company's long-term debt increased $162.8 million from December 31, 2000 to $272.3 million due to the acquisition activity. The resulting long-term debt to total capitalization at March 31, 2001 was 33.7% compared to 17.4% at December 31, 2000. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and potential future acquisitions, from the funds generated from operations and amounts available under the existing bank revolving loan and commercial paper facilities.


NEW ACCOUNTING STANDARDS


Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. This statement, as amended, was adopted effective January 1, 2001, and as required, the Company recognized a cumulative adjustment for the change in accounting principle. This adjustment increased other current liabilities by $1.1 million and resulted in a cumulative loss, reflected in current earnings of $0.3 million ($0.2 million, net of tax), and a reduction in other comprehensive income of $0.8 million ($0.5 million, net of tax). The Company does not expect this statement to have a significant impact on future net income as its derivative instruments are held primarily for hedging purposes, and the Company considers the resulting hedges to be highly effective under SFAS 133.

In September 1999, FASB issued, and then revised in February 2001, an Exposure Draft on a Proposed Statement related to Business Combinations and Intangible Assets. The proposal focuses on the accounting for goodwill and other purchased intangible assets and the fundamental issues related to the methods of accounting for business combinations. The primary proposals of this Exposure Draft include eliminating the use of the pooling method of accounting and discontinuing the amortization of goodwill and instead applying a periodic impairment approach. If finalized in its current form, this Exposure Draft would be applied immediately upon its effective date and could have a material impact on the Company's results of operations. Goodwill amortization reduced earnings per share by approximately $0.15 in 2000 and is projected to reduce earnings per share by approximately $0.20-$0.25 in 2001 under the current accounting rules.

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

The Company's various operating units which are affected by the Euro conversion have adopted the Euro as the functional currency effective January 1, 2001. At this time, the Company does not expect the reasonably foreseeable consequences of the Euro conversion to have material adverse effects on the Company's business, operations or financial condition.


IMPACT OF INFLATION


The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2000.

                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings

DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations or liquidity.

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases which motions were argued December 8, 2000. In March the Court issued a decision on Dentsply's Motions. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. These decisions mean that the Department of Justice case will proceed, the patient class action is dismissed and the laboratory class action cannot pursue damage claims in the current litigation. Since that time, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action have filed a new complaint naming Dentsply and its dealers as co-conspirators with respect to Dentsply's distribution policy. Four private party class actions on behalf of indirect purchasers have been filed in California. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.



Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits - None.

   (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 15, 2001              /s/  John C. Miles II
Date                           John C. Miles II
                                  Chairman and
                               Chief Executive Officer



May 15, 2001              /s/  William R. Jellison
Date                           William R. Jellison
                               Senior Vice President and
                               Chief Financial Officer