Form 10-Q
period 2001-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2001-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 2001 the Company had 51,819,452 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                        For Quarter Ended June 30, 2001


                                     INDEX







                                                              Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income.........................  3
      Consolidated Condensed Balance Sheets...............................  4
      Consolidated Condensed Statements of Cash Flows.....................  5
      Notes to Unaudited Interim Consolidated Condensed
        Financial
      Statements..........................................................  6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations....................... 13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market
      Risk................................................................ 16


PART II - OTHER INFORMATION

   Item 1 - Legal
   Proceedings...........................................................  17

   Item 4 - Submission of Matters to a Vote of Security Holders..........  18

   Item 6 - Exhibits and Reports on Form 8-K.............................  18

Signatures...............................................................  19

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                    Three Months Ended June 30,   Six Months Ended June 30,

                                                        2001           2000         2001           2000
                                                          (in thousands, except per share amounts)

Net sales                                             $ 254,635    $ 224,788    $ 500,304    $ 438,744
Cost of products sold                                   120,908      106,357      236,763      209,838

Gross profit                                            133,727      118,431      263,541      228,906
Selling, general and administrative expenses 89,391      78,700      178,784      152,435
Restructuring costs (Note 6)                               --           --          5,500         --

Operating income                                         44,336       39,731       79,257       76,471

Other income and expenses:
  Interest expense                                        4,296        2,679        7,877        5,679
  Interest income                                          (240)        (452)        (484)        (841)
  Other (income) expense, net                              (888)         169      (23,720)         192

Income before income taxes                               41,168       37,335       95,584       71,441
Provision for income taxes                               13,764       12,708       33,854       24,622

Net income                                            $  27,404    $  24,627    $  61,730    $  46,819


Earnings per common share (Note 3):
     Basic                                            $    0.53    $    0.47    $    1.19    $    0.90
     Diluted                                               0.52         0.47         1.18         0.89


Cash dividends declared per common share              $ 0.06875    $ 0.06250    $ 0.13750    $ 0.12500


Weighted average common shares outstanding:
     Basic                                               51,748       51,912       51,695       52,113
     Diluted                                             52,618       52,378       52,471       52,459





See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       3

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                       June 30,     December 31,
                                                                         2001          2000
                                                                          (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                  $    16,960    $    15,433
        Accounts and notes receivable-trade, net                       136,452        133,643
        Inventories, net (Notes 1 and 5)                               154,672        133,304
        Prepaid expenses and other current assets                       41,871         43,074

           Total Current Assets                                        349,955        325,454

     Property, plant and equipment, net                                185,515        181,341
     Identifiable intangible assets, net                               165,094         80,730
     Costs in excess of fair value of net
        assets acquired, net                                           410,432        264,023
     Other noncurrent assets                                            51,827         15,067

Total Assets                                                       $ 1,162,823    $   866,615

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                           $    45,063    $    45,764
        Accrued liabilities                                            101,220         88,058
        Income taxes payable                                            36,015         33,522
        Notes payable and current portion
           of long-term debt                                             1,480            794

           Total Current Liabilities                                   183,778        168,138

     Long-term debt                                                    340,116        109,500
     Deferred income taxes                                              25,257         16,820
     Other noncurrent liabilities                                       46,642         47,226

           Total Liabilities                                           595,793        341,684

     Minority interests in consolidated subsidiaries                     4,355          4,561

     Commitments and contingencies (Note 8)

     Stockholders' equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                             --             --
        Common stock, $.01 par value; 100 million
           shares authorized; 54.3 million shares
           issued at June 30, 2001 and
           December 31, 2000                                               543            543
        Capital in excess of par value                                 152,945        151,899
        Retained earnings                                              544,783        490,167
        Accumulated other comprehensive loss                           (67,519)       (49,296)
        Unearned ESOP compensation                                      (4,179)        (4,938)
        Treasury stock, at cost, 2.5 million shares
           at June 30, 2001 and 2.6 million at December 31, 2000       (63,898)       (68,005)

           Total Stockholders' Equity                                  562,675        520,370

Total Liabilities and Stockholders' Equity                         $ 1,162,823    $   866,615

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       4

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                               Six Months Ended June 30,
                                                           ---------------------------------

                                                                  2001          2000
                                                                    (in thousands)
Cash flows from operating activities:

Net income                                                     $  61,730    $  46,819

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    12,999       11,932
  Amortization                                                    13,428        9,709
  Restructuring and other costs                                    5,500         --
  Gain on sale of business                                       (23,121)        --
  Other, net                                                       1,010       (3,812)

Net cash provided by operating activities                         71,546       64,648

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                (201,691)       1,274
Additional consideration for prior purchased businesses          (84,627)        --
Capital expenditures                                             (24,376)     (13,510)
Other, net                                                         1,085         (865)

Net cash used in investing activities                           (309,609)     (13,101)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                        283,436       79,194
Payments on long-term borrowings                                 (52,229)    (102,868)
(Decrease) increase in short-term borrowings                      (3,573)       1,088
Cash paid for treasury stock                                        (875)     (26,500)
Cash dividends paid                                               (7,101)      (6,541)
Other, net                                                         5,068        2,279

Net cash provided by (used in) financing activities              224,726      (53,348)

Effect of exchange rate changes on cash and cash equivalents      14,864        1,417

Net increase (decrease) in cash and cash equivalents               1,527         (384)

Cash and cash equivalents at beginning of period                  15,433        7,276

Cash and cash equivalents at end of period                     $  16,960    $   6,892

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       5

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2001


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

Inventories


   Inventories are stated at the lower of cost or market. At June 30, 2001, the cost of $14.9 million or 10% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2000, the cost of $14.0 million or 10% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   Pre-tax income was $0.3 million lower in the six months ended June 30, 2001 and $0.2 million lower for the same period in 2000 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2001 by $0.1 million and lower than reported at December 31, 2000 by $0.2 million.


NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income are as follows:

                                           Three Months Ended June 30,        Six Months Ended June 30,

                                               2001        2000                   2001        2000
                                                                (in thousands)
Net income                                  $ 27,404    $ 24,627               $ 61,730    $ 46,819
Foreign currency translation adjustments      (1,907)       (811)               (16,787)     (5,085)
Cumulative effect of change in accounting
  principle for derivative and hedging
  activities (SFAS 133)                         --          --                     (503)       --
Net loss on derivative financial
  instruments                                    538        --                     (933)       --
Total comprehensive income                  $ 26,035    $ 23,816               $ 43,507    $ 41,734

                                       6

   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:


                                                          June 30,            December 31,
                                                           2001                  2000
                                                                 (in thousands)
Foreign currency translation adjustments                $ (65,412)            $ (48,625)
Net loss on derivative financial
  instruments                                              (1,436)                    -
Minimum pension liability                                    (671)                 (671)
                                                        $ (67,519)            $ (49,296)


NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                              Three Months Ended   Six Months Ended
                                                  June 30,           June 30,
                                               2001     2000      2001      2000
                                            (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                           $27,404   $24,627   $61,730   $46,819

Denominator:
  Common shares outstanding                   51,748    51,912    51,695    52,113

Basic EPS                                    $  0.53   $  0.47   $  1.19   $  0.90

Diluted EPS Computation

Numerator (Income)                           $27,404   $24,627   $61,730   $46,819

Denominator:
  Common shares outstanding                   51,748    51,912    51,695    52,113
  Incremental shares from assumed exercise
    of dilutive options                          870       466       776       346
Total shares                                  52,618    52,378    52,471    52,459

Diluted EPS                                  $  0.52   $  0.47   $  1.18   $  0.89


   Options to purchase 2,600 and 84,300 shares of common stock that were outstanding during the quarter ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2001 and 2000 were 36,600 and 579,200, respectively.


NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES

   In December 2000, the Company agreed to acquire all the outstanding shares of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($104.7 million, net of cash acquired). The acquisition closed in January 2001. Headquartered in Mannheim, Germany, Friadent is a major global dental implant manufacturer and marketer with subsidiaries in Germany, France, Denmark, Sweden, the United States, Switzerland, Brazil, and Belgium.

   In December 2000, the Company agreed to sell InfoSoft, LLC to PracticeWorks, Inc. InfoSoft, LLC, a wholly owned subsidiary of the Company, develops and sells software and related products for dental practice management. PracticeWorks is the dental software management and dental claims processing company which was spun-off by Infocure Corporation (NASDAQ-INCX). The transaction closed in March 2001. In the transaction, the Company received 6.5% convertible preferred stock in PracticeWorks, with a fair value of $32 million, which is included in "Other noncurrent assets" on the balance sheet. These preferred shares are convertible into 9.8% of PracticeWorks common stock. If not previously converted, the preferred shares are redeemable for cash after 5 years. This sale has resulted in a $23.1 million pretax gain. The Company will measure recoverability on this investment on a periodic basis.

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

   In August 1996, the Company purchased a 51% interest in CeraMed Dental ("CeraMed") for $5 million with the right to acquire the remaining 49% interest. In March 2001, the Company entered into an agreement for an early buy out of the remaining 49% interest in CeraMed at a cost of $20 million with a potential contingent consideration ("earn-out") provision capped at $5 million. The acquisition of the remaining 49% was made on July 1, 2001. In accordance with Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets", the goodwill associated with this acquisition will not be amortized. The earn-out is based on future sales of CeraMed products during the August 1, 2001 to July 31, 2002 time frame with any additional pay out due on September 30, 2002.

   Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million, plus $5.0 million paid in May 1999 related to earn-out provisions in the purchase agreement based on performance of the acquired business. The purchase agreement provided for an additional earn-out payment based upon the operating performance of the Tulsa Dental business for one of the three two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002, as selected by the seller. The seller chose the two-year period ended December 31, 2000 and the final earn-out payment of $84.6 million was made in May 2001.

   In May 2001, the Company entered into an agreement to purchase Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, for 576 million euros or approximately $500 million. Degussa Dental is a global provider of dental materials to the professional dental products industry, specializing in precious metal dental alloys and ceramics. It is the world's second largest dental company and the market leader in Germany and Europe and the only significant non-domestic dental company in the Japanese market. Headquartered in Hanau-Wolfgang, Germany since 1992, Degussa Dental Group has modern production facilities throughout the world. This transaction is expected to close late in the third quarter or early in the fourth quarter of 2001.

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

                                                          Friadent        AZ
Current assets                                          $  15,594    $    --
Property, plant and equipment                               3,872        6,593
Identifiable intangible assets and costs in excess of
  fair value of net assets acquired                        97,227       90,204
Other long-term assets                                        460         --
Current liabilities                                       (12,259)        --
                                                        $ 104,894    $  96,797
                                       8

   Assuming that the acquisitions of Friadent and AZ had occurred on January 1, 2000, the results of operations would have approximated the following in comparison to the reported results:


                                     As Reported            Pro Forma with AZ and Friadent

                                 Six Months Ended June 30,   Six Months Ended June 30,

                                  2001        2000              2001        2000
Net sales                      $ 500,304   $ 438,744         $ 508,093   $ 498,517
Net income                        61,730      46,819            62,158      48,406

Earnings per common share
     Basic                        $ 1.19      $ 0.90            $ 1.20      $ 0.93
     Diluted                        1.18        0.89              1.18        0.92


NOTE 5 - INVENTORIES


   Inventories consist of the following:

                             June 30,     December 31,
                               2001         2000
                                 (in thousands)

Finished goods               $ 98,452     $ 84,436
Work-in-process                26,150       22,102
Raw materials and supplies     30,070       26,766

                            $ 154,672    $ 133,304



NOTE 6 - RESTRUCTURING AND OTHER COSTS

   In the first quarter of 2001, the Company recorded a pre-tax charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions and are expected to contribute to future earnings. Included in this charge were severance costs of $3.1 million and other costs of $2.4 million. The restructuring plan will result in the elimination of approximately 330 administrative and manufacturing positions in Brazil and Germany. Approximately 45 of these positions remain to be eliminated. The Company anticipates that most aspects of this plan will be completed, and the benefits of the restructuring will begin to be realized, by the first quarter of 2002. The major components of this restructuring charge and the remaining outstanding balances are as follows:

                                    Amounts
                                    Applied      Balance
                         2001        During      June 30,
                       Provision      2001         2001
                                (in thousands)
Severance              $ 3,130        $ (873)     $ 2,257
Other costs              2,370            -         2,370
                       $ 5,500        $ (873)     $ 4,627

   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization is consolidation of operations in these regions in order to eliminate duplicative functions. The Company anticipates that this plan will increase operational efficiencies and contribute to future earnings. Included in this charge were severance costs of $2.3 million and other costs of $0.4 million. The restructuring will result in the elimination of approximately 40 administrative positions, mainly in France. Approximately 25 of these positions remain to be eliminated. The Company anticipates that most aspects of this plan will be completed, and the benefits of the restructuring will begin to be realized, by the end of 2001. The major components of this restructuring charge and the remaining outstanding balances are as follows:

                                    Amounts      Amounts
                                    Applied      Applied      Balance
                         2000        During       During     June 30,
                       Provision      2000         2001        2001
                                     (in thousands)
Severance              $ 2,299        $ (611)      $ (618)   $ 1,070
Other costs                403            -           (22)       381
                       $ 2,702        $ (611)      $ (640)   $ 1,451



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

Derivative Instruments and Hedging Activities

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

   A portion of the Company's borrowings and certain inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses non-U.S. dollar-denominated-debt as a means of hedging some of this risk.

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

   For the period ended June 30, 2001, the Company recognized a net loss of $0.4 million in "Other expense (income), net" of the income statement, which represented the total ineffectiveness of all cash flow hedges.

   As of June 30, 2001, $1.0 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to current earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate such a reclassification include: the sale of inventory that includes previously hedged purchases made in Japanese yen; the sale of inventory that includes previously hedged purchases of silver; and amortization of a portion of the net deferred loss on interest rate swaps terminated as part of a swap restructuring in February 2001, which is being amortized over the remaining term of the underlying loan being hedged. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

Hedges of Net Investments in Foreign Operations

   The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to the volatility in currency exchange rates. Currently, the Company uses nonderivative financial instruments (at the parent company level) to hedge some of this exposure. The translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the parent company's debt obligations. At June 30, 2001, the Company had Swiss franc-denominated debt (at the parent company level) to hedge the currency exposure related to the net assets of its Swiss subsidiaries.

   For the period ended June 30, 2001, $7.6 million of net gains related to the Swiss franc-denominated debt were included in the Company's foreign currency translation adjustment.

Other

   As of June 30, 2001, the Company had recorded the fair value of derivative instrument liabilities of $0.2 million in "Accrued liabilities" and $0.2 million in "Other noncurrent liabilities" on the balance sheet.

   In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, are included in the Company's foreign currency translation adjustment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations or liquidity.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed Motions for Summary Judgment in all of the above cases. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. After the Court's decision, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new Complaint naming Dentsply and its dealers as co-conspirators with respect to Dentsply's distribution policy. Dentsply has filed a Motion to Dismiss this re-filed action. Four private party class actions on behalf of indirect purchasers have been filed in California. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's Motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


NOTE 9 - OTHER EVENTS


   On January 25, 2001, a fire broke out in one of the Company's Swiss manufacturing facilities. The fire caused severe damage to a building and to most of the equipment it contained. The Company is in the process of assessing all the damages and potential losses related to this fire and has filed several insurance claims, including a claim under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty; however, the Company anticipates that all or most of the financial loss incurred from this fire will be recovered under its various insurance policies.
                                       12

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

RESULTS OF OPERATIONS


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

For the quarter ended June 30, 2001, net sales increased $29.8 million, or 13.3%, to $254.6 million, up from $224.8 million in the same period of 2000. Base business sales (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) grew 5.2%. This growth was achieved over both large equipment and consumable (which includes small equipment) product categories. The impact of currency translation had a negative effect of 2.6% on the second quarter results compared to the comparable period in 2000 due to the further strengthening of the U.S. dollar against most global currencies while acquisitions in 2001, net of divestiture, had a positive 10.7% impact on net sales growth.

Sales in the United States for the second quarter grew 12.1%. Base business sales growth in the U.S., up 7.5%, was the result of increases in both consumable and large equipment lines. Strong growth was achieved in teeth, endodontics, orthodontics, intraoral cameras and digital x-ray systems. Acquisitions, net of divestitures, added 4.6% to net sales in the U.S. during the second quarter.

European sales, including the Commonwealth of Independent States ("C.I.S."), increased 18.2% during the second quarter of 2001. European base business sales increased 1.1%. Currency translation had a negative 5.8% effect on the quarter in Europe. Acquisitions added 22.9% to European sales during the quarter. While equipment base business sales in Europe were strong, the consumable and small equipment base business sales growth in Europe was soft due mainly to the Maillefer fire and a difficult transition into the European central warehouse.

Asia (excluding Japan) base business sales increased 9.7% as the Asian dental markets remained solid. Latin American base business sales declined 1.4% during the second quarter 2001, primarily due to a recession in Brazil and Argentina, the two key Latin American markets. In addition, a sales policy change in pricing and terms has had a short-term impact on business in Brazil. Sales in the rest of the world grew 16.4%: 3.3% from base business primarily in Africa, Japan and Australia; less 4.5% from the impact of currency translation plus 17.6% from acquisitions.

Gross profit grew 12.9% in the second quarter due to higher sales. The 52.5% second quarter 2001 gross profit percentage was lower than the 52.7% gross profit percentage for the second quarter of 2000. This decline was due mainly to the negative impact of a stronger U.S. dollar in 2001 and costs associated with acquisitions.

Selling, general and administrative (SG&A) expense increased $10.7 million, or 13.6%. As a percentage of sales, expenses increased slightly from 35.0% in the second quarter of 2000 to 35.1% for the same period of 2001 due to recent acquisitions. SG&A spending, excluding acquisitions, represented 34.8% of sales during the second quarter of 2001 compared to 35.1% for the same period in 2000. This decrease is mainly due to lower legal expenses.

Net interest expense increased $1.8 million in the second quarter of 2001 due to higher debt levels in 2001 to finance the Friadent and AstraZeneca acquisitions and the Tulsa earn-out, offset somewhat by strong operating cash flow and savings in interest expense resulting from further utilization of lower rate Swiss debt in the second quarter of 2001. Other income increased $1.1 million in the second quarter of 2001 from favorable currency transaction fluctuations and the preferred stock dividends due from PracticeWorks resulting from the sale of InfoSoft, LLC ("InfoSoft") in the first quarter of 2001.
                                       13

The effective tax rate for operations was lowered to 33.5% in the second quarter of 2001 compared to 34.0% in the second quarter of 2000 reflecting savings from federal, state and foreign tax planning activities.

Net income increased $2.8 million, or 11.3% from the second quarter of 2000 and diluted earnings per common share were $0.52, an increase of 10.6% from $0.47 in the second quarter of 2000, including a negative $.02 per common share impact for amortization and interest associated with the Tulsa earn-out payment made in May, 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales for the six months ended June 30, 2001 were $61.6 million, or 14.0%, above the comparable period in 2000, including 10.3% for acquisitions. Excluding acquisitions and the InfoSoft divestiture, base business net sales for the six months ended June 30, 2001 were up 6.1% at 2001 actual exchange rates for both periods (constant exchange rates), up 3.7% at reported exchange rates. This growth was achieved over both large equipment and consumable (which includes small equipment) product categories. The impact of currency had a 2.4% negative impact as the U.S. dollar remained strong against most global currencies adversely affecting the comparison to the prior year.

Sales in the United States for the first half grew 11.8%. Base business growth in the U.S., up 8.0%, was achieved across both consumable and equipment lines. Notable growth was achieved in endodontics, orthodontics, intraoral cameras and digital x-rays systems. Acquisitions, net of divestitures, added 3.8% to net sales in the U.S. during the first half of 2001.

European sales, including C.I.S., increased 18.7% during the first six months of 2001. European base business sales increased 2.7%. Currency translation had a negative 5.0% effect on the same period. Acquisitions added 21.0% to European sales during the first six months of 2001. While equipment base business sales in Europe were strong, the consumable and small equipment base business sales growth in Europe was soft due mainly to the Maillefer fire and a difficult transition into the European central warehouse.

Asia (excluding Japan) base business sales increased 12.7% as the Asian dental markets remained solid. Latin American base business sales decreased 0.2% during the first half of 2001 primarily due to a recession in Brazil and Argentina, the two key Latin American markets. In addition, a sales policy change in pricing and terms has had a short-term impact business in Brazil. Sales in the rest of the world grew 24.7%: 4.8% from base business primarily in Africa, Japan, and Australia; less 4.9% from the impact of currency translation plus 24.8% from acquisitions.

Gross profit grew 15.1% in the first six months of 2001 due to higher sales. The 52.7% first half 2001 gross profit percentage was higher than the 52.5% gross profit percentage for the first half of 2000. Gross profit margins benefited from restructuring and operational improvements and a favorable product mix offset somewhat by the negative impact of a strong U.S. dollar and costs associated with acquisitions, including the amortization of inventory step-up in 2001.

Selling, general and administrative (SG&A) expenses increased $26.3 million, or 17.3%. As a percentage of sales, expenses increased from 34.7% in the first six months of 2000 to 35.7% for the same period of 2001. The recent acquisitions accounted for 0.8 percentage points of the rate increase. The increased SG&A spending also includes the additional sales and marketing expenses due to the North American sales conference held in February 2001 which brought together 700 Dentsply field sales people at one venue and the bi-annual International Dental Society (IDS) meeting held in Cologne, Germany in March, 2001.

Net interest expense increased $2.6 million in the first half of 2001 due to higher debt levels in 2001 to finance the Friadent and AstraZeneca acquisitions and the Tulsa earn-out, offset somewhat by strong operating cash flow and savings in interest expense resulting from further utilization of lower rate Swiss debt in the first quarter of 2001. Other income increased $23.9 million in the first six months of 2001 reflecting the net gain on the sale of SoftDent.

Net income increased $14.9 million, or 31.8% from the first half of 2000 including a $13.6 million after tax gain on the sale of InfoSoft and a $3.8 million after tax charge for restructuring recorded in the first quarter of 2001. Without the restructuring charge and the gain on the sale of InfoSoft, net income was $51.9 million, up 10.9% from the first half of 2000, and diluted earnings per common share were $0.99, an increase of 11.2% from $0.89 in the first half of 2001, including a negative $.02 per common share impact from the Tulsa earn-out payment made in May 2001. This increase was due to higher sales, higher gross profit margin, and lower income tax rate, offset slightly by higher expenses as a percent of sales and higher interest expense in the first half of 2001.

Quarter Ending September 30, 2001

In the third quarter of 2001, the Company plans to expense two $5 million R&D milestone payments associated with the regulatory filings for ORAQIX , a revolutionary gel based dental anesthetic. These expenditures are part of the AstraZeneca dental anesthetic acquisition payments. We expect these payments will be made late in the fourth quarter of 2001, however, the expense will be recognized in the 3rd quarter of this year when the regulatory filings are made. This charge will result in a one-time $0.17 per share negative impact, which reflects only a small income tax benefit. The Company also expects to generate a pre-tax gain of approximately $8.5 to $9.5 million in the third quarter related to the restructuring of its UK pension arrangements. This is expected to have a one-time earnings-per-share benefit of approximately $0.10 to $0.11 in the third quarter and a corresponding cash benefit in the third quarter or fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 2001, cash flows from operating activities were $71.5 million compared to $64.6 million for the six months ended June 30, 2000. The increase of $6.9 million results primarily from higher earnings, increases in accrued liabilities and deferred income taxes offset by an increase in inventory.

Investing activities for the six months ended June 30, 2001 include capital expenditures of $24.4 million.

In December 2000, the Board of Directors authorized a stock buyback program for 2001 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. During the first half of 2001, the Company repurchased 25,000 shares of its common stock for $0.9 million. The Company does not plan to make any additional purchases of its common stock under this program in 2001.

The Company's current ratio was 1.9 with working capital of $166.2 million at June 30, 2001. This compares with a current ratio of 1.9 and working capital of $157.3 million at December 31, 2000.

The Company had acquisition activity during the six months ended June 30, 2001 that has resulted or will result in significant cash outlays. In January 2001, the Company completed the acquisition of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($104.7, net of cash acquired). In March 2001, the Company completed the acquisition of the dental injectible anesthetic assets of AstraZeneca ("AZ"), including licensing rights to the dental trademarks, for $96.5 million, with potential additional payments of $40 million to be made at future dates. Additionally, in March 2001, the Company entered into an agreement for an early buy out of the remaining 49% interest in CeraMed Dental at a cost of $20 million with a potential earn-out provision capped at $5 million. The $20 million payment was made on July 1, 2001 and the earn-out is based on future sales. In May 2001, the Company also made an earn-out payment of $84.6 million related to its 1996 purchase of Tulsa Dental Products LLC. The earn-out is based on provisions in the purchase agreement related to the operating performance of the acquired business. In May 2001, the Company entered into an agreement to purchase Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, for 576 million euros or approximately $500 million. This transaction is expected to close late in the third quarter or early in the fourth quarter of 2001. These transactions are discussed in Note 4 of the Notes to Unaudited Interim Consolidated Condensed Financial Statements.

In order to fund these transactions, the Company completed a $100 million five year average life private placement of debt, denominated in Swiss francs at an average interest rate of 4.5% with a major insurance company in March 2001. In May 2001 the Company also replaced and expanded its revolving credit agreements to $500 million from its previous level of $300 million. Additionally, the Company intends to fund the Degussa Dental transaction primarily through a long-term eurobond debt offering which is expected to be finalized late in the third quarter of 2001.

The Company's long-term debt increased $230.6 million from December 31, 2000 to $340.1 million due to the acquisitions that closed through June 30, 2001. The resulting long-term debt to total capitalization at June 30, 2001 was 37.7% compared to 17.4% at December 31, 2000. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

In June 2001 FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 addresses financial accounting and reporting for business combinations. Specifically, effective for business combinations occurring after July 1, 2001, it eliminates the use of the pooling method of accounting and requires all business combinations to be accounted for under the purchase method. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The primary change related to this new standard is that the amortization of goodwill and intangible assets with indefinite useful lives will be discontinued and instead an annual impairment approach will be applied. Except for such intangibles acquired after July 1, 2001 (in which case, amortization will not be recognized at all), the Company will discontinue amortization on these intangible assets effective January 1, 2002. The Company expects this change in accounting to have a positive impact on earnings per share of approximately $0.20 to $0.25 beginning in 2002.


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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2000.
                                       16

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

In June 1995, the Antitrust Division of the United States Department of
Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed Motions for Summary Judgment in all of the above cases. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. After the Court's decision, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new Complaint naming Dentsply and its dealers as co-conspirators with respect to Dentsply's distribution policy. Dentsply has filed a Motion to Dismiss this re-filed action. Four private party class actions on behalf of indirect purchasers have been filed in California. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's Motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

 Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 23, 2001, the Company held its 2001 Annual Meeting of stockholders.

(b)   Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

      1.   Election of Class III Directors:
                                                      Votes      Broker
           Nominee                  Votes For       Withheld   Non-Votes

           Michael J. Coleman       35,332,705       11,649,904    N/A
           John C. Miles II         41,352,401        5,630,208    N/A
           W. Keith Smith           46,164,416          818,193    N/A

2.    Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 2001:

           Votes For:46,640,345     Votes Against:  289,751
           Abstentions:         52,513         Broker Non-Votes:   N/A

(d)   Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

     3.2   By-Laws, as amended
    10.1 Degussa Dental Group Sale and Purchase Agreement, dated May 28/29, 2001 between Degussa AG (Seller) and Dentsply Hanau GmbH & Co. KG, Dentsply Research & Development Corporation and Dentsply EU S.a.r.l. (Purchasers and subsidiaries of the Company).

   (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 14, 2001          /s/  John C. Miles II
Date                          John C. Miles II
                              Chairman and
                              Chief Executive Officer



August 14, 2001          /s/  William R. Jellison
Date                          William R. Jellison
                              Senior Vice President and
                              Chief Financial Officer