Form 10-Q
period 2001-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2001-11-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2001 the Company had 51,899,220 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                     For Quarter Ended September 30, 2001


                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income.................. 3
      Consolidated Condensed Balance Sheets........................ 4
      Consolidated Condensed Statements of Cash Flows.............. 5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements....................................... 6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations............... 14

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk........................................... 20


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings..................................... 21

   Item 6 - Exhibits and Reports on Form 8-K...................... 21

Signatures........................................................ 22
                                       2

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,

                                                  2001         2000          200         2000
                                                      (in thousands, except per share amounts)

Net sales                                      $ 253,501    $ 216,699    $ 753,805    $ 655,443
Cost of products sold                            121,116      104,439      357,879      314,277

Gross profit                                     132,385      112,260      395,926      341,166
Selling, general and administrative expenses      87,975       74,123      266,759      226,558
Restructuring costs (Note 6)                        --           --          5,500         --

Operating income                                  44,410       38,137      123,667      114,608

Other income and expenses:
  Interest expense                                 4,872        2,538       12,749        8,217
  Interest income                                   (212)         (95)        (696)        (936)
  Other (income) expense, net                      1,695          925      (22,025)       1,117

Income before income taxes                        38,055       34,769      133,639      106,210
Provision for income taxes                        12,136       11,434       45,990       36,056

Net income                                     $  25,919    $  23,335    $  87,649    $  70,154


Earnings per common share (Note 3):
     Basic                                     $    0.50    $    0.45    $    1.69    $    1.35
     Diluted                                        0.49         0.45         1.67         1.34


Cash dividends declared per common share       $ 0.06875    $ 0.06250    $ 0.20625    $ 0.18750


Weighted average common shares outstanding:
     Basic                                        51,834       51,665       51,742       51,963
     Diluted                                      52,766       52,322       52,570       52,419





See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                           September     December 31,
                                                                              2001          2000
                                                                                  (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                       $    11,879    $    15,433
        Accounts and notes receivable-trade, net                            146,568        133,643
        Inventories, net (Notes 1 and 5)                                    163,853        133,304
        Prepaid expenses and other current assets                            41,439         43,074

           Total Current Assets                                             363,739        325,454

     Property, plant and equipment, net                                     195,217        181,341
     Identifiable intangible assets, net                                    172,081         80,730
     Costs in excess of fair value of net
        assets acquired, net                                                434,256        264,023
     Other noncurrent assets                                                 53,878         15,067

Total Assets                                                            $ 1,219,171    $   866,615

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                $    47,515    $    45,764
        Accrued liabilities                                                 113,719         88,058
        Income taxes payable                                                 46,782         33,522
        Notes payable and current portion
           of long-term debt                                                  1,049            794

           Total Current Liabilities                                        209,065        168,138

     Long-term debt                                                         343,153        109,500
     Deferred income taxes                                                   22,817         16,820
     Other noncurrent liabilities                                            48,355         47,226

           Total Liabilities                                                623,390        341,684

     Minority interests in consolidated subsidiaries                          2,260          4,561

     Commitments and contingencies (Note 8)

     Stockholders' equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                  --             --
        Common stock, $.01 par value; 100 million
           shares authorized; 54.3 million shares
           issued at September 30, 2001 and
           December 31, 2000                                                    543            543
        Capital in excess of par value                                      153,210        151,899
        Retained earnings                                                   567,136        490,167
        Accumulated other comprehensive loss                                (61,362)       (49,296)
        Unearned ESOP compensation                                           (3,799)        (4,938)
        Treasury stock, at cost, 2.4 million shares
           at September 30, 2001 and 2.6 million at December 31, 2000       (62,207)       (68,005)

           Total Stockholders' Equity                                       593,521        520,370

Total Liabilities and Stockholders' Equity                              $ 1,219,171    $   866,615

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2001         2000
                                                                     (in thousands)
Cash flows from operating activities:

Net income                                                     $  87,649    $  70,154

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    19,716       17,762
  Amortization                                                    20,933       14,393
  Restructuring and other costs                                    5,500         --
  Gain on sale of business                                       (23,121)        --
  Other, net                                                       7,282       10,035

Net cash provided by operating activities                        117,959      112,344

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                (203,634)     (12,474)
Additional consideration for prior purchased businesses         (104,627)        --
Capital expenditures                                             (34,918)     (20,292)
Other, net                                                         3,188       (1,337)

Net cash used in investing activities                           (339,991)     (34,103)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                        358,048       90,236
Payments on long-term borrowings                                (125,908)    (121,777)
Decrease in short-term borrowings                                 (4,054)      (5,281)
Cash paid for treasury stock                                        (875)     (38,367)
Cash dividends paid                                              (10,662)      (9,782)
Other, net                                                         6,832        4,817

Net cash provided by (used in) financing activities              223,381      (80,154)

Effect of exchange rate changes on cash and cash equivalents      (4,903)       2,797

Net (decrease) increase in cash and cash equivalents              (3,554)         884

Cash and cash equivalents at beginning of period                  15,433        7,276

Cash and cash equivalents at end of period                     $  11,879    $   8,160

See accompanying notes to unaudited interim consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2001


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

Inventories


   Inventories are stated at the lower of cost or market. At September 30, 2001, the cost of $15.2 million or 9% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2000, the cost of $14.0 million or 10% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   Pre-tax income was $0.5 million lower in the nine months ended September 30, 2001 and $0.4 million lower for the same period in 2000 as a result of using the LIFO method compared to the first-in, first-out (FIFO) method. If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2001 by $0.2 million and lower than reported at December 31, 2000 by $0.2 million.


NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income are as follows:


                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                    2001        2000        2001        2000
                                                                 (in thousands)
Net income                                       $ 25,919    $ 23,335    $ 87,649    $ 70,154
Other comprehensive income:
     Foreign currency translation adjustments       7,164      (9,606)     (9,623)    (14,691)
     Cumulative effect of change in accounting
       principle for derivative and hedging
       activities (SFAS 133)                         --          --          (503)       --
     Net loss on derivative financial
       instruments                                 (1,007)       --        (1,940)       --
Total comprehensive income                       $ 32,076    $ 13,729    $ 75,583    $ 55,463

   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:


                                                September 30,      December 31,
                                                    2001              2000
                                                         (in thousands)
Foreign currency translation adjustments        $ (58,248)        $ (48,625)
Net loss on derivative financial                   (2,443)             --
Minimum pension liability                            (671)            (671)
                                                $ (61,362)        $ (49,296)


NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:


                                             Three Months Ended   Nine Months Ended
                                                 September 30,      September 30,
                                               2001     2000      2001       2000
                                            (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                           $25,919   $23,335   $87,649   $70,154

Denominator:
  Common shares outstanding                   51,834    51,665    51,742    51,963

Basic EPS                                    $  0.50   $  0.45   $  1.69   $  1.35

Diluted EPS Computation

Numerator (Income)                           $25,919   $23,335   $87,649   $70,154

Denominator:
  Common shares outstanding                   51,834    51,665    51,742    51,963
  Incremental shares from assumed exercise
    of dilutive options                          932       657       828       456
Total shares                                  52,766    52,322    52,570    52,419

Diluted EPS                                  $  0.49   $  0.45   $  1.67   $  1.34

   Options to purchase 12,000 and 8,000 shares of common stock that were outstanding during the quarter ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2001 and 2000 were 68,000 and 142,000, respectively.


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

   In January 2001, the Company agreed to acquire the dental injectible anesthetic assets of AstraZeneca ("AZ"), including licensing rights to the dental trademarks, for $136.5 million and royalties on future sales of a new anesthetic product for scaling and root planing (Oraqix(TM)) that was in Stage III clinical trials at the time of the agreement. The $136.5 million purchase price was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment associated with sales of injectible dental anesthetic; a $10 million milestone payment upon submission of an Oraqix New Drug Application (NDA) in the U.S., and Marketing Authorization Application (MAA) in Europe; and a $10 million milestone payment upon approval of the NDA and MAA. After an analysis of the available clinical data to date, the Company has concluded that the Oraqix product does not provide pain relief equivalent to that provided by injectible anesthetic. As a result, the Company has decided not to proceed under the existing contract terms with AstraZeneca regarding the Oraqix product; however the Company is involved in discussions with AstraZeneca to modify the contract and payment terms associated with this product.

   In August 1996, the Company purchased a 51% interest in CeraMed Dental ("CeraMed") for $5 million with the right to acquire the remaining 49% interest. In March 2001, the Company entered into an agreement for an early buy out of the remaining 49% interest in CeraMed at a cost of $20 million with a potential contingent consideration ("earn-out") provision capped at $5 million. The acquisition of the remaining 49% was made in early July 2001. In accordance with Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets", the goodwill associated with this acquisition will not be amortized. The earn-out is based on future sales of CeraMed products during the August 1, 2001 to July 31, 2002 time frame with any additional pay out due on September 30, 2002.

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

   In October 2001, the Company completed the acquisition of Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, pursuant to the May 2001 Sale and Purchase Agreement. The preliminary purchase price for Degussa Dental was 548 million Euros or $504 million, which was paid at closing. The preliminary purchase price is subject to increase or decrease, based on certain working capital levels of Degussa Dental as of October 1, 2001. The Company expects that the final purchase price will be approximately 576 million Euros or $530 million, plus restructuring and other costs associated with the acquisition of approximately $25 million. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the goodwill and indefinite lived intangible assets associated with this acquisition will not be amortized. Degussa Dental manufactures and sells dental products, including precious metal alloys, ceramics and dental laboratory equipment, and chairside products. It is the world's second largest dental company and the market leader in Germany and Europe and the only significant non-domestic dental company in the Japanese market. Headquartered in Hanau-Wolfgang, Germany since 1992, Degussa Dental Group has modern production facilities throughout the world.

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

                                                             Friadent        AZ
Current assets                                          $  16,068    $    --
Property, plant and equipment                               4,164        6,593
Identifiable intangible assets and costs in excess of
  fair value of net assets acquired                        96,542       92,132
Other long-term assets                                      1,071         --
Current liabilities                                       (12,936)        --
                                                        $ 104,909    $  98,725

   Assuming that the acquisitions of Friadent and AZ had occurred on January 1, 2000, the results of operations would have approximated the following in comparison to the reported results:



                                                              As Reported                 Pro Forma with AZ and Friadent

                                                    Nine Months Ended September 30,       Nine Months Ended September 30,

                                                      2001                 2000              2001                 2000
Net sales                                         $ 753,805            $ 655,443         $ 762,784            $ 737,824
Net income                                           87,649               70,154            87,626               70,969

Earnings per common share
     Basic                                        $    1.69            $    1.35         $    1.69            $    1.37
     Diluted                                           1.67                 1.34              1.67                 1.35



NOTE 5 - INVENTORIES


   Inventories consist of the following:

                                           September 30,         December 31,
                                               2001                 2000
                                                     (in thousands)

Finished goods                             $ 106,505             $  84,436
Work-in-process                               26,976                22,102
Raw materials and supplies                    30,372                26,766

                                           $ 163,853             $ 133,304

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


                                                                   Amounts
                                                                  Applied              Balance
                                             2001                  During            September 30,
                                           Provision                2001                2001
                                                              (in thousands)
Severance                                  $ 3,130               $ (1,180)            $ 1,950
Other costs                                  2,370                    (46)              2,324
                                           $ 5,500               $ (1,226)            $ 4,274



   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization is consolidation of operations in these regions in order to eliminate duplicative functions. The Company anticipates that this plan will increase operational efficiencies and contribute to future earnings. Included in this charge were severance costs of $2.3 million and other costs of $0.4 million. The restructuring will result in the elimination of approximately 40 administrative positions, mainly in France. Approximately 15 of these positions remain to be eliminated. The Company anticipates that most aspects of this plan will be completed, and the benefits of the restructuring will begin to be realized, by the end of 2001. The major components of this restructuring charge and the remaining outstanding balances are as follows:


                                                                   Amounts               Amounts
                                                                   Applied               Applied             Balance
                                              2000                  During                During           September 30,
                                           Provision                 2000                  2001                2001
                                                                           (in thousands)
Severance                                   $ 2,299                $ (611)              $ (426)             $ 1,262
Other costs                                     403                   --                  (262)                 141
                                            $ 2,702                $ (611)              $ (688)             $ 1,403


NOTE 7 - DERIVATIVES

Adoption of SFAS 133

   Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (FASB) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. This statement, as amended, was adopted effective January 1, 2001, and as required, the Company recognized a cumulative adjustment for the change in accounting principle. This adjustment increased other current liabilities by $1.1 million and resulted in a cumulative loss, reflected in current earnings of $0.3 million ($0.2 million, net of tax), and a reduction in other comprehensive income of $0.8 million ($0.5 million, net of tax). The cumulative loss on adoption of SFAS 133 recognized in the income statement was recorded in "Other (income) expense, net" and was considered immaterial for presentation as a cumulative effect of a change in accounting principle.
                                       10

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

   Much of the Company's long-term debt is variable-rate, which exposes the Company to earnings fluctuations from changing interest rates. In order to adjust these interest rate exposures, the Company's policy is to manage interest rates through the use of interest rate swaps when appropriate, based upon market conditions.

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

   For the period ended September 30, 2001, the Company recognized a net loss of $0.4 million in "Other expense (income), net" of the income statement, which represented the total ineffectiveness of all cash flow hedges.

   As of September 30, 2001, $0.7 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate such a reclassification include: the sale of inventory that includes previously hedged purchases made in Japanese yen; the sale of inventory that includes previously hedged purchases of silver; and amortization of a portion of the net deferred loss on interest rate swaps terminated as part of a swap restructuring in February 2001, which is being amortized over the remaining term of the underlying loan being hedged. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

Hedges of Net Investments in Foreign Operations

   The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to the volatility in currency exchange rates. Currently, the Company uses nonderivative financial instruments (at the parent company level) to hedge some of this exposure. The translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the parent company's debt obligations. At September 30, 2001, the Company had Swiss franc-denominated debt (at the parent company level) to hedge the currency exposure related to the net assets of its Swiss subsidiaries.

   For the period ended September 30, 2001, $1.3 million of net losses related to the Swiss franc-denominated debt were included in the Company's foreign currency translation adjustment.

Other

   As of September 30, 2001, the Company had recorded the fair value of derivative instrument liabilities of $0.2 million in "Accrued liabilities" and $1.6 million in "Other noncurrent liabilities" on the balance sheet.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed Motions for Summary Judgment in all of the above cases. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. After the Court's decision, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new Complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. DENTSPLY has filed a Motion to Dismiss this re-filed action. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers have been filed in California.
These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's Motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.

NOTE 9 - OTHER EVENTS


   On January 25, 2001, a fire broke out in one the Company's Swiss manufacturing facilities. The fire caused severe damage to a building and to most of the equipment it contained. The Company has assessed the damages and anticipates having all of the lost production capacity replaced by the middle of the fourth quarter. Minimal impacts to customer shipments occurred as a result of the fire and the majority of these occurred in the second quarter of 2001. The Company has worked closely with its insurers and anticipates closing out most of the claims (with the exception of the building claim) in the fourth quarter of 2001. The building claim settlement is anticipated in the first half of 2002. The claims process is lengthy and its outcome cannot be predicted with certainty; however, the Company anticipates that all or most of the financial loss imposed by this fire will be recovered under its various insurance policies.

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


RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

For the quarter ended September 30, 2001, net sales increased $36.8 million, or 17.0%, to $253.5 million, up from $216.7 million in the same period of 2000. Base business sales (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) grew 6.3%. This growth was achieved over both large equipment and consumable product categories. The impact of currency translation had a negative effect of 1.3% on the third quarter results compared to the comparable period in 2000 due to the strong U.S. dollar against most global currencies while acquisitions in 2001, net of divestitures, had a positive 12.0% impact on net sales growth.

Sales in the United States for the third quarter grew 10.8%. Base business sales growth in the U.S., up 6.7%, was the result of increases in both consumable and large equipment lines. Strong growth was achieved in bone grafting materials, endodontics, orthodontics, intraoral cameras and digital x-ray systems. Acquisitions, net of divestitures, added 4.1% to net sales in the U.S. during the third quarter.

European sales, including the Commonwealth of Independent States, increased 31.4% during the third quarter of 2001. European base business sales increased 7.9%. Currency translation had a positive 0.3% effect on the quarter in Europe. Acquisitions added 23.2% to European sales during the quarter. Base business sales growth was strong across all major products groups in Europe as performance at the European central warehouse improved significantly during the third quarter.

Asia (excluding Japan) base business sales increased 8.3% despite slowing economies in this region. Latin American base business sales declined 5.6% during the third quarter 2001, primarily due to sharply contracting economies in Brazil and Argentina, which negatively impacted growth throughout the Latin American region. Sales in the rest of the world grew 46.9%: 9.1% from base business primarily in Canada, Africa, and Australia; less 4.0% from the impact of currency translation plus 41.8% from acquisitions.

Gross profit grew 17.9% in the third quarter due to higher sales. The 52.2% third quarter, 2001 gross profit percentage was higher than the 51.8% gross profit percentage for the third quarter of 2000. This increase was due to a favorable product mix and improved operating efficiencies, offset by the negative impact of a strong U.S. dollar in 2001.

Selling, general and administrative (SG&A) expense increased $13.9 million, or 18.7%. As a percentage of sales, expenses increased from 34.2% in the third quarter of 2000 to 34.7% for the same period of 2001 due to recent acquisitions. SG&A spending, excluding acquisitions, represented 33.2% of sales during the third quarter of 2001 compared to 34.2% for the same period in 2000. This decrease is mainly due to lower legal expenses and a partial recovery from the Healthco bankruptcy, which occurred in 1993.

Net interest expense increased $2.2 million in the third quarter of 2001 due to higher debt levels in 2001 to finance the acquisition of Friadent and the dental injectible anesthetic assets of AstraZeneca, the remaining 49% acquisition of CeraMed and the Tulsa acquisition earn-out, offset somewhat by strong operating cash flows and the further utilization of lower rate Swiss debt. Other expense increased $0.8 million in the third quarter of 2001 due primarily to currency transaction losses offset somewhat by the preferred stock dividends due from PracticeWorks, Inc. resulting from the sale of SoftDent in the first quarter of 2001.

The effective year to date tax rate for operations was 33.0% in the third quarter of 2001 compared to 34.0% in the third quarter of 2000 reflecting savings from federal, state and foreign tax planning activities.

Net income increased $2.6 million, or 11.1% from the third quarter of 2000 and diluted earnings per common share were $0.49, an increase of 8.9% from $0.45 in the third quarter of 2000, including a negative $.03 per common share impact from the Tulsa earn-out payment made in May 2001. Excluding this impact, dilutive earnings per common share increased 15.6% in the third quarter.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001 were 15.0% above the comparable period in 2000, including 10.9% for acquisitions. Excluding acquisitions/divestitures, base business net sales for the nine months ended September 30, 2001 were up 6.2% at 2001 actual exchange rates for both periods (constant exchange rates), up 4.2% at reported exchange rates. This growth was achieved over both large equipment and consumable product categories. The impact of currency had a 2.0% negative impact as the U.S. dollar remained strong against most global currencies adversely affecting the comparison to the prior year.

Sales in the United States for the first nine months grew 11.5%. Base business growth in the U.S., up 7.6%, was achieved across both consumable and large equipment lines. Notable growth was achieved in endodontics, orthodontics, intraoral cameras and digital x-rays systems. Acquisitions, net of divestitures, added 3.9% to net sales in the U.S. during the first nine months of 2001.

European sales, including C.I.S., increased 22.4% during the first nine months of 2001. European base business sales increased 4.2%. Currency translation had a negative 3.4% effect on the period. Acquisitions added 21.6% to European sales during the first nine months of 2001. Large equipment base business sales in Europe grew 18.5%, reflecting the continued strong demand for digital x-ray and intraoral cameras. Consumable base business sales growth in Europe has rebounded with growth achieved in the endodontic and German consumables businesses.

Asia (excluding Japan) base business sales increased 11.1% as the Company's subsidiaries in the key Asian countries continued to gain market share. Latin American base business sales decreased 2.1% during the first nine months of 2001 primarily due to a recession in Brazil and Argentina, the two key Latin American markets. Sales in the rest of the world grew 31.8%: 6.1% from base business primarily in Canada, Africa, Japan, and Australia; less 4.6% from the impact of currency translation plus 30.3% from acquisitions.

For the first nine months of 2001, worldwide consumable base business sales were up 6.3%, while large equipment base business sales increased 13.3%. Gross profit grew 16.1% in the first nine months of 2001 due to higher sales. The 52.5% gross profit percentage for the first nine months of 2001 was higher than the 52.1% gross profit percentage for the same period of 2000. Gross profit margins benefited from restructuring and operational improvements and a favorable product mix offset somewhat by the negative impact of a strong U.S. dollar and the amortization of the Friadent inventory step up in 2001.

Selling, general and administrative (SG&A) expenses increased $40.2 million, or 17.7%. As a percentage of sales, expenses increased from 34.6% in the first nine months of 2000 to 35.4% for the same period of 2001. The recent acquisitions accounted for 1.2 percentage points of the rate increase. The net decrease in base SG&A spending includes lower legal expenses and a partial recovery from the Healthco bankruptcy which occurred in 1993. These decreases more than offset the additional sales and marketing expenses due to the North American sales conference held in February 2001 and the bi-annual International Dental Society (IDS) meeting held in Cologne, Germany in March 2001.

The first nine months of 2001 included a $5.5 million pre-tax charge ($3.8 million after tax) for improving efficiencies in Europe, Brazil and North America.

Net interest expense increased $4.8 million in the first half of 2001 due to higher debt levels in 2001 to finance the acquisition of Friadent and the dental injectible anesthetic assets of AstraZeneca, the remaining 49% acquisition of CeraMed and the Tulsa earn-out, offset somewhat by a strong operating cash flow and the further utilization of lower rate Swiss debt in 2001. Other income increased $23.1 million in the first nine months of 2001 due to the $23.1 million net gain on the sale of SoftDent.

Net income increased $17.5 million, or 24.9% from the first nine months of 2000 including a $13.6 million after tax gain on the sale of SoftDent and the $3.8 million after tax charge for restructuring recorded in the first quarter of 2001. Without the restructuring charge and the gain on the sale of SoftDent, net income was $77.8 million, up 10.9% from the first nine months of 2000, and diluted earnings per common share were $1.48, an increase of 10.4% from $1.34 in the first nine months of 2000, including a negative $.05 per common share impact from the Tulsa earn-out payment made in May 2001. Without this negative impact, diluted earnings per share increased 14.2%. This increase was due to higher sales, higher gross profit margin, and a lower income tax rate, offset slightly by higher expenses as a percent of sales and higher interest expense in the first nine months of 2001.

Recent Developments

In October 2001, the Company generated a pre-tax gain of $8.5 million related to the restructuring of its UK pension arrangements. This is expected to have a one-time earnings per share benefit of approximately $0.10 and a corresponding cash benefit in the fourth quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, cash flows from operating activities were $118.0 million compared to $112.3 million for the nine months ended September 30, 2000. The increase of $5.7 million results primarily from higher earnings, increases in accrued liabilities and income taxes payable offset by an increase in inventory.

Investing activities for the nine months ended September 30, 2001 include capital expenditures of $34.9 million.

In December 2000, the Board of Directors authorized a stock buyback program for 2001 to purchase up to 1.0 million shares of common stock on the open market or in negotiated transactions. During the nine months ended September 30, 2001, the Company repurchased 25,000 shares of its common stock for $0.9 million.

The Company's current ratio was 1.7 with working capital of $154.7 million at September 30, 2001. This compares with a current ratio of 1.9 and working capital of $157.3 million at December 31, 2000.

The Company had acquisition activity during the nine months ended September 30, 2001 that has resulted or will result in significant cash outlays. In January 2001, the Company completed the acquisition of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($104.7, net of cash acquired). In March 2001, the Company completed the acquisition of the dental injectible anesthetic assets of AstraZeneca ("AZ"), including licensing rights to the dental trademarks, for $96.5 million, with potential additional payments, ranging between $20 million and $40 million, to be made at future dates. Additionally, in March 2001, the Company entered into an agreement for an early buyout of the remaining 49% interest in CeraMed Dental at a cost of $20 million with a potential earn-out provision capped at $5 million. The $20 million payment was made in early July 2001 and the earn-out is based on future sales. In May 2001, the Company also made an earn-out payment of $84.6 million related to its 1996 purchase of Tulsa Dental Products LLC. The earn-out is based on provisions in the purchase agreement related to the operating performance of the acquired business. These transactions are discussed in Note 4 of the Notes to Unaudited Interim Consolidated Condensed Financial Statements.

In October 2001, the Company completed the acquisition of Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, pursuant to the May 2001 Sale and Purchase Agreement. Degussa Dental manufactures and sells dental products, including precious metal alloys, ceramics and dental laboratory equipment, and chairside products. The preliminary purchase price for Degussa Dental was 548 million Euros or $504 million, which was paid at closing. The preliminary purchase price is subject to increase or decrease, based on certain working capital levels of Degussa Dental as of October 1, 2001. The company expects that the final purchase price will be approximately 576 million Euros or $530 million, plus restructuring and other costs associated with the acquisition of approximately $25 million. The Company has funded this acquisition with a temporary short-term loan ("bridge financing"), the private placement of notes with a major insurance company and the Company's existing revolving credit facility. The Company intends to replace the bridge financing and a portion of its outstanding balance under the bank revolving credit facility with proceeds from a Eurobond offering, which is currently planned for late November or early December. In addition, the Company plans to sell the precious metals inventory acquired with the Degussa Dental business to a third party and lease it back, with the proceeds being used to pay down debt under the revolving credit facility. The Company estimates that the proceeds from this sale will be approximately $70 million.

In order to fund these transactions, the Company completed a $150 million five year average life private placements of debt, denominated in Swiss francs at an average interest rate of 4.5% to 5.0% with a major insurance company in March and October 2001. In May 2001, the Company also replaced and expanded its revolving credit agreements to $500 million from its previous level of $300 million.

The Company's long-term debt increased $233.7 million from December 31, 2000 to $343.2 million due to the acquisitions that closed through September 30, 2001. The resulting long-term debt to total capitalization at September 30, 2001 was 36.6% compared to 17.4% at December 31, 2000. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities, and its planned Eurobond offering.


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

In June 2001 FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 addresses financial accounting and reporting for business combinations. Specifically, effective for business combinations occurring after July 1, 2001, it eliminates the use of the pooling method of accounting and requires all business combinations to be accounted for under the purchase method. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The primary change related to this new standard is that the amortization of goodwill and intangible assets with indefinite useful lives will be discontinued and instead an annual impairment approach will be applied. Except for goodwill and intangible assets related to acquisitions after July 1, 2001 (in which case, amortization will not be recognized at all), the Company will discontinue amortization on these intangible assets effective January 1, 2002. The Company is in the process of analyzing all the effects of these standards' provisions. The Company expects the application of these new standards will have a positive impact on earnings per share of approximately $0.20 to $0.25 beginning in 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating this new standard and has not yet determined the full effect of adopting it.

In August 2001, the FASB issued Statement of Financial Accounting
Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 retains the current requirement to recognize an impairment loss only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. However, goodwill is no longer required to be allocated to these long-lived assets when determining their carrying amounts. The new standard requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed. However, SFAS 144 requires the depreciable life of an asset to be abandoned be revised. SFAS 144 requires that long-lived assets to be disposed of by sale be recorded at the lower of their carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating this new standard and has not yet determined the full effect of adopting it.


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


CERTAIN RISK FACTORS

The following risk factors, in addition to the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, may cause actual results to differ materially from those in any forward-looking statements in this report or made in the future by the Company or its representatives:

The Dental Degussa Acquisition

Achieving the benefits of our acquisition of Degussa Dental will depend in part on the integration of the operations and personnel of the two companies in a timely and efficient manner in order to minimize the risk that the acquisition will result in the loss of customers or key employees or the continued diversion of the attention of management.

In general, we cannot offer any assurances that we can successfully integrate the operations of DENTSPLY and Degussa Dental, and our failure to do so will make it more difficult to achieve the cost savings and other benefits we expect from the acquisition. In addition, the integration will require the significant attention of management which could divert management's attention from other important tasks.

Other risks include unanticipated expenses related to technology integration, difficulties in maintaining uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, unanticipated difficulties in securing regulatory approvals required in order to sell DENTSPLY's and Degussa Dental's products in foreign markets, the failure to predict accurately the growth rate of markets for new and existing products of the combined company, and the difficulties inherent in product innovation.

Financing

As at September 30, 2001, our long-term debt was U.S.$343.2 million reflecting drawings under our revolving credit facility and a private placement of debt securities. After giving effect to the expected total acquisition costs of Degussa Dental, less the expected proceeds from the planned sale of the precious metals inventory, our long-term debt as of September 30, 2001 on a pro forma basis increased to $828.2 million.

Our ability to make payments on our indebtedness, and to fund our operations depends on our future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. After giving effect to the acquisition of Degussa Dental, our ratio of long-term debt to total capitalization as of September 30, 2001 on a pro forma basis was 58.3%. Our level of debt, and any increase in our level of debt, has several important effects on our future operations, including, without limitation: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund our general corporate requirements; requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, and exposing us to the risk of increased interest rates since certain of our borrowings are at variable rates of interest.

Our existing borrowing documentation contains a number of covenants and financial ratios which we are required to satisfy. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle our other lenders to accelerate their loans.

Competition

We conduct our operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental consumables and equipment industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. We believe that our principal strengths include our well-established brand names, our reputation for high-quality and innovative products, our leadership in product development and manufacturing and our commitment to customer service and technical support.

The worldwide market for dental supplies and equipment is highly competitive. The size and number of our competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by us. Certain of our competitors may have greater resources than we do in certain of our product offerings. There can be no assurance that we will successfully identify new product opportunities and develop and market new products successfully or that new products and technologies introduced by competitors will not render our products obsolete or non-competitive.

Regulation

Our products are subject to regulation by, among other governmental entities, Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. Dental devices of the types sold by the company are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. Our facilities are subject to periodic inspection by the FDA to monitor our compliance with these regulations. There can be no assurance that the FDA will not raise compliance concerns. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction, and/or criminal or civil proceedings.

In the European Union, our products are subject to the medical devices laws of the various member states which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. Our products in Europe bear the CE sign showing that such products adhere to the European regulations

All dental amalgam filling materials, including those manufactured and sold by us, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA pre-market approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination. In Europe, in particular in Scandinavia and Germany, the contents of mercury in amalgam filling materials had been the subject of public discussion. As a consequence, in 1994 the German health authorities asked suppliers of dental amalgam to amend, as a precautionary measure, the instructions for use for amalgam filling materials. We adhered to this request. We also manufacture and sell non-amalgam dental filling materials that do not contain mercury.

The introduction and sale of dental products of the types produced by us are also subject to government regulation in the various countries around the world in which they are produced or sold. Some of these regulatory requirements are more stringent than those applicable in the United States. We believe that we are in substantial compliance with all regulatory requirements that are applicable to our products and manufacturing operations.


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

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth were filed and transferred to the U.S. District Court in Wilmington, Delaware. These cases have been assigned to the same judge who is handling the Department of Justice action. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed Motions for Summary Judgment in all of the above cases. The Court denied the Motion for Summary Judgment regarding the Department of Justice action, granted the Motion on the lack of standing of the patient class action and granted the Motion on lack of standing of the laboratory class action to pursue damage claims. After the Court's decision, in an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new Complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. DENTSPLY has filed a Motion to Dismiss this re-filed action. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers have been filed in California.
These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's Motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte Division do not violate the antitrust laws.


Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits- None.

   (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001. The Company filed a report on Form 8-K on October 17, 2001 disclosing information related to the completion of the acquisition of Degussa Dental Group.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 13, 2001             /s/  John C. Miles II
Date                               John C. Miles II
                                   Chairman and
                                   Chief Executive Officer



November 13, 2001             /s/  William R. Jellison
Date                               William R. Jellison
                                   Senior Vice President and
                                   Chief Financial Officer