Form 10-K
period 2001-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2002-03-29
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT
 TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [ X ]ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001

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

Registrant's   telephone  number,   including  area  code:  (717)845-7511

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class     Name of each exchange on which registered

                      None                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




D1

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 22, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date was $2,597,726,348 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

      The number of shares of the registrant's Common Stock outstanding as of the close of business on February 22, 2002 was 77,924,485.

               DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's annual report to shareholders for fiscal year 2001 (the "2001 Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K to the extent provided herein. Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, neither the 2001 Annual Report to Shareholders nor the Proxy Statement is to be deemed filed as part of this Annual Report on Form 10-K.


D1

                             PART I

Item 1.  Business

Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are
cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects.

History and Overview

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

   The Company operates in a single reporting segment as a designer, manufacturer and distributor of dental products in two principal categories: dental consumables and small equipment, and large equipment. Sales of the Company's dental products accounted for approximately 97% of DENTSPLY's consolidated sales for the year ended December 31, 2001.

   The Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. Through its recent acquisitions the Company has also gained access to other European markets in the Netherlands and Austria. The Company also has a significant market presence in Central and South America including Brazil, Mexico, Argentina, Colombia, and Chile; in South Africa; and in the Pacific Rim including Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea, Vietnam, Indonesia and Japan. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

   For 2001, 2000 and 1999, the Company's sales outside the United States, including export sales, accounted for approximately 49%, 42% and 45%, respectively, of consolidated net sales. The information about the Company's United States and foreign sales and assets set forth in Note 4 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

   As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. The information regarding foreign exchange risk management activities set forth in Note 14 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

   DENTSPLY believes that the dental products industry is experiencing substantial consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented. Between January 1999 and December 2001, DENTSPLY completed nine acquisitions (five in 2000 and four in 2001). The activity in 2001 includes three significant acquisitions. In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent"), a global dental implant manufacturer and marketer headquartered in Mannheim, Germany. In March 2001, the Company acquired the dental injectible anaesthetic assets of AstraZeneca ("AZ Assets"). In October 2001, the Company acquired the Degussa Dental Group ("Degussa Dental"), a manufacturer and seller of dental products, including precious metal alloys, ceramics, dental laboratory equipment and chairside products headquartered in Hanau, Germany. Information about these acquisitions and the other acquisition and divestiture activities is set forth in Note 3 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference. These acquisitions are intended to supplement DENTSPLY's core growth and assure ongoing expansion of its business. In addition, acquisitions continue to provide DENTSPLY with new technologies and additional product breadth.


D1

   The acquisitions made by DENTSPLY involve a substantial degree of risk. They are expected to result in benefits to DENTSPLY, including expanding the products and services offered by DENTSPLY to its customers and potential customers and enhancing DENTSPLY's presence in the European and Japanese market for dental products. Achieving the benefits of the acquisitions, however, will depend on a number of factors, including the integration of the operations and personnel of DENTSPLY and the acquired companies in a timely and efficient manner. The integration will be complicated by the need to integrate geographically diverse operations. In general, DENTSPLY cannot offer any assurances that it can successfully integrate or realize the anticipated benefits of the acquisitions. Failure to do so could result in the loss of key personnel and have a material adverse effect on the acquired businesses and DENTSPLY's financial condition and operating results. In addition, the attention and effort devoted to the integration of the acquired companies could significantly divert management's attention from other important tasks and could seriously harm DENTSPLY. Other risks include unanticipated expenses related to technology integration, difficulties in maintaining uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel and potential unknown liabilities associated with acquired businesses.

   Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and which preclude stockholders from calling special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 11% of the outstanding common stock of DENTSPLY, which may discourage a third party from attempting to acquire control of DENTSPLY in a transaction that is opposed by DENTSPLY's management and employees.

Principal Products

   The worldwide  professional  dental  industry  encompasses the diagnosis,  treatment  and  prevention of disease and ailments of the teeth,  gums and  supporting  bone.  DENTSPLY's two principal dental  product  lines are  consumables  and small  equipment and large  equipment.  These  products are produced by the Company in
the  United  States  and   internationally  and  are  distributed
throughout  the  world  under  some of the most  well-established brand names and  trademarks in the industry,  including  ACUCAM(R),
ANKYLOS(R),   AQUASIL(TM),  CAULK(R),  CAVITRON(R),   CERAMCO(R),   CERCON(R),
DELTON(R), DENOPTIX(TM), DENTSPLY(R), DETREY(R), ELEPHANT(R), ESTHET.X(R), FRIALIT(R), GAC ORTHOWORKS(TM), GENDEX(R), IN-OVATION(TM), MAILLEFER(R),
MIDWEST(R),   NUPRO(R),   PEPGEN  P-15(TM),   PROFILE(R),   RINN(R),   R&R(R),
SANI-TIP(R), THERMAFIL(R) and TRUBYTE(R).

   Consumables and Small Equipment. Consumable products consist of dental sundries used in dental offices in the treatment of patients and in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial
teeth,   endodontic  (root  canal)   instruments  and  materials,
dental injectable anesthetics, prophylaxis paste, dental sealants, implants, impression materials, restorative materials, precious metal dental alloys, dental ceramics, crown and bridge materials, tooth whiteners, topical fluoride, cutting instruments, dental needles, and orthodontic appliances and accessories. The Company manufactures thousands of different consumable and laboratory products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients as well as in dental laboratories.
DENTSPLY's small equipment products include high and low speed handpieces, intraoral lighting systems, ultrasonic scalers and polishers, air abrasion systems and porcelain furnaces. Sales of consumable and small equipment accounted for approximately 90% of the Company's consolidated sales for the year ended December 31, 2001.

   Large Equipment. Large equipment products consist of various durable goods used in dental offices primarily for the diagnosis of patients . DENTSPLY's large equipment product lines include conventional and digital dental x-ray systems and related support equipment and accessories, intraoral cameras, computer imaging systems and related software. Sales of large equipment accounted for approximately 7% of the Company's consolidated sales for the year ended December 31, 2001.



D1

Markets, Sales and Distribution

   DENTSPLY distributes approximately 50-60% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dentist in some markets. Sales to two customers, both distributors, accounted for 11% and 9%, respectively, of consolidated net sales in 2001.

   The information about the Company's foreign and domestic operations and export sales set forth in Note 4 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

   Although much of its sales are made to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through" marketing approach, DENTSPLY employs approximately 1,700 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its Educational Centers located in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field.

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


D1

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

   The following trends support the Company's confidence in its industry growth outlook:

o     Increasing   worldwide   population  -  Population   growth
   continues throughout the world.

o Growth of the population 65 or older - The percentage of the United States and European population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

o Natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

o The changing dental practice in developed countries - Dentistry in developed countries has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry. DENTSPLY's product lines are well positioned to provide the new sophisticated solutions that these advanced procedures require.

o     Per capita and  discretionary  incomes  are  increasing  in emerging nations - As personal incomes continue to rise in the emerging nations of the Pacific Rim and Latin America, healthcare, including dental services, are a growing priority.

o Growth in the field of aesthetic dentistry - Those among the aging "Baby Boomer" population are not only keeping their natural teeth longer but are interested in looking their best, increasing the demand for tooth whitening and other aesthetic procedures.

Product Development

   Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing market share in product categories where gains are possible. While many of DENTSPLY's innovations represent sequential improvements of existing products, the Company also continues to successfully launch products that represent fundamental change. Its research centers throughout the world employ approximately 330 scientists, Ph.D.'s, engineers and technicians dedicated to research and product development. Approximately $28.3 million, $20.4 million, and $18.5 million, respectively, was internally invested by the Company in connection with the development of new products and in the improvement of existing products in the years ended 2001, 2000 and 1999, respectively. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be accepted in the marketplace.



D1

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

o     The Company's primary operational  initiative over the next
   1-2 years will be to successfully integrate the recent acquisitions.

o The Company has recently acquired a plant site outside Chicago, where it will establish a major dental anesthetic filling plant. The Company believes that the plant will be operational, which includes the FDA validation of the manufacturing practices, at the end of 2003.

o     The Company is creating a Corporate  Quality and Purchasing
   initiative   to  help  ensure   product   quality  and  reduce
   purchased product costs throughout the organization.

o The Company has centralized its warehousing and distribution in North America and Europe. This will minimize both inventory levels and multiple customer shipments. It also helps improve product forecasting and service to our customers.

o In the first quarter of 2001, DENTSPLY reorganized certain functions within Europe, Brazil and North America with the objective of consolidating duplicative functions and improving efficiencies within these regions. These measures have resulted in the elimination of approximately 310 administrative and manufacturing positions in Brazil and Germany. Most aspects of this plan have been completed.

o The Company continues to focus on improving its manufacturing processes at several of its manufacturing locations, providing improved flexibility. This will allow them to continue to reduce inventories and improve response times to changes in customer demand.

o     DENTSPLY  has also  completed  its  North  American  Shared
   Service   initiative   focused   on  the   consolidation   and
   centralization   of   the   financial    accounting    support
   functions.

o DENTSPLY is making significant improvements in Information Technology as well. The new manufacturing and financial accounting system was implemented in 1999 and provides the Company with common software systems for nearly all of its locations around the world excluding Friadent and Degussa Dental. Worldwide telecommunications are currently a key focus, as we continue to drive efficiencies.




D1

Financing

   DENTSPLY's long-term debt at December 31, 2001 was $723.5 million and the related long-term debt to total capitalization was 54.3%. DENTSPLY may incur additional debt in the future, including the funding of additional acquisitions; however, the Company's primary focus in 2002 is the integration of its already competed acquisitions and the repayment of debt. DENTSPLY's ability to make payments on its indebtedness, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. There can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt and operate its business.

   DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios which it is required to satisfy. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provision is triggered.

   Additional   information  about  DENTSPLY's  working  capital,
liquidity and capital resources is incorporated herein by reference to the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders.

Competition

   The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental products industry is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high-quality and innovative products, its leadership in product development and manufacturing, and its commitment to customer service and technical support.

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

   Dental devices of the types sold by DENTSPLY are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. DENTSPLY's facilities are subject to periodic inspection by the FDA to monitor DENTSPLY's compliance with these regulations. There can be no assurance that the FDA will not raise compliance concerns. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction and/or criminal or civil proceedings. In the European Union, DENTSPLY's products are subject to the medical devices laws of the various member states which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. DENTSPLY products in Europe bear the CE sign showing that such products adhere to the European regulations.



D1

   All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA pre-market approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination. In Europe, in particular in Scandinavia and Germany, the contents of mercury in amalgam filling materials had been the subject of public discussion. As a consequence, in 1994 the German health authorities asked suppliers of dental amalgam to amend, as a precautionary measure, the instructions for use for amalgam filling materials. DENTSPLY adhered to this request. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

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

Sources and Supply of Raw Materials

  All  of  the  raw   materials   used  by  the  Company  in  the
manufacture of its products are purchased from various suppliers and are available from numerous sources. No single supplier, except for the supplier of precious metal raw materials, accounts for a significant percentage of DENTSPLY's raw material requirements. There are alternative suppliers of precious metal raw materials readily available.

Intellectual Property

   Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains more than 1,000 patents throughout the world and is licensed under a small number of patents owned by others.

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

Employees

   As of December 31, 2001, the Company and its subsidiaries employed approximately 7,500 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2004. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Tool & Die Makers Local 113 of the International Association of Machinists and Aerospace Workers under a collective bargaining agreement that expires on June 1, 2003. In addition, approximately 20% of Degussa Dental Germany's workforce is represented by labor unions. The Company believes that its relationship with its employees is good.

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


D1

Item 2.  Properties

      The   following   is  a  list   of   DENTSPLY's   principal
manufacturing locations as of December31, 2001:

                                                                                         Leased
            Location                       Function                                     or Owned

 United States:

 Los Angeles, California          Manufacture and distribution of investment              Leased
                                  casting products

 Yucaipa , California,            Manufacture and distribution of dental                  Owned
                                  laboratory products and dental ceramics

 Lakewood, Colorado               Manufacture and distribution of bone grafting           Leased
                                  materials and hydroxylapatite plasma-feed
                                  coating materials

 Milford, Delaware                Manufacture of consumable dental products               Owned

 Des Plaines, Illinois            Manufacture and assembly of dental handpieces           Leased
                                  and components and dental x-ray equipment

 Elgin, Illinois                  Manufacture of dental x-ray film holders, film          Owned
                                  mounts and accessories

 Franklin Park, Illinois          Manufacture and distribution of needles and             Owned
                                  needle-related products, primarily for the dental
                                  profession

 Columbus, Indiana                Manufacture and distribution of orthodontic             Leased
                                  accessories

 Maumee, Ohio                     Manufacture and distribution of investment              Owned
                                  casting products

 York, Pennsylvania               Manufacture and distribution of artificial teeth        Owned
                                  and other dental laboratory products;
                                  corporate headquarters

 York, Pennsylvania               Manufacture of small dental equipment and               Owned
                                  preventive dental products

 Johnson City, Tennessee          Manufacture and distribution of endodontic              Leased
                                  instruments and materials

 Foreign:

 Catanduva, Brazil                Manufacture and distribution of consumable              Leased
                                  dental products

 Petropolis, Brazil               Manufacture and distribution of artificial teeth        Owned
                                  and consumable dental products



D1

                                                                                        Leased
            Location                       Function                                     or Owned


 Petropolis, Brazil             Manufacture and distribution of dental                    Owned
                                anesthetics

 Tianjin, China                 Manufacture and distribution of dental products           Leased

 Plymouth, England              Manufacture of dental hand instruments                    Leased

 Bohmte, Germany                Manufacture and distribution of dental                    Owned
                                laboratory products

 Hanau, Germany                 Manufacture and distribution of precious metal            Owned
                                dental alloys, dental ceramics and dental
                                implant products

 Konstanz, Germany              Manufacture and distribution of consumable                Owned
                                dental products

 Mannheim, Germany              Manufacture and distribution of dental                    Owned
                                implant products

 Munich, Germany                Manufacture and distribution of endodontic                Owned
                                instruments and materials

 Rosbach, Germany               Manufacture and distribution of dental ceramics           Owned

 New Delhi, India               Manufacture and distribution of dental products           Leased

 Milan, Italy                   Manufacture and distribution of dental                    Leased
                                x-ray equipment

 Nasu, Japan                    Manufacture and distribution of precious metal            Owned
                                dental alloys, consumable dental products and
                                orthodontic products

 Hoorn, Netherlands             Manufacture and distribution of precious metal            Owned
                                dental alloys and dental ceramics

 Las Piedras, Puerto Rico       Manufacture of crown and bridge materials                 Owned

 Ballaigues, Switzerland        Manufacture and distribution of endodontic                Owned
                                instruments

 Ballaigues, Switzerland        Manufacture and distribution of plastic                   Owned
                                components and packaging material

 Le Creux, Switzerland          Manufacture and distribution of endodontic                Owned
                                instruments


D1

   In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other United States and international locations. Of the various sites around the world that are used exclusively for sales and distribution, all but three are leased. The Company also maintains sales offices in various countries throughout the world.

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

In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S.
District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases, which were argued to the court in December 2000. The Court denied the Company's motion for summary judgment regarding the Department of Justice action, granted the motion on the lack of standing of the patient class action and granted the motion on the lack of standing of the laboratory class action to pursue damage claims. In an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. The Company filed a motion to dismiss this re-filed complaint. The Court again granted DENTSPLY's motion on the lack of standing of the laboratory class action to pursue damage claims. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


Executive Officers of the Registrant

   The following table sets forth certain information regarding the executive officers of the Company as of February 28, 2001.


Name                                Age                  Position

John C. Miles II                    60              Chairman of the Board and
                                                    Chief Executive Officer
Gerald K. Kunkle Jr.                55              President   and   Chief
                                                    Operating Officer
William R. Jellison                 44              Senior  Vice  President
                                                    and Chief Financial Officer
Rudolf Lehner                       44              Senior Vice President
J. Henrik Roos                      44              Senior Vice President
W. William Weston                   54              Senior Vice President
Thomas L. Whiting                   59              Senior Vice President
Brian M. Addison                    48              Vice President, Secretary
                                                    and General Counsel


D1

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

   Rudolf Lehner was named Senior Vice President effective December 12, 2001 and oversees the following operating units:
Degussa Dental Germany, DENTSPLY Austria, DENTSPLY Sankin, Detech, Elephant Dental and Friadent. Prior to that time, Mr Lehner was Chief Operating Officer of Degussa Dental since mid-2000. From 1999 to mid 2000, he had the overall responsibilities for Sales & Marketing at Degussa Dental. From 1994 to 1999, Mr. Lehner held the position of Chief Executive Officer of Elephant Dental. From 1990 to 1994, he had overall responsibility for international activities at Degussa Dental. Prior to that, Mr Lehner held various positions at Degussa Dental and its parent, Degussa AG, since starting in 1984.

   J. Henrik Roos was named Senior Vice President effective June 1, 1999 and oversees the following operating units:
Ceramco, CeraMed, DENTSPLY Argentina, DENTSPLY Brazil, DENTSPLY Canada, DENTSPLY Latin America, DENTSPLY Mexico, DENTSPLY Professional, Ransom & Randolph and Trubyte. Prior to his Senior Vice President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

   W. William Weston was named Senior Vice President effective January 1, 1996 and oversees the following operating units:
DeDent, DENTSPLY Asia, DENTSPLY Australia, DENTSPLY France, DENTSPLY Italy, DENTSPLY Russia, DENTSPLY United Kingdom, L.D. Caulk, and Middle East/Africa. Prior to his Senior Vice President appointment, Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.

   Thomas L. Whiting was named Senior Vice President effective in early 1995 and oversees the following operating units:
DENTSPLY Anesthetics, ESP LLC, GAC, Gendex, Maillefer, MPL, Rinn, Tulsa Dental Products and Vereinigte Dentalwerke ("VDW"). Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Division from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

   Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. From August 1994 to December 1994 he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick. Prior to that he was Senior Counsel at Hershey Foods Corporation.


D1

                             PART II

Item 5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

   The  information  set forth  under the  caption  "Supplemental
Stock  Information"  in  the  Company's  2001  Annual  Report  to
Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data

   The  information   set  forth  under  the  caption   "Selected
Financial   Data"  in  the   Company's   2001  Annual  Report  to
Shareholders is incorporated herein by reference.

Item 7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

   The  information  set forth  under the  caption  "Management's
Discussion  and  Analysis of Financial  Condition  and Results of
Operations" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative  and Qualitative  Disclosure About Market
Risk

   The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's
2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The information set forth under the captions "Management's Financial Responsibility," "Report of Independent Accountants," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference. The Report of KPMG, LLP for the Company's fiscal year ended December 31, 1999 is attached hereto as Exhibit 99.1.

Item  9.  Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

   Previously reported.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of
Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Other Matters" in the 2002 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

   The  information  set  forth  under  the  caption   "Executive
Compensation"   in  the  2002  Proxy  Statement  is  incorporated
herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and
Management

   The  information   set  forth  under  the  caption   "Security
Ownership of Certain  Beneficial  Owners and  Management"  in the
2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information set forth under the subcaptions "Compensation of Directors", "Human Resources Committee Interlocks and Insider Participation" and "Human Resources Committee Report on Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.


D1

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report

      1    Financial Statements

      The following consolidated financial statements of the Company set forth in the Company's 2001 Annual Report to Shareholders are incorporated herein by reference:

      Report of Independent Accountants
      Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
      Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999
      Consolidated   Statements  of  Cash  Flows  -  Years  ended
      December 31, 2001, 2000 and 1999
      Notes to Consolidated Financial Statements

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


D1

      3    Exhibits.  The  Exhibits  listed  below  are  filed or
incorporated by reference as part of this Annual
           Report on Form 10-K.

         Exhibit
          Number                     Description

           3.1                 Restated Certificate of
                               Incorporation (1)
           3.2                 By-Laws, as amended
           4.1. (a)            Commercial Paper Issuing and
                               paying Agency Agreement
                               dated as of August 12,1999
                               between the Company and the
                               Chase Manhattan Bank (13)
                (b)            Commercial Paper Dealer
                               Agreement dated as of August 12,
                               1999 between the Company and
                               Goldman, Sachs & Co. (13)
           4.2  (a)            Note Agreement (governing Series
                               A, Series B and Series C Notes)
                               dated March 1, 2001 between the
                               Company and Prudential Insurance
                               Company of America (14)
                (b)            First Amendment to Note
                               Agreement dated September 1, 2001
                               between the Company and
                               Prudential Insurance Company of
                               America.
           4.3  (a)            5-Year Competitive Advance,
                               Revolving Credit and Guaranty
                               Agreements dated as of May 25,
                               2001 among the Company, the
                               guarantors named therein, the
                               banks named therein, the ABN
                               Amro Bank, N.V as Administrative
                               Agent, and First Union National
                               Bank and Harris Trust and
                               Savings Bank as Documentation
                               Agents as Documentation Agents.
                (b)            364-Day Competitive Advance,
                               Revolving Credit and Guaranty
                               Agreements dated as of May 25,
                               2001 among the Company, the
                               guarantors named therein, the
                               banks named therein, the ABN
                               Amro Bank, N.V as Administrative
                               Agent, and First Union National
                               Bank and Harris Trust and
                               Savings Bank as Documentation
                               Agents as Documentation Agents.
           4.4                 Private placement note dated
                               December 28, 2001 between the
                               Company and Massachusetts Mutual
                               Life Insurance Company and
                               Nationwide Life Insurance
                               Company.
           4.5  (a)            Eurobonds Agency Agreement dated
                               December 13, 2001 between the
                               Company and Citibank, N.A.
                (b)            Eurobond  Subscription   Agreement
                               dated  December  11, 2001  between
                               the  Company  and  Credit   Suisse
                               First  Boston  (Europe)   Limited,
                               UBS  AG,   ABN  AMRO  Bank   N.V.,
                               First  Union   Securities,   Inc.;
                               and Tokyo-Mitsubishi International
                               plc (the Managers).
                (c)            Pages 4 through 16 of the
                               Company's Eurobond Offering
                               Circular dated December 11, 2001.
           10.1                1992 Stock Option Plan adopted
                               May 26, 1992 (4)
           10.2                1993 Stock Option Plan (2)
           10.3                1998 Stock Option Plan (1)
           10.4                Nonstatutory Stock Option
                               Agreement between the Company
                               and Burton C. Borgelt (3)
           10.5 (a)            Employee Stock Ownership Plan as
                               amended effective as of December
                               1, 1982 restated as of January
                               1, 1991 (7)
                (b)            Second amendment to the DENTSPLY
                               Employee Stock Ownership Plan
                               (10)
                (c)            Third Amendment to the DENTSPLY
                               Employee Stock Ownership Plan
                               (12)
           10.6 (a)            Trust Agreement for the
                               Company's Employee Stock
                               Ownership Plan between the
                               Company and T. Rowe Price Trust
                               Company dated as of November 1,
                               2000. (14)
                (b)            Plan Recordkeeping Agreement for
                               the Company's Employee Stock
                               Ownership Plan between the
                               Company and T. Rowe Price Trust
                               Company dated as of November 1,
                               2000. (14)


D1

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
                               Company and Michael R. Crane (5)*
           10.9                Employment Agreement dated
                               January 1, 1996 between the
                               Company and W. William Weston
                               (9)*
           10.10               Employment Agreement dated
                               January 1, 1996 between the
                               Company and Thomas L. Whiting
                               (9)*
           10.11               Employment Agreement dated
                               October 11,1996 between the
                               Company and Gerald K. Kunkle Jr.
                               (10)*
           10.12               Employment Agreement dated April
                               20, 1998 between the Company and
                               William R. Jellison  (12)*
           10.13               Employment Agreement dated
                               September 10, 1998 between the
                               Company and Brian M. Addison
                               (12)*
           10.14               Employment Agreement dated June
                               1, 1999 between the Company and
                               J. Henrik Roos (13)*
           10.15               Employment Agreement dated
                               October 1, 2001 between the
                               Company and Rudolf Lehner*
           10.16               DENTSPLY International Inc.
                               Directors' Deferred Compensation
                               Plan effective January 1, 1997
                               (10)*
           10.17               Supplemental Executive
                               Retirement Plan effective
                               January 1, 1999 (12)*
           10.18               Written Description of Year 2001
                               Incentive Compensation Plan.
           10.19               Sale and Purchase Agreement for
                               all the shares of Friadent Gmbh,
                               dated December 28, 2000 by and
                               between Neptuno Verwaltungs und
                               Treuhand - Gersellschaft GmbH,
                               Dr. Eberhard Braun and Fria Nu
                               GmbH (a subsidiary of the
                               Company). (14)
           10.20(a)            AZLAD Products Agreement, dated
                               January 18, 2001 between
                               AstraZenaca AB and Maillefer
                               Instruments Holdings, S.A. (a
                               subsidiary of the Company). (14)
                (b)            AZLAD Products Manufacturing
                               Agreement, dated January 18,
                               2001 between AstraZenaca AB and
                               Maillefer Instruments Holdings,
                               S.A. (14)
                (c)            AZ Trade Marks License
                               Agreement, dated January 18,
                               2001 between AstraZenaca AB and
                               Maillefer Instruments Holdings,
                               S.A. (14)
           10.21               Degussa Dental Group Sale and
                               Purchase Agreement, dated May
                               28/29, 2001 between Degussa AG
                               (Seller) and Dentsply Hanau GmbH
                               & Co. KG, Dentsply Research &
                               Development Corporation and
                               Dentsply EU S.a.r.l. (Purchasers
                               and subsidiaries of the
                               Company). (15)
           10.22(a)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated November 30, 2001 between
                               Fleet Precious Metal Inc. and
                               the Company.
                (b)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated December 20, 2001 between
                               JPMorgan Chase Bank and the
                               Company.
                (c)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated December 20, 2001 between
                               Mitsui & Co., Precious Metals
                               Inc. and the Company.
           13                  Pages 9 through 44 of the
                               Company's Annual Report to
                               Shareholders for fiscal year
                               2001 (only those portions of the
                               Annual Report incorporated by
                               reference in this report are
                               deemed "filed")
           21.1                Subsidiaries of the Company
           23.1                Consent of Independent
                               Accountants - PricewaterhouseCoopers LLP
           23.2                Consent of Independent Auditors - KPMG LLP
           99.1                Audit Report of KPMG LLP



D1

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

(14) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(15) Incorporated by reference to exhibit included in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-16211.


D1

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

      (2)  Agreement  dated  February  26, 1999  between  Midland
      Bank PLC and Dentsply Limited for GBP 3,000,000 overdraft and $2,500,000 foreign exchange facility.

      (3)   Agreement  dated  June  21,  2001  in  the  principal
      amount  of  $6,000,000   between   Dentsply   Research  and
      Development  Corp,  Hong  Kong  Branch  and  Bank of  Tokyo
      Mitsubishi.

      (4)  Form  of   "comfort   letters"   to  various   foreign
      commercial   lending    institutions   having   a   lending
      relationship   with   one  or   more   of   the   Company's
      international subsidiaries.


(b)   Reports on Form 8-K

      On October 17, 2001,  the Company  filed a Form 8-K,  under item 2 reporting that it had acquired the Degussa Dental Group. On December 17, 2001, Amendment 1 to this Form 8-K was filed on Form 8-K/A. This amendment contained the financial information required under this form.

      On November 23, 2001, the Company furnished a Form 8-K, under item 9. This report (which is not deemed filed under the Securities Exchange Act) disclosed financial information related to the recently-acquired Degussa Dental Group that was provided in a preliminary offering circular to prospective purchasers in connection with the marketing of the Company's planned Eurobond Offering.


D1

              Report of Independent Accountants on
                  Financial Statement Schedule


To the Board of Directors of
DENTSPLY International Inc.

Our audits of the consolidated financial statements referred to in our report dated January 21, 2002, except for Note 16, as to which the date is January 31, 2002 appearing in the 2001 Annual Report to Shareholders of DENTSPLY International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, PA
March 28, 2002



D1

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001


                                                   Additions
                                          -----------------------
                                             Charged
                                 Balance at (Credited) Charged to  Write-offs               Balance
                                 Beginning   To Costs     Other      Net of   Translation   at End
Description                     of Period  And Expenses Accounts   Recoveries Adjustment   of Period
                                                      (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
                 1999            $ 7,891     $ 1,418      $ 541 (a)  $ (1,294)    $ (404)    $ 8,152
                 2000              8,152         397         34 (b)    (2,078)      (145)      6,360
                 2001              6,360       2,844      5,289 (c)    (1,638)      (253)     12,602

Allowance for trade discounts:

For Year Ended December 31,
                 1999              1,954       2,061          -        (1,538)      (183)      2,294
                 2000              2,294       2,169          -        (1,732)      (102)      2,629
                 2001              2,629         555          -        (1,194)      (124)      1,866

Inventory valuation reserves:

For Year Ended December 31,
                 1999             12,315       2,116      2,679 (d)    (1,209)      (537)     15,364
                 2000             15,364       5,584         52 (e)    (5,741)      (317)     14,942
                 2001             14,942       4,369      8,409 (f)    (2,996)      (365)     24,359


(a) Includes $62 from acquisition of Vereinigte Dentalwerke and $479 for the New Image restructuring.
(b) Includes $34 from acquisition of Midwest Orthodontic Manufacturing.
(c) Includes $389 from acquisition of Friadent and $4,900 from acquisition of Degussa Dental.
(d) Includes $2,679 from acquisition of Vereinigte Dentalwerke and Herpo Productos Dentarios.
(e) Includes $52 from acquisition of Midwest Orthodontic Manufacturing.
(f) Includes $1,580 from acquisition of Friadent and $6,829 from acquisition of Degussa Dental.



D1

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


/s/ John C. Miles II                                         March 28, 2002
-------------------------                                  --------------------
John C. Miles II                                                 Date
Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)


/s/ Gerald K. Kunkle, Jr.                                     March 28, 2002
-------------------------                                  --------------------
Gerald K. Kunkle, Jr.                                            Date
President and Chief
Operating Officer and a Director


/s/ William R. Jellison                                      March 28, 2002
-------------------------                                  --------------------
William R. Jellison                                               Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dr. Michael C. Alfano                                    March 28, 2002
-------------------------                                  --------------------
Dr. Michael C. Alfano                                             Date
Director



/s/ Burton C. Borgelt                                        March 28, 2002
-------------------------                                  --------------------
Burton C. Borgelt                                                 Date
Director




D1

/s/ Douglas K. Chapman                                       March 28, 2002
-------------------------                                  --------------------
Douglas K. Chapman                                                Date
Director


/s/ Paula H. Cholmondeley                                    March 28, 2002
-------------------------                                  --------------------
Paula H. Cholmondeley                                             Date
Director


/s/ Michael J. Coleman                                       March 28, 2002
-------------------------                                  --------------------
Michael J. Coleman                                                Date
Director


/s/ C. Frederick Fetterolf                                   March 28, 2002
-------------------------                                  --------------------
C. Frederick Fetterolf                                            Date
Director


/s/ William F. Hecht                                         March 28, 2002
-------------------------                                  --------------------
William F. Hecht                                                  Date
Director


/s/ Leslie A. Jones                                          March 28, 2002
-------------------------                                  --------------------
Leslie A. Jones                                                   Date
Director


/s/ Betty Jane Scheihing                                     March 28, 2002
-------------------------                                  --------------------
Betty Jane Scheihing                                              Date
Director


/s/Edgar H. Schollmaier                                      March 28, 2002
-------------------------                                  --------------------
Edgar H. Schollmaier                                              Date
Director


/s/ W. Keith Smith                                           March 28, 2002
-------------------------                                  --------------------
W. Keith Smith                                                    Date
Director


D1

EXHIBIT INDEX

         Exhibit                                                                  Exhibit
          Number                     Description                                 Reference

           3.1                 Restated Certificate of
                               Incorporation (1)
           3.2                 By-Laws, as amended                                   D2
           4.1. (a)            Commercial Paper Issuing and
                               paying Agency Agreement
                               dated as of August 12,1999
                               between the Company and the
                               Chase Manhattan Bank (13)
                (b)            Commercial Paper Dealer
                               Agreement dated as of August 12,
                               1999 between the Company and
                               Goldman, Sachs & Co. (13)
           4.2  (a)            Note Agreement (governing Series
                               A, Series B and Series C Notes)
                               dated March 1, 2001 between the
                               Company and Prudential Insurance
                               Company of America (14)
                (b)            First Amendment to Note
                               Agreement dated September 1, 2001
                               between the Company and
                               Prudential Insurance Company of
                               America.                                              D3
           4.3  (a)            5-Year Competitive Advance,
                               Revolving Credit and Guaranty
                               Agreements dated as of May 25,
                               2001 among the Company, the
                               guarantors named therein, the
                               banks named therein, the ABN
                               Amro Bank, N.V as Administrative
                               Agent, and First Union National
                               Bank and Harris Trust and
                               Savings Bank as Documentation
                               Agents as Documentation Agents.                       D4
                (b)            364-Day Competitive Advance,
                               Revolving Credit and Guaranty
                               Agreements dated as of May 25,
                               2001 among the Company, the
                               guarantors named therein, the
                               banks named therein, the ABN
                               Amro Bank, N.V as Administrative
                               Agent, and First Union National
                               Bank and Harris Trust and
                               Savings Bank as Documentation
                               Agents as Documentation Agents.                       D5
           4.4                 Private placement note dated
                               December 28, 2001 between the
                               Company and Massachusetts Mutual
                               Life Insurance Company and
                               Nationwide Life Insurance
                               Company.                                              D6
           4.5  (a)            Eurobonds Agency Agreement dated
                               December 13, 2001 between the
                               Company and Citibank, N.A.                            D7
                (b)            Eurobond  Subscription   Agreement
                               dated  December  11, 2001  between
                               the  Company  and  Credit   Suisse
                               First  Boston  (Europe)   Limited,
                               UBS  AG,   ABN  AMRO  Bank   N.V.,
                               First  Union   Securities,   Inc.;
                               and Tokyo-Mitsubishi International
                               plc (the Managers).                                   D8
                (c)            Pages 4 through 16 of the
                               Company's Eurobond Offering
                               Circular dated December 11, 2001.
           10.1                1992 Stock Option Plan adopted.                       D9
                               May 26, 1992 (4)
           10.2                1993 Stock Option Plan (2)
           10.3                1998 Stock Option Plan (1)
           10.4                Nonstatutory Stock Option
                               Agreement between the Company
                               and Burton C. Borgelt (3)
           10.5 (a)            Employee Stock Ownership Plan as
                               amended effective as of December
                               1, 1982 restated as of January
                               1, 1991 (7)
                (b)            Second amendment to the DENTSPLY
                               Employee Stock Ownership Plan
                               (10)
                (c)            Third Amendment to the DENTSPLY
                               Employee Stock Ownership Plan
                               (12)
           10.6 (a)            Trust Agreement for the
                               Company's Employee Stock
                               Ownership Plan between the
                               Company and T. Rowe Price Trust
                               Company dated as of November 1,
                               2000. (14)
                (b)            Plan Recordkeeping Agreement for
                               the Company's Employee Stock
                               Ownership Plan between the
                               Company and T. Rowe Price Trust
                               Company dated as of November 1,
                               2000. (14)



D1



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
                               Company and Michael R. Crane (5)*
           10.9                Employment Agreement dated
                               January 1, 1996 between the
                               Company and W. William Weston
                               (9)*
           10.10               Employment Agreement dated
                               January 1, 1996 between the
                               Company and Thomas L. Whiting
                               (9)*
           10.11               Employment Agreement dated
                               October 11,1996 between the
                               Company and Gerald K. Kunkle Jr.
                               (10)*
           10.12               Employment Agreement dated April
                               20, 1998 between the Company and
                               William R. Jellison  (12)*
           10.13               Employment Agreement dated
                               September 10, 1998 between the
                               Company and Brian M. Addison
                               (12)*
           10.14               Employment Agreement dated June
                               1, 1999 between the Company and
                               J. Henrik Roos (13)*
           10.15               Employment Agreement dated
                               October 1, 2001 between the
                               Company and Rudolf Lehner*                            D10
           10.16               DENTSPLY International Inc.
                               Directors' Deferred Compensation
                               Plan effective January 1, 1997
                               (10)*
           10.17               Supplemental Executive
                               Retirement Plan effective
                               January 1, 1999 (12)*
           10.18               Written Description of Year 2001
                               Incentive Compensation Plan.                          D11
           10.19               Sale and Purchase Agreement for
                               all the shares of Friadent Gmbh,
                               dated December 28, 2000 by and
                               between Neptuno Verwaltungs und
                               Treuhand - Gersellschaft GmbH,
                               Dr. Eberhard Braun and Fria Nu
                               GmbH (a subsidiary of the
                               Company). (14)
           10.20(a)            AZLAD Products Agreement, dated
                               January 18, 2001 between
                               AstraZenaca AB and Maillefer
                               Instruments Holdings, S.A. (a
                               subsidiary of the Company). (14)
                (b)            AZLAD Products Manufacturing
                               Agreement, dated January 18,
                               2001 between AstraZenaca AB and
                               Maillefer Instruments Holdings,
                               S.A. (14)
                (c)            AZ Trade Marks License
                               Agreement, dated January 18,
                               2001 between AstraZenaca AB and
                               Maillefer Instruments Holdings,
                               S.A. (14)
           10.21               Degussa Dental Group Sale and
                               Purchase Agreement, dated May
                               28/29, 2001 between Degussa AG
                               (Seller) and Dentsply Hanau GmbH
                               & Co. KG, Dentsply Research &
                               Development Corporation and
                               Dentsply EU S.a.r.l. (Purchasers
                               and subsidiaries of the
                               Company). (15)
           10.22(a)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated November 30, 2001 between
                               Fleet Precious Metal Inc. and
                               the Company.                                          D12
                (b)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated December 20, 2001 between
                               JPMorgan Chase Bank and the
                               Company.                                              D13
                (c)            Precious metal inventory
                               Purchase and Sale Agreement
                               dated December 20, 2001 between
                               Mitsui & Co., Precious Metals
                               Inc. and the Company.                                 D14
           13                  Pages 9 through 44 of the
                               Company's Annual Report to
                               Shareholders for fiscal year
                               2001 (only those portions of the
                               Annual Report incorporated by
                               reference in this report are
                               deemed "filed").                                      D15
           21.1                Subsidiaries of the Company                           D16
           23.1                Consent of Independent
                               Accountants - PricewaterhouseCoopers LLP              D17
           23.2                Consent of Independent Auditors - KPMG LLP            D18
           99.1                Audit Report of KPMG LLP                              D19




D1

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

(14) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(15) Incorporated by reference to exhibit included in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-16211.
      Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, File No. 0-16211.


D1