Form 10-Q
period 2002-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2002-05-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2002 the Company had 78,159,451 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                  FORM 10-Q

                       For Quarter Ended March 31, 2002


                                    INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            17

   Item 6 - Exhibits and Reports on Form 8-K             17

Signatures                                               18

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                      Three Months Ended March 31,

                                                           2002          2001
                                                (in thousands, except per share amounts)

Net sales                                               $ 351,218     $ 245,669
Cost of products sold                                     180,872       115,855

Gross profit                                              170,346       129,814
Selling, general and administrative expenses              114,716        89,393
Restructuring and other costs (income) (Note 6)            (1,957)        5,500

Operating income                                           57,587        34,921

Other income and expenses:
  Interest expense                                          7,728         3,581
  Interest income                                            (253)         (244)
  Other (income) expense, net                                (104)      (22,832)

Income before income taxes                                 50,216        54,416
Provision for income taxes                                 17,120        20,090

Net income                                              $  33,096     $  34,326


Earnings per common share (Note 3):
     Basic                                              $    0.42     $    0.44
     Diluted                                                 0.42          0.44


Cash dividends declared per common share                $ 0.04583     $ 0.04583


Weighted average common shares outstanding:
     Basic                                                 77,947        77,463
     Diluted                                               79,621        78,491





See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                     March 31,    December 31,
                                                                                       2002          2001
                                                                                         (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                $    19,837    $    33,710
        Accounts and notes receivable-trade, net                                     205,958        191,534
        Inventories, net (Notes 1 and 5)                                             204,173        197,454
        Prepaid expenses and other current assets                                     60,113         61,545

           Total Current Assets                                                      490,081        484,243

     Property, plant and equipment, net                                              266,332        240,890
     Identifiable intangible assets, net                                             220,169        248,890
     Goodwill, net                                                                   776,221        763,270
     Other noncurrent assets                                                          63,502         60,858

Total Assets                                                                     $ 1,816,305    $ 1,798,151

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                         $    62,593    $    69,904
        Accrued liabilities                                                          163,863        194,357
        Income taxes payable                                                          96,432         86,622
        Notes payable and current portion
           of long-term debt                                                          10,664          7,634

           Total Current Liabilities                                                 333,552        358,517

     Long-term debt                                                                  726,129        723,524
     Deferred income taxes                                                            33,172         32,526
     Other noncurrent liabilities                                                     83,740         73,628

           Total Liabilities                                                       1,176,593      1,188,195

     Minority interests in consolidated subsidiaries                                     463            437

     Commitments and contingencies (Note 8)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                           --             --
        Common stock, $.01 par value; 100 million shares authorized;
            81.4 million shares issued at March 31, 2002 and December 31, 2001           814            814
        Capital in excess of par value                                               153,686        152,916
        Retained earnings                                                            626,920        597,414
        Accumulated other comprehensive loss                                         (81,355)       (77,388)
        Unearned ESOP compensation                                                    (3,039)        (3,419)
        Treasury stock, at cost, 3.3 million shares at March 31, 2002
           and 3.5 million shares at December 31, 2001                               (57,777)       (60,818)

           Total Stockholders' Equity                                                639,249        609,519

Total Liabilities and Stockholders' Equity                                       $ 1,816,305    $ 1,798,151

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                               Three Months Ended March 31,
                                                            ---------------------------------

                                                                  2002           2001
                                                                     (in thousands)
Cash flows from operating activities:

Net income                                                     $  33,096    $  34,326

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                     8,051        6,410
  Amortization                                                     2,321        6,285
  Restructuring and other costs                                   (1,957)       5,500
  Gain on sale of business                                          --        (23,121)
  Other, net                                                     (29,112)      17,858

Net cash provided by operating activities                         12,399       47,258

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                 (37,558)    (201,164)
Proceeds from bulk sale of precious metals inventory               6,754         --
Capital expenditures                                              (9,815)      (8,284)
Other, net                                                           347       (1,692)

Net cash used in investing activities                            (40,272)    (211,140)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                         92,246      197,115
Payments on long-term borrowings                                 (79,570)     (33,707)
Increase (decrease) in short-term borrowings                       3,093       (3,737)
Cash paid for treasury stock                                        --           (875)
Cash dividends paid                                               (3,569)      (3,548)
Other, net                                                         2,977        2,247

Net cash provided by financing activities                         15,177      157,495

Effect of exchange rate changes on cash and cash equivalents      (1,177)       6,292

Net decrease in cash and cash equivalents                        (13,873)         (95)

Cash and cash equivalents at beginning of period                  33,710       15,433

Cash and cash equivalents at end of period                     $  19,837    $  15,338

See accompanying notes to unaudited interim consolidated condensed financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2002


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 29, 2002 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At March 31, 2002, the cost of $17.4 million or 9% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2001, the cost of $23.6 million or 12% of inventories was determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2002 by $0.4 million and by $2.3 million at December 31, 2001.

Derivative Financial Instruments

   The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies, interest rate swaps to convert floating rate debt to fixed rate or fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

   The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This standard, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

Stock Split

   All share and per share data in the accompanying financial statements and notes to the financial statements reflect the three-for-two stock split effective January 31, 2002.

NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income are as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    2002       2001
                                                     (in thousands)
Net income                                       $ 33,096    $ 34,326
Other comprehensive income:
     Foreign currency translation adjustments      (4,939)    (14,880)
     Cumulative effect of change in accounting
       principle for derivative and hedging
       activities (SFAS 133)                         --          (503)
     Net gain (loss) on derivative financial
       instruments                                    972      (1,471)
Total comprehensive income                       $ 29,129    $ 17,472


   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:


                                                 March 31,   December 31,
                                                   2002         2001
                                                     (in thousands)
Foreign currency translation adjustments        $(80,130)     $(75,191)
Net loss on derivative financial
  instruments                                       (341)       (1,313)
Minimum pension liability                           (884)         (884)
                                                $(81,355)     $(77,388)

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                  Three Months Ended
                                                      March 31,
                                                 2002         2001
                                       (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                              $33,096      $34,326

Denominator:
  Common shares outstanding                      77,947       77,463

Basic EPS                                       $  0.42      $  0.44

Diluted EPS Computation

Numerator (Income)                              $33,096      $34,326

Denominator:
  Common shares outstanding                      77,947       77,463
  Incremental shares from assumed exercise
    of dilutive options                           1,674        1,028
Total shares                                     79,621       78,491

Diluted EPS                                     $  0.42      $  0.44

   Options to purchase 1.2 million shares of common stock that were outstanding during the quarter ended March 31, 2001 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES

   In January 2002, the Company acquired the partial denture business of Austenal Inc. ("Austenal"), in a cash transaction valued at approximately $23.8 million, including debt assumed. Headquartered in Chicago, Illinois, Austenal manufactures dental laboratory products and is the world leader in the manufacture and sale of systems used by dental laboratories to fabricate partial dentures.

   In October 2001, the Company completed the acquisition of Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, pursuant to the May 2001 Sale and Purchase Agreement. The preliminary purchase price for Degussa Dental was 548 million Euros or $503 million, which was paid at closing. The preliminary purchase price is subject to increase or decrease, based on certain working capital levels of Degussa Dental as of October 1, 2001. Based on current information, the Company expects to pay an additional $10-20 million for this closing balance sheet adjustment. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the goodwill associated with this acquisition was not amortized. Degussa Dental manufactures and sells dental products, including precious metal alloys, ceramics and dental laboratory equipment, and chairside products. Headquartered in Hanau-Wolfgang, Germany since 1992, Degussa Dental Group has production facilities throughout the world.

   In  January  2001,  the  Company  agreed to acquire  the dental  injectible anesthetic assets of AstraZeneca ("AZ Assets"), including permanent, exclusive and royalty-free licensing rights to the dental products and tradenames, for $136.5 million and royalties on future sales of a new anesthetic product for scaling and root planing, Oraqix(TM) ("Oraqix"), that was in Stage III clinical trials at the time of the agreement. The $136.5 million purchase price was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $10 million payment upon submission of an Oraqix New Drug Application ("NDA") in the U.S., and Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; and a $10 million payment upon approval of the NDA and MAA. Because the Oraqix product has not received regulatory approvals for its use, payments made with respect to this product prior to approval are considered to be research and development costs and are expensed as incurred. After an analysis of the available clinical data, the Company concluded that the Oraqix product does not provide pain relief equivalent to that provided by injectible anesthetic. As a result, the Company renegotiated the contract to require a $2.0 million payment upon submission of the NDA and MAA, an $8.0 million payment and a $10.0 million prepaid royalty upon approval of both applications. Under the terms of the renegotiated agreement, the $2.0 million payment was accrued during the fourth quarter of 2001 and was paid during the first quarter of 2002.

   In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($105 million, net of cash acquired). During the first quarter of 2002, the Company received a closing balance sheet adjustment of 16.5 million German marks or approximately $7.3 million. Headquartered in Mannheim, Germany, Friadent is a major global dental implant manufacturer and marketer with subsidiaries in Germany, France, Denmark, Sweden, the United States, Switzerland, Brazil, and Belgium.

   The acquisitions above were accounted for under the purchase method of accounting; accordingly, the results of their operations are included in the accompanying financial statements since the respective dates of the acquisitions. The purchase prices plus direct acquisition costs have been allocated on the basis of estimated fair values at the dates of acquisition, pending final determination of the fair value of certain acquired assets and liabilities. The current purchase price allocations for Austenal, Degussa Dental, Friadent and the AZ Assets are as follows:

                                Austenal  Degussa Dental   Friadent  AZ Assets
                                                (in thousands)

Current assets                  $ 10,667    $ 175,447       $ 16,244  $       -
Property, plant and equipment        906       72,842          4,184        878
Identifiable intangible assets
 and goodwill                     16,244      367,326        106,809    129,591

Other long-term assets             1,236        8,655          1,119          -
Current liabilities               (4,089)     (86,987)       (27,553)   (11,122)
Other long-term liabilities       (1,157)     (34,336)        (3,054)         -
                                $ 23,807    $ 502,947       $ 97,749  $ 119,347


NOTE 5 - INVENTORIES


   Inventories consist of the following:

                                     March 31,    December 31,
                                       2002          2001
                                          (in thousands)

Finished goods                      $121,728      $119,030
Work-in-process                       37,365        35,539
Raw materials and supplies            45,080        42,885

                                    $204,173      $197,454

NOTE 6 - RESTRUCTURING AND OTHER COSTS

   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. The primary effect of this plan is the elimination of duplicative functions created as a result of combining the Company's operations in these countries with those of Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan will result in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 110 of which remain to be eliminated as of March 31, 2002. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2002. The remaining charge of $6.3 million involves impairment charges on intangible assets.

   In the first quarter of 2001, the Company recorded a charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions and are expected to contribute to future earnings. Included in this charge were severance costs of $3.1 million, lease/contract termination costs of $0.6 million and other restructuring costs of $0.8 million. In addition, the Company recorded $1.0 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately 310 administrative and manufacturing positions in Brazil and Germany. During the first quarter of 2002, this plan was substantially completed and the remaining accrual balances of $1.9 million were reversed as a change in estimate.

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. These liabilities relate primarily to the elimination of duplicative functions created as a result of combining the companies. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan will result in the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 175 of which remain to be eliminated as of March 31, 2002. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2002.

   The major components of these restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at March 31, 2002 are as follows:


                                                        Amounts
                                                       Recorded
                                                       Through         Amounts      Amounts       Change        Balance
                                          2001      Purchase Price     Applied      Applied     in Estimate    March 31,
                                       Provisions     Accounting        2001         2002          2002          2002
Severance                                $  5,270         $ 11,929     $  (1,850)   $ (2,274)     $   (678)       $ 12,397
Lease/contract terminations                 1,682            1,071          (563)       (385)         (387)          1,418
Other restructuring costs                     897            1,062             -         (23)         (799)          1,137
Fixed asset impairment charges              3,634                -        (3,634)          -             -               -
Intangible asset impairment charges         6,291                -        (6,291)          -             -               -
                                         $ 17,774         $ 14,062     $ (12,338)   $ (2,682)     $ (1,864)       $ 14,952

   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization is consolidation of operations in these regions in order to eliminate duplicative functions. The restructuring plan resulted in the elimination of approximately 40 administrative positions, mainly in France. During the first quarter of 2002, this plan was substantially finalized and the Company reversed an accrual of $0.1 million as a change in estimate.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS


   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite life intangible assets be discontinued and instead an annual impairment test approach be applied. These impairment tests are required to be performed transitionally upon adoption and annually thereafter (or more often if adverse events occur). These impairment tests will be based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite life intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performed the transitional impairment tests during the first quarter of 2002 and no impairment was identified.

   In accordance with SFAS 142, prior period amounts have not been restated. The following table presents prior year reported amounts adjusted to eliminate the amortization of goodwill and indefinite life intangible assets.

                                                                             Three Months Ended March 31,

                                                                          2002                       2001
                                                                    (in thousands, except per share amounts)

Reported net income                                                    $ 33,096 (1)               $ 34,326 (2)
Add: amortization adjustment, net of related tax                             -                       2,882
Adjusted net income                                                    $ 33,096                   $ 37,208

Reported basic earnings per share                                      $   0.42 (1)               $   0.44 (2)
Add: amortization adjustment                                                 -                        0.04
Adjusted basic earnings per share                                      $   0.42                   $   0.48

Reported diluted earnings per share                                    $   0.42 (1)               $   0.44 (2)
Add: amortization adjustment                                                 -                        0.04
Adjusted diluted earnings per share                                    $   0.42                   $   0.48

(1) Includes restructuring and other income of $1.3 million, after tax, or $0.02 per share.
(2) Includes gain from the sale of a business and restructuring and other costs of $9.8 million, after tax, or $0.13 per share.

   The net carrying values of goodwill and identifiable intangible assets are as follows:

                                                      March 31,   December 31,
                                                        2002         2001
                                                           (in thousands)

Goodwill                                              $776,221     $763,270

Indefinite life identifiable intangible assets:
  Trademarks                                          $  4,080     $  4,080
  Licensing agreements                                 124,070      118,979
Finite life identifiable intangible assets              92,019      125,831
    Total identifiable intangible assets              $220,169     $248,890

    The change in the net carrying value of goodwill was primarily related to the goodwill associated with the acquisition of Austenal purchased in January 2002, the closing balance sheet adjustment received in the Friadent acquisition (see note 4) and foreign currency translation adjustments. The increase in indefinite life licensing agreements was due to final purchase price adjustments related to the AZ asset acquisition. These intangible assets relate to the royalty-free licensing rights to AstraZeneca's dental products and tradenames. The change in finite life identifiable intangible assets was due primarily to the finalization of the valuations of the intangible assets acquired in the Degussa Dental acquisition which were previously based on estimates.

    Finite life identifiable intangible assets consist of the following:

                                               March 31, 2002                      December 31, 2001


                                      Gross                      Net        Gross                      Net
                                     Carrying   Accumulated    Carrying    Carrying   Accumulated   Carrying
                                      Amount    Amortization    Amount      Amount    Amortization    Amount
                                                                    (in thousands)

Patents                            $  58,737    $ (28,943)   $  29,794   $  64,514    $ (27,866)   $  36,648
Trademarks                            33,906       (5,413)      28,493      59,610       (5,630)      53,980
Licensing agreements                  29,374      (15,232)      14,142      29,405      (14,877)      14,528
Other                                 44,675      (25,085)      19,590      44,961      (24,286)      20,675
                                   $ 166,692    $ (74,673)   $  92,019   $ 198,490    $ (72,659)   $ 125,831

   Amortization expense for finite life identifiable intangible assets was $2.3 million for the three months ended March 31, 2002. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $10.3 million, $9.5 million, $8.4 million, $7.1 million and $6.1 million for 2002, 2003, 2004, 2005 and 2006, respectively.



NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases. The Court denied the Company's motion for summary judgment regarding the Department of Justice action, granted the motion on the lack of standing of the patient class action and granted the motion on the lack of standing of the laboratory class action to pursue damage claims. In an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. The Company filed a motion to dismiss this re-filed complaint. The Court again granted DENTSPLY's motion on the lack of standing of the laboratory class action to pursue damage claims. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action was filed in Florida. The trial in the government's case began in April 2002. It is unlikely a decision will be made by the Court until the fall of 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

                         DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Net Sales

   Net sales for the quarter ended March 31, 2002 increased $105.5 million, or 43.0%, to $351.2 million, up from $245.7 million in the same period of 2001. Base business sales growth (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) for the first quarter was 6.5%, excluding a 38.3% increase due to net acquisitions and a negative 1.8% foreign currency translation impact due to the strong U.S. dollar against the major currencies in Europe, Asia and Brazil. This growth was achieved over both large equipment and consumables and small equipment product categories.

   Sales in the United States for the first quarter grew 20.9%; 7.6% from base business sales growth in both large equipment and consumables; and 13.3% from net acquisitions/divestitures. Notable growth was achieved in endodontics, bone grafting materials, intraoral cameras and digital x-ray systems.

   European sales, including the Commonwealth of Independent States, increased 97.7% during the first quarter of 2002. European base business sales growth increased 5.3%. Currency translation had a negative 3.6% impact on the quarter in Europe. Acquisitions/divestitures added 96.0% to European sales during the quarter. The United Kingdom, German, and Italian consumable businesses had strong performance. Notable growth was achieved in endodontic products.

   Asia (excluding Japan) base business sales increased 5.2% despite slowing economies in this region. Notable growth was achieved by Dentsply's subsidiaries in South Korea and China. Net acquisitions added an additional 25.0% in Asia, offset by a negative 2.6% impact from currency translation. Latin American base business sales declined 0.4% during the first quarter of 2002 primarily due to numerous economic and political issues which hampered sales growth throughout this region. Acquisitions added 19.6% to Latin American net sales offset by 6.9% for the negative impact of currency translation. Sales in the rest of the world grew 40.9%; 8.1% from base business primarily in Canada and Australia which was partially offset by negative volume growth in the Middle East, less 4.1% from the impact of currency translation plus 36.9% from acquisitions.

   Sales for the three months ended March 31, 2002 of $351.2 million included sales of precious metals generated through the precious metal alloy product offerings of newly acquired Degussa Dental. Due to the fluctuations of precious metal prices, the sales value of this component may vary from period to period. The Company's net sales for the three months ended March 31, 2002, excluding the sales value of precious metals, were $302.2 million, an increase of 23.0% over the same period of 2001.

Gross Profit

   Gross profit for the first quarter represented 48.5% of net sales, or 56.4% excluding precious metals, compared to 52.8% of net sales in 2001. There were no sales of precious metals in the first quarter of 2001. The gross profit margin, excluding precious metals, benefited by a favorable product mix; operational improvements, including the positive results of earlier restructuring activities; and inventory step-up charges for acquisitions included in the 2001 results. These benefits were offset slightly by the negative impact of a stronger U.S. dollar in the first quarter of 2002.

Operating Expenses

   Selling, general and administrative (SG&A) expense increased $25.3 million, or 28.3%. As a percentage of sales, SG&A expenses decreased from 36.4% in the first quarter of 2001 to 32.7% for the same period of 2002 due to recent acquisitions. SG&A spending, excluding acquisitions, represented 34.6% of sales during the first quarter of 2002 compared to 36.4% for the same period in 2001. This decrease is mainly due to the discontinuation of goodwill amortization. The Company has completed its transitional impairment review of goodwill as required as part of the its adoption of Statement of Financial Accounting Standards (SFAS) 142, and did not have any impairment on its goodwill.

   During the first quarter of 2002, the Company recorded restructuring and other income of $2.0 million as certain prior period European restructuring initiatives were completed at a lower cost than initially recorded. The first quarter of 2001 included a restructuring charge of $5.5 million to improve efficiencies in Europe, Brazil and North America.

Other Income and Expenses

   Net interest expense increased $4.1 million in the first quarter of 2002 due to higher debt levels to finance the acquisition activity in 2001 and 2002. Other income decreased $22.7 million due to the $23.1 million gain from the sale of Infosoft,LLC in the first quarter of 2001.

Earnings

   Income before income taxes in the first quarter of 2002 decreased $4.2 million including the $23.1 million gain from the sale of Infosoft, LLC recorded in the first quarter of 2001 offset mostly by higher pre-tax profits from operations in 2002. The effective tax rate for operations was 34.0% in the first quarter of 2002 compared to 33.5% in the first quarter of 2001.

    Net income for the first quarter of 2002 was $33.1 million, or $.42 diluted earnings per common share compared to $34.3 million, or $.44 diluted earnings per common share in the first quarter of 2001. Excluding restructuring benefits in 2002 and the gain for the sale of Infosoft, LLC and the restructuring charge in the first quarter of 2001, first quarter 2002 net income was $31.8 million, an increase of 29.8% over 2001. Diluted earnings per common share were $.40 in 2002 compared to $.31 in 2001, an increase of 29.0%.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2001 Annual Report on Form 10-K filed March 29, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended March 31, 2002

   For the three months ended March 31, 2002, cash flows from operating activities were $12.4 million compared to $47.3 million for the three months ended March 31, 2001. The decrease of $34.9 million results primarily from higher inventory and receivables levels, payments of annual volume rebates for precious metal purchases and some initial restructuring outflows, offset by higher operating earnings.

   Investing activities for the three months ended March 31, 2002 include capital expenditures of $9.8 million. Net acquisition activity for the three months ended March 31, 2002 was $37.6 million (see Note 4 to the condensed consolidated financial statements).

   The Company's current ratio was 1.5 with working capital of $156.5 million at March 31, 2002. This compares with a current ratio of 1.4 and working capital of $125.7 million at December 31, 2001.

   The Company's long-term debt increased slightly by $2.6 million from December 31, 2001 to $726.1 million. The resulting long-term debt to total capitalization at March 31, 2002 was 53.2% compared to 54.3% at December 31, 2001.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2002 ("the 364 day facility"). The 364-day facility terminates in May 2002, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available a $250 million commercial paper facility, which, during the first quarter of 2002, was replaced and expanded from its previous level of $200 million. The 364-day facility serves as a back-up to this commercial paper facility. The total available credit under the commercial paper facility and the 364-day facility is $250 million.

   The Company also has access to $77.6 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total,  the  Company  had  unused  lines of credit of $348.0  million at
March 31, 2002. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2002, the Company was in compliance with these covenants.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2001 Annual Report on Form 10-K filed March 29, 2002.

   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

Quarter Ending June 30, 2002

   In March 2001, the Company sold InfoSoft, LLC to PracticeWorks Inc. ("PracticeWorks"). InfoSoft, LLC was the wholly owned subsidiary of the Company, that developed and sold software and related products for dental practice management. PracticeWorks is the dental software management and dental claims processing company which was spun-off by Infocure Corporation. In the transaction, the Company received 6.5% convertible preferred stock in PracticeWorks, with a fair value of $32 million. This investment plus accrued dividends to date are included in "Other noncurrent assets". These preferred shares are convertible into approximately 1.0 million shares of PracticeWorks common stock. If not previously converted, the preferred shares are redeemable for cash after 5 years. The Company measures recoverability on this investment on a periodic basis. This sale resulted in a $23.1 million pretax gain which was included in "Other (income) expense, net".

   The Company is currently in negotiations with PracticeWorks to restructure this preferred stock investment. Under the tentative plan, the Company would receive a combination of $15.0 million in cash, $15.0 million of PracticeWorks common stock based on its secondary offering price and 450,000 seven-year term stock warrants issued by PracticeWorks as settlement for the accumulated investment balance. Although the total value of the transaction may fluctuate through the date of settlement which is expected to occur in late June 2002, the Company anticipates that a loss of approximately $1.0 to $1.5 million, pre-tax, or $0.01 per share will be realized on the transaction. The Company is still finalizing its negotiations with PracticeWorks and the final agreement will be contingent on PracticeWorks completing its secondary offering.

NEW ACCOUNTING STANDARDS

   In June 2001 Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 addresses financial accounting and reporting for business combinations. Specifically, effective for business combinations occurring after July 1, 2001, it eliminates the use of the pooling method of accounting and requires all business combinations to be accounted for under the purchase method. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The primary change related to this new standard is that the amortization of goodwill and intangible assets with indefinite useful lives will be discontinued and instead an annual impairment approach (or more often if adverse events occur) will be applied. Except for goodwill and intangible assets with indefinite lives related to acquisitions after July 1, 2001 (for which amortization was not recognized at all), the Company discontinued amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002 (see Note 7 to the condensed consolidated financial statements).

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for the Company in 2003 and the effect of adopting it is not expected to be material.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB 30, " Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions."   SFAS 144 requires an
impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected and undiscounted future cash flows. The Company adopted SFAS 144 effective January 1, 2002. This standard has not had, nor is expected to have, a material impact on the Company.


EURO CURRENCY CONVERSION

   On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their legacy currencies and the newly established Euro currency.

   The legacy currencies remained legal tender in the participating countries between January 1, 1999 and January 1, 2002 (the "transition period"). On January 1, 2002, the European Central Bank issued Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the legacy currencies of participating countries will no longer be legal tender for any transactions.

   The Company's various operating units which are affected by the Euro conversion adopted the Euro as the functional currency effective January 1, 2001. At this time, the Company does not expect the reasonably foreseeable consequences of the Euro conversion to have material adverse effects on the Company's business, operations or financial condition.


IMPACT OF INFLATION


   The Company has generally offset the impact of inflation on wages and the cost of purchased materials by reducing operating costs and increasing selling prices to the extent permitted by market conditions.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


   There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2001.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases. The Court denied the Company's motion for summary judgment regarding the Department of Justice action, granted the motion on the lack of standing of the patient class action and granted the motion on the lack of standing of the laboratory class action to pursue damage claims. In an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. The Company filed a motion to dismiss this re-filed complaint. The Court again granted DENTSPLY's motion on the lack of standing of the laboratory class action to pursue damage claims. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action was filed in Florida. The trial in the government's case began in April 2002. It is unlikely a decision will be made by the Court until the fall of 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits - None.

   (b)  Reports on Form 8-K - None.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 15, 2002                  /s/  John C. Miles II
Date                               John C. Miles II
                                   Chairman and
                                   Chief Executive Officer



May 15, 2002                  /s/  William R. Jellison
Date                               William R. Jellison
                                   Senior Vice President and
                                   Chief Financial Officer