Form 10-Q
period 2002-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2002-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 2002 the Company had 78,230,301 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                        For Quarter Ended June 30, 2002


                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income                   3
      Consolidated Condensed Balance Sheets                         4
      Consolidated Condensed Statements of Cash Flows               5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                                        6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations                14

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                            19


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                      20

   Item 4 - Submission of Matters to a Vote of Security Holders    21

   Item 6 - Exhibits and Reports on Form 8-K                       21

Signatures                                                         22
                                       2

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                        Three Months              Six Months
                                                       Ended June 30,           Ended June 30,

                                                     2002         2001        2002          2001
                                                       (in thousands, except per share amounts)

Net sales                                         $ 377,978    $ 254,635    $ 729,196    $ 500,304
Cost of products sold                               192,448      120,908      373,321      236,763

Gross profit                                        185,530      133,727      355,875      263,541
Selling, general and administrative expenses        120,099       89,391      234,815      178,784
Restructuring and other (income) costs (Note 6)         (44)        --         (2,001)       5,500

Operating income                                     65,475       44,336      123,061       79,257

Other income and expenses:
  Interest expense                                    8,284        4,296       16,012        7,877
  Interest income                                      (167)        (240)        (420)        (484)
  Other expense (income), net                         1,574         (888)       1,469      (23,720)

Income before income taxes                           55,784       41,168      106,000       95,584
Provision for income taxes                           18,964       13,764       36,084       33,854

Net income                                        $  36,820    $  27,404    $  69,916    $  61,730


Earnings per common share (Note 3):
     Basic                                        $    0.47    $    0.35    $    0.90    $    0.80
     Diluted                                           0.46         0.35         0.88         0.78


Cash dividends declared per common share          $ 0.04600    $ 0.04583    $ 0.09200    $ 0.09167


Weighted average common shares outstanding:
     Basic                                           78,163       77,622       78,056       77,543
     Diluted                                         80,076       78,928       79,858       78,707




See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       3

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                    June 30,     December 31,
                                                                                     2002           2001
                                                                                          (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                               $    17,686    $    33,710
        Accounts and notes receivable-trade, net                                    221,316        191,534
        Inventories, net (Notes 1 and 5)                                            222,911        197,454
        Prepaid expenses and other current assets                                    60,250         61,545

           Total Current Assets                                                     522,163        484,243

     Property, plant and equipment, net                                             286,730        240,890
     Identifiable intangible assets, net                                            229,566        248,890
     Goodwill, net                                                                  846,113        763,270
     Other noncurrent assets                                                         86,181         60,858

Total Assets                                                                    $ 1,970,753    $ 1,798,151

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                        $    65,292    $    69,904
        Accrued liabilities                                                         179,442        194,357
        Income taxes payable                                                        106,089         86,622
        Notes payable and current portion
           of long-term debt                                                          9,852          7,634

           Total Current Liabilities                                                360,675        358,517

     Long-term debt                                                                 786,179        723,524
     Deferred income taxes                                                           12,620         32,526
     Other noncurrent liabilities                                                    76,387         73,628

           Total Liabilities                                                      1,235,861      1,188,195

     Minority interests in consolidated subsidiaries                                    573            437

     Commitments and contingencies (Note 8)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                          --             --
        Common stock, $.01 par value; 100 million shares authorized;
            81.4 million shares issued at June 30, 2002 and December 31, 2001           814            814
        Capital in excess of par value                                              154,876        152,916
        Retained earnings                                                           660,142        597,414
        Accumulated other comprehensive loss (Note 2)                               (22,999)       (77,388)
        Unearned ESOP compensation                                                   (3,039)        (3,419)
        Treasury stock, at cost, 3.2 million shares at June 30, 2002
           and 3.5 million shares at December 31, 2001                              (55,475)       (60,818)

           Total Stockholders' Equity                                               734,319        609,519

Total Liabilities and Stockholders' Equity                                      $ 1,970,753    $ 1,798,151

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       4

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 Six Months Ended June 30,
                                                            ---------------------------------

                                                                   2002          2001
                                                                     (in thousands)
Cash flows from operating activities:

Net income                                                     $  69,916    $  61,730

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    17,229       12,999
  Amortization                                                     5,220       13,428
  Restructuring and other costs                                   (2,001)       5,500
  Gain on sale of business                                          --        (23,121)
  Other, net                                                     (35,969)       1,010

Net cash provided by operating activities                         54,395       71,546

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                 (50,178)    (286,318)
Proceeds from the redemption of preferred stock investment        15,000         --
Proceeds from bulk sale of precious metals inventory               6,754         --
Capital expenditures                                             (21,777)     (24,376)
Other, net                                                           418        1,085

Net cash used in investing activities                            (49,783)    (309,609)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                        132,523      283,436
Payments on long-term borrowings                                (144,536)     (52,229)
Increase (decrease) in short-term borrowings                       1,133       (3,573)
Cash paid for treasury stock                                        --           (875)
Cash dividends paid                                               (7,160)      (7,101)
Other, net                                                         5,290        5,068

Net cash (used in) provided by financing activities              (12,750)     224,726

Effect of exchange rate changes on cash and cash equivalents      (7,886)      14,864

Net (decrease) increase in cash and cash equivalents             (16,024)       1,527

Cash and cash equivalents at beginning of period                  33,710       15,433

Cash and cash equivalents at end of period                     $  17,686    $  16,960

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       5

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2002


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

Inventories

   Inventories are stated at the lower of cost or market. At June 30, 2002, the cost of $16.6 million or 7% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2001, the cost of $23.6 million or 12% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2002 by $0.4 million and by $2.3 million at December 31, 2001.

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

NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income are as follows:

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                           2002        2001         2002         2001
                                                                        (in thousands)
Net income                                             $  36,820    $  27,404    $  69,916    $  61,730
Other comprehensive income:
    Foreign currency translation adjustments              60,467       (1,907)      55,528      (16,787)
    Unrealized gain on available-for-sale securities       1,741         --          1,741         --
    Cumulative effect of change in accounting
      principle for derivative and hedging
      activities (SFAS 133)                                 --           --           --           (503)
    Net (loss) gain on derivative financial
      instruments                                         (3,852)         538       (2,880)        (933)
Total comprehensive income                             $  95,176    $  26,035    $ 124,305    $  43,507


   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:


                                                          June 30,         December 31,
                                                            2002               2001
                                                                 (in thousands)
Foreign currency translation adjustments                    $ (19,663)         $ (75,191)
Net loss on derivative financial
  instruments                                                  (4,193)            (1,313)
Unrealized gain on available-for-sale securities                1,741                  -
Minimum pension liability                                        (884)              (884)
                                                            $ (22,999)         $ (77,388)

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                            Three Months Ended    Six Months Ended
                                                  June 30,           June 30,
                                              2002      2001      2002       2001
                                           (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                           $36,820   $27,404   $69,916   $61,730

Denominator:
  Common shares outstanding                   78,163    77,622    78,056    77,543

Basic EPS                                    $  0.47   $  0.35   $  0.90   $  0.80

Diluted EPS Computation

Numerator (Income)                           $36,820   $27,404   $69,916   $61,730

Denominator:
  Common shares outstanding                   78,163    77,622    78,056    77,543
  Incremental shares from assumed exercise
    of dilutive options                        1,913     1,306     1,802     1,164
Total shares                                  80,076    78,928    79,858    78,707

Diluted EPS                                  $  0.46   $  0.35   $  0.88   $  0.78

   Options to purchase 35,400 and 3,900 shares of common stock that were outstanding during the quarter ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2002 and 2001 were 71,400 and 54,900, respectively.


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

   In October 2001, the Company completed the acquisition of Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, pursuant to the May 2001 Sale and Purchase Agreement. The preliminary purchase price for Degussa Dental was 548 million Euros or $503 million, which was paid at closing. The preliminary purchase price was subject to increase or decrease, based on certain working capital levels of Degussa Dental as of October 1, 2001. The Company has made a partial payment of 12.1 million Euros or $11.4 million as a closing balance sheet adjustment but is still in negotiations with Degussa AG related to the final payment. Based on current information, the Company expects to pay up to $10 million for this final closing balance sheet payment. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the goodwill associated with this acquisition was not amortized. Degussa Dental manufactures and sells dental products, including precious metal alloys, ceramics and dental laboratory equipment, and chairside products. Headquartered in Hanau-Wolfgang, Germany since 1992, Degussa Dental Group has production facilities throughout the world.

   In January 2001, the Company agreed to acquire the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"), including permanent, exclusive and royalty-free licensing rights to the dental products and tradenames, for $136.5 million and royalties on future sales of a new anesthetic product for scaling and root planing, Oraqix(TM) ("Oraqix"), that was in Stage III clinical trials at the time of the agreement. The $136.5 million purchase price was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $10 million payment upon submission of an Oraqix New Drug Application ("NDA") in the U.S., and Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; and a $10 million payment upon approval of the NDA and MAA. Because the Oraqix product has not received regulatory approvals for its use, payments made with respect to this product prior to approval are considered to be research and development costs and are expensed as incurred. After an analysis of the available clinical data, the Company concluded that the data was inadequate to support the original agreement. As a result, the Company renegotiated the contract to require a $2.0 million payment upon submission of the NDA and MAA, prepaid royalty payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, and a $10.0 million prepaid royalty upon approval of both applications. Under the terms of the renegotiated agreement, the $2.0 million payment was accrued during the fourth quarter of 2001 and was paid during the first quarter of 2002.

   In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($105 million, net of cash acquired). During the first quarter of 2002, the Company received cash of 16.5 million German marks or approximately $7.3 million, representing a final balance sheet adjustment. As a result of this closing balance sheet adjustment, goodwill was reduced by approximately $7.3 million. Headquartered in Mannheim, Germany, Friadent is a major global dental implant manufacturer and marketer with subsidiaries in Germany, France, Denmark, Sweden, the United States, Switzerland, Brazil, and Belgium.

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

                                                Austenal   Degussa Dental     Friadent       AZ Assets
                                                                      (in thousands)

Current assets                                $  10,667      $ 175,447      $  16,244      $    --
Property, plant and equipment                       906         72,842          4,184            878
Identifiable intangible assets and goodwill      16,244        378,761        106,809        129,591
Other long-term assets                            1,236          8,655          1,119           --
Current liabilities                              (4,089)       (86,987)       (27,553)       (11,122)
Other long-term liabilities                      (1,157)       (34,336)        (3,054)          --
                                              $  23,807      $ 514,382      $  97,749      $ 119,347


   In March 2001, the Company sold InfoSoft, LLC to PracticeWorks Inc. ("PracticeWorks"). InfoSoft, LLC was the wholly owned subsidiary of the Company, that developed and sold software and related products for dental practice management. PracticeWorks is the dental software management and dental claims processing company which was spun-off by Infocure Corporation. In the transaction, the Company received 6.5% convertible preferred stock in PracticeWorks, with a fair value of $32 million. This sale resulted in a $23.1 million pretax gain which was included in "Other expense (income), net". The Company recorded this preferred stock investment and subsequent accrued dividends to "Other noncurrent assets" and has measured the investment for recoverability on a periodic basis.

   In June 2002, the Company completed a transaction with PracticeWorks to exchange the accumulated balance of this preferred stock investment for a combination of $15.0 million of cash, 1.0 million shares of PracticeWorks' common stock valued at $15.0 million and 450,000 seven-year term stock warrants issued by PracticeWorks, valued at $3.6 million. The transaction resulted in a loss to the Company of $1.1 million, which is included in "Other expense (income), net". The exchange will provide the Company with immediate cash, as well as, improved liquidity on its investment in PracticeWorks, while also providing additional market appreciation potential if PracticeWorks' business and stock price continue to perform well. As a result of the transaction, the Company will no longer recognize income for preferred stock dividends. The common stock will be classified as available-for-sale and any fair value adjustments to this investment will be reflected in other comprehensive income until sold. The warrants are classified as derivative financial instruments as defined under SFAS No. 133 and any fair value adjustments in these holdings will be reflected in current income each quarter until sold. For the quarter ended June 30, 2002 the unrealized gain on the stock warrants was $1.1 million which was included in "Other expense (income), net".


NOTE 5 - INVENTORIES


   Inventories consist of the following:

                                       June 30,     December 31,
                                         2002          2001
                                            (in thousands)

Finished goods                         $137,296     $119,030
Work-in-process                          40,553       35,539
Raw materials and supplies               45,062       42,885

                                       $222,911     $197,454


NOTE 6 - RESTRUCTURING AND OTHER COSTS

   During the second quarter of 2002 the Company recorded a charge of $1.7 million for restructuring and other costs. The charge primarily related to the elimination of duplicative functions created as a result of combining the Company's Ceramed and U.S. Friadent divisions. Included in this charge were severance costs of $0.5 million, lease/contract termination costs of $0.9 million and other restructuring costs of $38,000. In addition, the Company recorded $0.2 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan will result in the elimination of approximately 35 administrative and manufacturing positions in the United States, substantially all of which remain to be eliminated as of June 30, 2002. The plan is expected to be completed by the first quarter of 2003. The major components of these restructuring charges and the remaining outstanding balances at June 30, 2002 are as follows:

                                                 Amounts      Balance
                                    2002        Applied      June 30,
                                 Provisions       2002        2002
Severance                        $   541        $   --      $   541
Lease/contract terminations          895            --          895
Other restructuring costs             38            --           38
Fixed asset impairment charges       195          (195)         --
                                 $ 1,669        $ (195)     $ 1,474

   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. The primary effect of this plan is the elimination of duplicative functions created as a result of combining the Company's operations in these countries with those of Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. During the second quarter of 2002, the Company determined that the costs to complete this plan were lower than originally estimated and as a result $1.2 million of these costs were reversed as a change in estimate. This restructuring plan will result in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 100 of which remain to be eliminated as of June 30, 2002. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2002. The remaining charge of $6.3 million involves impairment charges on intangible assets.

   In the first quarter of 2001, the Company recorded a charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions. Included in this charge were severance costs of $3.1 million, lease/contract termination costs of $0.6 million and other restructuring costs of $0.8 million. In addition, the Company recorded $1.0 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately
310 administrative and manufacturing positions in Brazil and Germany. During the first quarter of 2002, this plan was substantially completed and the remaining accrual balances of $1.9 million were reversed as a change in estimate.

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. These liabilities relate primarily to the elimination of duplicative functions created as a result of combining the companies. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan will result in the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 70 of which remain to be eliminated as of June 30, 2002. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2002.

   The major components of these restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at June 30, 2002 are as follows:


                                                        Amounts
                                                       Recorded
                                                       Through        Amounts      Amounts    Change     Balance
                                          2001      Purchase Price    Applied      Applied  in Estimate  June 30,
                                       Provisions     Accounting       2001         2002       2002       2002
Severance                             $  5,270       $ 11,929      $ (1,850)   $ (4,711)   $   (990)   $  9,648
Lease/contract terminations              1,682          1,071          (563)       (697)       (653)        840
Other restructuring costs                  897          1,062          --           (23)       (823)      1,113
Fixed asset impairment charges           3,634           --          (3,634)        656        (656)       --
Intangible asset impairment charges      6,291           --          (6,291)       --          --          --
                                      $ 17,774       $ 14,062      $(12,338)   $ (4,775)   $ (3,122)   $ 11,601


   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization was consolidation of operations in these regions in order to eliminate duplicative functions. The restructuring plan resulted in the elimination of approximately 40 administrative positions, mainly in France. During the first quarter of 2002, this plan was substantially completed and the Company reversed an accrual of $0.1 million as a change in estimate.

   In the second quarter of 1998, the Company rationalized and restructured its worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. All major aspects of the plan were completed in 1999, except for the disposition of the property and plant located in Dreieich, Germany, which has been written-down to its estimated fair value, but which has not yet been sold. In the second quarter of 2002, the Company entered into a tentative agreement to sell this property. This recent activity has provided the Company with more updated fair value information and as a result the Company has written-up the carrying value of the property by $0.5 million to its revised estimated fair value.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS


   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite life intangible assets be discontinued and instead an annual impairment test approach be applied. These impairment tests are required to be performed transitionally upon adoption and annually thereafter (or more often if adverse events occur). These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite life intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performed the transitional impairment tests during the first quarter of 2002 and no impairment was identified.

   In accordance with SFAS 142, prior period amounts have not been restated. The following table presents prior year reported amounts adjusted to eliminate the amortization of goodwill and indefinite life intangible assets.

                                                            Three Months Ended June 30,            Six Months Ended June 30,

                                                               2002              2001               2002                2001
                                                                          (in thousands, except per share amounts)

Reported net income                                            $ 36,820          $ 27,404            $ 69,916 (1)       $ 61,730 (2)
Add: amortization adjustment, net of related tax                      -             3,902                   -              6,784
Adjusted net income                                            $ 36,820          $ 31,306            $ 69,916           $ 68,514

Reported basic earnings per share                              $   0.47          $   0.35            $   0.90 (1)       $   0.80 (2)
Add: amortization adjustment                                          -              0.05                   -               0.09
Adjusted basic earnings per share                              $   0.47          $   0.40            $   0.90           $   0.89

Reported diluted earnings per share                            $   0.46          $   0.35            $   0.88 (1)       $   0.78 (2)
Add: amortization adjustment                                          -              0.05                   -               0.09
Adjusted diluted earnings per share                            $   0.46          $   0.40            $   0.88           $   0.87

(1) Includes restructuring and other income of $1.3 million, after tax, or $0.02 per share.
(2) Includes gain from the sale of a business and restructuring and other costs of $9.8 million, after tax, or $0.13 per share.

   The net carrying values of goodwill and identifiable intangible assets are as follows:

                                                     June 30,       December 31,
                                                       2002              2001
                                                           (in thousands)

Goodwill                                             $ 846,113       $ 763,270

Indefinite life identifiable intangible assets:
  Trademarks                                           $ 4,080         $ 4,080
  Licensing agreements                                 140,087         118,979
Finite life identifiable intangible assets              85,399         125,831
    Total identifiable intangible assets             $ 229,566       $ 248,890

   The change in the net carrying value of goodwill was primarily related to the goodwill associated with the acquisition of Austenal purchased in January 2002, the closing balance sheet adjustment received in the Friadent acquisition (see note 4) and foreign currency translation adjustments. The increase in indefinite life licensing agreements was due to final purchase price adjustments related to the AZ asset acquisition and foreign currency translation adjustments. These intangible assets relate to the royalty-free licensing rights to AstraZeneca's dental products and tradenames. The change in finite life identifiable intangible assets was due primarily to the finalization of the valuations of the intangible assets acquired in the Degussa Dental acquisition which were previously based on estimates and foreign currency translation adjustments.

    Finite life identifiable intangible assets consist of the following:

                                     June 30, 2002                       December 31, 2001
                            -------------------------------     ---------------------------------

                          Gross                      Net        Gross                     Net
                         Carrying   Accumulated    Carrying   Carrying   Accumulated    Carrying
                          Amount    Amortization    Amount     Amount    Amortization    Amount
                                                   (in thousands)

Patents                $  56,027    $ (30,076)   $  25,951   $  64,514    $ (27,866)   $  36,648
Trademarks                35,362       (5,869)      29,493      59,610       (5,630)      53,980
Licensing agreements      33,185      (15,919)      17,266      29,405      (14,877)      14,528
Other                     37,754      (25,065)      12,689      44,961      (24,286)      20,675
                       $ 162,328    $ (76,929)   $  85,399   $ 198,490    $ (72,659)   $ 125,831


   Amortization expense for finite life identifiable intangible assets was $5.2 million for the six months ended June 30, 2002. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $10.2 million, $9.5 million, $8.4 million, $7.0 million and $6.1 million for 2002, 2003, 2004, 2005 and 2006, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes that pending litigation to which DENTSPLY is a party will not have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases. The Court denied the Company's motion for summary judgment regarding the Department of Justice action, granted the motion on the lack of standing of the patient class action and granted the motion on the lack of standing of the laboratory class action to pursue damage claims. In an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. The Company filed a motion to dismiss this re-filed complaint. The Court again granted DENTSPLY's motion on the lack of standing of the laboratory class action to pursue damage claims. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action was filed in Florida. The trial in the government's case was held in April and May 2002 and the post-trial briefing will occur during the summer of 2002. It is unlikely a decision will be made by the Court until late in 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

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


RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Net Sales

   Net sales for the quarter ended June 30, 2002 increased $123.4 million, or 48.4%, to $378.0 million, up from $254.6 million in the same period of 2001. Base business sales growth (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) for the second quarter was 8.3%, excluding a 38.4% increase due to net acquisitions and a positive 1.7% foreign currency translation impact due to the weakening of the U.S. dollar against the major currencies in Europe during the quarter. This growth was achieved over both large equipment and consumables (which includes small equipment) product categories.

   Sales in the United States for the second quarter grew 19.9%: 8.6% from base business sales growth in both large equipment and consumables; and 11.3% from net acquisitions/divestitures and currency translation. Notable base business growth was achieved in endodontics, orthodontics, dental implants, PepGen P-15(TM) bone grafting, and a broad range of consumable products.

   European sales, including the Commonwealth of Independent States (C.I.S.), increased 116.5% during the second quarter of 2002. European base business sales growth increased 7.0%. Shipping backlogs a year ago at the European central warehouse improved the second quarter 2002 base business sales growth. European base business sales growth would have been approximately 5.2% in the second quarter of 2002 without the shipping backlogs in the prior year quarter. Currency translation had a positive 7.0% impact on the quarter in Europe. Acquisitions/divestitures added 102.5% to European sales during the quarter. Notable base business growth was achieved in endodontics, orthodontics, and a broad range of consumable products in Germany, U.K., and France.

   Asia (excluding Japan) base business sales increased 7.1% despite struggling economies in this region. Notable growth was achieved by Dentsply's subsidiaries in South Korea, India, and the Philippines. Net acquisitions added an additional 23.6% in Asia and currency translation added 1.6%. Latin American base business sales declined 4.1% during the second quarter, 2002, primarily due to numerous economic and political issues which hampered sales growth throughout this region. Acquisitions added 14.9% to Latin American net sales offset by 7.6% for the negative impact of currency translation. Sales in the rest of the world grew 75.9%; 18.0% from base business primarily in Canada, Japan and Australia which was partially offset by negative volume growth in Middle East/Africa. Currency translation had a positive 2.8% impact on the quarter, while acquisitions added 55.1% to sales in the rest of the world.

   Sales for the three months ended June 30, 2002 of $378.0 million included sales of precious metals generated through the precious metal alloy product offerings of newly acquired Degussa Dental. Due to the fluctuations of precious metal prices, the sales value of this component may vary from period to period. The Company's net sales for the three months ended June 30, 2002, excluding the sales value of precious metals, were $332.5 million, an increase of 30.6% over the same period of 2001.

Gross Profit

   Gross profit for the second quarter represented 49.1% of net sales, or 55.8% without precious metals content, compared to 52.5% of net sales in 2001. There were no sales of precious metals in the second quarter of 2001. The gross profit margin, without precious metals content, benefited by a favorable product mix and operational improvements, including the positive results of earlier restructuring activities.

Operating Expenses

   Selling, general and administrative (SG&A) expense increased $30.7 million, or 34.4%. As a percentage of sales, SG&A expenses decreased from 35.1% in the second quarter of 2001 to 31.8% for the same period of 2002. SG&A spending, excluding acquisitions, represented 33.8% of sales during the second quarter of 2002 compared to 35.1% for the same period in 2001. This decrease is mainly due to the discontinuation of goodwill amortization.

   During the second quarter of 2002, the Company recorded a restructuring charge for the combination of the CeraMed and U.S. Friadent divisions. This restructuring charge was offset by income resulting from changes in estimates related to prior period restructuring initiatives.

Other Income and Expenses

   Net interest expense increased $4.1 million in the second quarter of 2002 due to higher debt levels to finance the acquisition activity in 2001 and 2002. Other income decreased $2.5 million including $2.8 million of unfavorable currency transactions resulting from the significant weakening of the U.S. dollar in the second quarter of 2002. Other income and expense for the second quarter of 2002 included the loss realized on the share exchange with PracticeWorks of $1.1 million, which was offset by a $1.1 million mark-to-market gain on the stock warrants received in the transaction (see
Note 4 to the condensed consolidated financial statements). Other income and expense will be impacted by the change in fair value of these stock warrants each period until sold.

Earnings

   Income before income taxes in the second quarter of 2002 increased $14.6 million due to higher pre-tax profits from operations in 2002. The effective tax rate for operations was 34.0% in the second quarter of 2002 compared to 33.5% in the second quarter of 2001. The Company expects its tax rate to improve by year-end.

   Net income for the second quarter of 2002 was $36.8 million, or $.46 diluted earnings per common share compared to $27.4 million, or $.35 diluted earnings per common share in the second quarter of 2001, an increase of 31.4%.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales

   Net sales for the six months ended June 30, 2002 increased $228.9 million, or 45.8%, to $729.2 million, up from $500.3 million in the same period of 2001. Base business sales growth (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) for the first six months was 7.4%, excluding a 38.4% increase due to net acquisitions. This growth was achieved over both large equipment and consumables (which includes small equipment) product categories. The U.S. dollar weakened significantly during the second quarter of 2002 against DENTSPLY's major functional reporting currencies and, on average, is on par with the prior year as of June 30, 2002.

   Sales in the United States for the first half of 2002 grew 20.4%: 8.1% from base business sales growth in both large equipment and consumables; and 12.3% from net acquisitions/divestitures and translation. Notable growth was achieved in endodontics and orthodontics.

   European sales, including the Commonwealth of Independent States, increased 106.9% during the first half of 2002. European base business sales growth increased 6.1% compared to the prior year which included shipping backlogs at the European central warehouse. European base business sales growth would have been approximately 4.7% in the first six months of 2002 without the
shipping backlogs in the prior year period.   Currency translation had a
positive 1.6% impact on the first six months in Europe. Acquisitions/divestitures added 99.2% to European sales during the first six months. Notable base business growth was achieved in endodontics, orthodontics and a broad range of consumable products in Germany, U.K., and France.

   Asia (excluding Japan) base business sales increased 6.2% despite slowing economies in this region. Notable growth was achieved by Dentsply's subsidiaries in South Korea and India. Net acquisitions added an additional 24.3% in Asia, offset by a negative 0.3% impact from currency translation. Latin American base business sales declined 2.3% during the first half of 2002 primarily due to economic and political issues which hampered sales growth throughout this region. Acquisitions added 17.1% to Latin American net sales offset by 7.3% for the negative impact of currency translation. Sales in the rest of the world grew 58.3%; 13.0% from base business primarily in Canada, Japan, and Australia which was partially offset slightly by a softening of sales growth in the Middle East/Africa. Currency translation had a negative 0.7% impact on the first half of 2002, while acquisitions added 46.0% to sales in the rest of the world.

   Sales for the six months ended June 30, 2002 of $729.2 million included sales of precious metals generated through the precious metal alloy product offerings of newly acquired Degussa Dental. The Company's net sales for the six months ended June 30, 2002, excluding the sales value of precious metals, were $634.8 million, an increase of 26.9% over the same period of 2001.


Gross Profit

   Gross profit for the first half represented 48.8% of net sales, or 56.1% without precious metals content, compared to 52.7% of net sales in 2001. There were no sales of precious metals in the first half of 2001. The gross profit margin, without precious metals content, benefited by a favorable product mix and operational improvements, including the positive results of earlier restructuring activities and the elimination of the negative impact of inventory step-up from prior year acquisitions.

Operating Expenses

   Selling, general and administrative (SG&A) expense increased $56.0 million, or 31.3%. As a percentage of sales, SG&A expenses decreased from 35.7% in the first half of 2001 to 32.2% for the same period of 2002. SG&A spending, excluding acquisitions, represented 34.2% of sales during the first half of 2002 compared to 35.7% for the same period in 2001. This decrease is mainly due to the discontinuation of goodwill amortization. The company has completed its impairment review of goodwill as required under the Statement of Financial Accounting Standards (SFAS) 142, and did not have any impairment of its goodwill.

   During the first half of 2002, the Company recorded restructuring and other income of $2.0 million resulting from changes in estimates related to prior period restructuring initiatives, offset somewhat by a restructuring charge for the combination of the CeraMed and U.S. Friadent divisions in the second quarter of 2002. The first quarter of 2001 included a restructuring charge of $5.5 million to improve efficiencies in Europe, Brazil and North America.

Other Income and Expenses

   Net interest expense increased $8.2 million in the first half of 2002 due to higher debt levels to finance the acquisition activity in 2001 and 2002. Other income decreased $25.2 million due to the $23.1 million gain from the sale of Infosoft, LLC in the first quarter of 2001 and $2.5 million of unfavorable currency transactions resulting from the significant weakening of the U.S. dollar in the first half of 2002. Other income and expense for the first half of 2002 included the loss realized on the share exchange with PracticeWorks of $1.1 million, which was offset by a $1.1 million mark-to-market gain on the stock warrants received in the transaction (see
Note 4 to the condensed consolidated financial statements).

Earnings

   Income before income taxes in the first half of 2002 increased $10.4 million including the $23.1 million gain from the sale of Infosoft, LLC recorded in the first quarter of 2001 which was offset mostly by higher pre-tax profits from operations in 2002. The effective tax rate for operations was 34.0% in the first half of 2002 compared to 33.5% in the first half of 2001.

   Net income for the first half of 2002 was $69.9 million, or $.88 diluted earnings per common share compared to $61.7 million, or $.78 diluted earnings per common share in the first half of 2001. Excluding restructuring benefits in 2002 and the gain for the sale of Infosoft, LLC and the restructuring charge in the first quarter of 2001, first half 2002 net income was $68.6 million, an increase of 32.2% over 2001. Excluding these items, diluted earnings per common share were $.86 in 2002 compared to $.66 in 2001, an increase of 30.3%.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2001 Annual Report on Form 10-K filed March 29, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2002

   For the six months ended June 30, 2002, cash flows from operating activities were $54.4 million compared to $71.5 million for the six months ended June 30, 2001. The decrease of $17.1 million results primarily from higher inventory and receivables levels, payments of annual volume rebates for precious metal purchases and restructuring outflows, offset by higher operating earnings.

   Investing activities for the six months ended June 30, 2002 include capital expenditures of $21.8 million. Net acquisition activity for the six months ended June 30, 2002 was $50.2 million (see Note 4 to the condensed consolidated financial statements). During the third quarter of 2002, the Company expects to make a payment of approximately $10 million for the purchase of the Degussa Dental headquarters building in Hanau, Germany.

   The Company's current ratio was 1.4 with working capital of $161.5 million at June 30, 2002. This compares with a current ratio of 1.4 and working capital of $125.7 million at December 31, 2001.

   The Company's long-term debt increased by $62.7 million from December 31, 2001 to $786.2 million. This net change included an increase of approximately $90 million due to exchange rate fluctuations on non-U.S. dollar denominated debt. A portion of this debt is hedging the Company's net investments in certain foreign locations and the offset of this increase is reflected in other comprehensive income. In addition, a portion of this debt is hedged by cross currency swaps, the value of which is reflected in other noncurrent assets, and therefore the income statement impact of the related debt change is offset by the income statement impact of changes in the fair values of the swaps. The resulting long-term debt to total capitalization at June 30, 2002 was 51.7% compared to 54.3% at December 31, 2001.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2003 ("the 364 day facility"). The 364-day facility terminates in May 2003, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility is $250 million.

   The Company also has access to $83.4 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total, the Company had unused lines of credit of $362.8 million at June 30, 2002. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2002, the Company was in compliance with these covenants.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2001 Annual Report on Form 10-K filed March 29, 2002.

   The Company expects on an ongoing basis, to be able to finance-- cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


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

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principal change resulting from this statement as compared to EITF 94-3 relates to more stringent requirements for the recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Based on a preliminary assessment of this new standard, the Company believes that SFAS 146 may impact the timing of the recognition of future restructuring activities, whereby liabilities associated with the elements of the restructuring plan may need to be recognized at various dates subsequent to the commitment date rather than at the commitment date, which is the Company's current practice.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Company filed motions for summary judgment in all of the above cases. The Court denied the Company's motion for summary judgment regarding the Department of Justice action, granted the motion on the lack of standing of the patient class action and granted the motion on the lack of standing of the laboratory class action to pursue damage claims. In an attempt to avoid the effect of the Court's ruling, the attorneys for the laboratory class action filed a new complaint naming DENTSPLY and its dealers as co-conspirators with respect to DENTSPLY's distribution policy. The Company filed a motion to dismiss this re-filed complaint. The Court again granted DENTSPLY's motion on the lack of standing of the laboratory class action to pursue damage claims. The attorneys for the patient class have also filed a new action to avoid the effect of the Court's ruling. This action is filed in the U.S. District Court in Delaware. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action was filed in Florida. The trial in the government's case was held in April and May 2002 and the post-trial briefing will occur during the summer of 2002. It is unlikely a decision will be made by the Court until late in 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 22, 2002, the Company held its 2002 Annual Meeting of stockholders.

(b)      Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

        1.        Election of Class I Directors:

                  Nominee                                      Votes For        Votes Withheld      Broker Non-votes
                  Dr. Michael C. Alfano                       71,073,018             897,429               N/A
                  Burton C. Borgelt                           70,434,253           1,536,194               N/A
                  William F. Hect                             71,083,545             886,902               N/A


        2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 2002:

                  Votes For:                                       67,265,092
                  Votes Against:                                    4,549,360
                  Abstentions:                                        155,995
                  Broker Non-Votes:                                       N/A


        3. Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock:

                  Votes For:                                       64,069,415
                  Votes Against:                                    7,753,602
                  Abstentions:                                        147,430
                  Broker Non-Votes:                                       N/A


        4. Proposal to approve the Dentsply International Inc. 2002 Stock Option Plan:

                  Votes For:                                       48,457,893
                  Votes Against:                                   17,292,693
                  Abstentions:                                        269,463
                  Broker Non-Votes:                                 5,950,398



(d)      Not applicable.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits
      99 Chief Executive Officer and Chief Financial Officer Certification Statements.

(b)   Reports on Form 8-K - None.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 14, 2002                 /s/  John C. Miles II
Date                                 John C. Miles II
                                     Chairman and
                                     Chief Executive Officer



August 14, 2002                 /s/  William R. Jellison
Date                                 William R. Jellison
                                     Senior Vice President and
                                     Chief Financial Officer