Form 10-Q
period 2002-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2002-11-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

                        Commission File Number 0-16211

                          DENTSPLY International Inc.
     _____________________________________________________________________
            (Exact name of registrant as specified in its charter)

                              Delaware 39-1434669
     _____________________________________________________________________
               (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)


          570 West College Avenue, P. O. Box 872, York, PA 17405-0872
     _____________________________________________________________________
              (Address of principal executive offices) (Zip Code)

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2002 the Company had 78,345,926 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                     For Quarter Ended September 30, 2002


                                     INDEX







                                                              Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income               3
      Consolidated Condensed Balance Sheets                     4
      Consolidated Condensed Statements of Cash Flows           5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                                    6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations            15

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                        21

   Item 4 - Controls and Procedures                            21


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                  22

   Item 6 - Exhibits and Reports on Form 8-K                   22

Signatures                                                     23

Section 302 Certification Statements                           24

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                  Three Months Ended September 30,  Nine Months Ended September 30,

                                                        2002           2001          2002           2001
                                                            (in thousands, except per share amounts)

Net sales                                         $   363,456    $   253,501    $ 1,092,652    $   753,805
Cost of products sold                                 184,230        121,116        557,550        357,879

Gross profit                                          179,226        132,385        535,102        395,926
Selling, general and administrative expenses          118,173         87,975        352,989        266,759
Restructuring and other (income) costs (Note 6)          (778)          --           (2,779)         5,500

Operating income                                       61,831         44,410        184,892        123,667

Other income and expenses:
  Interest expense                                      7,485          4,872         23,497         12,749
  Interest income                                        (183)          (212)          (603)          (696)
  Other expense (income), net                           2,634          1,695          4,102        (22,025)

Income before income taxes                             51,895         38,055        157,896        133,639
Provision for income taxes                             16,129         12,136         52,213         45,990

Net income                                        $    35,766    $    25,919    $   105,683    $    87,649


Earnings per common share (Note 3):
     Basic                                        $      0.46    $      0.33    $      1.35    $      1.13
     Diluted                                             0.45           0.33           1.32           1.11


Cash dividends declared per common share          $   0.04600    $   0.04583    $   0.13800    $   0.13750


Weighted average common shares outstanding:
     Basic                                             78,247         77,751         78,120         77,613
     Diluted                                           80,127         79,150         79,949         78,855





See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       3

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                      September 30,     December 31,
                                                                                          2002             2001
                                                                                              (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                    $    23,895    $    33,710
        Accounts and notes receivable-trade, net                                         208,355        191,534
        Inventories, net (Notes 1 and 5)                                                 219,786        197,454
        Prepaid expenses and other current assets                                         60,043         61,545

           Total Current Assets                                                          512,079        484,243

     Property, plant and equipment, net                                                  294,418        240,890
     Identifiable intangible assets, net                                                 227,365        248,890
     Goodwill, net                                                                       876,973        763,270
     Other noncurrent assets                                                              85,264         60,858

Total Assets                                                                         $ 1,996,099    $ 1,798,151

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                             $    62,122    $    69,904
        Accrued liabilities                                                              192,582        194,357
        Income taxes payable                                                             111,728         86,622
        Notes payable and current portion
           of long-term debt                                                               7,694          7,634

           Total Current Liabilities                                                     374,126        358,517

     Long-term debt                                                                      772,959        723,524
     Deferred income taxes                                                                21,469         32,526
     Other noncurrent liabilities                                                         71,995         73,628

           Total Liabilities                                                           1,240,549      1,188,195

     Minority interests in consolidated subsidiaries                                       1,232            437

     Commitments and contingencies (Note 8)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                               --             --
        Common stock, $.01 par value; 100 million shares authorized;
            81.4 million shares issued at September 30, 2002 and December 31, 2001           814            814
        Capital in excess of par value                                                   155,471        152,916
        Retained earnings                                                                692,308        597,414
        Accumulated other comprehensive loss (Note 2)                                    (37,355)       (77,388)
        Unearned ESOP compensation                                                        (2,657)        (3,419)
        Treasury stock, at cost, 3.1 million shares at September 30, 2002
           and 3.5 million shares at December 31, 2001                                   (54,263)       (60,818)

           Total Stockholders' Equity                                                    754,318        609,519

Total Liabilities and Stockholders' Equity                                           $ 1,996,099    $ 1,798,151

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       4

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             Nine Months Ended September 30,
                                                         -------------------------------------

                                                                  2002          2001
                                                                    (in thousands)
Cash flows from operating activities:

Net income                                                     $ 105,683    $  87,649

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    24,480       19,716
  Amortization                                                     7,661       20,933
  Restructuring and other costs                                   (2,779)       5,500
  Gain on sale of business                                          --        (23,121)
  Other, net                                                     (33,970)       7,282

Net cash provided by operating activities                        101,075      117,959

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                 (51,140)    (308,261)
Proceeds from the redemption of preferred stock investment        15,000         --
Proceeds from bulk sale of precious metals inventory               6,754         --
Capital expenditures                                             (39,765)     (34,918)
Other, net                                                         3,544        3,188

Net cash used in investing activities                            (65,607)    (339,991)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                        156,715      358,048
Payments on long-term borrowings                                (191,122)    (125,908)
Decrease in short-term borrowings                                   (566)      (4,054)
Cash paid for treasury stock                                        --           (875)
Cash dividends paid                                              (10,757)     (10,662)
Other, net                                                         6,516        6,832

Net cash (used in) provided by financing activities              (39,214)     223,381

Effect of exchange rate changes on cash and cash equivalents      (6,069)      (4,903)

Net decrease in cash and cash equivalents                         (9,815)      (3,554)

Cash and cash equivalents at beginning of period                  33,710       15,433

Cash and cash equivalents at end of period                     $  23,895    $  11,879

See accompanying notes to unaudited interim consolidated condensed financial statements.

                                       5

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2002


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

Inventories

   Inventories are stated at the lower of cost or market. At September 30, 2002, the cost of $16.1 million or 7% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2001, the cost of $23.6 million or 12% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2002 by $0.7 million and by $2.3 million at December 31, 2001.

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

NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income, net of tax, are as follows:

                                                                  Three Months Ended       Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2002         2001        2002          2001
                                                                                 (in thousands)
Net income                                                    $  35,766    $  25,919    $ 105,683    $  87,649
Other comprehensive income:
    Foreign currency translation adjustments                    (11,521)       7,164       44,007       (9,623)
    Unrealized (loss) gain on available-for-sale securities        (678)        --          1,063         --
    Cumulative effect of change in accounting
      principle for derivative and hedging
      activities (SFAS 133)                                        --           --           --           (503)
    Net loss on derivative financial
      instruments                                                (2,157)      (1,007)      (5,037)      (1,940)
Total comprehensive income                                    $  21,410    $  32,076    $ 145,716    $  75,583


   The balances included in accumulated other comprehensive loss in the consolidated balance sheets are as follows:


                                                  September 30,  December 31,
                                                     2002           2001
                                                        (in thousands)
Foreign currency translation adjustments           $(31,184)     $(75,191)
Net loss on derivative financial
  instruments                                        (6,350)       (1,313)
Unrealized gain on available-for-sale securities      1,063          --
Minimum pension liability                              (884)         (884)
                                                   $(37,355)     $(77,388)

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                                2002      2001       2002        2001
                                              (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                           $ 35,766   $ 25,919   $105,683   $ 87,649

Denominator:
  Common shares outstanding                    78,247     77,751     78,120     77,613

Basic EPS                                    $   0.46   $   0.33   $   1.35   $   1.13

Diluted EPS Computation

Numerator (Income)                           $ 35,766   $ 25,919   $105,683   $ 87,649

Denominator:
  Common shares outstanding                    78,247     77,751     78,120     77,613
  Incremental shares from assumed exercise
    of dilutive options                         1,880      1,399      1,829      1,242
Total shares                                   80,127     79,150     79,949     78,855

Diluted EPS                                  $   0.45   $   0.33   $   1.32   $   1.11

   Options to purchase 51,000 and 18,000 shares of common stock that were outstanding during the quarter ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2002 and 2001 were 87,000 and 102,000, respectively.


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

   In October 2001, the Company completed the acquisition of Degussa Dental Group ("Degussa Dental"), a unit of Degussa AG, pursuant to the May 2001 Sale and Purchase Agreement. The preliminary purchase price for Degussa Dental was 548 million Euros or $503 million, which was paid at closing. The preliminary purchase price was subject to increase or decrease, based on certain working capital levels of Degussa Dental as of October 1, 2001. In June 2002, the Company made a partial payment of 12.1 million Euros or $11.4 million as a closing balance sheet adjustment but is still in negotiations with Degussa AG related to the final payment. Based on current information, the Company expects to pay up to $10 million for this final closing balance sheet payment and anticipates making this payment in early 2003. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the goodwill associated with this acquisition was not amortized. Degussa Dental manufactures and sells dental products, including precious metal alloys, ceramics and dental laboratory equipment, and chairside products. Headquartered in Hanau-Wolfgang, Germany since 1992, Degussa Dental Group has production facilities throughout the world.

   In January 2001, the Company agreed to acquire the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"), including permanent, exclusive and royalty-free licensing rights to the dental products and tradenames, for $136.5 million and royalties on future sales of a new anesthetic product for scaling and root planing, Oraqix(TM) ("Oraqix"), that was in Stage III clinical trials at the time of the agreement. The $136.5 million purchase price was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $10 million payment upon submission of an Oraqix New Drug Application ("NDA") in the
U.S., and Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; and a $10 million payment upon approval of the NDA and MAA. Because the Oraqix product has not received regulatory approvals for its use, payments made with respect to this product prior to approval are considered to be research and development costs and are expensed as incurred. After an analysis of the available clinical data, the Company concluded that the data was inadequate to support the original agreement. As a result, the Company renegotiated the contract to require a $2.0 million payment upon submission of the NDA and MAA, payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights and a $10.0 million prepaid royalty upon approval of both applications. Under the terms of the renegotiated agreement, the $2.0 million payment was accrued during the fourth quarter of 2001 and was paid during the first quarter of 2002.

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

                                               Austenal  Degussa Dental   Friadent    AZ Assets
                                                                (in thousands)

Current assets                                $   8,197    $ 166,011    $  16,244    $    --
Property, plant and equipment                       274       71,647        4,184          878
Identifiable intangible assets and goodwill      27,534      413,329      106,809      129,591
Other long-term assets                              125       14,157        1,119         --
Current liabilities                             (11,166)    (103,899)     (27,553)     (11,122)
Other long-term liabilities                      (1,157)     (42,140)      (3,054)        --
                                              $  23,807    $ 519,105    $  97,749    $ 119,347



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

   In June 2002, the Company completed a transaction with PracticeWorks to exchange the accumulated balance of this preferred stock investment for a combination of $15.0 million of cash, 1.0 million shares of PracticeWorks' common stock valued at $15.0 million and 450,000 seven-year term stock warrants issued by PracticeWorks, valued at $3.6 million, based on the Black-Scholes option pricing model. The transaction resulted in a loss to the Company of $1.1 million, which is included in "Other expense (income), net". The exchange provided the Company with immediate cash, as well as, improved liquidity on its investment in PracticeWorks, while also providing additional market appreciation potential if PracticeWorks' business and stock price continue to perform well. As a result of the transaction, the Company will no longer recognize income for preferred stock dividends. The common stock has been classified as available-for-sale and any fair value adjustments to this investment will be reflected in other comprehensive income until sold. The warrants are classified as derivative financial instruments as defined under SFAS No. 133 and any fair value adjustments in these holdings will be reflected in current income each quarter until sold. For the quarter and the nine months ended September 30, 2002 the unrealized loss on the stock warrants was $1.3 million and $0.1 million, respectively. These unrealized losses were included in "Other expense (income), net".


NOTE 5 - INVENTORIES


   Inventories consist of the following:


                                September 30,    December 31,
                                    2002           2001
                                        (in thousands)

Finished goods                    $136,197       $119,030
Work-in-process                     38,031         35,539
Raw materials and supplies          45,558         42,885

                                  $219,786       $197,454


NOTE 6 - RESTRUCTURING AND OTHER COSTS


   On January 25, 2001, a fire broke out in the Company's Maillefer facility in Switzerland. The fire caused severe damage to a building and to most of the equipment it contained. During the third quarter of 2002, the Company received insurance proceeds for settlement of the damages caused to the building. These proceeds resulted in the Company recognizing a net gain on the damaged building of approximately $0.8 million. The Company received insurance proceeds on the destroyed equipment during the fourth quarter of 2001 and recorded the related disposal gains during that period.

   During the second quarter of 2002 the Company recorded a charge of $1.7 million for restructuring and other costs. The charge primarily related to the elimination of duplicative functions created as a result of combining the Company's Ceramed and U.S. Friadent divisions. Included in this charge were severance costs of $0.5 million, lease/contract termination costs of $0.9 million and other restructuring costs of $38,000. In addition, the Company recorded $0.2 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. During the third quarter of 2002, the Company determined that the costs to complete this plan were higher than initially estimated and as a result an adjustment of $0.2 million was recorded as a change in estimate. This restructuring plan will result in the elimination of approximately 35 administrative and manufacturing positions in the United States, 15 of which remain to be eliminated as of September 30, 2002. The plan is expected to be completed during the first quarter of 2003. The major components of these restructuring charges and the remaining outstanding balances at September 30, 2002 are as follows:

                                             Amounts    Change      Balance
                                   2002      Applied  in Estimate  September 30,
                               Provisions     2002       2002        2002
Severance                        $   541    $   (85)   $   234    $   690
Lease/contract terminations          895       --          (54)       841
Other restructuring costs             38       --          (10)        28
Fixed asset impairment charges       195       (195)      --         --
                                 $ 1,669    $  (280)   $   170    $ 1,559


   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. The primary effect of this plan is the elimination of duplicative functions created as a result of combining the Company's operations in these countries with those of Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. During 2002, the Company determined that the costs to complete this plan were lower than originally estimated and as a result $1.2 million of these costs were reversed as a change in estimate. This restructuring plan will result in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 15 of which remain to be eliminated as of September 30, 2002. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. The Company anticipates that most aspects of this plan will be completed by the first quarter of 2003. The remaining charge of $6.3 million involves impairment charges on intangible assets.

   In the first quarter of 2001, the Company recorded a charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions. Included in this charge were severance costs of $3.1 million, lease/contract termination costs of $0.6 million and other restructuring costs of $0.8 million. In addition, the Company recorded $1.0 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately
310 administrative and manufacturing positions in Brazil and Germany. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. During the first quarter of 2002, this plan was substantially completed and the remaining accrual balances of $1.9 million were reversed as a change in estimate.

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan will result in the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 45 of which remain to be eliminated as of September 30, 2002. The Company anticipates that most aspects of this plan will be completed during 2003.

   The major components of these restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at September 30, 2002 are as follows:


                                                        Amounts
                                                       Recorded
                                                       Through         Amounts      Amounts       Change         Balance
                                           2001        Purchase        Applied      Applied     in Estimate   September 30,
                                        Provisions     Accounting        2001         2002          2002            2002
Severance                                $  5,270      $ 11,929       $ (1,850)      $ (5,238)      $ (1,605)      $  8,506
Lease/contract terminations                 1,682         1,071           (563)          (551)          (438)         1,201
Other restructuring costs                     897         1,062           --             (150)          (445)         1,364
Fixed asset impairment charges              3,634          --           (3,634)           656           (656)          --
Intangible asset impairment charges         6,291          --           (6,291)          --             --             --
                                         $ 17,774      $ 14,062       $(12,338)      $ (5,283)      $ (3,144)      $ 11,071

   In the fourth quarter of 2000, the Company recorded a pre-tax charge of $2.7 million related to the reorganization of its French and Latin American businesses. The primary focus of the reorganization was consolidation of operations in these regions in order to eliminate duplicative functions. The restructuring plan resulted in the elimination of approximately 40 administrative positions, mainly in France. The Company also added positions as a result of these reorganization activities. During 2002, the Company determined that the costs to complete this plan were lower than originally estimated and as a result $0.3 million of these costs were reversed as a change in estimate. As of September 30, 2002 this plan was substantially complete.

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS


   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite life intangible assets be discontinued and instead an annual impairment test approach be applied. These impairment tests are required to be performed transitionally upon adoption and annually thereafter (or more often if adverse events occur). These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite life intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. Other intangible assets with finite lives will continue to be amortized over their useful lives. The Company performed the transitional impairment tests during the first quarter of 2002 and no impairment was identified. In addition, as part of the adoption of the standard, the Company assessed and identified intangible assets which were deemed indefinite-lived.

   In accordance with SFAS 142, prior period amounts have not been restated. The following table presents prior year reported amounts adjusted to eliminate the amortization of goodwill and indefinite life intangible assets.

                                                    Three Months Ended September 30,   Nine Months Ended September 30,

                                                          2002          2001           2002            2001
                                                               (in thousands, except per share amounts)

Reported net income                                   $ 35,766 (1)  $   25,919      $ 105,683 (2)    $ 87,649 (3)
Add: amortization adjustment, net of related tax          --             3,675           --            10,459
Adjusted net income                                   $ 35,766      $   29,594      $ 105,683        $ 98,108

Reported basic earnings per share                     $   0.46 (1)  $     0.33      $    1.35 (2)    $   1.13 (3)
Add: amortization adjustment                              --              0.05           --              0.13
Adjusted basic earnings per share                     $   0.46      $     0.38      $    1.35        $   1.26

Reported diluted earnings per share                   $   0.45 (1)  $     0.33      $    1.32 (2)    $   1.11 (3)
Add: amortization adjustment                              --              0.05           --              0.13
Adjusted diluted earnings per share                   $   0.45      $     0.38      $    1.32        $   1.24


(1) Includes restructuring and other income of $0.6 million, after tax, or $0.01 per share.
(2) Includes restructuring and other income of $1.9 million, after tax, or $0.02 per share.
(3) Includes gain from the sale of a business and restructuring and other costs of $9.8 million, after tax, or $0.12 per share.

   The net carrying values of goodwill and identifiable intangible assets are as follows:

                                                  September 30,   December 31,
                                                       2002          2001
                                                          (in thousands)

Goodwill                                             $876,973      $763,270

Indefinite life identifiable intangible assets:
  Trademarks                                         $  4,080      $  4,080
  Licensing agreements                                140,585       118,979
Finite life identifiable intangible assets             82,700       125,831
    Total identifiable intangible assets             $227,365      $248,890

   The change in the net carrying value of goodwill was primarily related to the goodwill associated with the acquisition of Austenal purchased in January 2002, purchase price adjustments related to the Degussa Dental acquisition, the closing balance sheet adjustment received in the Friadent acquisition (see note 4) and foreign currency translation adjustments. The increase in indefinite life licensing agreements was due to final purchase price adjustments related to the AZ asset acquisition and foreign currency translation adjustments. These intangible assets relate to the royalty-free licensing rights to AstraZeneca's dental products and tradenames. The change in finite life identifiable intangible assets was due primarily to the finalization of the valuations of the intangible assets acquired in the Degussa Dental acquisition which were previously based on estimates and foreign currency translation adjustments.

    Finite life identifiable intangible assets consist of the following:

                                         September 30, 2002                          December 31, 2001
                            ----------------------------------------     --------------------------------------------

                              Gross                           Net           Gross                            Net
                            Carrying      Accumulated       Carrying       Carrying      Accumulated       Carrying
                             Amount       Amortization       Amount         Amount       Amortization       Amount
                                                                (in thousands)

Patents                   $  53,153       $ (30,782)      $  22,371      $  64,514       $ (27,866)      $  36,648
Trademarks                   35,917          (6,185)         29,732         59,610          (5,630)         53,980
Licensing agreements         34,820         (16,320)         18,500         29,405         (14,877)         14,528
Other                        38,382         (26,285)         12,097         44,961         (24,286)         20,675
                          $ 162,272       $ (79,572)      $  82,700      $ 198,490       $ (72,659)      $ 125,831

   Amortization expense for finite life identifiable intangible assets for the quarter and the nine months ended September 30, 2002 was $2.5 million and $7.7 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $10.1 million, $9.2 million, $8.2 million, $6.8 million and $5.9 million for 2002, 2003, 2004, 2005 and 2006, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. The trial in the government's case was held in April and May 2002, the post-trial briefing occurred during the summer and the final arguments were made in September of 2002. It is unlikely a decision will be made by the Court until late in 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.

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


RESULTS OF OPERATIONS


Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Net Sales

   Net sales for the quarter ended September 30, 2002 increased $110.0 million, or 43.4%, to $363.5 million, up from $253.5 million in the same period of 2001. Excluding non-dental sales, net sales of dental products increased $110.3 million, or 45.0%, to $355.5 million in the third quarter of 2002. Base business sales growth (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) for the dental business in the third quarter was 6.2%, excluding a 37.0% increase due to net acquisitions and a positive 1.8% foreign currency translation impact due to the weakening of the U.S. dollar against the major currencies in Europe during the quarter. This growth was achieved over both large equipment and consumables (which includes small equipment) product categories. As noted in the second quarter, operational issues that resulted in shipping backlogs a year ago at the European central warehouse improved the second quarter of 2002. If we remove the catch up of these backlogs from the third quarter of 2001, base business sales of dental products increased 6.8% in the third quarter of 2002.

   Sales in the United States for the third quarter grew 19.1%: 8.6% from base business sales growth in both large equipment and consumables; and 10.5% from net acquisitions/divestitures and currency translation. Notable base business growth was achieved in endodontics, orthodontics, and a broad range of consumable products.

   European sales, including the Commonwealth of Independent States (C.I.S.), increased 119.3% during the third quarter of 2002. Reported European base business sales growth increased 7.7% in the third quarter of 2002. European base business sales growth would have increased approximately 10.6% in the third quarter of 2002 without the catch up of the European central warehouse backlogs in the third quarter of 2001. Currency translation had a positive 8.9% impact on the quarter in Europe. Acquisitions/divestitures added 102.7% to European sales during the quarter. Notable base business growth was achieved in endodontics, orthodontics, implants, and a broad range of consumable products in Germany, United Kingdom, and France.

   Asia (excluding Japan) base business sales increased 8.6%. Notable growth was achieved by Dentsply's subsidiaries in South Korea, Taiwan and Hong Kong. Net acquisitions added an additional 23.1% in Asia and currency translation added 2.4%. Latin American base business sales declined 9.4% during the third quarter, 2002, primarily due to numerous economic and political issues which hampered sales growth throughout this region. Acquisitions added 13.1% to Latin American net sales offset by 11.5% for the negative impact of currency translation. Sales in the rest of the world grew 43.3%; 46.3% from net acquisitions and a positive 2.3% from currency translation less 5.3% net base business sales declines, primarily in Japan and Middle East/Africa, which were partially offset by solid base business sales increases in Canada and Australia.

   Sales for the three months ended September 30, 2002 of $363.5 million included sales of precious metals generated through the precious metal alloy product offerings of Degussa Dental. Due to the fluctuations of precious metal prices, the sales value of this component may vary from period to period. The Company's net sales for the three months ended September 30, 2002, excluding the sales value of precious metals, were $321.8 million, an increase of 26.9% over the same period of 2001.

Gross Profit

   Gross profit for the third quarter represented 49.3% of net sales, or 55.7% without precious metals content, compared to 52.2% of net sales in 2001.
There were no sales of precious metals in the third quarter of 2001. The gross profit margin, without precious metals content, benefited by a favorable product mix and operational improvements, including the positive results of earlier restructuring activities.

Operating Expenses

   Selling, general and administrative (SG&A) expense increased $30.2 million, or 34.3%. As a percentage of sales, SG&A expenses decreased from 34.7% in the third quarter of 2001 to 32.5% for the same period of 2002. SG&A spending, excluding acquisitions, represented 34.2% of sales during the third quarter of 2002 compared to 34.7% for the same period in 2001. This decrease is mainly due to the discontinuation of goodwill amortization.

   During the third quarter of 2002, the Company recorded restructuring and other income of $0.8 million resulting primarily from the final insurance settlement associated with the 2001 fire at the Company's Maillefer facility (see Note 6 to the condensed consolidated financial statements).

Other Income and Expenses

   Net interest expense increased $2.6 million in the third quarter of 2002 due to higher debt levels to finance the acquisition activity in 2001 and 2002, offset slightly by cash received from the PracticeWorks preferred stock conversion. Other expense increased $0.9 million, including a $1.3 million mark-to-market loss on the warrants received from PracticeWorks in June, 2002. The third quarter of 2001 included preferred stock dividend income of $0.5 million from PracticeWorks. Currency transactions losses in the third quarter of 2002 were $1.3 million lower than the currency transactions losses recorded in the third quarter of 2001. Minority interest expense, included in Other expense (income), increased $0.3 million in the third quarter of 2002, including the minority interest for the Degussa Dental operations.

Earnings

   Income before income taxes in the third quarter of 2002 increased $13.8 million due to higher pre-tax profits from operations in 2002. The effective year-to-date tax rate for operations was 33.0% in the third quarter of both periods.

   Net income for the third quarter of 2002 was $35.8 million, or $.45 diluted earnings per common share compared to $25.9 million, or $.33 diluted earnings per common share in the third quarter of 2001, an increase of 36.4%. Net income for the third quarter of 2002, excluding restructuring and other income of $0.8 million, was $35.2 million, or $.44 diluted earnings per common share compared to $25.9 million, or $.33 diluted earnings per common share in the third quarter of 2001, an increase of 33.3%.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

   Net sales for the nine months ended September 30, 2002 increased $338.9 million, or 45.0%, to $1,092.7 million, up from $753.8 million in the same period of 2001. Excluding non-dental sales, net sales of dental products increased $340.0 million, or 46.7%, to $1,068.2 million in the first nine months of 2002. Base business sales growth (internal sales growth exclusive of acquisitions/divestitures and the impact of currency translation) for the dental business in the first nine months was 7.4%, excluding a 38.7% increase due to net acquisitions and a positive 0.6% foreign currency translation impact due to the weakening of the U.S. dollar against DENTSPLY's major functional reporting currencies. This growth was achieved over both large equipment and consumables (which includes small equipment) product categories.

   Sales in the United States for the first nine months of 2002 grew 19.9%:
8.4% from base business sales growth in both large equipment and consumables; and 11.5% from net acquisitions/divestitures and translation. Notable growth was achieved in endodontics and orthodontics.

   European sales, including the Commonwealth of Independent States, increased 110.7% during the first nine months of 2002. European base business sales growth increased 6.6% when compared to the prior year. Currency translation had a positive 3.9% impact on the first nine months in Europe. Acquisitions/divestitures added 100.2% to European sales during the first nine months. Notable base business growth was achieved in endodontics, orthodontics and a broad range of consumable products in Germany, United Kingdom, and France.

   Asia (excluding Japan) base business sales increased 6.8%. Notable growth was achieved by Dentsply's subsidiaries in South Korea and India. Net acquisitions added an additional 24.1% in Asia and the impact from currency translation was a positive 0.7%. Latin American base business sales declined 5.8% during the first nine months of 2002 primarily due to economic and political issues which hampered sales growth throughout this region. Acquisitions added 16.8% to Latin American net sales offset by 8.7% for the negative impact of currency translation. Sales in the rest of the world grew 52.9%; 7.2% from base business primarily in Canada, Japan, and Australia, which was partially offset slightly by a softening of sales growth in the Middle East. Currency translation had a positive 0.4% impact on the first nine months of 2002, while acquisitions added 45.3% to sales in the rest of the world.

   Sales for the nine months ended September 30, 2002 of $1,092.7 million included sales of precious metals generated through the precious metal alloy product offerings of Degussa Dental. The Company's net sales for the nine months ended September 30, 2002, excluding the sales value of precious metals, were $956.6 million, an increase of 26.9% over the same period of 2001.

   The Company expects the foreign currency impact during the fourth quarter of 2002 to be approximately 3% positive due to both the current exchange rates and the fact that Degussa Dental, with significant Euro-based sales, was first included in the Company's results in the fourth quarter of 2001.


Gross Profit

   Gross profit for the first nine months of 2002 represented 49.0% of net sales, or 55.9% without precious metals content, compared to 52.5% of net sales in 2001. There were no sales of precious metals in the first nine months of 2001. The gross profit margin, without precious metals content, benefited by a favorable product mix and operational improvements, including the positive results of earlier restructuring activities and the elimination of the negative impact of inventory step-up from acquisitions recorded in the prior year.

Operating Expenses

   Selling, general and administrative (SG&A) expense increased $86.2 million, or 32.3%. As a percentage of sales, SG&A expenses decreased from 35.4% in the first nine months of 2001 to 32.3% for the same period of 2002. SG&A spending, excluding acquisitions, represented 34.2% of sales during the first nine months of 2002 compared to 35.4% for the same period in 2001. This decrease is mainly due to the discontinuation of goodwill amortization. The Company has completed its transitional impairment review of goodwill as required under the Statement of Financial Accounting Standards (SFAS) 142, and did not have any impairment of its goodwill.

   During the first nine months of 2002, the Company recorded restructuring and other income of $2.8 million, $2.0 million of which resulted from changes in estimates related to prior period restructuring initiatives of $3.7 million, offset somewhat by a restructuring charge for the combination of the CeraMed and U.S. Friadent divisions of $1.7 million in the second quarter of 2002. In addition, the Company recognized a gain of $0.8 million related to the insurance settlement for fire damages sustained at the Company's Maillefer facility. The first quarter of 2001 included a restructuring charge of $5.5 million to improve efficiencies in Europe, Brazil and North America (see Note 6 to the condensed consolidated financial statements).

Other Income and Expenses

   Net interest expense increased $10.8 million in the first nine months of 2002 due to higher debt levels to finance the acquisition activity in 2001 and 2002. Other income decreased $26.1 million due to the $23.1 million gain from the sale of Infosoft,LLC in the first quarter of 2001 and $1.3 million of unfavorable currency transactions resulting from the significant weakening of the U.S. dollar in the first nine months of 2002. Other income and expense for the first nine of 2002 also included the loss realized on the share exchange with PracticeWorks of $1.1 million and a net loss of $0.1 million on the mark-to-market adjustment for the warrants received in the transaction. Minority interest expense, included in Other expense (income), increased $0.6 million including the minority interest for newly acquired Degussa Dental operations.

Earnings

   Income before income taxes in the first nine months of 2002 increased $24.3 million, up $47.4 million without the $23.1 million gain from the sale of Infosoft, LLC recorded in the first quarter of 2001, due primarily to higher pre-tax profits from operations in 2002. The effective year-to-date tax rate for operations was 33.0% in the first nine months of both periods.

   Net income for the first nine months of 2002 was $105.7 million, or $1.32 diluted earnings per common share compared to $87.6 million, or $1.11 diluted earnings per common share in the first nine months of 2001. Excluding restructuring benefits in 2002 and the gain from the sale of Infosoft, LLC and the restructuring charge in the first quarter of 2001, the first nine months of 2002 net income was $103.8 million, an increase of 33.4% over 2001. Excluding these items, diluted earnings per common share were $1.30 in 2002 compared to $.99 in 2001, an increase of 31.3%.


Quarter Ending December 31, 2002

   As noted in Note 4, the Company exchanged its Preferred Stock and accrued dividends in PracticeWorks, for $15 million of cash, $15 million of common stock with a one-year lockup, and 450,000 warrants at a strike price of $15.50 with a seven-year life. This transaction provided the Company with some immediate cash, as well as improved liquidity on its investment in PracticeWorks. The Company no longer receives a benefit for preferred stock dividends. Any price movement in the Company's common stock holding is reflected in equity ("Accumulated other comprehensive loss") until the stock is sold and any price movement in the warrants is reflected in in "Other expense (income), net" each quarter until sold.

   During October 2002, the market price of PracticeWorks common stock declined significantly. While we don't know where the PracticeWorks' stock price will close at December 31, 2002, recent PracticeWorks' market values could negatively impact DENTSPLY's earnings by approximately $.02 - $.03 per share in the fourth quarter. Despite this current decline in value of the PracticeWorks' warrants, we remain comfortable with the earnings guidance we have provided for 2002 year-end of $1.80 - $1.82 per share of fully diluted common stock.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2001 Annual Report on Form 10-K filed March 29, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2002

   For the nine months ended September 30, 2002, cash flows from operating activities were $101.1 million compared to $118.0 million for the nine months ended September 30, 2001. The decrease of $16.9 million results primarily from payments of annual volume rebates for precious metal purchases and restructuring outflows, offset by higher operating earnings.

   Investing activities for the nine months ended September 30, 2002 include capital expenditures of $39.8 million. Net acquisition activity for the nine months ended September 30, 2002 was $51.1 million (see Note 4 to the condensed consolidated financial statements). During the fourth quarter of 2002, the Company expects to make a payment of approximately $10 million for the purchase of the Degussa Dental headquarters building in Hanau, Germany. Additionally, early in 2003, the Company expects to make a payment of up to $10 million for the final consideration related to the Degussa Dental purchase.

   The Company's current ratio was 1.4 with working capital of $138.0 million at September 30, 2002. This compares with a current ratio of 1.4 and working capital of $125.7 million at December 31, 2001.

   The Company's long-term debt increased by $49.4 million from December 31, 2001 to $773.0 million. This net change included an increase of approximately $90 million due to exchange rate fluctuations on non-U.S. dollar denominated debt. A portion of this debt is hedging the Company's net investments in certain foreign locations and the offset of this increase is reflected in other comprehensive income. In addition, a portion of this debt is hedged by cross currency swaps, the value of which is reflected in other noncurrent assets, and therefore the income statement impact of the related debt change is offset by the income statement impact of changes in the fair values of the swaps. Excluding the exchange fluctuations, long-term debt was reduced by approximately $40 million during 2002. The resulting long-term debt to total capitalization at September 30, 2002 was 50.6% compared to 54.3% at December 31, 2001.

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

   The Company also has access to $77.7 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total, the Company had unused lines of credit of $382.3 million at September 30, 2002. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2002, the Company was in compliance with these covenants.

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


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

   Subsequent to the date of our evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II
                               OTHER INFORMATION

Item 1 - Legal Proceedings


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. The trial in the government's case was held in April and May 2002, the post-trial briefing occurred during the summer and the final arguments were made in September of 2002. It is unlikely a decision will be made by the Court until late in 2002. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits
      99 Chief Executive Officer and Chief Financial Officer Certification Statements.

(b)  Reports on Form 8-K - None.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 13, 2002             /s/  John C. Miles II
Date                               John C. Miles II
                                   Chairman and
                                   Chief Executive Officer



November 13, 2002             /s/  William R. Jellison
Date                               William R. Jellison
                                   Senior Vice President and
                                   Chief Financial Officer

Section 302 Certifications Statement


I, John C. Miles II, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dentsply
International;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/  John C. Miles II
     Chairman and Chief Executive Officer

Section 302 Certifications Statement


I, William R. Jellison, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Dentsply
International;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


/s/  William R. Jellison
     Senior Vice President and Chief Financial Officer