Form 10-K
period 2002-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2003-03-28
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [ X ]ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2002

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





D1

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]    No [ ]

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2002 was $2,827,512,659.



      The number of shares of the registrant's Common Stock outstanding as of the close of business on March 3, 2003 was 78,458,951.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant's annual report to shareholders for fiscal year 2002 (the "2002 Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K to the extent provided herein. Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2003 Annual
Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, neither the 2002 Annual Report to Shareholders nor the Proxy Statement are to be deemed filed as part of this Annual Report on Form 10-K.



D1

                                    PART I

Item 1.  Business

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which are described in this Item 1 and which may materially affect the Company's business and prospects.

History and Overview

   DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, was created by a merger of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation in 1993. Old Dentsply, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment, and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. Today, DENTSPLY is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

   The Company operates in a single reporting segment as a designer, manufacturer and distributor of dental products in two principal categories:
1). Dental consumables and small equipment, and 2). Large equipment. Sales of the Company's dental products accounted for approximately 98% of DENTSPLY's consolidated sales for the year ended December 31, 2002. The remaining 2% of consolidated sales is primarily related to materials sold to the investment casting industry.


   The Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. Through its recent acquisitions, the Company has also established a stronger presence in other European markets in the Netherlands and Austria. The Company also has a significant market presence in Central and South America including Brazil, Mexico, Argentina, Colombia, and Chile; in South Africa; and in the Pacific Rim including Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea, Vietnam, Indonesia and Japan. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

   For 2002, 2001 and 2000, the Company's sales to customers outside the United States, including export sales, accounted for approximately 55%, 49% and 42%, respectively, of consolidated net sales. The information about the Company's United States and foreign sales and assets set forth in Note 4 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

   As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. The information regarding foreign exchange risk management activities set forth in Quantitative and Qualitative Disclosure About Market Risk under Item 7A and Note 15 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.



D1

   DENTSPLY believes that the dental products industry is experiencing substantial consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating numerous acquisition opportunities. As a result, during the past three years, the Company has made numerous acquisitions including three significant acquisitions made during 2001. In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent"), a global dental implant manufacturer and marketer previously headquartered in Mannheim, Germany. In March 2001, the Company acquired the dental injectible anaesthetic assets of AstraZeneca ("AZ Assets"). In October 2001, the Company acquired the Degussa Dental Group ("Degussa Dental"), a manufacturer and seller of dental products, including precious metal alloys, ceramics, dental laboratory equipment and chairside products previously headquartered in Hanau, Germany. Information about these acquisitions and the other acquisition and divestiture activities is set forth in Note 3 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference. These acquisitions are intended to supplement DENTSPLY's core growth and assure ongoing expansion of its business. In addition, acquisitions continue to provide DENTSPLY with new technologies and additional product breadth.

   Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and which preclude stockholders from calling special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 10% of the outstanding common stock of DENTSPLY, which may discourage a third party from attempting to acquire control of DENTSPLY in a transaction that is opposed by DENTSPLY's management and employees.

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

   Consumables and Small Equipment. Consumable products consist of dental sundries used in dental offices in the treatment of patients and in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, endodontic (root canal) instruments and materials, dental injectable anesthetics, prophylaxis paste, dental sealants, implants, impression materials, restorative materials, precious metal dental alloys, dental ceramics, crown and bridge materials, tooth whiteners, topical fluoride, cutting instruments, dental needles, and orthodontic appliances and accessories. The Company manufactures thousands of different consumable and laboratory products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients as well as in dental laboratories. DENTSPLY's small equipment products include high and low speed handpieces, computer aided machining (CAM) ceramics systems, intraoral lighting systems, ultrasonic scalers and polishers, air abrasion systems and porcelain furnaces. Sales of consumable and small equipment accounted for approximately 92% of the Company's consolidated sales for the year ended December 31, 2002.

   Large Equipment. Large equipment products consist of various durable goods used in dental offices primarily for the diagnosis of patients . DENTSPLY's large equipment product lines include conventional and digital dental x-ray systems and related support equipment and accessories, intraoral cameras, computer imaging systems and related software. Sales of large equipment accounted for approximately 6% of the Company's consolidated sales for the year ended December 31, 2002.




D1

Markets, Sales and Distribution

   DENTSPLY distributes approximately 60% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dentist in some markets. No customers accounted for more than ten percent of consolidated net sales in 2002.

   The information about the Company's foreign and domestic operations and export sales set forth in Note 4 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

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

   The United States, Canada, Western Europe, the United Kingdom, Japan, and Australia are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditures on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

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



D1

   The Company believes that the following trends support the Company's confidence in its industry growth outlook:

o     Increasing   worldwide   population   -  Population   growth   continues
   throughout the world.

o Growth of the population 65 or older - The percentage of the United States, European and Japanese population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

o Natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

o The Changing Dental Practice in the U.S. - Dentistry in North America has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

o     Per capita and discretionary  incomes are increasing in emerging nations
   - As personal incomes continue to rise in the emerging nations of the Pacific Rim and Latin America, healthcare, including dental services, are a growing priority.

o The Company's business is less susceptible than other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures that are considered necessary by patients regardless of the economic environment.

Product Development

   Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing market share in product categories where gains are possible. While many of DENTSPLY's innovations represent sequential improvements of existing products, the Company also continues to successfully launch products that represent fundamental change. Its research centers throughout the world employ approximately 350 scientists, Ph.D.'s, engineers and technicians dedicated to research and product development. Approximately $41.6 million, $28.3 million, and $20.4 million, respectively, was internally invested by the Company in connection with the development of new products and in the improvement of existing products in the years ended 2002, 2001 and 2000, respectively. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be accepted in the marketplace.


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


o The Company is constructing a plant site outside Chicago, where it will establish a major dental anesthetic filling plant. The Company believes that the plant will become operational during 2004, which includes the FDA validation of the manufacturing practices and the provision of products to certain international markets. This initiative is very important to the Company since AstraZeneca, the Company's current supplier, will cease to supply product to certain markets by year-end 2004. As a result, this plant must be operational prior to that time to avoid any disruption in supply.


o A Corporate Purchasing office has been established to leverage the buying power of Dentsply around the world and reduce our product costs through lower prices and reduced related overhead.

o The Company has centralized its warehousing and distribution in North America and Europe. While the initial gains from this strategy have been realized, ongoing efforts are in place to maximize additional opportunities that can be gained through improving our functional expertise in supply chain management.

o A Corporate Quality group is focused on improving manufacturing and distribution processes throughout the Company with a goal to eliminate non-value added activities, improving product quality and expanding product margins.

o DENTSPLY has seen significant gains from the formation of a North American Shared Services group. The Company has established a task force to assess possible efficiency opportunities related to the accounting and finance processes within Europe.

o Information technology initiatives are underway to standardize worldwide telecommunications, implement improved manufacturing and financial accounting systems and an ongoing training of IT users to maximize the capabilities of global systems.

o     DENTSPLY  continues  to pursue  opportunities  to leverage its assets by
   consolidating   business  units  where  appropriate  and  to  optimize  its diversity of worldwide manufacturing capabilities.

Financing

   DENTSPLY's long-term debt at December 31, 2002 was $769.8 million and the ratio of long-term debt to total capitalization was 47.9%. DENTSPLY may incur additional debt in the future, including the funding of additional acquisitions and capital expenditures. DENTSPLY's ability to make payments on its indebtedness, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. Although the Management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt and operate its business.

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

   Additional information about DENTSPLY's working capital, liquidity and capital resources is incorporated herein by reference to the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders.




D1

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

Regulation

   The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The anesthetic products sold by the Company are regulated as a drug by the FDA and by all other similar regulatory agencies around the world.

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

   All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices
Classification  Panel,  the  National  Institutes  of  Health  and the  United
States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA pre-market approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination. In Europe, in particular in Scandinavia and Germany, the contents of mercury in amalgam filling materials has been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use for amalgam filling materials, to include a precaution against the use of amalgam for children under eighteen years of age and to women of childbearing age. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

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




D1

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

Employees

   As of December 31, 2002, the Company and its subsidiaries employed approximately 7,800 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2004. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by Automobile Mechanics' Local No. 701 in Chicago under a collective bargaining agreement that expires on May 31, 2003. In addition, approximately 20% of Degussa Dental Germany's workforce is represented by labor unions. The Company believes that its relationship with its employees is good.

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

Website Materials

   DENTSPLY makes available free of charge through its website at www.dentsply.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to, the Securities and Exchange Commission.



D1

Item 2.  Properties

      The following is a list of DENTSPLY's principal manufacturing locations as of December31, 2002:

                                                                                                        Leased
 Location                                                   Function                                   or Owned

 United States:

 Los Angeles, California                    Manufacture and distribution of investment                   Leased
                                            casting products

 Yucaipa , California                       Manufacture and distribution of dental                       Owned
                                            laboratory products and dental ceramics

 Lakewood, Colorado                         Manufacture and distribution of bone grafting                Leased
                                            materials and hydroxylapatite plasma-feed coating
                                            materials and distribution of dental implant poducts

 Milford, Delaware                          Manufacture of consumable dental products                    Owned

 Des Plaines, Illinois                      Manufacture and assembly of dental handpieces                Leased
                                            and components and dental x-ray equipment

 Elk Grove Village, Illinois                Future manufacture of anesthetic products                  Owned and Leased

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

 Maumee, Ohio                               Manufacture and distribution of investment                   Owned
                                            casting products

 York, Pennsylvania                         Manufacture and distribution of artificial teeth             Owned
                                            and other dental laboratory products;
                                            corporate headquarters

 York, Pennsylvania                         Manufacture of small dental equipment and                    Owned
                                            preventive dental products

 Johnson City, Tennessee                    Manufacture and distribution of endodontic                   Leased
                                            instruments and materials

 Foreign:

 Catanduva, Brazil                          Manufacture and distribution of consumable                   Owned
                                            dental products

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

                                                                                                        Leased
 Location                                                   Function                                   or Owned


 Petropolis, Brazil                         Manufacture and distribution of dental                       Owned
                                            anesthetics

 Tianjin, China                             Manufacture and distribution of dental products              Leased

 Plymouth, England                          Manufacture of dental hand instruments                       Leased

 Sur-Seine, France                          Manufacture and distribution of investment                   Leased
                                            casting products

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

 Nasu, Japan                                Manufacture and distribution of precious metal               Owned
                                            dental alloys, consumable dental products and
                                            orthodontic products

 Hoorn, Netherlands                         Manufacture and distribution of precious metal               Owned
                                            dental alloys and dental ceramics

 Las Piedras, Puerto Rico                   Manufacture of crown and bridge materials                    Owned

 Ballaigues, Switzerland                    Manufacture and distribution of endodontic                   Owned
                                            instruments

 Ballaigues, Switzerland                    Manufacture and distribution of endodontic                   Owned
                                            instruments, plastic components and
                                            packaging material

 Le Creux, Switzerland                      Manufacture and distribution of endodontic                   Owned
                                            instruments





D1

    In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at
various  other  United  States  and  international  locations.   Most  of  the
various sites around the world that are used exclusively for sales and distribution are leased.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. The trial in the government's case was held in April and May 2002, the post-trial briefing occurred during the summer and the final arguments were made in September of 2002. The case is pending a decision by the Federal District Court Judge who heard the case. It is the Company's position that the conduct and activities of the Trubyte division do not violate the antitrust laws.


Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


Executive Officers of the Registrant

   The  following   table  sets  forth  certain   information   regarding  the
executive officers of the Company as of February 28, 2003.


Name                 Age                  Position

John C. Miles II          61              Chairman   of  the   Board  and
                                          Chief Executive Officer
Gerald K. Kunkle Jr.      56              President   and   Chief    Operating
                                          Officer
Thomas L. Whiting         60              Executive Vice President
Christopher T. Clark      41              Senior Vice President
William R. Jellison       45              Senior Vice President
Rudolf Lehner             45              Senior Vice President
James G. Mosch            46              Senior Vice President
J. Henrik Roos            45              Senior Vice President
W. William Weston         55              Senior Vice President
Bret W. Wise              42              Senior  Vice   President  and  Chief
                                          Financial Officer
Brian M. Addison          48              Vice   President,    Secretary   and
                                          General Counsel



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

   Thomas L. Whiting was named Executive Vice President effective November 1, 2002 and directly oversees the following operating units: DENTSPLY Anesthetics, DENTSPLY Sankin and ESP LLC. In addition, he oversees the groups managed by Mr. Roos and Mr. Weston. Prior to this appointment, Mr. Whiting served as Senior Vice President since early 1995. Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Operating unit from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parker-Davis Company.

    Christopher T. Clark was named Senior Vice President effective November 1, 2002 and oversees the following areas: business development and strategic planning; North American Group Marketing and Administration; Alliance and Government Sales; and the Ransom and Randolph operating unit. Prior to this appointment, Mr. Clark served as Vice President and General Manager of the Gendex operating unit since June 1999. Prior to that time, he served as Vice President and General Manager of the Trubyte operating unit since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Trubyte Operating Unit since September 1992 when he started with the Company.

   William R. Jellison was named Senior Vice President effective November 1, 2002 and oversees the following operating units: DENTSPLY Asia, DENTSPLY Professional, Maillefer, Tulsa Dental Products and Vereinigte Dentalwerke ("VDW"). Prior to this appointment, Mr. Jellison served as Senior Vice President and Chief Financial Officer of the Company since April 1998. Prior to that time, Mr. Jellison held the position of Vice President of
Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1994. From 1991 to 1994, Mr. Jellison was Donnelly's Vice President of Financial Operations, Treasurer and Corporate Controller. Prior to that, he served one year as Treasurer and Corporate Controller and in other financial management positions for Donnelly. Mr. Jellison is a Certified Management Accountant.

   Rudolf Lehner was named Senior Vice President effective December 12, 2001 and oversees the following operating units: Degussa Dental Germany, Degussa Dental Austria and Elephant Dental. Prior to that time, Mr Lehner was Chief Operating Officer of Degussa Dental since mid-2000. From 1999 to mid 2000, he had the overall responsibilities for Sales & Marketing at Degussa Dental. From 1994 to 1999, Mr. Lehner held the position of Chief Executive Officer of Elephant Dental. From 1990 to 1994, he had overall responsibility for international activities at Degussa Dental. Prior to that, Mr Lehner held various positions at Degussa Dental and its parent, Degussa AG, since starting in 1984.

   James G. Mosch was named Senior Vice President effective November 1, 2002 and oversees the following operating units: DENTSPLY Australia, DENTSPLY Brazil, DENTSPLY Canada, DENTSPLY Latin America, DENTSPLY Mexico, Gendex and Rinn. Prior to this appointment, Mr. Mosch served as Vice President and General Manager of the DENTSPLY Professional operating unit since July 1994 when he started with the Company.

   J. Henrik Roos was named Senior Vice President effective June 1, 1999 and oversees the following operating units: Ceramco, CeraMed, Friadent, GAC, and Trubyte. Prior to his Senior Vice President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

   W. William Weston was named Senior Vice President effective January 1, 1996 and oversees the following operating units: DeDent, DENTSPLY France, DENTSPLY Italy, DENTSPLY Russia, DENTSPLY United Kingdom, L.D. Caulk, and
Middle East/Africa. Prior to his Senior Vice President appointment, Mr. Weston served as the Vice President and General Manager of DENTSPLY's DeDent Operations in Europe from October 1, 1990 to January 1, 1996. Prior to that time he was Pharmaceutical Director for Pfizer in Germany.



D1

   Bret W. Wise was named Senior Vice President and Chief Financial Officer of the Company effective December 1, 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporate in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

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

                                   PART II

Item 5.  Market for  Registrant's  Common  Equity  and  Related  Stockholder
Matters

   The   information   set  forth  under  the  caption   "Supplemental   Stock
Information"   in  the  Company's  2002  Annual  Report  to   Shareholders  is
incorporated herein by reference.

Item 6.  Selected Financial Data

   The information set forth under the caption "Selected Financial Data" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

   The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The information set forth under the captions "Management's Financial Responsibility," "Report of Independent Accountants," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement is incorporated herein by reference.



D1

Item 11.  Executive Compensation

   The information set forth under the caption "Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

      The following table provides  information at December 31, 2002 regarding
compensation   plans  and  arrangements   under  which  equity  securities  of
DENTSPLY are authorized for issuance.


                                                                                                   Number of securities
                                            Number of securities            Weighted average       securities remaining
                                             to be issued upon                exercise price     available for future issuance
                                                exercise of                   of outstanding      under equity compensation
                                            outstanding options,            options, warrants     plans (excluding securities
                                             warrants and rights                and rights           reflected in column (a))
                                                    (a)                           (b)                          (c)

Equity compensation plans approved
  by security holders (1)                       7,646,589                        24.56                     7,253,405 (2)

Equity compensation plans not approved
  by security holders (3)                          45,000                        14.83                           n/a

Other equity compensation plans not approved
  by security holders (4)                         108,147                          n/a                           n/a

Total                                           7,799,736

(1) Consists of the DENTSPLY International Inc. 1993 Stock Option Plan, 1998 Stock Option Plan and 2002 Stock Option Plan.

(2) The maximum number of shares available for issuance under the 2002 Stock Option Plan is 7,000,000 shares of common stock (plus any shares of common stock covered by any unexercised portion of canceled or terminated stock options granted under the 1993 Stock Option Plan or 1998 Stock Option Plan) (the "Maximum Number"). The Maximum Number shall be increased on January 1 of each calendar year during the term of the 2002 Stock Option Plan to equal 7% of the outstanding shares of common stock on such date, prior to such increase.

(3) Consists of the Burton C. Borgelt Nonstatutory Stock Option Agreement as further described below.

(4) See below for a description of the Directors' Deferred Compensation Plan and the Supplemental Executive Retirement Plan pursuant to which shares of common stock may be issued to outside directors and certain management employees.



Burton C. Borgelt Nonstatutory Stock Option Agreement

   On January 13, 1994, the Company entered an agreement with Mr. Burton C. Borgelt granting Mr. Borgelt an option to acquire 45,000 shares of the Company's common stock at the exercise price of $14.83 (as effected by subsequent stock dividends). At the time of the grant, Mr. Borgelt was serving as the Company's Chairman of its Board of Directors. The option was granted to provide an additional incentive to Mr. Borgelt to devote his efforts to the future success of the Company.





D1

Directors Deferred Compensation Plan

      Effective January 1, 1997, the Company established a Directors' Deferred Compensation Plan (the "Deferred Plan"). The Deferred Plan permits non-employee directors to elect to defer receipt of directors fees or other compensation for their services as directors. Non-employee directors can elect to have their deferred payments administered as a cash with interest account or a stock unit account. Distributions to a director under the Deferred Plan will not be made to any non-employee director until the non-employee director ceases to be a member of the Board of Directors. Upon ceasing to be a member of the Board of Directors, the deferred non-employee director fees are paid based on an earlier election to have their accounts distributed immediately or in annual installments for up to ten (10) years.

Supplemental Executive Retirement Plan

      Effective January 1, 1999, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (the "Plan"). The purpose of the Plan is to provide additional retirement benefits for a limited group of management employees whom the Board concluded were not receiving competitive retirement benefits. No actual benefits are put aside for participants and the participants are general creditors of the Company for payment of the benefits upon retirement or termination from the Company. Participants can elect to have these benefits administered as an interest bearing cash or stock unit account. Upon retirement/termination, the participant is paid the benefits in their account based on an earlier election to have their accounts distributed immediately or in annual installments for up to five (5) years.


Item 13.  Certain Relationships and Related Transactions

   No relationships or transactions are required to be reported.


Item 14.  Controls and Procedures


(a) As of March 12, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



D1

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report

      1    Financial Statements

      The  following  consolidated  financial  statements  of the  Company set
      forth  in  the  Company's  2002  Annual  Report  to   Shareholders   are
      incorporated herein by reference:

      Report of Independent Accountants
      Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
      Consolidated Balance Sheets - December 31, 2002 and 2001
      Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
      Notes to Consolidated Financial Statements

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

Exhibit
Number                       Description
3.1        Restated Certificate of Incorporation (17)
3.2        By-Laws, as amended (16)
4.1.  (a)  United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12,1999 between the Company and the Chase Manhattan Bank. (13)
      (b)  United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and
           Salomon Smith Barney Inc.
      (c)  United States Commercial Paper Dealer Agreement dated as of April 30, 2002 between the Company and
           Credit Suisse First Boston Corporation.
      (d)  Euro Commercial Paper Note Agreement dated as of July 18, 2002 between the Company and
           Citibank International plc.
      (e)  Euro Commercial Paper Dealer Agreement dated as of July 18, 2002  between the Company and Citibank
           International plc and Credit Suisse First Boston (Europe) Limited.
4.2   (a)  Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the
           Company and Prudential Insurance Company of America. (14)
      (b)  First Amendment to Note Agreement dated September 1, 2001 between the Company and Prudential
           Insurance Company of America. (16)
4.3   (a)  5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and Savings Bank as
           Documentation Agents. (16)
      (b)  364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and Savings Bank as
           Documentation Agents. (16)
      (c)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.
      (d)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.
      (e)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the
           ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and
           Savings Bank as Documentation Agents.
      (f)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the
           ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and
           Savings Bank as Documentation Agents.
      (g)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 24, 2002 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.
4.4        Private placement note dated December 28, 2001 between the Company and Massachusetts Mutual Life
           Insurance Company and Nationwide Life Insurance Company. (16)
4.5   (a)  Eurobonds Agency Agreement dated December 13, 2001 between the Company and Citibank, N.A. (16)
      (b)  Eurobond Subscription Agreement dated December 11, 2001 between the Company and Credit Suisse
           First Boston (Europe) Limited, UBS AG, ABN AMRO Bank N.V., First Union Securities, Inc.; and
           Tokyo-Mitsubishi International plc (the Managers). (16)



D1

      (c)  Pages 4 through 16 of the Company's Eurobond Offering Circular dated December 11, 2001. (16)
10.1       1993 Stock Option Plan (2)
10.2       1998 Stock Option Plan (1)
10.3       2002 Stock Option Plan (17)
10.4       Nonstatutory Stock Option Agreement between the Company and Burton C. Borgelt (3)
10.5       Employee Stock Ownership Plan, as amended, restated as of January 1, 1997
10.6  (a)  Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (14)
      (b)  Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (14)
10.7  (a)  Employment Agreement dated as of December 31, 1987 between the Company and John C. Miles II (5)*
      (b)  Amendment to Employment Agreement between the Company and John C. Miles II dated
           February 16, 1996, effective January 1, 1996 (9)*
10.8       Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
10.9       Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*
10.10      Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr. (10)*
10.11      Employment Agreement dated April 20, 1998 between the Company and William R. Jellison  (12)*
10.12      Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (12)*
10.13      Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (13)*
10.14      Employment Agreement dated October 1, 2001 between the Company and Rudolf Lehner (16)*
10.15      Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark*
10.16      Employment Agreement dated November 1, 2002 between the Company and James G. Mosch*
10.17      Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise*
10.18      DENTSPLY International Inc. Directors' Deferred Compensation Plan effective
           January 1, 1997 (10)*
10.19      Supplemental Executive Retirement Plan effective January 1, 1999 (12)*
10.20      Written Description of Year 2002 Incentive Compensation Plan.
10.21 (a)  AZLAD Products Agreement, dated January 18, 2001 between AstraZeneca AB and
           Maillefer Instruments Holdings, S.A. (a subsidiary of the Company). (14)
      (b)  AZLAD Products Manufacturing Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (14)
      (c)  AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (14)
10.22      Degussa Dental Group Sale and Purchase Agreement, dated May 28/29, 2001 between
           Degussa AG (Seller) and Dentsply Hanau GmbH & Co. KG, Dentsply Research & Development
           Corporation and Dentsply EU S.a.r.l. (Purchasers and subsidiaries of the Company). (15)
10.23 (a)  Precious metal inventory Purchase and Sale Agreement dated November 30, 2001 between
           Fleet Precious Metal Inc. and the Company. (16)
      (b)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between
           JPMorgan Chase Bank and the Company. (16)
      (c)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between
           Mitsui & Co., Precious Metals Inc. and the Company. (16)
13         Pages 9 through 47 of the Company's Annual Report to Shareholders for fiscal year 2002
           (only those portions of the Annual Report incorporated by reference in this report are deemed "filed")
21.1       Subsidiaries of the Company
23.1       Consent of Independent Accountants - PricewaterhouseCoopers LLP
99.1       Chief Executive Officer Certification Statement.
99.2       Chief Financial Officer Certification Statement.


 *    Management contract or compensatory plan.



D1

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

(16) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(17)  Incorporated   by  reference  to  exhibit   included  in  the  Company's
      Registration Statement on Form S-8 (No. 333-101548).





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

      (2) Agreement dated June 13, 2001 between Midland Bank PLC and Dentsply Limited for GBP 3,000,000 overdraft and $2,000,000 foreign exchange facility.

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

      None




D1

                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors of
DENTSPLY International Inc.

Our audits of the consolidated financial statements referred to in our report dated January 23, 2003 appearing in the 2002 Annual Report to Shareholders of DENTSPLY International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) 2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
January 23, 2003




D1

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2002


                                                              Additions
                                                     ---------------------------
                                                      Charged
                                     Balance at     (Credited)       Charged to          Write-offs                        Balance
                                     Beginning       To Costs          Other               Net of        Translation       at End
Description                          of Period     And Expenses       Accounts           Recoveries      Adjustment       of Period
                                                                         (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
                         2000         $ 8,152           $ 397             $ 34  (a)       $ (2,078)         $ (145)        $ 6,360
                         2001           6,360           2,844            5,289  (b)         (1,638)           (253)         12,602
                         2002          12,602           2,904            3,560  (c)         (1,987)          1,413          18,492

Allowance for trade discounts:

For Year Ended December 31,
                         2000           1,388           1,318                -              (1,031)            (46)          1,629
                         2001           1,629             555                -              (1,194)            (77)            913
                         2002             913             988                -                (871)             61           1,091

Inventory valuation reserves:

For Year Ended December 31,
                         2000          15,364           5,584               52  (d)         (5,741)           (317)         14,942
                         2001          14,942           4,369            8,409  (e)         (2,996)           (365)         24,359
                         2002          24,359           4,855            4,671  (f)         (5,581)          2,366          30,670
------------------

(a) Includes $34 from acquisition of Midwest Orthodontic Manufacturing.
(b) Includes $389 from acquisition of Friadent and $4,900 from acquisition of Degussa Dental.
(c) Includes $797 from acquisition of Austenal and $2,763 related to the acquisition of Degussa Dental.
(d) Includes $52 from acquisition of Midwest Orthodontic Manufacturing.
(e) Includes $1,580 from acquisition of Friadent and $6,829 from acquisition of Degussa Dental.
(f) Includes $588 from acquisition of Austenal and $4,083 related to the acquisition of Degussa Dental.




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


/s/ John C. Miles II                                         March 28, 2003
-------------------------                                 --------------------
John C. Miles II                                               Date
Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)


/s/ Gerald K. Kunkle                                         March 28, 2003
-------------------------                                 --------------------
Gerald K. Kunkle                                               Date
President and Chief
Operating Officer and a Director


/s/ Bret W. Wise                                             March 28, 2003
-------------------------                                 --------------------
Bret W. Wise                                                   Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dr. Michael C. Alfano                                    March 28, 2003
-------------------------                                 --------------------
Dr. Michael C. Alfano                                          Date
Director



/s/ Burton C. Borgelt                                        March 28, 2003
-------------------------                                 --------------------
Burton C. Borgelt                                              Date
Director





D1

/s/ Paula H. Cholmondeley                                    March 28, 2003
-------------------------                                 --------------------
Paula H. Cholmondeley                                          Date
Director


/s/ Michael J. Coleman                                       March 28, 2003
-------------------------                                 --------------------
Michael J. Coleman                                             Date
Director


/s/ William F. Hecht                                         March 28, 2003
-------------------------                                 --------------------
William F. Hecht                                               Date
Director


/s/ Leslie A. Jones                                          March 28, 2003
-------------------------                                 --------------------
Leslie A. Jones                                                Date
Director


/s/ Betty Jane Scheihing                                     March 28, 2003
-------------------------                                 --------------------
Betty Jane Scheihing                                           Date
Director


/s/Edgar H. Schollmaier                                      March 28, 2003
-------------------------                                 --------------------
Edgar H. Schollmaier                                           Date
Director


/s/ W. Keith Smith                                           March 28, 2003
-------------------------                                 --------------------
W. Keith Smith                                                 Date
Director



D1

Section 302 Certifications Statement


I, John C. Miles II, certify that:


1. I have reviewed this annual report on Form 10-K of DENTSPLY International
Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/  John C. Miles II
     Chairman and Chief Executive Officer



D1

Section 302 Certifications Statement


I, Bret W. Wise, certify that:


1. I have reviewed this annual report on Form 10-K of DENTSPLY International
Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/  Bret W. Wise
     Senior Vice President and Chief Financial Officer


D1

EXHIBIT INDEX

Exhibit                                                                                                               Exhibit
Number                             Description                                                                       Reference
3.1        Restated Certificate of Incorporation (17)
3.2        By-Laws, as amended (16)
4.1.  (a)  United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12,1999 between the Company and the Chase Manhattan Bank. (13)
      (b)  United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and
           Salomon Smith Barney Inc.                                                                                    D2
      (c)  United States Commercial Paper Dealer Agreement dated as of April 30, 2002 between the Company and
           Credit Suisse First Boston Corporation.                                                                      D3
      (d)  Euro Commercial Paper Note Agreement dated as of July 18, 2002 between the Company and
           Citibank International plc.                                                                                  D4
      (e)  Euro Commercial Paper Dealer Agreement dated as of July 18, 2002  between the Company and Citibank
           International plc and Credit Suisse First Boston (Europe) Limited.                                           D5
4.2   (a)  Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the
           Company and Prudential Insurance Company of America. (14)
      (b)  First Amendment to Note Agreement dated September 1, 2001 between the Company and Prudential
           Insurance Company of America. (16)
4.3   (a)  5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and Savings Bank as
           Documentation Agents. (16)
      (b)  364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and Savings Bank as
           Documentation Agents. (16)
      (c)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.                                                                    D6
      (d)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.                                                                    D7
      (e)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the
           ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and
           Savings Bank as Documentation Agents.                                                                        D8
      (f)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the
           ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and
           Savings Bank as Documentation Agents.                                                                        D9
      (g)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 24, 2002 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
           and Savings Bank as Documentation Agents.                                                                    D10
4.4        Private placement note dated December 28, 2001 between the Company and Massachusetts Mutual Life
           Insurance Company and Nationwide Life Insurance Company. (16)
4.5   (a)  Eurobonds Agency Agreement dated December 13, 2001 between the Company and Citibank, N.A. (16)
      (b)  Eurobond Subscription Agreement dated December 11, 2001 between the Company and Credit Suisse
           First Boston (Europe) Limited, UBS AG, ABN AMRO Bank N.V., First Union Securities, Inc.; and
           Tokyo-Mitsubishi International plc (the Managers). (16)



D1



      (c)  Pages 4 through 16 of the Company's Eurobond Offering Circular dated December 11, 2001. (16)
10.1       1993 Stock Option Plan (2)
10.2       1998 Stock Option Plan (1)
10.3       2002 Stock Option Plan (17)
10.4       Nonstatutory Stock Option Agreement between the Company and Burton C. Borgelt (3)
10.5       Employee Stock Ownership Plan, as amended, restated as of January 1, 1997                                    D11
10.6  (a)  Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (14)
      (b)  Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (14)
10.7  (a)  Employment Agreement dated as of December 31, 1987 between the Company and John C. Miles II (5)*
      (b)  Amendment to Employment Agreement between the Company and John C. Miles II dated
           February 16, 1996, effective January 1, 1996 (9)*
10.8       Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
10.9       Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*
10.10      Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr. (10)*
10.11      Employment Agreement dated April 20, 1998 between the Company and William R. Jellison  (12)*
10.12      Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (12)*
10.13      Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (13)*
10.14      Employment Agreement dated October 1, 2001 between the Company and Rudolf Lehner (16)*
10.15      Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark*                    D12
10.16      Employment Agreement dated November 1, 2002 between the Company and James G. Mosch*                          D13
10.17      Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise*                            D14
10.18      DENTSPLY International Inc. Directors' Deferred Compensation Plan effective
           January 1, 1997 (10)*
10.19      Supplemental Executive Retirement Plan effective January 1, 1999 (12)*
10.20      Written Description of Year 2002 Incentive Compensation Plan.                                                D15
10.21 (a)  AZLAD Products Agreement, dated January 18, 2001 between AstraZeneca AB and
           Maillefer Instruments Holdings, S.A. (a subsidiary of the Company). (14)
      (b)  AZLAD Products Manufacturing Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (14)
      (c)  AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (14)
10.22      Degussa Dental Group Sale and Purchase Agreement, dated May 28/29, 2001 between
           Degussa AG (Seller) and Dentsply Hanau GmbH & Co. KG, Dentsply Research & Development
           Corporation and Dentsply EU S.a.r.l. (Purchasers and subsidiaries of the Company). (15)
10.23 (a)  Precious metal inventory Purchase and Sale Agreement dated November 30, 2001 between
           Fleet Precious Metal Inc. and the Company. (16)
      (b)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between
           JPMorgan Chase Bank and the Company. (16)
      (c)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between
           Mitsui & Co., Precious Metals Inc. and the Company. (16)
13         Pages 9 through 47 of the Company's Annual Report to Shareholders for fiscal year 2002
           (only those portions of the Annual Report incorporated by reference in this report
           are deemed "filed")                                                                                          D16
21.1       Subsidiaries of the Company                                                                                  D17
23.1       Consent of Independent Accountants - PricewaterhouseCoopers LLP                                              D18
99.1       Chief Executive Officer Certification Statement.                                                             D19
99.2       Chief Financial Officer Certification Statement.                                                             D20


D1

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

(16) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(17)  Incorporated   by  reference  to  exhibit   included  in  the  Company's
      Registration Statement on Form S-8 (No. 333-101548).

D1