Form 10-Q
period 2003-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2003-05-13
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

                               ( X ) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2003 the Company had 78,650,819 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                  FORM 10-Q

                       For Quarter Ended March 31, 2003


                                    INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  16

   Item 4 - Controls and Procedures                      16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            17

   Item 6 - Exhibits and Reports on Form 8-K             17

Signatures                                               18

Section 302 Certification Statements                     19

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                          Three Months Ended March 31,

                                                          2003               2002
                                                  (in thousands, except per share amounts)


Net sales                                              $ 396,187         $ 354,868
Cost of products sold                                    206,116           185,496

Gross profit                                             190,071           169,372
Selling, general and administrative expenses             128,061           114,416
Restructuring and other (income) costs (Note 6)             --              (1,957)

Operating income                                          62,010            56,913

Other income and expenses:
  Interest expense                                         6,094             7,054
  Interest income                                           (266)             (253)
  Other expense (income), net                               (538)             (104)

Income before income taxes                                56,720            50,216
Provision for income taxes                                18,453            17,120

Net income                                             $  38,267         $  33,096


Earnings per common share (Note 3):
     Basic                                             $    0.49         $    0.42
     Diluted                                                0.48              0.42


Cash dividends declared per common share               $   0.046         $   0.046


Weighted average common shares outstanding:
     Basic                                                78,442            77,947
     Diluted                                              80,007            79,621




See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                           March 31,        December 31,
                                                                                             2003              2002
                                                                                                  (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                      $    46,178       $    25,652
        Accounts and notes receivable-trade, net                                           228,857           221,262
        Inventories, net (Notes 1 and 5)                                                   228,903           214,492
        Prepaid expenses and other current assets                                           73,914            79,595

           Total Current Assets                                                            577,852           541,001

     Property, plant and equipment, net                                                    329,014           313,178
     Identifiable intangible assets, net                                                   238,094           236,009
     Goodwill, net                                                                         918,840           898,497
     Other noncurrent assets                                                               125,098            98,348

Total Assets                                                                           $ 2,188,898       $ 2,087,033

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                               $    77,059       $    66,625
        Accrued liabilities                                                                175,002           190,783
        Income taxes payable                                                               114,389           103,787
        Notes payable and current portion
           of long-term debt                                                                 4,421             4,550

           Total Current Liabilities                                                       370,871           365,745

     Long-term debt                                                                        797,627           769,823
     Deferred income taxes                                                                  30,707            27,039
     Other noncurrent liabilities                                                           91,845            87,239

           Total Liabilities                                                             1,291,050         1,249,846

     Minority interests in consolidated subsidiaries                                         1,335             1,259

     Commitments and contingencies (Note 7)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                                 --                --
        Common stock, $.01 par value; 100 million shares authorized;
            81.4 million shares issued at March 31, 2003 and December 31, 2002                 814              814
        Capital in excess of par value                                                     157,934           156,898
        Retained earnings                                                                  765,627           730,971
        Accumulated other comprehensive gain (Note 2)                                       24,727             1,624
        Unearned ESOP compensation                                                          (1,520)           (1,899)
        Treasury stock, at cost, 2.9 million shares at March 31, 2003
           and 3.0 million shares at December 31, 2002                                     (51,069)          (52,480)

           Total Stockholders' Equity                                                      896,513           835,928

Total Liabilities and Stockholders' Equity                                             $ 2,188,898       $ 2,087,033

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                  Three Months Ended March 31,
                                                            --------------------------------------
                                                                     2003           2002
                                                                       (in thousands)
Cash flows from operating activities:

Net income                                                        $ 38,267       $ 33,096

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                       9,776          8,051
  Amortization                                                       2,323          2,321
  Restructuring and other costs                                       --           (1,957)
  Other, net                                                        (7,326)       (29,112)

Net cash provided by operating activities                           43,040         12,399

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                    (2,354)       (37,558)
Proceeds from bulk sale of precious metals inventory                  --            6,754
Capital expenditures                                               (18,294)        (9,815)
Other, net                                                              92            347

Net cash used in investing activities                              (20,556)       (40,272)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                               23         92,246
Payments on long-term borrowings                                    (1,475)       (79,570)
Decrease in short-term borrowings                                     (224)         3,093
Cash dividends paid                                                 (3,606)        (3,569)
Other, net                                                           2,156          2,977

Net cash (used in) provided by financing activities                 (3,126)        15,177

Effect of exchange rate changes on cash and cash equivalents         1,168         (1,177)

Net increase (decrease) in cash and cash equivalents                20,526        (13,873)

Cash and cash equivalents at beginning of period                    25,652         33,710

Cash and cash equivalents at end of period                        $ 46,178       $ 19,837

See accompanying notes to unaudited interim consolidated condensed financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2003


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

Inventories

   Inventories are stated at the lower of cost or market. At March 31, 2003, the cost of $14.4 million or 6% of inventories was determined by the last-in, first-out (LIFO) method. At December 31, 2002, the cost of $13.0 million or 6% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2003 and December 31, 2002 by $0.8 million.


Derivative Financial Instruments

   The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging
Activities", on January 1, 2001. This standard, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

   The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials. The Company also holds stock warrants which are considered derivative financial instruments as defined under SFAS No. 133.

   The Company has Euro, Swiss franc and Japanese yen denominated long-term debt that qualifies as a hedge of its net investments in Europe, Switzerland and Japan. As a result, the related exchange rate fluctuations affecting debt are offset in "Accumulated other comprehensive gain (loss)". The Company has Euro denominated debt which, through March 2003, was hedged by cross currency swaps and fixed to variable rate interest rate swaps. In March 2003, the Company amended its cross currency swap related to its Eurobond debt by exchanging the final settlement of U.S. dollars for Euros at a fixed rate of $0.90 in return for lower cash interest payments over the remaining term of the swap. As a result of this exchange, the Company has become economically exposed to the impact of exchange rates on the final principal payment and, as of the date of the swap amendment, has designated the principal as a hedge of its net investment in Euro region operations.

Stock Compensation

   The Company has stock-based employee compensation plans and applies the intrinsic value method in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for these plans. Under this method, no compensation expense is recognized for fixed stock option plans, provided that the exercise price is greater than or equal to the price of the stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                        Three Months Ended March 31,
                                                         2003               2002
                                                  (in thousands, except per share amounts)

Net income as reported                           $      38,267      $      33,096
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                            (2,694)            (2,183)
Pro forma net income                             $      35,573      $      30,913

Basic earnings per common share
  As reported                                    $        0.49      $        0.42
  Pro forma under fair value based method        $        0.45      $        0.40

Diluted earnings per common share
  As reported                                    $        0.48      $        0.42
  Pro forma under fair value based method        $        0.44      $        0.39





NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income, net of tax, are as follows:


                                                          Three Months Ended
                                                              March 31,
                                                          2003        2002
                                                          (in thousands)
Net income                                             $ 38,267    $ 33,096
Other comprehensive income:
    Foreign currency translation adjustments             23,496      (4,939)
    Unrealized gain on available-for-sale securities      1,294        --
    Net (loss) gain on derivative financial
      instruments                                        (1,687)        972
Total comprehensive income                             $ 61,370    $ 29,129

   The balances included in accumulated other comprehensive gain in the consolidated balance sheets are as follows:


                                            March 31,    December 31,
                                              2003          2002
                                                (in thousands)
Foreign currency translation adjustments   $ 37,044      $ 13,548
Net loss on derivative financial
  instruments                                (7,670)       (5,983)
Unrealized loss on available-for-sale
  securities                                 (3,560)       (4,854)
Minimum pension liability                    (1,087)       (1,087)
                                           $ 24,727      $  1,624



NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                           Three Months Ended
                                                               March 31,
                                                         2003             2002
                                                 (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                                      $38,267          $33,096

Denominator:
  Common shares outstanding                              78,442           77,947

Basic EPS                                               $  0.49          $  0.42

Diluted EPS Computation

Numerator (Income)                                      $38,267          $33,096

Denominator:
  Common shares outstanding                              78,442           77,947
  Incremental shares from assumed exercise
    of dilutive options                                   1,565            1,674
Total shares                                             80,007           79,621

Diluted EPS                                             $  0.48          $  0.42



   Options to purchase 1.6 million and 1.2 million shares of common stock that were outstanding during the quarter ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES


   In January 2002, the Company acquired the partial denture business of Austenal Inc. ("Austenal") in a cash transaction valued at approximately $21.1 million, including debt assumed. Previously headquartered in Chicago, Illinois, Austenal manufactured dental laboratory products and was the world leader in the manufacture and sale of systems used by dental laboratories to fabricate partial dentures. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair values at the dates of acquisition, pending final determination of the fair value of certain acquired assets and liabilities. The purchase price allocation for Austenal is as follows (in thousands):


Current assets                                    $ 6,313
Property, plant and equipment                       2,789
Identifiable intangible assets and goodwill        25,599
Other long-term assets                              4,291
Current liabilities                               (16,153)
Other long-term liabilities                        (1,774)
                                                  $21,065

   In October 2001, the Company completed the acquisition of the Degussa Dental Group ("Degussa Dental"). The Company paid 548 million Euros or $503 million at the closing date and paid 12.1 million Euros, or $11.4 million, as a closing balance sheet adjustment in June 2002. An additional closing balance sheet adjustment is subject to a dispute between the parties and is in arbitration. The Company may be required to pay up to $10 million for the final closing balance sheet adjustment depending upon the outcome of the arbitration. Any payments would result in additional purchase price.

   In March 2001, the Company acquired the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"). The total purchase price of this transaction was $136.5 million which was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment (including related accrued interest) associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued as current expense during the fourth quarter of 2001 and was paid during the first quarter of 2002. The Company expects that the regulatory applications will be approved during 2003, and as a result, it expects to make the remaining payments of $18.0 million during the year. These payments will be capitalized and amortized over the term of the licensing agreement.

NOTE 5 - INVENTORIES


   Inventories consist of the following:

                                                    March 31,       December 31,
                                                      2003              2002
                                                           (in thousands)

Finished goods                                       $142,554         $134,989
Work-in-process                                        40,661           39,065
Raw materials and supplies                             45,688           40,438

                                                     $228,903         $214,492



NOTE 6 - RESTRUCTURING AND OTHER COSTS

   During the second quarter of 2002, the Company recorded a charge of $1.7 million for restructuring and other costs. The charge primarily related to the elimination of duplicative functions created as a result of combining the Company's Ceramed and U.S. Friadent divisions. Included in this charge were severance costs of $0.6 million, lease/contract termination costs of $0.9 million and $0.2 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately 35 administrative and manufacturing positions in the United States and was substantially complete as of December 31, 2002.

   As part of combining Austenal with the Company, $4.4 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. This restructuring plan will result in the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany, 28 of which remain to be eliminated as of March 31, 2003. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2003.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at March 31, 2003 are as follows:

                                                                                                         Change
                                                                                                       in Estimate
                                                Amounts                                                 Recorded
                                               Recorded                                                 Through
                                               Through         Amounts       Change       Amounts        Purchase        Balance
                                    2002        Purchase       Applied     in Estimate    Applied      Accounting      March 31,
                                Provisions    Accounting       2002          2002          2003           2003          2003
Severance                           $   541      $ 2,927       $  (530)      $  (164)      $  (420)      $   127      $ 2,481
Lease/contract terminations             895        1,437          (500)          120          (168)         --          1,784
Other restructuring costs                38           60           (60)          (36)         --            --              2
Fixed asset impairment charges          195         --            (195)         --            --            --           --
                                    $ 1,669      $ 4,424       $(1,285)      $   (80)      $ (588)       $   127      $ 4,267

   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. The remaining charge of $6.3 million involves impairment charges on intangible assets. During 2002, primarily in the second quarter, the Company reversed a net total of $1.0 million as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan will result in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 10 of which remain to be eliminated as of March 31, 2003. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. The Company anticipates that most aspects of this plan will be completed by the third quarter of 2003.

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

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan will result in the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 36 of which remain to be eliminated as of March 31, 2003. The Company anticipates that most aspects of this plan will be completed during 2003.

   The major components of the 2001 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at March 31, 2003 are as follows:

                                                                                                   Change
                                                                                                 in Estimate
                                                    Amounts                                      Recorded
                                                   Recorded                                      Through
                                                   Through     Amounts    Amounts     Change     Purchase    Amounts   Balance
                                         2001      Purchase    Applied    Applied   in Estimate  Accounting  Applied   March 31,
                                      Provisions Accounting    2001        2002       2002         2002       2003       2003
Severance                             $  5,270   $ 11,929   $ (1,850)   $ (6,257)   $   (655)   $  (174) $   (185)     $  8,078
Lease/contract terminations              1,682      1,071       (563)       (579)       (721)       203       (66)        1,027
Other restructuring costs                  897      1,062       --          (552)       (759)       458       (57)        1,049
Fixed asset impairment charges           3,634       --       (3,634)        223        (747)       524         --          --
Intangible asset impairment charges      6,291       --       (6,291)       --          --          --          --          --
                                      $ 17,774   $ 14,062  $ (12,338)   $ (7,165)   $ (2,882)   $  1,011     (308)     $ 10,154


   In the second quarter of 1998, the Company rationalized and restructured its worldwide laboratory business, primarily for the closure of the Company's German tooth manufacturing facility. All major aspects of the plan were completed in 1999, except for the disposition of the property and plant located in Dreieich, Germany, which has been written-down to its estimated fair value, but which has not yet been sold. During the second quarter of 2002, the carrying value of this property was written-up by $0.5 million to reflect the Company's revised estimate of its fair value.

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

                         DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

   A significant portion of DENTSPLY's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. Due to the fluctuations of precious metal prices and because the precious metal content of the Company's sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metals to show the Company's performance independent of precious metal price volatility and to enhance comparability of performance between periods.


RESULTS OF OPERATIONS


Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Net Sales

    Net sales for the quarter ended March 31, 2003 increased $41.3 million, or 11.6%, to $396.2 million. Net sales, excluding precious metals, increased $36.3 million, or 11.9%, to $341.8 million. The growth in sales, excluding the precious metal content, was driven by internal growth of 5.2%, a 7.0% positive impact from currency translation as several major currencies strengthened against the U.S. dollar during the first quarter of 2003, less 0.3% for divestitures. The internal growth rate for the dental business, excluding precious metal content, was 5.5%, including 5.6% in the U.S., 4.6% in Europe and 6.4% in all other regions.

   The internal sales growth of 5.5% for the dental business, excluding precious metal content, was led by consumable and small equipment, including laboratory products, up 5.6%, while internal sales growth for heavy equipment, including x-ray equipment and intra-oral cameras, was up 3.6%. Internal growth was most notable in endodontics, orthodontics and implants. These increases were offset slightly by softening sales of non-dental products.

   Two factors negatively impacted base business growth during the quarter:
(1) the heavy snowstorms that hit the U.S. East Coast in February, closing businesses (including dental offices) for two to three days, and (2) the IDS (International Dental Show) - the huge European tradeshow held every other year during the last week in March. We believe these two events reduced internal sales growth in the quarter by over one full point.

Gross Profit

   Gross profit was $190.1 million in the first three months of 2003 compared to $169.4 million in the comparable period of 2002, an increase of $20.7 million, or 12.2%. Gross profit, including precious metals, represented 48.0% of net sales in the first quarter of 2003 compared to 47.7% in 2002. Gross profit for the first quarter of 2003, excluding precious metal content, represented 55.6% of net sales compared to 55.4% in 2002, the improvement being driven by new product introductions and product mix.


Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $13.7 million, or 12.0%, to $128.1 million in the first quarter of 2003 from $114.4 million in the comparable period of 2002. The 12.0% increase in expenses, as reported, included increases for the translation impact from a weaker U.S. dollar. SG&A expenses increased 4.0% in the first quarter of 2003 at constant exchange rates for both periods. As a percentage of sales, including precious metals, SG&A expenses represented approximately 32.3% of net sales in both periods. As a percentage of sales, excluding precious metals, SG&A expenses represented approximately 37.5% of net sales in both periods.

   No restructuring activity was recorded during the first quarter of 2003. During the first quarter of 2002, the Company recorded restructuring and other income of $2.0 million ($1.3 million, net of tax), as certain prior period restructuring initiatives in Europe, Brazil, and North America were completed at a lower cost than initially recorded.


Other Income and Expenses

   Net interest expense decreased $1.0 million in the first quarter of 2003 due to lower variable interest rates and lower constant dollar debt levels in 2003. Other income increased $0.4 million in the first quarter of 2003, including a net gain of $1.2 million recorded in the first quarter of 2003 on the mark-to-market adjustment for the warrants received in the 2002 share exchange with PracticeWorks, Inc. The first quarter of 2002 included $0.5 million of accrued dividends related to the PracticeWorks, Inc. preferred stock which was owned until the PracticeWorks share exchange was completed in the second quarter of 2002.


Earnings

   Income before income taxes for the three months ended March 31, 2003, increased $6.5 million, or 12.9%, to $56.7 million from $50.2 million in the comparable period of 2002. Income before income taxes in the prior year period included $2.0 million of restructuring income.

   The effective tax rate decreased to 32.5% in the first quarter of 2003 from 34.0% in the comparable period of 2002. Net income increased $5.2 million, or 15.7%, to $38.3 million in the first quarter of 2003 from $33.1 million in the comparable period of 2002. Net income in the prior year period included restructuring income, net of tax, of $1.3 million.

   Fully diluted earnings per share were $0.48 in the first quarter of 2003, an increase of 14.3% from $0.42 in the comparable period in 2002. Fully diluted earnings per share in the prior year period included restructuring income of $.02. Net income in the first quarter of 2003 and 2002 included charges and income that affect the comparability between periods as described above.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2002 Annual Report on Form 10-K filed March 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2003

   Cash flows from operating activities during the quarter ended March 31, 2003 were $43.0 million compared to $12.4 million during the quarter ended March 31, 2002. The increase of $30.6 million results primarily from increased earnings and more favorable working capital changes versus prior year specifically with respect to accounts receivables and accounts payables.

   Investing activities, for the quarter ended March 31, 2003, include capital expenditures of $18.3 million. The Company expects capital expenditures for 2003 to be approximately $70 million, which is largely driven by expenditures related to the construction of the Company's pharmaceutical manufacturing facility in Chicago, IL. Net acquisition activity for the first three months of 2003 was $2.4 million which relates to the purchase of one of the Company's suppliers. Additionally, during 2003, the Company expects to make the remaining payments of $18 million related to the Oraqix agreement and may be required to make a payment of up to $10 million for the final consideration related to the Degussa Dental purchase if an unfavorable ruling is received in arbitration (see Note 4 to the condensed consolidated financial statements).

   The Company's long-term debt increased by $27.8 million during the first quarter of 2003 to $797.6 million. This net change included an increase of $29.3 million due to exchange rate fluctuations on non-U.S. dollar denominated debt and changes in interest rate swaps related to this debt (see Note 1 to the condensed consolidated financial statements). Excluding the exchange rate and interest rate swap changes, long-term debt was reduced by $1.5 million during the first quarter of 2003. During the first quarter of 2003, the Company's ratio of long-term debt to total capitalization decreased to 47.1% compared to 47.9% at December 31, 2002.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2003 ("the 364 day facility"). The 364-day facility terminates in May 2003, but may be extended, subject to certain conditions, for additional periods of 364 days. The Company is currently in the process of extending this facility and expects this effort to be successful. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility in the aggregate is $250 million and no debt was outstanding under these facilities at March 31, 2003.

   The Company also has access to $81.0 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total,  the  Company  had  unused  lines of credit of $422.0  million at
March 31, 2003. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2003, the Company was in compliance with these covenants.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2002 Annual Report on Form 10-K filed March 28, 2003.

   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING STANDARDS

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. In addtion, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. and the Company has complied with these requirements. This application of this interpretation has not had a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all variable interest entities created before February 1, 2003. The Company has determined that the application of this standard will not have a material impact on its financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently assessing the impact of the new standard on the financial statements.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk


   There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2002.


Item 4 - Controls and Procedures

(a) As of May 12, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits
      99 Chief Executive Officer and Chief Financial Officer Certification Statements.

(b)   Reports on Form 8-K

      On April 22, 2003, the Company filed a Form 8-K, under item 9, furnishing the press release issued on that date regarding its first-quarter 2003 sales and earnings.

      On April 29, 2003, the Company filed a Form 8-K, under item 9, furnishing a transcript of its April 23, 2003 conference call regarding the Company's discussion of its first-quarter 2003 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 13, 2003             /s/  John C. Miles II
Date                          John C. Miles II
                              Chairman and
                              Chief Executive Officer



May 13, 2003             /s/  Bret W. Wise
Date                          Bret W. Wise
                              Senior Vice President and
                              Chief Financial Officer

Section 302 Certifications Statement


I, John C. Miles II, certify that:


1. I have reviewed this quarterly report on Form 10-Q of DENTSPLY
International Inc.;


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


Date: May 13, 2003


/s/  John C. Miles II
      Chairman and Chief Executive Officer

Section 302 Certifications Statement


I, Bret W. Wise, certify that:


1. I have reviewed this quarterly report on Form 10-Q of DENTSPLY
International Inc.;


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


Date: May 13, 2003


/s/  Bret W. Wise
      Senior Vice President and Chief Financial Officer