Form 10-Q
period 2003-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2003-08-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

                               ( X ) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               ( X ) Yes ( ) No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 2003 the Company had 78,988,720 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                  FORM 10-Q

                       For Quarter Ended June 30, 2003


                                    INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income                   3
      Consolidated Condensed Balance Sheets                         4
      Consolidated Condensed Statements of Cash Flows               5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                                        6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations                13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                            18

   Item 4 - Controls and Procedures                                19


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                      20

   Item 4 - Submission of Matters to a Vote of Security Holders    20

   Item 6 - Exhibits and Reports on Form 8-K                       21

Signatures                                                         22

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                Three Months Ended June 30,   Six Months Ended June 30,

                                                     2003         2002         2003         2002
                                                        (in thousands, except per share amounts)

Net sales                                         $ 417,949    $ 381,013    $ 814,136    $ 735,881
Cost of products sold                               212,839      196,473      418,955      381,969

Gross profit                                        205,110      184,540      395,181      353,912
Selling, general and administrative expenses        134,085      119,783      262,146      234,199
Restructuring and other (income) costs (Note 6)        --            (44)        --         (2,001)

Operating income                                     71,025       64,801      133,035      121,714

Other income and expenses:
  Interest expense                                    6,457        7,611       12,551       14,665
  Interest income                                      (363)        (167)        (629)        (420)
  Other expense (income), net                          (552)       1,573       (1,090)       1,469

Income before income taxes                           65,483       55,784      122,203      106,000
Provision for income taxes                           21,265       18,964       39,718       36,084

Net income                                        $  44,218    $  36,820    $  82,485    $  69,916


Earnings per common share (Note 3):
     Basic                                        $    0.56    $    0.47    $    1.05    $    0.90
     Diluted                                           0.55         0.46         1.03         0.88


Cash dividends declared per common share          $   0.046    $   0.046    $   0.092    $   0.092


Weighted average common shares outstanding:
     Basic                                           78,688       78,163       78,566       78,056
     Diluted                                         80,327       80,076       80,168       79,858





See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                    June 30,     December 31,
                                                                                     2003           2002
                                                                                         (in thousands)
Assets
    Current Assets:
       Cash and cash equivalents                                               $    81,401    $    25,652
       Accounts and notes receivable-trade, net                                    243,813        221,262
       Inventories, net (Notes 1 and 5)                                            229,592        214,492
       Prepaid expenses and other current assets                                    82,489         79,595

          Total Current Assets                                                     637,295        541,001

    Property, plant and equipment, net                                             348,971        313,178
    Identifiable intangible assets, net                                            236,973        236,009
    Goodwill, net                                                                  941,598        898,497
    Other noncurrent assets                                                        139,372         98,348

Total Assets                                                                   $ 2,304,209    $ 2,087,033

Liabilities and Stockholders' Equity
    Current Liabilities:
       Accounts payable                                                        $    79,512    $    66,625
       Accrued liabilities                                                         174,470        190,783
       Income taxes payable                                                        120,230        103,787
       Notes payable and current portion
          of long-term debt                                                          5,365          4,550

          Total Current Liabilities                                                379,577        365,745

    Long-term debt                                                                 824,971        769,823
    Deferred income taxes                                                           27,038         27,039
    Other noncurrent liabilities                                                    93,321         87,239

          Total Liabilities                                                      1,324,907      1,249,846

    Minority interests in consolidated subsidiaries                                  1,320          1,259

    Commitments and contingencies (Note 8)

    Stockholders' Equity:
       Preferred stock, $.01 par value; .25 million
         shares authorized; no shares issued                                          --             --
       Common stock, $.01 par value; 100 million shares authorized;
           81.4 million shares issued at June 30, 2003 and December 31, 2002           814            814
       Capital in excess of par value                                              161,980        156,898
       Retained earnings                                                           806,216        730,971
       Accumulated other comprehensive gain (Note 2)                                55,199          1,624
       Unearned ESOP compensation                                                   (1,140)        (1,899)
       Treasury stock, at cost, 2.5 million shares at June 30, 2003
          and 3.0 million shares at December 31, 2002                              (45,087)       (52,480)

          Total Stockholders' Equity                                               977,982        835,928

Total Liabilities and Stockholders' Equity                                     $ 2,304,209    $ 2,087,033

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 Six Months Ended June 30,
                                                         --------------------------------------

                                                                  2003          2002
                                                                    (in thousands)
Cash flows from operating activities:

Net income                                                     $  82,485    $  69,916

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    19,851       17,229
  Amortization                                                     5,136        5,220
  Restructuring and other costs                                     --         (2,001)
  Other, net                                                     (11,933)     (35,969)

Net cash provided by operating activities                         95,539       54,395

Cash flows from investing activities:

Capital expenditures                                             (39,585)     (21,777)
Acquisitions of businesses, net of cash acquired                  (2,354)     (49,428)
Expenditures for identifiable intangible assets                   (2,160)        (750)
Proceeds from the redemption of preferred stock investment          --         15,000
Proceeds from bulk sale of precious metals inventory                --          6,754
Other, net                                                           385          418

Net cash used in investing activities                            (43,714)     (49,783)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                           --        132,523
Payments on long-term borrowings                                  (3,785)    (144,536)
Net change in short-term borrowings                                 (378)       1,133
Cash dividends paid                                               (7,217)      (7,160)
Proceeds from exercise of stock options                            9,442        5,343
Other, net                                                         3,791          (53)

Net cash provided by (used in) financing activities                1,853      (12,750)

Effect of exchange rate changes on cash and cash equivalents       2,071       (7,886)

Net increase (decrease) in cash and cash equivalents              55,749      (16,024)

Cash and cash equivalents at beginning of period                  25,652       33,710

Cash and cash equivalents at end of period                     $  81,401    $  17,686

See accompanying notes to unaudited interim consolidated condensed financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                June 30, 2003


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as described in Note 7) which in the opinion of management are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 29, 2002 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At June 30, 2003 the cost of $12.8 million or 6% and at December 31, 2002, the cost of $13.0 million or 6% of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2003 by $0.7 million and by $0.8 million at December 31, 2002.


Derivative Financial Instruments

   The Company follows Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 and SFAS 149, which requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

   The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to convert variable raw materials costs to fixed costs. The Company also holds stock warrants which are considered derivative financial instruments as defined under SFAS 133.

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

                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                 2003          2002          2003          2002
                                                    (in thousands, except per share amounts)

Net income as reported                      $   44,218    $   36,820    $   82,485    $   69,916
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                    (2,724)       (2,235)       (5,418)       (4,418)
Pro forma net income                        $   41,494    $   34,585    $   77,067    $   65,498

Basic earnings per common share
  As reported                               $     0.56    $     0.47    $     1.05    $     0.90
  Pro forma under fair value based method   $     0.53    $     0.44    $     0.98    $     0.84

Diluted earnings per common share
  As reported                               $     0.55    $     0.46    $     1.03    $     0.88
  Pro forma under fair value based method   $     0.52    $     0.43    $     0.96    $     0.82




NOTE 2 - COMPREHENSIVE INCOME


   The components of comprehensive income, net of tax, are as follows:

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
                                                           2003        2002         2003         2002
                                                                         (in thousands)
Net income                                             $  44,218   $  36,820    $  82,485    $  69,916
Other comprehensive income:
    Foreign currency translation adjustments              25,007      60,467       48,503       55,528
    Unrealized gain on available-for-sale securities       5,325       1,741        6,619        1,741
    Net (loss) gain on derivative financial
      instruments                                            140      (3,852)      (1,547)      (2,880)
Total comprehensive income                             $  74,690   $  95,176    $ 136,060    $ 124,305


   The balances included in accumulated other comprehensive gain in the consolidated balance sheets are as follows:


                                                           June 30, December 31,
                                                            2003        2002
                                                              (in thousands)
Foreign currency translation adjustments                $ 62,051      $ 13,548
Net loss on derivative financial
  instruments                                             (7,530)       (5,983)
Unrealized gain (loss) on available-for-sale securities    1,765        (4,854)
Minimum pension liability                                 (1,087)       (1,087)
                                                        $ 55,199      $  1,624


NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                   2003             2002            2003             2002
                                                          (in thousands, except per share amounts)

Basic EPS Computation

Numerator (Income)                                 $44,218           $36,820        $82,485          $69,916

Denominator:
  Common shares outstanding                         78,688            78,163         78,566           78,056

Basic EPS                                          $  0.56           $  0.47        $  1.05          $  0.90

Diluted EPS Computation

Numerator (Income)                                 $44,218           $36,820        $82,485          $69,916

Denominator:
  Common shares outstanding                         78,688            78,163         78,566           78,056
  Incremental shares from assumed exercise
    of dilutive options                              1,639             1,913          1,602            1,802
Total shares                                        80,327            80,076         80,168           79,858

Diluted EPS                                        $  0.55           $  0.46        $  1.03          $  0.88



   Options to purchase 104,100 and 35,400 shares of common stock that were outstanding during the quarter ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2003 and 2002 were
1.5 million and 71,400, respectively.

NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES


   In October 2001, the Company completed the acquisition of the Degussa Dental Group ("Degussa Dental"). The Company paid 548 million Euros or $503 million at the closing date and paid 12.1 million Euros, or $11.4 million, as a closing balance sheet adjustment in June 2002. An additional closing balance sheet adjustment is subject to a dispute between the parties and is in arbitration. The Company may be required to pay up to 10 million Euros plus related interest costs for the final closing balance sheet adjustment depending upon the outcome of the arbitration. Any payments would result in additional purchase price.

   In March 2001, the Company acquired the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"). The total purchase price of this transaction was $136.5 million which was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment (including related accrued interest) associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued as current expense during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA has been approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The Company expects that the NDA applications will be approved late in 2003, and as a result, it expects to make the remaining payments totaling $16.0 million in 2003 or 2004. These payments will be capitalized and amortized over the term of the licensing agreement.


NOTE 5 - INVENTORIES


   Inventories consist of the following:

                             June 30,         December 31,
                                2003             2002
                                    (in thousands)

Finished goods               $142,020         $134,989
Work-in-process                42,506           39,065
Raw materials and supplies     45,066           40,438

                             $229,592         $214,492

NOTE 6 - RESTRUCTURING AND OTHER COSTS

   During the second quarter of 2002, the Company recorded a charge of $1.7 million for restructuring and other costs. The charge primarily related to the elimination of duplicative functions created as a result of combining the Company's Ceramed and U.S. Friadent divisions. Included in this charge were severance costs of $0.6 million, lease/contract termination costs of $0.9 million and $0.2 million of impairment charges on fixed assets that were disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately 35 administrative and manufacturing positions in the United States and was substantially complete as of December 31, 2002.

   As part of combining Austenal with the Company, $4.4 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. This restructuring plan included the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany, 22 of which remain to be eliminated as of June 30, 2003. The Company anticipates that most aspects of this plan will be completed by the first quarter of 2004.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at June 30, 2003 are as follows:

                                                                                         Change
                                                                                        in Estimate
                                             Amounts                                    Recorded
                                            Recorded                                     Through
                                            Through     Amounts     Change     Amounts   Purchase   Balance
                                  2002      Purchase    Applied   in Estimate  Applied  Accounting  June 30,
                               Provisions  Accounting    2002        2002       2003       2003       2003
Severance                        $   541   $ 2,927    $  (530)   $  (164)   $  (638)   $   127     $ 2,263
Lease/contract terminations          895     1,437       (500)       120       (452)      --         1,500
Other restructuring costs             38        60        (60)       (36)      --         --             2
Fixed asset impairment charges       195      --         (195)      --         --         --          --
                                 $ 1,669   $ 4,424    $(1,285)   $   (80)   $(1,090)   $   127     $ 3,765



   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. The remaining charge of $6.3 million involves impairment charges on intangible assets. During 2002, primarily in the second quarter, the Company reversed a net total of $1.0 million as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan included the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 8 of which remain to be eliminated as of June 30, 2003. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2003.

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

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan included the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 26 of which remain to be eliminated as of June 30, 2003. The Company anticipates that most aspects of this plan will be completed during 2003.

   The major components of the 2001 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at June 30, 2003 are as follows:

                                                                                                   Change
                                                                                                 in Estimate
                                                    Amounts                                       Recorded
                                                    Recorded                                      Through
                                                    Through    Amounts    Amounts     Change     Purchase     Amounts    Balance
                                         2001      Purchase    Applied    Applied  in Estimate  Accounting   Applied    June 30,
                                     Provisions   Accounting    2001       2002        2002         2002       2003       2003
Severance                             $  5,270   $ 11,929   $ (1,850)   $ (6,257)   $   (655)   $   (174)   $   (650)   $  7,613
Lease/contract terminations              1,682      1,071       (563)       (579)       (721)        203        (174)        919
Other restructuring costs                  897      1,062       --          (552)       (759)        458        (264)        842
Fixed asset impairment charges           3,634       --       (3,634)        223        (747)        524        --          --
Intangible asset impairment charges      6,291       --       (6,291)       --          --          --          --          --
                                      $ 17,774   $ 14,062   $(12,338)   $ (7,165)   $ (2,882)   $  1,011    $ (1,088)   $  9,374

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


NOTE 7 - ACCOUNTING CHARGES AND RESERVE REVERSALS

   The Company recorded pretax charges of $5.5 million in the second quarter and total pretax charges of $9.6 million in the six month period of 2003, related primarily to accounting for inventory, receivables and prepaid expenses at three locations impacted by integration activities following the
completion of acquisitions in 2001.   The largest portion of these charges
relate to an inventory adjustment at one of these divisions, confirmed by a physical inventory that the Company initiated and completed in the second
quarter.   Also in the second quarter, the Company conducted an independent evaluation of its accounting practices for establishing reserves. As a result of this evaluation, the Company identified and reversed to income $4.4 million of reserves that should have been reversed in prior periods or were erroneously established. In the first quarter of 2003, the Company reversed $2.4 million of product return reserves that were recorded in excess of appropriate amounts. The impact of the establishment and reversal of these reserves was not material to the results of operations in prior periods and will not be material to the results of operations in 2003.

NOTE 8 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. On August 8, 2003, the Federal District Court judge who heard the government's case issued a decision finding that the Company has not violated the antitrust laws as asserted by the Department of Justice. The government has thirty (30) days to file an appeal from the entering of the District Judge's decision.

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


RESULTS OF OPERATIONS


Quarter Ended June 30, 2003 Compared To Quarter Ended June 30, 2002

Net Sales

   Net sales for the quarter ended June 30, 2003 increased $36.9 million, or 9.7%, to $417.9 million compared to $381.0 million in the prior year. Net sales, excluding precious metals, increased $36.5 million, or 10.9%, to $371.7 million compared to $335.2 million in 2002. The growth in sales, excluding the precious metal content, was driven by internal growth of 4.1%, a 6.9% positive impact from currency translation as several major currencies strengthened against the U.S. dollar during the second quarter of 2003, less 0.1% for divestitures. The internal growth rate for the dental business was 4.5%. The sales growth in the second quarter of 2003, excluding precious metal content, in total and by region is as follows:

                                                           Sales Growth By Region
                                                      (excluding precious metal content)
                                     ------------------------------------------------------------

                                          Total          United                        All Other
                                      Consolidated       States         Europe          Regions

Internal growth                             4.1%          2.9%            9.8%           -1.5%
Divestitures                               -0.1%         -0.4%            0.0%            0.0%
Foreign currency translation                6.9%          0.2%           19.4%            4.0%
       Total Sales Growth                  10.9%          2.7%           29.2%            2.5%



   The internal sales growth was strongest in Europe at 9.8%, with exceptional growth in endodontics and implants, while the United States had internal sales growth of 2.9%. Strong sales gains in endodontic and orthodontic products was offset by a softening in sales to dental laboratories in the United States. Net base business sales in all other regions declined 1.5% in the second quarter of 2003 including sales declines in the Pacific Rim and Asia, resulting from Severe Acute Respiratory Syndrome ("SARS"), and sales declines in the Middle East, including the impact of the war in Iraq

   The internal sales growth of 4.5% for the dental business was led by consumables and small equipment, offset by softening sales of heavy equipment, including x-ray equipment, intra-oral cameras and Cercon machines.

   Three factors negatively impacted internal sales growth during the quarter: (1) the sales of Cercon machines in the U.S. slowed sharply from the year earlier launch quarter, (2) SARS had a severe impact in several key Asian countries causing a decline in dental visits, and (3) European sales of heavy equipment dropped sharply as a result of high demand for the new digital panoramic x-ray machine (Orthoralix 9200 DDE) that was previewed at the IDS meeting at the end of March, 2003, sharply reducing sales of the prior version of this product. Due to limited resources to produce the new digital panoramic x-ray machine, shipments did not commence until July, 2003. These three events reduced overall dental internal sales growth in the quarter by nearly 2%.

Gross Profit

   Gross profit was $205.1 million in the second quarter of 2003 compared to $184.5 million in the comparable period of 2002, an increase of $20.6 million, or 11.2%. Gross profit, including precious metals, represented 49.1% of net sales in the second quarter of 2003 compared to 48.4% in 2002. Gross profit for the second quarter of 2003 represented 55.2% of net sales, excluding precious metal content, compared to 55.1% in 2002. Gross profit was affected in the second quarter of 2003 by charges of $4.6 million related primarily to adjustments for inventory, accounts receivable and prepaid expenses at three divisions that had been impacted by integration activities following the completion of acquisitions in 2001 ("Charges").
The impact of these Charges was partially offset by the reversal into income of $2.3 million in reserves that should have been reversed in prior periods or were erroneously established ("Reserve Reversals"). These Reserve Reversals resulted from an independent evaluation of reserves that the Company initiated during the quarter.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $14.3 million, or 11.9%, to $134.1 million in the second quarter of 2003 from $119.8 million in the comparable period of 2002. The 11.9% increase in expenses, as reported, included increases for the translation impact from a weaker U.S. dollar. SG&A expenses increased 3.8% in the second quarter of 2003 at constant exchange rates for both periods. As a percentage of sales, including precious metals, SG&A expenses represented 32.1% of net sales in the second quarter of 2003 compared to 31.4% in the second quarter of 2002. As a percentage of sales, excluding precious metals, SG&A expenses represented 36.1% of net sales in the second quarter of 2002 compared to 35.7% in the second quarter of 2002. SG&A was also affected in the second quarter of 2003 by Charges of $0.9 million and Reserve Reversals of $2.1 million.

Other Income and Expenses

   Net interest expense decreased $1.4 million in the second quarter of 2003 due primarily to lower variable interest rates. Other income increased $2.1 million in the second quarter of 2003, including a favorable change of $3.5 million on currency transactions offset somewhat by an unfavorable change related to the valuation of the PracticeWorks, Inc. warrants. On July 21, 2003, Eastman Kodak Company announced that they entered into an agreement to acquire PracticeWorks, Inc. If the transaction is completed under the terms announced, the Company will realize a net pretax gain of $6 million to $7 million.

Earnings

   Income before income taxes for the three months ended June 30, 2003, increased $9.7 million, or 17.4%, to $65.5 million from $55.8 million in the comparable period of 2002. Income before income taxes in the second quarter of 2003 included $5.5 million of Charges ($3.7 million after tax) partially offset by $4.4 million of Reserve Reversals ($3.0 million after tax). The impact of the Reserve Reversals was not material to the results of operations in prior periods and will not be material to the results of operations in 2003. Earnings for the 2003 quarter also benefited from the positive impact of currency translation.

   The effective tax rate was 32.5% in the second quarter of 2003 compared to 34.0% in the comparable period of 2002. Net income increased $7.4 million, or 20.1%, to $44.2 million in the second quarter of 2003 from $36.8 million in the comparable period of 2002. Fully diluted earnings per share were $0.55 in the second quarter of 2003, an increase of 19.6% from $0.46 in the comparable period in 2002

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales

   Net sales for the six months ended June 30, 2003 increased $78.2 million, or 10.6%, to $814.1 million compared to $735.9 million in the prior year. Net sales, excluding precious metals, increased $72.7 million, or 11.3%, to $713.5 million compared to $640.8 million in 2002. The growth in sales, excluding the precious metal content, was driven by internal growth of 4.6%, a 7.0% positive impact from currency translation as several major currencies strengthened against the U.S. dollar during the first six months of 2003, less 0.2% for divestitures. The internal growth rate for the dental business was 4.9%. The sales growth in the first six months of 2003, excluding precious metal content, in total and by region is as follows:

                                                           Sales Growth By Region
                                                      (excluding precious metal content)
                                     ------------------------------------------------------------

                                          Total          United                        All Other
                                      Consolidated       States         Europe          Regions

Internal growth                             4.6%          4.0%            7.4%            1.7%
Divestitures                               -0.2%         -0.2%           -0.4%           -0.1%
Foreign currency translation                7.0%          0.2%           20.1%            2.7%
       Total Sales Growth                  11.4%          4.0%           27.1%            4.3%


   The internal sales growth was strongest in Europe at 7.4%, with strong growth in endodontics and implants, while the United States had internal sales growth of 4.0%, up 4.2% for dental products. Strong sales gains in endodontic and orthodontic products was offset by a softening in sales to dental laboratories in the United States. Net sales in all other regions included internal sales growth of 5.5% in the Pacific Rim and Asia. This increase was tempered by the impact of SARS.

   The internal sales growth of 4.9% for the dental business was led by consumables and small equipment, offset by softening sales of heavy equipment, including x-ray equipment, intra-oral cameras and Cercon Machines.

   The principal factors that negatively impacted base business growth during the first six months of 2003 were: (1) the sales of Cercon machines in the U.S. slowed sharply in the second quarter from the year earlier launch, (2) SARS had a severe impact in several key Asian countries causing a decline in dental visits in the second quarter, and (3) European sales of heavy equipment dropped sharply as a result of high demand for the new digital panoramic x-ray machine (Orthoralix 9200 DDE) that was previewed at the IDS meeting at the end of March, 2003, sharply reducing sales of the prior version of this product . Due to limited resources to produce the new digital panoramic x-ray machine, shipments did not commence until July, 2003.

Gross Profit

   Gross profit was $395.2 million in the first half of 2003 compared to $353.9 million in the comparable period of 2002, an increase of $41.3 million, or 11.7%. Gross profit, including precious metals, represented 48.5% of net sales in the first six months of 2003 compared to 48.1% in 2002. Gross profit for the first six months of 2003 represented 55.4% of net sales, excluding precious metal content, compared to 55.2% in 2002. Gross profit was affected in the first half of 2003 by charges of $8.7 million and reserve reversals totaling $4.7 million, including the reversal in the first quarter of 2003 of $2.4 million of product return reserves that were recorded in excess of appropriate amounts.

Operating Expenses

   SG&A expense increased $27.9 million, or 11.9%, to $262.1 million in the first six months of 2003 from $234.2 million in the comparable period of 2002. The 11.9% increase in expenses, as reported, included increases for the translation impact from a weaker U.S. dollar. SG&A expenses increased 3.9% in the first six months of 2003 at constant exchange rates for both periods. As a percentage of sales, including precious metals, SG&A expenses represented 32.2% of net sales in the first six months of 2003 compared to 31.8% in the comparable period of 2002. As a percentage of sales, excluding precious metals, SG&A expenses represented 36.7% of net sales in the first six months of 2002 compared to 36.5% in the comparable period of 2002. SG&A was also affected in the first half of 2003 by charges of $0.9 million and reserve reversals of $2.1 million.

   No restructuring activity was recorded during the first six months of 2003. During the first six months of 2002, the Company recorded restructuring and other income of $2.0 million ($1.3 million, net of tax), as certain prior period restructuring initiatives in Europe, Brazil, and North America were completed at a lower cost than initially recorded.

Other Income and Expenses

   Net interest expense decreased $2.3 million in the first six months of 2003 due primarily to lower variable interest rates. Other income increased $2.6 million in the first six months of 2003, including a favorable currency transaction net gain of $3.1 million offset somewhat by an unfavorable net fluctuation of $0.4 million in income from PracticeWorks, Inc.

Earnings

   Income before income taxes for the six months ended June 30, 2003, increased $16.2 million, or 15.3%, to $122.2 million from $106.0 million in the comparable period of 2002. Income before income taxes in the prior year period included $2.0 million of restructuring income. Income before income taxes in the first half of 2003 included $9.6 million of charges ($6.5 million after tax) partially offset by reserve reversals of $6.8 million ($4.6 million after tax). The impact of the establishment and reversal of these reserves was not material to the results of operations in prior periods and will not be material to the results of operations in 2003. Earnings for the 2003 period also benefited from the positive impact of currency translation.

   The effective tax rate was 32.5% in the first six months of 2003 compared to 34.0% in the comparable period of 2002. Net income increased $12.6 million, or 18.0%, to $82.5 million in the first six months of 2003 from $69.9 million in the comparable period of 2002. Fully diluted earnings per share were $1.03 in the first six months of 2003, an increase of 17.0% from $0.88 in the comparable period in 2002.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2002 Annual Report on Form 10-K filed March 28, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2003

   Cash flows from operating activities during the six months ended June 30, 2003 were $95.5 million compared to $54.4 million during the six months ended June 30, 2002. The increase of $41.1 million results primarily from increased earnings and more favorable working capital changes versus the prior year specifically with respect to inventories and accounts payable.

   Investing activities, for the period ended June 30, 2003, include capital expenditures of $39.6 million. The Company expects capital expenditures for 2003 to be approximately $70 million, which is largely driven by expenditures related to the construction of the Company's pharmaceutical manufacturing facility in Chicago, IL. Net acquisition activity for the first six months of 2003 was $4.5 million which relates to the purchase of one of the Company's suppliers and a payment related to the Oraqix agreement. Additionally, during late 2003 or early 2004, the Company expects to make the remaining payments totaling $16 million related to the Oraqix agreement and may be required to make a payment of up to 10 million Euros plus related interest costs for the final consideration related to the Degussa Dental purchase if an unfavorable ruling is received in arbitration (see Note 4 to the condensed consolidated financial statements).

   The Company's long-term debt increased by $55.2 million during the first half of 2003 to $825.0 million. This net change included an increase of $59.0 million due to exchange rate fluctuations on non-U.S. dollar denominated debt and changes in interest rate swaps related to this debt (see Note 1 to the condensed consolidated financial statements). Excluding the exchange rate and interest rate swap changes, long-term debt was reduced by $3.8 million during the first half of 2003. During the period ended June 30, 2003, the Company's ratio of long-term debt to total capitalization decreased to 45.8% compared to 47.9% at December 31, 2002.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2004 ("the 364 day facility"). The 364-day facility terminates in May 2004, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility in the aggregate is $250 million and no debt was outstanding under these facilities at June 30, 2003.

   The Company also has access to $83.0 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total, the Company had unused lines of credit of $427.0 million at June 30, 2003. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2003, the Company was in compliance with these covenants.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2002 Annual Report on Form 10-K filed March 28, 2003. In the fourth quarter of 2003, the Company has approximately $20 million of Japanese yen denominated borrowings which will mature. The Company expects to either retire or roll over these borrowings, depending upon the interest rate scenario and also its cash position in that jurisdiction at the time of maturity.

   The Company's cash increased $55.7 million during the six months ended June 30, 2003 to $81.4 million. The Company has built cash rather than reduce its debt due to the favorable investment rates that can be received on the cash invested versus the carrying cost of its debt and penalties that would be incurred in retiring debt and the related interest rate swap agreements at this time. The Company anticipates that cash will continue to build throughout the remainder of 2003.

   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING STANDARDS

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all variable interest entities created before February 1, 2003. The Company does not have variable interest entities as defined by this interpretation and therefore it is not material to the Company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Application of this standard will not have a material impact on the Company's financial statements.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this new standard will have a material impact on its financial statements.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


   There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2002.

Item 4 - Controls and Procedures

      (a)  Evaluation of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      (b)  Change in Internal Control over Financial Reporting

      No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has initiated and completed an independent evaluation of its accounting practices for establishing reserves. As a result of this evaluation, the Company is revising certain procedures for identifying and estimating reserves to improve the accuracy of its accounting for loss contingencies.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. On August 8, 2003, the Federal District Court judge who heard the government's case issued a decision finding that the Company has not violated the antitrust laws as asserted by the Department of Justice. The government has thirty (30) days to file an appeal from the entering of the District Judge's decision.


Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 13, 2003, the Company held its 2003 Annual Meeting of stockholders.

(b)   Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.    Election of Class II Directors:

           Nominee                            Votes For            Votes Withheld       Broker Non-votes
           Leslie A. Jones                    61,295,336               1,360,998             N/A
           Gary K. Kunkle, Jr.                61,506,416               1,149,918             N/A
           Betty Jane Scheihing               61,502,585               1,153,749             N/A
           Edgar H. Schollmaier               60,903,635               1,752,699             N/A




2.    Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 2003:

           Votes For:                         60,057,837
           Votes Against:                      2,577,871
           Abstentions:                           14,527
           Broker Non-Votes:                       6,099


(d)   Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b)   Reports on Form 8-K

    On July 30, 2003, the Company filed a Form 8-K, under item 12, furnishing the press release issued on that date regarding its second-quarter 2003 sales and earnings.

    On August 6, 2003, the Company filed a Form 8-K, under item 12, furnishing a transcript of its July 31, 2003 conference call regarding the Company's discussion of its second-quarter 2003 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 14, 2003               /s/  John C. Miles II
Date                               John C. Miles II
                                   Chairman and
                                   Chief Executive Officer




August 14, 2003               /s/  Bret W. Wise
Date                               Bret W. Wise
                                   Senior Vice President and
                                   Chief Financial Officer