Form 10-Q
period 2003-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2003-11-10
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

                               ( X ) Yes ( ) No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2003 the Company had 79,147,426 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                  FORM 10-Q

                     For Quarter Ended September 30, 2003


                                    INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      13

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  17

   Item 4 - Controls and Procedures                      17


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            18

   Item 6 - Exhibits and Reports on Form 8-K             18

Signatures                                               19

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,

                                                        2003          2002          2003            2002
                                                             (in thousands, except per share amounts)

Net sales                                         $   400,420    $   366,037    $ 1,214,556    $ 1,101,918
Cost of products sold                                 209,186        187,105        628,141        569,074

Gross profit                                          191,234        178,932        586,415        532,844
Selling, general and administrative expenses          125,887        118,554        388,032        352,753
Restructuring and other (income) costs (Note 6)          --             (778)          --           (2,779)

Operating income                                       65,347         61,156        198,383        182,870

Other income and expenses:
  Interest expense                                      6,104          6,811         18,655         21,476
  Interest income                                        (377)          (183)        (1,006)          (603)
  Other expense (income), net                          (1,525)         2,633         (2,614)         4,102

Income before income taxes                             61,145         51,895        183,348        157,895
Provision for income taxes                             19,831         16,129         59,549         52,213

Net income                                        $    41,314    $    35,766    $   123,799    $   105,682


Earnings per common share (Note 3):
     Basic                                        $      0.52    $      0.46    $      1.57    $      1.35
     Diluted                                             0.51           0.45           1.54           1.32


Cash dividends declared per common share          $    0.0525    $    0.0460    $    0.1445    $    0.1380


Weighted average common shares outstanding:
     Basic                                             78,999         78,247         78,712         78,120
     Diluted                                           81,007         80,127         80,458         79,949





See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                               September 30,  December 31,
                                                                                  2003          2002
                                                                                     (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                           $    91,010    $    25,652
        Accounts and notes receivable-trade, net                                242,937        221,262
        Inventories, net (Notes 1 and 5)                                        230,054        214,492
        Prepaid expenses and other current assets                                79,813         79,595

           Total Current Assets                                                 643,814        541,001

     Property, plant and equipment, net                                         359,425        313,178
     Identifiable intangible assets, net                                        235,859        236,009
     Goodwill, net                                                              953,403        898,497
     Other noncurrent assets                                                    139,904         98,348

Total Assets                                                                $ 2,332,405    $ 2,087,033

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                    $    81,312    $    66,625
        Accrued liabilities                                                     171,996        190,783
        Income taxes payable                                                    131,699        103,787
        Notes payable and current portion
           of long-term debt                                                     22,697          4,550

           Total Current Liabilities                                            407,704        365,745

     Long-term debt                                                             783,392        769,823
     Deferred income taxes                                                       14,630         27,039
     Other noncurrent liabilities                                                91,717         87,239

           Total Liabilities                                                  1,297,443      1,249,846

     Minority interests in consolidated subsidiaries                                607          1,259

     Commitments and contingencies (Note 7)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                      --             --
        Common stock, $.01 par value; 100 million shares authorized;
            81.4 million shares issued at September 30, 2003
            and December 31, 2002                                                   814            814
        Capital in excess of par value                                          164,326        156,898
        Retained earnings                                                       843,378        730,971
        Accumulated other comprehensive gain (Note 2)                            68,851          1,624
        Unearned ESOP compensation                                                 (760)        (1,899)
        Treasury stock, at cost, 2.3 million shares at September 30, 2003
           and 3.0 million shares at December 31, 2002                          (42,254)       (52,480)

           Total Stockholders' Equity                                         1,034,355        835,928

Total Liabilities and Stockholders' Equity                                  $ 2,332,405    $ 2,087,033

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Nine Months Ended September 30,
                                                           --------------------------------

                                                                   2003         2002
                                                                    (in thousands)
Cash flows from operating activities:

Net income                                                     $ 123,799    $ 105,682

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                    29,547       24,480
  Amortization                                                     7,387        7,661
  Restructuring and other costs                                     --         (2,779)
  Other, net                                                       6,070      (33,969)

Net cash provided by operating activities                        166,803      101,075

Cash flows from investing activities:

Capital expenditures                                             (55,509)     (39,765)
Acquisitions of businesses, net of cash acquired                  (5,613)     (50,390)
Expenditures for identifiable intangible assets                   (2,410)      (1,110)
Proceeds from the redemption of preferred stock investment          --         15,000
Proceeds from bulk sale of precious metals inventory                --          6,754
Other, net                                                           556        3,904

Net cash used in investing activities                            (62,976)     (65,607)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of
 deferred financing costs                                           --        156,715
Payments on long-term borrowings                                 (50,026)    (191,122)
Net change in short-term borrowings                               (1,750)        (566)
Cash dividends paid                                              (10,846)     (10,757)
Proceeds from exercise of stock options                           13,332        6,569
Other, net                                                         7,320          (53)

Net cash used in financing activities                            (41,970)     (39,214)

Effect of exchange rate changes on cash and cash equivalents       3,501       (6,069)

Net increase (decrease) in cash and cash equivalents              65,358       (9,815)

Cash and cash equivalents at beginning of period                  25,652       33,710

Cash and cash equivalents at end of period                     $  91,010    $  23,895

See accompanying notes to unaudited interim consolidated condensed financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2003


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as described in Note 6), which in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 28, 2003 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At September 30, 2003 the cost of $12.2 million or 5% and at December 31, 2002, the cost of $13.0 million or 6% of inventories were determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost method.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2003 by $0.7 million and by $0.8 million at December 31, 2002.

Identifiable Finite-lived Intangible Assets

   Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. The Company performs ongoing impairment analysis on intangible assets related to new technology. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment approach be applied. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill increased by $54.9 million during the nine months ended September 30, 2003 to $953.4 million, which was due primarily to the effects of foreign currency translation.

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

   The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to convert variable raw materials costs to fixed costs. The Company also holds stock warrants which are considered derivative financial instruments as defined under SFAS 133. The aggregate net fair value of the Company's derivative instruments at September 30, 2003 and December 31, 2002 was $88.4 million and $54.2 million, respectively.

      The Company has Euro, Swiss franc and Japanese yen denominated long-term debt that qualifies as a hedge of its net investments in Europe, Switzerland and Japan. As a result, the related exchange rate fluctuations affecting debt are offset in "Accumulated other comprehensive gain (loss)". The
Company has Euro denominated debt which, through March 2003, was hedged by cross currency swaps and fixed to variable rate interest rate swaps. In
March 2003, the Company amended its cross currency swap related to its Eurobond debt by exchanging the final settlement of U.S. dollars for Euros at a fixed rate of $0.90 in return for lower cash interest payments over the remaining term of the swap. As a result of this exchange, the Company has become economically exposed to the impact of exchange rates on the final principal payment and, as of the date of the swap amendment, has designated the principal as a hedge of its net investment in Euro region operations. In the third quarter of 2003, the Company exchanged a variable to fixed interest rate swap that was designated as a hedge of a portion of its Swiss franc denominated debt for a forward-starting variable to fixed interest rate swap. This forward-starting interest rate swap will hedge future Swiss franc variable rate debt that will arise upon the refinancing of maturing fixed rate Swiss franc notes in 2005. Completion of the transaction allowed the Company to pay down debt and will result in lower interest costs while hedging a portion of the future interest rate risk.


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

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,                September 30,
                                                 2003          2002           2003          2002
                                                      (in thousands, except per share amounts)

Net income as reported                      $   41,314    $   35,766    $   123,799    $   105,682
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                    (2,791)       (2,357)        (8,209)        (6,775)
Pro forma net income                        $   38,523    $   33,409    $   115,590    $    98,907

Basic earnings per common share
  As reported                               $     0.52    $     0.46    $      1.57    $      1.35
  Pro forma under fair value based method   $     0.49    $     0.43    $      1.47    $      1.27

Diluted earnings per common share
  As reported                               $     0.51    $     0.45    $      1.54    $      1.32
  Pro forma under fair value based method   $     0.48    $     0.42    $      1.44    $      1.24


NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                           2003        2002         2003       2002
                                                                 (in thousands)
Net income                                             $  41,314   $  35,766    $ 123,799   $ 105,682
Other comprehensive income:
    Foreign currency translation adjustments               9,888     (11,521)      58,391      44,007
    Unrealized gain on available-for-sale securities       1,250        (678)       7,869       1,063
    Net (loss) gain on derivative financial
      instruments                                          2,514      (2,157)         967      (5,037)
Total comprehensive income                             $  54,966   $  21,410    $ 191,026   $ 145,715



   The balances included in accumulated other comprehensive gain in the consolidated balance sheets are as follows:


                                                         September 30,  December 31,
                                                             2003         2002
                                                              (in thousands)
Foreign currency translation adjustments                  $ 71,939    $ 13,548
Net loss on derivative financial
  instruments                                               (5,016)     (5,983)
Unrealized gain (loss) on available-for-sale securities      3,015      (4,854)
Minimum pension liability                                   (1,087)     (1,087)
                                                          $ 68,851    $  1,624

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                            2003               2002              2003               2002
                                                                         (in thousands, except per share amounts)
Basic EPS Computation

Numerator (Income)                                         $41,314            $35,766         $ 123,799          $ 105,682

Denominator:
  Common shares outstanding                                 78,999             78,247            78,712             78,120

Basic EPS                                                  $  0.52            $  0.46          $   1.57          $    1.35

Diluted EPS Computation

Numerator (Income)                                         $41,314            $35,766         $ 123,799          $ 105,682

Denominator:
  Common shares outstanding                                 78,999             78,247            78,712             78,120
  Incremental shares from assumed exercise
    of dilutive options                                      2,008              1,880             1,746              1,829
Total shares                                                81,007             80,127            80,458             79,949

Diluted EPS                                                $  0.51            $  0.45         $    1.54          $    1.32



   Options to purchase 53,500 and 51,000 shares of common stock that were outstanding during the quarter ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2003 and 2002 were 104,300 and 87,000, respectively.


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

   In March 2001, the Company acquired the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"). The total purchase price of this transaction was $136.5 million which was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment (including related accrued interest) associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002; a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued as current expense during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA has been approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The Company expects that the NDA applications will be approved late in 2003, and as a result, it expects to make the remaining payments totaling $16.0 million late in 2003 or 2004. These payments will be capitalized and amortized over the term of the licensing agreement.


NOTE 5 - INVENTORIES


   Inventories consist of the following:

                                                  September 30,    December 31,
                                                     2003             2002
                                                          (in thousands)

Finished goods                                    $ 142,205        $ 134,989
Work-in-process                                      43,010           39,065
Raw materials and supplies                           44,839           40,438

                                                  $ 230,054        $ 214,492


NOTE 6 - RESTRUCTURING AND OTHER COSTS


   In January 2001, the Company suffered a fire at its Maillefer facility in Switzerland. The fire caused severe damage to a building and to most of the equipment it contained. During the third quarter of 2002, the Company received insurance proceeds for settlement of the damages caused to the building. These proceeds resulted in the Company recognizing a net gain on the damaged building of approximately $0.7 million.

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

   As part of combining Austenal with the Company, $4.4 million of liabilities were established through purchase price accounting for the restructuring of the acquired company's operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. This restructuring plan included the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany, 20 of which remain to be eliminated as of September 30, 2003. The Company anticipates that most aspects of this plan will be completed by the first quarter of 2004.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at September 30, 2003 are as follows:

                                                                                                  Change
                                                                                               in Estimate
                                             Amounts                                             Recorded
                                            Recorded                                             Through
                                             Through      Amounts       Change      Amounts      Purchase        Balance
                                2002        Purchase      Applied     in Estimate   Applied     Accounting    September 30,
                              Provisions    Accounting      2002         2002         2003         2003           2003
Severance                        $  541      $ 2,927     $  (530)     $ (164)    $  (683)         $ 127         $ 2,218
Lease/contract terminations         895        1,437        (500)        120        (555)             -           1,397
Other restructuring costs            38           60         (60)        (36)          -              -               2
Fixed asset impairment charges      195            -        (195)          -           -              -               -
                                $ 1,669      $ 4,424     $(1,285)     $  (80)    $(1,238)         $ 127         $ 3,617


   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. The remaining charge of $6.3 million involves impairment charges on intangible assets. During 2002, primarily in the second quarter, the Company reversed a net total of $1.0 million as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan included the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil, 5 of which remain to be eliminated as of September 30, 2003. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. The Company anticipates that most aspects of this plan will be completed by the fourth quarter of 2003.

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

   As part of combining Friadent and Degussa Dental with the Company, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. This restructuring plan included the elimination of approximately 200 administrative and manufacturing positions in Germany, Brazil and the United States, 13 of which remain to be eliminated as of September 30, 2003. The Company anticipates that most aspects of this plan will be completed by the end of 2003 or early in 2004.

   The major components of the 2001 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at September 30, 2003 are as follows:

                                                                                   Change               Change
                                                                                  in Estimate          in Estimate
                                         Amounts                                  Recorded             Recorded
                                        Recorded                                   Through             Through
                                         Through    Amounts   Amounts   Change    Purchase    Amounts   Purchase    Balance
                               2001     Purchase    Applied   Applied  in Estimate Accounting Applied   Accounting September 30,
                             Provisions  Accounting  2001      2002      2002       2002       2003      2003        2003
Severance                     $ 5,270    $ 11,929  $ (1,850)  $(6,257)   $ (655)   $ (174)  $  (995)   $(530)      $6,738
Lease/contract terminations     1,682       1,071      (563)     (579)     (721)      203      (259)       -          834
Other restructuring costs         897       1,062         -      (552)     (759)      458      (149)    (287)         670
Fixed asset impairment
  charges                       3,634           -    (3,634)      223      (747)      524         -        -            -
Intangible asset impairment
  charges                       6,291           -    (6,291)       -         -          -         -        -            -
                              $17,774    $ 14,062  $(12,338)  $(7,165)  $(2,882)   $1,011   $(1,403)   $(817)      $8,242

   During the first six months of 2003, the Company recorded pretax charges of $9.6 million related primarily to accounting for inventory, receivables and prepaid expenses at three locations impacted by integration activities following the completion of acquisitions in 2001 and reversed to income $6.8 million of reserves primarily as a result of an independent evaluation related to its accounting practices for establishing reserves.


NOTE 7 - COMMITMENTS AND CONTINGENCIES


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. In August, the Federal District Court judge who heard the government's case issued a decision finding that the Company did not violate the antitrust laws as asserted by the Department of Justice. On October 14, 2003, the Company was notified by the Department of Justice that it has filed a notice of appeal of the decision of the District Court.

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


RESULTS OF OPERATIONS


Quarter Ended September 30, 2003 Compared To Quarter Ended September 30, 2002

Net Sales

   Net sales for the quarter ended September 30, 2003 increased $34.4 million, or 9.4%, to $400.4 million compared to $366.0 million in the prior year. Net sales, excluding precious metals, increased $29.6 million, or 9.1%, to $353.7 million compared to $324.1 million in 2002. Sales growth excluding precious metals was comprised of 3.9% internal growth, 5.1% foreign currency translation and 0.1% for net acquisitions/divestitures. The 3.9% of internal growth was comprised of 6.2% in Europe, 4.0% in the United States and 0.2% for all other regions combined. Internal growth for the dental business was 4.1% excluding precious metals.

   The internal sales growth, excluding precious metal content, was highest in Europe at 6.2%, with strong growth in endodontics, implants and other chairside consumable products. In the United States internal sales growth was 4.0% with strong sales gains in endodontic and orthodontic products offset by a softening in sales to dental laboratories and non-dental products. Net base business sales, excluding precious metal content, in all other regions increased 0.2% in the third quarter of 2003 including strong sales in Canada, Africa, and the Middle East, offset by a decline in Asia.

Gross Profit

   Gross profit was $191.2 million in the third quarter of 2003 compared to $178.9 million in the comparable period of 2002, an increase of $12.3 million, or 6.9%. Gross profit, including precious metals, represented 47.8% of net sales in the third quarter of 2003 compared to 48.9% in 2002. Gross profit, excluding precious metals, for the third quarter of 2003 represented 54.1% of net sales compared to 55.2% in 2002. These fluctuations in the gross profit percentage reflect changes in the product and geographic mix of net sales in the quarter.

Operating Expenses

   Selling, general and administrative ("SG&A") expenses increased $7.3 million, or 6.2%, to $125.9 million in the third quarter of 2003 from $118.6 million in the comparable period of 2002. The 6.2% increase in expenses was nearly all attributable to the impact of currency translation reflecting a weaker U.S. dollar in 2003. SG&A expenses increased only 0.4% in the third quarter of 2003 at constant exchange rates for both periods. As a percentage of sales, including precious metals, SG&A expenses represented 31.4% of net sales in the third quarter of 2003, down from 32.4% in the third quarter of 2002. As a percentage of sales, excluding precious metals, SG&A expenses represented 35.6% of net sales in the third quarter of 2003, down from 36.6% in the third quarter of 2002.

   The third quarter of 2002 included a restructuring gain of $0.8 million ($0.5 million, net of tax) primarily from an insurance settlement for a fire at one of DENTSPLY's European facilities. No restructuring activity was recorded during the third quarter of 2003.

Other Income and Expenses

   Net interest and other expenses were $4.2 million compared to $9.3 million in the 2002 quarter. The 2003 period includes $5.7 million of net interest expense, exchange gains of approximately $1.0 million, and net other income of approximately $0.5 million. The 2002 period includes net interest expense of $6.6 million, exchange losses of approximately $1.0 million, and net other losses of $1.7 million.

Earnings

   The effective tax rate was 32.4% in the third quarter of 2003 compared to 31.1% in the comparable period of 2002. Net income increased $5.5 million, or 15.5%, to $41.3 million in the third quarter of 2003 from $35.8 million in the comparable period of 2002. Fully diluted earnings per share were $0.51 in the third quarter of 2003, an increase of 13.3% from $0.45 in the comparable period in 2002.


Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Net Sales

   Net sales for the nine months ended September 30, 2003 increased $112.7 million, or 10.2%, to $1,214.6 million compared to $1,101.9 million in the prior year. Net sales, excluding precious metals, increased $102.3 million, or 10.6%, to $1,067.2 million compared to $964.9 million in 2002. Sales growth excluding precious metals was comprised of 4.4% internal growth, 6.3% foreign currency translation less 0.1% for net acquisitions/divestitures. The 4.4% of internal growth was comprised of 7.0% in Europe, 4.0% in the United States and 1.2% for all other regions combined. Internal growth for the dental business was 4.6% excluding precious metals.

   The internal sales growth, excluding precious metal content, was highest in Europe at 7.0%, with strong growth in endodontics, implants, and other chairside consumable products. In the United States internal sales growth was 4.0% with strong sales gains in endodontic and orthodontic products offset by a softening in sales to dental laboratories and non-dental products. The internal sales growth, excluding precious metal content, in all other regions was 1.2%, which was depressed by the SARS crisis in Asia.

Gross Profit

   Gross profit was $586.4 million in the first nine months of 2003 compared to $532.8 million in the comparable period of 2002, an increase of $53.6 million, or 10.1%. Gross profit, including precious metals, represented 48.3% of net sales in the first nine months of 2003 compared to 48.4% in 2002. Gross profit, excluding precious metal content, for the first nine months of 2003 represented 54.9% of net sales compared to 55.2% in 2002. Gross profit was affected in the first nine months of 2003 by charges of $8.7 million related primarily to adjustments for inventory, accounts receivable and prepaid expenses at three divisions that had been impacted by integration activities following the completion of acquisitions in 2001 ("Charges") and the reversal into income of $4.7 million in reserves ("Reserve Reversals").

Operating Expenses

   SG&A expenses increased $35.2 million, or 10.0%, to $388.0 million in the first nine months of 2003 from $352.8 million in the comparable period of 2002. The 10.0% increase in expenses, as reported, reflects increases for the translation impact from a weaker U.S. dollar. SG&A expenses increased 2.7% in the first nine months of 2003 at constant exchange rates for both periods. As a percentage of sales, including precious metals, SG&A expenses represented 31.9% of net sales in the first nine months of 2003 compared to 32.0% in the comparable period of 2002. As a percentage of sales, excluding precious metals, SG&A expenses represented 36.4% of net sales in the first nine months of 2002 compared to 36.6% in the comparable period of 2002.
SG&A was also affected in the first nine months of 2003 by Charges of $0.9 million and Reserve Reversals of $2.1 million.

   During the first nine months of 2002, the Company recorded restructuring and other income of $2.8 million ($1.9 million, net of tax), as certain prior period restructuring initiatives in Europe, Brazil, and North America were completed at a lower cost than initially recorded. In addition the third quarter of 2002 included a $0.7 million gain from an insurance settlement for a fire at one of DENTSPLY's European facilities. No restructuring activity was recorded during the first nine months of 2003.

Other Income and Expenses

   Net interest and other expenses were $15.0 million for the nine months ended September 30, 2003 compared to $25.0 million in the 2002 period. The 2003 period includes $17.6 million of net interest expense, exchange gains of approximately $1.5 million, and net other income of approximately $1.1 million. The 2002 period includes net interest expense of $20.9 million, exchange losses of approximately $3.4 million, and net other losses of $0.7 million.

Earnings

   The effective tax rate was 32.5% in the first nine months of 2003 compared to 33.1% in the comparable period of 2002. Net income increased $18.1 million, or 17.1%, to $123.8 million in the first nine months of 2003 from $105.7 million in the comparable period of 2002. Earnings for the 2003 period also benefited from the positive impact of currency translation. Fully diluted earnings per share were $1.54 in the first nine months of 2003, an increase of 16.7% from $1.32 in the comparable period in 2002.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2002 Annual Report on Form 10-K filed March 28, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2003

   Cash flows from operating activities during the nine months ended September 30, 2003 were $166.8 million compared to $101.1 million during the nine months ended September 30, 2002. The increase of $65.7 million results primarily from increased earnings and more favorable working capital changes versus the prior year specifically with respect to inventories, accounts payable and income taxes.

   Investing activities, for the period ended September 30, 2003, include capital expenditures of $55.5 million. The Company expects capital expenditures for 2003 to be approximately $75 million to $80 million, and may be slightly higher due to accelerated expenditures related to the pharmaceutical manufacturing facility in Chicago, IL. Net acquisition activity for the nine months ended September 30, 2003 was $8.0 million which relates to the purchase of one of the Company's suppliers, additional investments in non-wholly owned subsidiaries and a payment related to the Oraqix agreement. During late 2003 or early 2004, the Company expects to make the remaining payments totaling $16 million related to the Oraqix agreement and may be required to make a payment of up to 10 million Euros plus related interest costs for the final consideration related to the Degussa Dental purchase if an unfavorable ruling is received in arbitration (see Note 4 to the condensed consolidated financial statements). In addition, during the fourth quarter, the Company has received $23.5 million in proceeds from its common stock and warrant holdings in PracticeWorks as a result of the Kodak acquisition. As a result of this transaction, the Company expects to recognize a one-time pretax gain of approximately $5.8 million in the fourth quarter of 2003.

   The Company's long-term debt increased by $13.6 million during the nine months ended September 30, 2003 to $783.4 million. This net change included an increase of $82.2 million due to exchange rate fluctuations on non-U.S. dollar denominated debt and changes in interest rate swaps related to this debt (see Note 1 to the condensed consolidated financial statements). Excluding the exchange rate and interest rate swap changes, and a reclassification to short-term debt of $18.6 million, long-term debt was reduced by $50.0 million during the first nine months of 2003. During the period ended September 30, 2003, the Company's ratio of long-term debt to total capitalization decreased to 43.1% compared to 47.9% at December 31, 2002.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2004 ("the 364 day facility"). The 364-day facility terminates in May 2004, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility in the aggregate is $250 million and no debt was outstanding under these facilities at September 30, 2003.

   The Company also has access to $84.0 million in uncommitted short-term financing under lines of credit from various financial institutions. Substantially all of these lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   In total, the Company had unused lines of credit of $471.0 million at September 30, 2003. Access to most of these available lines of credit is contingent upon the Company being in compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2003, the Company was in compliance with these covenants.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2002 Annual Report on Form 10-K filed March 28, 2003. In the fourth quarter of 2003, the Company has approximately $18.6 million of Japanese yen denominated borrowings which will mature. The Company expects to retire this debt upon maturity.

   The Company's cash increased $65.3 million during the nine months ended September 30, 2003 to $91.0 million. The Company has accumulated cash rather than reduce its debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements. The Company anticipates that cash will continue to build throughout the remainder of 2003.

   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


NEW ACCOUNTING STANDARDS

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interests in entities created after January 31, 2003. For all variable interests in entities created before February 1, 2003, FIN 46 is effective in the first reporting period ending after December 15, 2003, as deferred by FASB Staff Position ("FSP") 46-e, "Effective Date of Interpretation 46 ("FIN 46"), for Certain Interests Held by a Public Entity". The Company is currently evaluating the impact of this interpretation on its financial statements.

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

      (b)  Change in Internal Control over Financial Reporting

      No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has initiated and completed an independent evaluation of its accounting practices for establishing reserves. As a result of this evaluation, the Company revised certain procedures for identifying and estimating reserves to improve the accuracy of its accounting for loss contingencies.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. Three follow on private class action suits on behalf of dentists, laboratories and denture patients in seventeen states, respectively, who purchased Trubyte teeth or products containing Trubyte teeth, were filed and transferred to the U.S. District Court in Wilmington, Delaware. The class action filed on behalf of the dentists has been dismissed by the plaintiffs. The private party suits seek damages in an unspecified amount. The Court has granted the Company's motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. Four private party class actions on behalf of indirect purchasers were filed in California state court. These cases are based on allegations similar to those in the Department of Justice case. In response to the Company's motion, these cases have been consolidated in one Judicial District in Los Angeles. A similar private party action has been filed in Florida. In August, the Federal District Court judge who heard the government's case issued a decision finding that the Company did not violate the antitrust laws as asserted by the Department of Justice. On October 14, 2003, the Company was notified by the Department of Justice that it has filed a notice of appeal of the decision of the District Court.


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b)   Reports on Form 8-K

    On September 3, 2003, the Company filed a Form 8-K, under item 5. The Company disclosed that the Department of Justice had sixty (60) days to appeal the District Court Judge's decision in the Department's antitrust case against the Company's artificial tooth distribution practices rather than thirty (30) days as disclosed in its second quarter 2003 Form 10-Q.

    On October 14, 2003, the Company filed a Form 8-K, under item 5. The Company disclosed that the Department of Justice had filed a notice of appeal from the decision of the District Court Judge in the Department's antitrust case against the Company's artificial tooth distribution practices.

    On October 21, 2003, the Company filed a Form 8-K, under item 12, furnishing the press release issued on that date regarding its third quarter 2003 sales and earnings.

    On October 27, 2003, the Company filed a Form 8-K, under item 12, furnishing a transcript of its October 22, 2003 conference call regarding the Company's discussion of its third quarter 2003 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 10, 2003     /s/ John C. Miles II
Date                      John C. Miles II
                          Chairman and
                          Chief Executive Officer



November 10, 2003     /s/ Bret W. Wise
Date                      Bret W. Wise
                          Senior Vice President and
                          Chief Financial Officer