Form 10-K
period 2003-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2004-03-15
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT
  TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [ X ]ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2003

                                OR

      [   ]TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE                   ACT OF 1934
           For the transition period from __________ to ___________

                  Commission file number 0-16211

                    DENTSPLY International Inc.
      (Exact name of registrant as specified in its charter)

                      Delaware               39-143466
          (State or other jurisdiction of   (IRS Employer
       incorporation or organization)       Identification No.)

    221 West Philadelphia Street, York, Pennsylvania   17405-0872
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



      The number of shares of the registrant's Common Stock outstanding as of the close of business on March 1, 2004 was 80,239,253.

                DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

History and Overview

   DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, was created by a merger of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation in 1993. Old Dentsply, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment, and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. On December 11, 2003, the Company entered into a definitive agreement to sell the x-ray equipment business of the prior GENDEX Corporation to Danaher Corporation for $102.5 million which was completed on February 27, 2004. Reference is made to the information about discontinued operations set forth in Note 6 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   DENTSPLY   is   the   world's   largest   designer,   developer,
manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

   The Company operates within five operating segments all of which are primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) Dental consumables, 2) Dental laboratory products, and 3) Specialty dental products. Sales of the Company's dental products accounted for approximately 98% of DENTSPLY's consolidated sales for the year ended December 31, 2003. The remaining 2% of consolidated sales is primarily related to materials sold to the investment casting industry.

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

   For 2003, 2002, and 2001, the Company's sales to customers outside the United States, including export sales, accounted for approximately 58%, 56% and 39%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin and assets set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. Reference is made to the information regarding foreign exchange risk management activities set forth in Quantitative and Qualitative Disclosure About Market Risk under Item 7A and Note 17 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   DENTSPLY believes that the dental products industry is experiencing substantial consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating numerous acquisition opportunities. As a result, during the past three years, the Company has made numerous acquisitions including three significant acquisitions made during 2001. In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent"), a global dental implant manufacturer and marketer previously headquartered in Mannheim, Germany. In March 2001, the Company acquired the dental injectible anaesthetic assets of AstraZeneca ("AZ Assets"). The assets acquired in the business consisted primarily of an exclusive, perpetual, royalty-free licensing rights to the dental products and tradenames. In addition, certain limited equipment was acquired, but no production facilities were acquired as part of the transaction. In October 2001, the Company acquired the Degussa Dental Group ("Degussa Dental"), a manufacturer and seller of dental products, including precious metal alloys, ceramics, dental laboratory equipment and chairside products previously headquartered in Hanau, Germany. Information about these acquisitions and other acquisition and divestiture activities is set forth in Note 3 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Shareholders and is incorporated herein by reference. These acquisitions are intended to supplement DENTSPLY's core growth and assure ongoing expansion of its business. In addition, acquisitions have provided DENTSPLY with new technologies and additional product breadth.

   Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 10% of the outstanding common stock of DENTSPLY, which may discourage a third party from attempting to acquire control of DENTSPLY in a transaction that is opposed by DENTSPLY's management and employees.

Principal Products

     The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumables, dental laboratory products and dental specialty products. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS(R), AQUASIL(TM), CAULK(R), CAVITRON(R), CERAMCO(R), CERCON(R), CITANEST(R), DELTON(R), DENTSPLY(R), DETREY(R), ELEPHANT(R), ESTHET.X(R), FRIALIT(R), GAC ORTHOWORKS(TM), GOLDEN GATE(R), IN-OVATION(TM), MAILLEFER(R), MIDWEST(R), MYSTIQUE(TM), NUPRO(R), PEPGEN P-15(TM), POLOCAINE(R), PROFILE(R), PROTAPER(TM), RINN(R), R&R(R), SANI-TIP(R), THERMAFIL(R), TRUBYTE(R) and XYLOCAINE(R).

Dental Consumables. Consumable products consist of dental sundries used in dental offices in the treatment of patient and small equipment used by the dental professional. DENTSPLY's products in this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners, and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers. Sales of general dental consumables accounted for approximately 35% of the Company's consolidated sales for the year ended December 31, 2003.

Dental  Laboratory  Products.   Laboratory  products  are  used  in
dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Small equipment in this category includes computer aided machining (CAM) ceramics systems and porcelain furnaces. Sales of dental laboratory products accounted for approximately 33% of the Company's consolidated sales for the year ended December 31, 2003.

Dental Specialty Products. Specialty dental products are used for specific purposes within the dental office and laboratory settings. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, implants, and orthodontic appliances and accessories. Sales of specialty products accounted for approximately 30% of the Company's consolidated sales for the year ended December 31, 2003.


Markets, Sales and Distribution

   DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. No single customer accounted for more than ten percent of consolidated net sales in 2003.

   Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in
Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   Although much of its sales are made to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through" marketing approach, DENTSPLY employs approximately 1,700 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its Educational Centers located throughout the world in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field.

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

   In the People's Republic of China, India, Eastern Europe, the countries of the former Soviet Union, and other developing countries, dental ailments are treated primarily through tooth extraction and denture replacement. These procedures require basic surgical instruments, artificial teeth for dentures and bridgework.

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

o     Increasing worldwide population.

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

Product Development

   Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing  market  share in  product  categories  where  gains are
possible.   While   many  of   DENTSPLY's   innovations   represent
sequential improvements of existing products, the Company also continues to successfully launch products that represent fundamental change. Its research centers throughout the world employ approximately 400 scientists, Ph.D.'s, engineers and technicians dedicated to research and product development. Approximately $43.3 million, $39.9 million, and $27.3 million, respectively, was internally invested by the Company in connection with the development of new products and in the improvement of existing products in the years ended 2003, 2002, and 2001, respectively. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment will not be introduced that could obsolete the Company's products.


Operating and Technical Expertise

   DENTSPLY believes that its manufacturing capabilities are important to its success. The manufacture of the Company's products requires substantial and varied technical expertise.
Complex  materials   technology  and  processes  are  necessary  to
manufacture the Company's products.The Company continues to automate its global manufacturing operations in order to remain a low cost producer.

    DENTSPLY has completed or has in progress a number of key initiatives around the world that are focused on helping the Company improve its operating margins.


o The Company is constructing a major dental anesthetic filling plant outside Chicago. The Company believes that the plant will become operational late in 2004, following the FDA validation of manufacturing practices, at which time it will begin to supply products to certain international markets. This initiative is very important to the Company since the assets acquired from AstraZeneca did not include production facilities. The company has a contract with AstraZeneca to produce the company's requirements at their facilities on a contract manufacturing basis pending the completion of the Company's manufacturing facility in Chicago, Illinois. The contract with AstraZeneca has recently been renegotiated and extended to March 2005, with further extensions available to the Company with six months advance notice. Based on the current contract manufacturing arrangement in place, the Company believes that it has sufficient sources of supply and contractual flexibility to ensure a continued source of supply until the facilities in Chicago are completed.

o A Corporate Purchasing office has been established to leverage the buying power of Dentsply around the world and reduce our product costs through lower prices and reduced related overhead.

o The Company has centralized its warehousing and distribution in North America and Europe. While the initial gains from this strategy have been realized, ongoing efforts are in place to maximize additional opportunities that can be gained through improving our functional expertise in supply chain management.
   In an effort to improve customer service levels and reduce costs, the Company is currently in the process of relocating its European warehouse form Nijmegen, The Netherlands to Radolfzell, Germany. This relocation is expected to be complete by the first quarter of 2004.

o A Corporate Quality group is focused on improving manufacturing and distribution processes throughout the Company with a goal to eliminate non-value added activities, improving product quality and expanding product margins.

o DENTSPLY has seen significant gains from the formation of a North American Shared Services group. The Company is evaluating the possible efficiency opportunities related to consolidating accounting and finance processes within Europe.

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

Financing

   DENTSPLY's long-term debt at December 31, 2003 was $790.2 million and the ratio of long-term debt to total capitalization was 41.3%. This capitalization ratio is down from 54.3% at December 31, 2001, the quarter in which the Degussa Dental acquisition was completed. DENTSPLY may incur additional debt in the future, including the funding of additional acquisitions and capital expenditures. DENTSPLY's ability to make payments on its indebtedness, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors that are beyond its control. Although the Management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt and operate its business.

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

   The Company has $21.1 million of long-term debt coming due in the next year. Additional information about DENTSPLY's working capital, liquidity and capital resources provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.


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

   The worldwide market for dental supplies is highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company's products obsolete or noncompetitive.

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

Employees

   As of December 31, 2003, the Company and its subsidiaries employed approximately 7,600 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2008. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2006. In addition, approximately 30% of DeguDent, a German subsidiary, are represented by labor unions. The Company believes that its relationship with its employees is good.

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

Securities and Exchange Act Reports

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

Item 2.  Properties

      The following is a current list of DENTSPLY's principal manufacturing locations:

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

 Johnson City, Tennessee             Manufacture and distribution of endodontic                             Leased
                                     instruments and materials

 Foreign:

 Catanduva, Brazil                   Manufacture and distribution of consumable                             Owned
                                     dental products

 Petropolis, Brazil                  Manufacture and distribution of artificial teeth                       Owned
                                     and consumable dental products

                                                                                                           Leased
             Location                                         Function                                    or Owned

 Bonsucesso, Brazil                  Manufacture and distribution of dental                                 Owned
                                     anesthetics

 Tianjin, China                      Manufacture and distribution of dental products                        Leased

 Plymouth, England                   Manufacture of dental hand instruments                                 Leased

 Ivry Sur-Seine, France              Manufacture and distribution of investment                             Leased
                                     casting products

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related  products.  On January 5, 1999 the  Department of
Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties are proceeding under the briefing schedule issued by the Third Circuit.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have filed a petition with the Third Circuit to hear an interlocutory appeal of this decision. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In September 2003, the Plaintiff filed a Motion for class certification, which the Company opposed. Oral arguments were held in December 2003, and in January, 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of Advance(R), to repair or reperform dental procedures. The Company has filed a Writ of Mandate in the appellate court seeking reversal of the class certification. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers of the Registrant

   The following table sets forth certain information regarding the executive officers of the Company as of February 28, 2004.


Name                 Age                  Position

Gerald K. Kunkle Jr.      57              Vice Chairman of the
                                          Board and Chief Executive Officer
Thomas L. Whiting         61              President    and    Chief
                                          Operating Officer
Christopher T. Clark      42              Senior Vice President
William R. Jellison       46              Senior Vice President
Rudolf Lehner             46              Senior Vice President
James G. Mosch            46              Senior Vice President
J. Henrik Roos            46              Senior Vice President
Bret W. Wise              43              Senior Vice President
                                          and Chief Financial Officer
Brian M. Addison          49              Vice President,
                                          Secretary and General Counsel

   Gerald K. Kunkle Jr. was named Vice Chairman of the Board and Chief Executive Officer of the Company effective January 1, 2004. Prior thereto, Mr. Kunkle served as President and Chief Operating Officer since January, 1997. Prior to joining DENTSPLY, Mr. Kunkle served as President of Johnson and Johnson's Vistakon Division, a manufacturer and marketer of contact lenses, from January 1994 and, from early 1992 until January 1994, was President of Johnson and Johnson Orthopaedics, Inc., a manufacturer of orthopaedic implants, fracture management products and trauma devices.

   Thomas L. Whiting was named President and Chief Operating Officer of the Company effective January 1, 2004. Prior thereto, Mr. Whiting was appointed Executive Vice President since
November, 2002.Prior to this appointment, Mr. Whiting served as Senior Vice President since early 1995. Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Operating unit from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parke-Davis Company.

    Christopher T. Clark was named Senior Vice President effective November 1, 2002 and oversees the following areas: North American Group Marketing and Administration; Alliance and Government
Sales; and the Ransom and Randolph, DENTSPLY Sankin, L.D. Caulk, and DeDent operating units. Prior to this appointment, Mr. Clark served as Vice President and General Manager of the Gendex operating unit since June 1999. Prior to that time, he served as Vice President and General Manager of the Trubyte operating unit since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Trubyte Operating Unit since September 1992 when he started with the Company.

   William R. Jellison was named Senior Vice President effective November 1, 2002 and oversees the following operating units:
DENTSPLY Asia, DENTSPLY Professional, Maillefer, Dentsply Endodontics, including Tulsa Dental Products and Vereinigte Dentalwerke ("VDW"). Prior to this appointment, Mr. Jellison served as Senior Vice President and Chief Financial Officer of the Company since April 1998. Prior to that time, Mr. Jellison held various financial management positions including Vice
President  of  Finance,  Treasurer  and  Corporate  Controller  for
Donnelly Corporation of Holland, Michigan since 1980. Mr. Jellison is a Certified Management Accountant.

   Rudolf  Lehner  was  named  Senior  Vice   President   effective
December  12, 2001 and  oversees  the  following  operating  units:
Degussa Dental Germany, Degussa Dental Austria, Elephant Dental, DENTSPLY France, DENTSPLY Italy, DENTSPLY Russia, DENTSPLY United Kingdom, and Middle East/Africa. Prior to that time, Mr Lehner was Chief Operating Officer of Degussa Dental since mid-2000. From 1999 to mid 2000, he had the overall responsibilities for Sales & Marketing at Degussa Dental. From 1994 to 1999, Mr. Lehner held the position of Chief Executive Officer of Elephant Dental. From 1990 to 1994, he had overall responsibility for international activities at Degussa Dental. Prior to that, Mr Lehner held various positions at Degussa Dental and its parent, Degussa AG, since starting in 1984.

   James  G.  Mosch  was  named  Senior  Vice  President  effective
November  1,  2002 and  oversees  the  following  operating  units:
DENTSPLY Pharmaceutical, DENTSPLY Australia, DENTSPLY Brazil, DENTSPLY Canada, DENTSPLY Latin America and DENTSPLY Mexico.. Prior to this appointment, Mr. Mosch served as Vice President and General Manager of the DENTSPLY Professional operating unit since July 1994 when he started with the Company.

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

   Bret W. Wise was named Senior Vice President and Chief Financial Officer of the Company effective December 1, 2002. In this position, he is also responsible for Business Development, Accounting, Treasury, Tax, Information Technology, Internal Audit and the Rinn operating unit. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporate in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

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


                              PART II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

   The information set forth under the caption "Supplemental Stock Information" is filed as part of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

   The information set forth under the caption "Selected Financial Data" is filed as part of this Annual Report on Form 10-K.

Item  7.  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations

   The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is filed as part of this Annual Report on Form 10-K.

Item 7A.  Quantitative  and  Qualitative  Disclosure  About Market
Risk

   The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" is filed as part of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

   The information set forth under the captions "Management's Financial Responsibility," "Report of Independent Accountants," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" is filed as part of this Annual Report on Form 10-K.

Item  9.  Changes  in  and  Disagreements   with  Accountants  on
Accounting and Financial Disclosure

   Not applicable.

Item 9A.  Controls and Procedures


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

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement is incorporated herein by reference.

Code of Ethics

   The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and all of the Company's employees. This Code of Business Conduct and Ethics is provided as Exhibit 99.1 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

   The   information   set  forth  under  the  caption   "Executive
Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

   The following table provides information at December 31, 2003 regarding compensation plans and arrangements under which equity securities of DENTSPLY are authorized for issuance.


                                                                                                     Number of
                                            Number of securities        Weighted average        securities remaining
                                             to be issued upon           exercise price       available for future issuance
                                                exercise of              of outstanding       under equity compensation
                                            outstanding options,       options, warrants      plans (excluding securities
Plan category                               warrants and rights            and rights         reflected in column (a))
                                                    (a)                       (b)                       (c)

Equity compensation plans approved
  by security holders (1)                          8,132,457                  28.42                    6,116,264 (2)

Equity compensation plans not approved
  by security holders (3)                             45,000                  14.83                       n/a

Other equity compensation plans not approved
  by security holders (4)                             99,555                    n/a                       n/a

Total                                              8,277,012


(1) Consists of the DENTSPLY International Inc. 1993 Stock Option Plan, 1998 Stock Option Plan and 2002 Stock Option Plan.

(2) The maximum number of shares available for issuance under the 2002 Stock Option Plan is 7,000,000 shares of common stock (plus any shares of common stock covered by any unexercised portion of canceled or terminated stock options granted under the 1993 Stock Option Plan or 1998 Stock Option Plan) (the "Maximum Number"). The Maximum Number (which includes shares already granted as options under the plan) may be increased on January 1 of each calendar year during the term of the 2002 Stock Option Plan to equal 7% of the outstanding shares of common stock on such date, prior to such increase if greater than 7,000,000.

(3)   Consists of the Burton C. Borgelt  Nonstatutory  Stock Option
      Agreement granted on January 13, 1994. These options were fully exercised in January 2004..

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

Supplemental Executive Retirement Plan

   Effective January 1, 1999, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (the "Plan"). The purpose of the Plan is to provide additional retirement benefits for a limited group of management employees whom the Board concluded were not receiving competitive retirement benefits. No actual benefits are put aside for participants and the participants are general creditors of the Company for payment of the benefits upon retirement or termination from the Company. Participants can elect to have these benefits administered as a cash with interest or stock unit account. Upon retirement/termination, the participant is paid the benefits in their account based on an earlier election to have their accounts distributed immediately or in annual installments for up to five (5) years.


Item 13.  Certain Relationships and Related Transactions

   No relationships or transactions are required to be reported.


Item 14.  Principal Accountant Fees and Services

   The information set forth under the caption "Relationship with Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

                              PART IV

Item 15. Exhibits,  Financial  Statement  Schedules and Reports on
Form 8-K

(a)   Documents filed as part of this Report

      1    Financial Statements

      The  following   consolidated  financial  statements  of  the
      Company are filed as part of this Annual Report on Form 10-K:

      Report of Independent Auditors
      Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001
      Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001
      Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001
      Notes to Consolidated Financial Statements

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

Exhibit
Number                          Description
3.1       Restated Certificate of Incorporation (17)
3.2       By-Laws, as amended (16)
4.1. (a)  United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12,1999 between the Company and the Chase Manhattan Bank. (13)
     (b)  United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith
          Barney Inc. (18)
     (c)  United States Commercial Paper Dealer Agreement dated as of April 30, 2002 between the Company and Credit Suisse
          First Boston Corporation. (18)
     (d)  Euro Commercial Paper Note Agreement dated as of July 18, 2002 between the Company and Citibank International plc. (18)
     (e)  Euro Commercial Paper Dealer Agreement dated as of July 18, 2002  between the Company and Citibank International plc and Credit Suisse First Boston (Europe) Limited. (18)
4.2  (a)  Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the Company and
          Prudential Insurance Company of America. (14)
     (b)  First Amendment to Note Agreement dated September 1, 2001 between the Company and Prudential Insurance Company of
          America. (16)
4.3  (a)  5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union
          National Bank and Harris Trust and Savings Bank as Documentation Agents. (16)
     (b)  364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and
          First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (16)
     (c)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (18)
     (d)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (18)
     (e)  Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (18)
     (f)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (18)
     (g)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 24, 2002 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents. (18)
     (h)  Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 23, 2003 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative
          Agent, and First Union National Bank and Harris Trust and Savings Bank as Documentation Agents.

4.4       Private placement note dated December 28, 2001 between the Company and Massachusetts Mutual Life Insurance Company
          and Nationwide Life Insurance Company. (16)
4.5  (a)  Eurobonds Agency Agreement dated December 13, 2001 between the Company and Citibank, N.A. (16)
     (b)  Eurobond Subscription Agreement dated December 11, 2001 between the Company and Credit Suisse First Boston (Europe)
          Limited, UBS AG, ABN AMRO Bank N.V., First Union Securities, Inc.; and Tokyo-Mitsubishi International plc
          (the Managers). (16)
     (c)  Pages 4 through 16 of the Company's Eurobond Offering Circular dated December 11, 2001. (16)
10.1      1993 Stock Option Plan (2)
10.2      1998 Stock Option Plan (1)
10.3      2002 Stock Option Plan (17)
10.4      Nonstatutory Stock Option Agreement between the Company and Burton C. Borgelt (3)
10.5 (a)  Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (14)
     (b)  Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe
          Price Trust Company dated as of November 1, 2000. (14)
10.6      Written Description of the Chairman's Agreement between the Company and John C. Miles II
10.7      Employment Agreement dated January 1, 1996 between the Company and W. William Weston (9)*
10.8      Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (9)*
10.9      Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr. (10)*
10.10     Employment Agreement dated April 20, 1998 between the Company and William R. Jellison  (12)*
10.11     Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (12)*
10.12     Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (13)*
10.13     Employment Agreement dated October 1, 2001 between the Company and Rudolf Lehner (16)*
10.14     Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark (18)*
10.15     Employment Agreement dated November 1, 2002 between the Company and James G. Mosch (18)*
10.16     Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise (18)*
10.17     DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997 (10)*
10.18     Supplemental Executive Retirement Plan effective January 1, 1999 (12)*
10.19     Written Description of Year 2003 Incentive Compensation Plan.
10.20(a)  AZLAD Products Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A.
          (a subsidiary of the Company). (14)
     (b)  AZLAD Products Manufacturing Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments
          Holdings, S.A. (14)
     (c)  AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings,
          S.A. (14)
     (d)  AZLAD Products Manufacturing Agreement, effective March 1, 2004 between AstraZeneca AB and Maillefer Instruments
          Holdings, S.A.
10.21     Sale and Purchase Agreement of Gendex Equipment Business between the Company and Danaher Corporation Dated
          December 11, 2003.
10.22(a)  Precious metal inventory Purchase and Sale Agreement dated November 30, 2001 between Fleet Precious Metal Inc.
          and the Company. (16)
     (b)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company. (16)
     (c)  Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious
          Metals Inc. and the Company. (16)
21.1      Subsidiaries of the Company
23.1      Consent of Independent Auditors - PricewaterhouseCoopers LLP


31        Section 302 Certification Statements
32        Section 906 Certification Statement
99.1      DENTSPLY International Inc. Code of Business Conduct and Ethics



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

(17)  Incorporated   by  reference  to  exhibit   included  in  the
      Company's   Registration   Statement   on   Form   S-8   (No.
      333-101548).

(18)  Incorporated   by  reference  to  exhibit   included  in  the
      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

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


(b)   Reports on Form 8-K

      On January 28, 2004, the Company filed a Form 8-K, under
      item 12, furnishing the press release issued on January 27, 2004 regarding its fourth quarter 2003 sales and earnings.

      On February 3, 2004, the Company filed a Form 8-K, under
      item 12, furnishing a transcript of its January 28, 2004, conference call regarding the Company's discussion of its fourth quarter 2003 sales and earnings.

      On March 1, 2004, the Company filed a Form 8-K, under item 5, furnishing a summary of the Company's quarterly results of operations for the fiscal years 2003 and 2002, related to its continuing and discontinued operations.

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003


                                                               Additions
                                                    -----------------------------
                                                         Charged
                                        Balance at      (Credited)     Charged to        Write-offs                 Balance
                                        Beginning       To Costs        Other              Net of    Translation    at End
Description                             of Period     And Expenses     Accounts          Recoveries   Adjustment   of Period
                                                                          (in thousands)
Allowance for doubtful accounts:

For Year Ended December 31,
                                  2001     $ 6,360         $ 2,844      $ 5,289  (a)       $(1,638)      $ (253)   $ 12,602
                                  2002      12,602           2,904        3,560  (b)        (1,987)       1,413      18,492
                                  2003      18,492             569          (29)            (4,771)       2,041      16,302

Allowance for trade discounts:

For Year Ended December 31,
                                  2001       1,629             555            -             (1,194)         (77)        913
                                  2002         913             988            -               (871)          61       1,091
                                  2003       1,091           1,494           19             (1,681)         139       1,062

Inventory valuation reserves:

For Year Ended December 31,
                                  2001      14,942           4,369        8,409  (c)        (2,996)        (365)     24,359
                                  2002      24,359           4,855        4,671  (d)        (5,581)       2,366      30,670
                                  2003      30,670           2,845          (22)            (3,418)       3,037      33,112


Deferred tax asset valuation allowance:

For Year Ended December 31,
                                  2001       2,353             909           -                (215)        (183)      2,864
                                  2002       2,864           3,431           -              (1,129)         176       5,342
                                  2003       5,342           5,764           -              (2,596)       1,139       9,649
------------------


(a) Includes $389 from acquisition of Friadent and $4,900 from acquisition of Degussa Dental.
(b) Includes $797 from acquisition of Austenal and $2,763 related to the acquisition of Degussa Dental.
(c) Includes $1,580 from acquisition of Friadent and $6,829 from acquisition of Degussa Dental.
(d) Includes $588 from acquisition of Austenal and $4,083 related to the acquisition of Degussa Dental.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                                                           Year ended December 31,

                                                   2003           2002           2001           2000           1999
                                                           (dollars in thousands, except per share amounts)
Statement of Income Data:
  Net sales                                     $ 1,570,925    $ 1,417,600    $ 1,045,275       $ 810,409      $ 763,093
  Net sales without precious metal content        1,365,890      1,230,511        994,630         810,409        763,093
  Gross profit                                      773,201        704,411        542,838         438,728        406,933
  Restructuring and other costs (income)              3,700         (2,732)         5,073             (56)             -
  Operating income                                  267,983        249,452        170,209         155,571        143,099
  Income before income taxes                        251,196        214,090        179,522         146,907        134,216

  Net income from continuing operations (1)       $ 169,853      $ 143,641      $ 117,714        $ 97,822       $ 87,586
  Net income from discontinued operations             4,330          4,311          3,782           3,194          2,277
  Total net income (1)                            $ 174,183      $ 147,952      $ 121,496       $ 101,016       $ 89,863

Earnings per common share - basic:
  Continuing operations (1)                          $ 2.16         $ 1.84         $ 1.51          $ 1.26         $ 1.11
  Discontinued operations                              0.05           0.05           0.05            0.04           0.03
Total earnings per common share - basic (1)          $ 2.21         $ 1.89         $ 1.56          $ 1.30         $ 1.14

Earnings per common share - diluted
  Continuing operations (1)                          $ 2.11         $ 1.80         $ 1.49          $ 1.25         $ 1.10
  Discontinued operations                              0.05           0.05           0.05            0.04           0.03
Total earnings per common share - diluted (1)        $ 2.16         $ 1.85         $ 1.54          $ 1.29         $ 1.13

  Cash dividends declared per
    common share                                  $ 0.19700      $ 0.18400      $ 0.18333       $ 0.17083      $ 0.15417

Weighted Average Common Shares Outstanding:
  Basic                                              78,823         78,180         77,671          77,785         79,131
  Diluted                                            80,647         79,994         78,975          78,560         79,367

Balance Sheet Data:
  Cash and cash equivalents                       $ 163,755       $ 25,652       $ 33,710        $ 15,433       $ 11,418
  Total assets                                    2,445,587      2,087,033      1,798,151         866,615        863,730
  Total debt                                        812,175        774,373        731,158         110,294        165,467
  Stockholders' equity                            1,122,069        835,928        609,519         520,370        468,872
  Return on average stockholders' equity              17.8%          20.5%          21.5%           20.4%          20.4%
  Long-term debt to total capitalization              41.3%          47.9%          54.3%           17.4%          23.7%

Other Data:
  Depreciation and amortization                    $ 45,661       $ 41,352       $ 51,512        $ 39,170       $ 37,479
  Capital expenditures                               76,583         55,476         47,529          26,885         31,944
  Property, plant and equipment, net                376,211        313,178        240,890         181,341        180,536
  Goodwill and other intangibles, net             1,209,739      1,134,506      1,012,160         344,753        349,421
  Interest expense, net                              24,205         27,389         18,256           6,735         12,247
  Cash flows from operating activities              257,992        172,983        211,068         145,622        125,622
  Inventory days                                         93            100             93             114            122
  Receivable days                                        50             49             46              52             52
  Income tax rate                                     32.4%          32.9%          34.4%           33.4%          34.7%


(1) In the first and second quarters of 2003, the Company recorded pre-tax charges of $4.1 million and $5.5 million, respectively, related primarily to adjustments to inventory, accounts receivable and prepaid expense accounts at one division in the United States and two international subsidiaries. Of the $9.6 million in total pre-tax charges, $2.4 million were determined to be properly recorded as changes in estimates, $0.4 million were determined to be errors between the first and second quarters of 2003, and the remaining $6.8 million ($4.6 million after-tax) were determined to errors relating to prior periods. In addition, the Company determined that $4.8 million of reserves reversed in 2003 and $4.1 million of reserves reversed in 2001 and 2002 should have been reversed in earlier periods or had been erroneously established. In the aggregate, had the charge and reserve errors been recorded in the proper period, reported net income would have increased by $0.8 million ($0.1 per basic and diluted share) in 2000, increased by $1.2 million ($0.02 per basic and diluted share) in 2001, and decreased by $3.4 million ($0.04 per basic and diluted share) in 2002. The effect of recording the Charge Errors and Reserve Errors in 2003 reduced net income by $1.3 million ($0.02 per basic and diluted share). Following a quantitative and qualitative assessment of materiality, Company concluded that the charges and reserve errors were not material to the results of operations and financial position of the Company for the years ended December 31, 2000, 2001, 2002 and 2003 and accordingly, the prior period financial statements have not been restated. See Note 19 to the consolidated financial statements for additional information related to this matter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   Certain statements made by the Company, including without limitation, statements in the Overview section below and other statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item I, Part I of this Annual Report on Form 10-K.


OVERVIEW

   Dentsply International Inc. is the world's largest manufacturer of professional dental products . The Company is headquartered in the United States, and operates in more than 120 other countries, principally through its foreign subsidiaries. While the United States and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide. In 2003, sales to customers outside the United States represented 58% of the Company's net sales.

   There are several important aspects of its business which the Company has commented on in the past. These include: (1) internal growth in the United States, Europe and the Pacific Rim;
(2) the development and introduction of innovative new products;
(3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. We define "internal growth" as the increase in our net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that we have acquired or divested.

   In 2003, overall economic conditions resulted in a slowing of the Company's internal growth rate in the United States, the largest dental market in the world. Our internal growth rate in the United States slowed to 3.3% in 2003, down from rates of 9.0% and 7.2% experienced in 2002 and 2001, respectively. Management expects that economic conditions will improve in the United States in 2004 and thus anticipates that our internal growth rate will accelerate as economic conditions improve. In contrast to the United States, the rate of internal growth in Europe in 2003 improved to 8.6%, compared to 6.6% and 5.0% in 2002 and 2001, respectively. Management believes that this growth rate resulted from strong market acceptance in Europe of our product portfolio and our improved market presence stemming from the acquisitions we completed throughout 2001. Management anticipates continued strong growth in Europe in 2004. Japan represents the third largest dental market in the world behind the United States and Europe. Japan's dental market growth closely parallels its economic growth. The Company views the Japanese market as an important growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market
share.   In 2002 and early 2003, the growth rate in the dental
markets in Asia was among the highest in the world.   The SARs
crisis experienced in 2003 caused substantial disruption in the dental markets in several key Asian countries. Trends in late 2003 and early 2004 show a recovery in Asian dental market conditions, but it is not yet clear whether this improvement is sustainable. Although Asia, excluding Japan, represented only 3.3% of the Company's sales in 2003, management believes that the Asian markets represent a long-term growth opportunity for the industry and the Company.

   Product innovation is an important element of the Company's growth strategy. Management plans include an acceleration of investment in research and development of approximately 20% in 2004 to support new and innovative products and technology. Management believes that the Company's strategy of being a lead innovator in the industry is an important element to the long-term success of the Company.

   Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

   The Company also remains focused on reducing costs and improving competitiveness. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, regulatory oversight and compliance and financial reporting in the United States.



FACTORS IMPACTING COMPARABILITY BETWEEN YEARS

Acquisitions

   In January 2002, the Company acquired the partial denture business of Austenal Inc. ("Austenal"), and in 2001 the Company made three significant acquisitions. In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent"), a global dental implant manufacturer and marketer. In March 2001, the Company acquired the dental injectible anaesthetic assets of AstraZeneca ("AZ Assets"). In October 2001, the Company acquired the Degussa Dental Group ("Degussa Dental"), a manufacturer and seller of dental products, including precious metal alloys, ceramics, dental laboratory equipment and chairside products. The details of these transactions are discussed in
Note 3 to the Consolidated Financial Statements. The results of these acquired companies have been included in the consolidated financial statements since the dates of acquisition. These acquisitions, accounted for using the purchase method, significantly impact the comparability between 2001 and 2002.

Accounting Charges and Reserve Reversals

   In the first and second quarters of 2003, the Company recorded pretax charges of $4.1 million and $5.5 million, respectively, related primarily to adjustments to inventory, accounts receivable, and prepaid expense accounts at one division in the United States and two international subsidiaries. All of these operating units had been involved in integrating one or more of the acquisitions completed in 2001. Of the $9.6 million in total pretax charges recorded in the first and second quarters of 2003, $2.4 million were determined to be properly recorded as changes in estimate, $0.4 million were determined to be errors between the first and second quarters of 2003, and the remaining $6.8 million ($4.6 million after tax) were determined to be errors relating in prior periods ("Charge Errors"). The Charge Errors included $3.0 million related to inaccurate reconciliations and valuation of inventory, $2.0 million related to inaccurate reconciliations and valuation of accounts receivable, $1.3 million related to unrecoverable prepaid expenses and $0.5 million related to other accounts. Had the Charge Errors been recorded in the proper period, net income as reported would have been decreased by $0.6 million ($0.01 per diluted share) in 2001 and $4.0 million ($0.05 per diluted share) in 2002. Recording the effect of the Charge Errors in 2003 reduced net income by $4.6 million ($0.06 per diluted share).

   In addition to the aforementioned, in the first and second quarters of 2003, the Company determined that $4.8 million in reserves reversed in 2003 and $4.1 million of reserves reversed in 2001 and 2002 should have been reversed in earlier years or had been erroneously established ("Reserve Errors). The Reserve Errors occurred in 2000 through 2002 and related primarily to asset valuation accounts and accrued liabilities, including (on a pre-tax basis) $5.1 million related to product return provisions, $1.1 million related to bonus accruals, $0.8 million related to product warranties, $0.7 million related to inventory valuation and $1.2 million related to other accounts. Had the Reserve Errors been recorded in the proper period, they would have increased net income as reported by $0.8 million ($0.01 per diluted share) in 2000, $1.8 million ($0.02 per diluted share) in 2001 and $0.7 million ($0.01 per diluted share) in 2002. Recording the effect of the Reserve Errors in 2003 increased net income by $3.3 million ($0.04 per diluted share).

   The above described charges (including the $2.4 million changes in estimates) and Reserve Errors amounted to $19.9 million (pre-tax) on an absolute basis and occurred from 2000 through the second quarter of 2003. Included in this total, are $2.0 million of Reserve Errors and $0.4 million of Charge Errors that originated and reversed in different quarters of same year. In the aggregate, had the Charge Errors and Reserve Errors described above been recorded in the proper period, reported net income would have increased by $0.8 million ($0.01 per diluted share) in 2000, $1.2 million ($0.02 per diluted share) in 2001 and decreased by $3.4 million ($0.04 per diluted share) in 2002. The effect of recording the Reserve Errors and Charge Errors in 2003 reduced net income by $1.3 million ($0.02 per diluted share).

   The Company performed an analysis of the Charge Errors and Reserve Errors on both a qualitative and quantitative basis and concluded that the errors were not material to the results of operations and financial position of the Company for the years ended December 31, 2000, 2001, 2002 and 2003. Accordingly, prior period financial statements have not been restated.

Discontinued Operations

   In December 2003, the Company entered into an agreement to sell its Gendex equipment business to Danaher Corporation. Additionally, the Company announced to its dental needle customers that it was discontinuing production of dental needles. The sale of the Gendex business and discontinuance of dental needle production have been accounted for as discontinued operations pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations for all periods presented have been restated to reclassify the results of operations for both the Gendex equipment and the dental needle businesses to discontinued operations.

Reclassifications

Certain other reclassifications have been made to prior years' data in order to conform to current year presentation.


RESULTS OF CONTINUING OPERATIONS, 2003 COMPARED TO 2002

Net Sales

   The discussions below summarize the Company's sales growth, excluding precious metals, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

   As the presentation of net sales excluding precious metal content could be considered a measure not calculated in accordance with generally accepted accounting principles (a so-called non-GAAP measure), the Company provides the following reconciliation of net sales to net sales excluding precious metal content. Our definitions and calculations of net sales excluding precious metal content and other operating measures derived using net sales excluding precious metal content may not necessarily be the same as those used by other companies.

                                                      Year Ended December 31,
                                                    2003      2002     2001
                                                            (in millions)
Net Sales                                       $ 1,570.9  $ 1,417.6  $1,045.3
Precious Metal Content of Sales                    (205.0)    (187.1)    (50.7)
Net Sales Excluding Precious Metal Conten       $ 1,365.9  $ 1,230.5   $ 994.6

   Management believes that the presentation of net sales excluding precious metal content provides useful information to investors because a significant portion of DENTSPLY's net sales is comprised of sales of precious metals generated through sales of the Company's precious metal alloy products, which are used by third parties to construct crown and bridge materials.

    Due to the fluctuations of precious metal prices and because the precious metal content of the Company's sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company's performance independent of precious metal price volatility and to enhance comparability of performance between periods.

   The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are adjusted when the prices of underlying precious metals change.

   Net sales in 2003 increased $153.3 million, or 10.8%, to $1,570.9 million. Net sales, excluding precious metal content, increased $135.4 million, or 11.0%, to $1,365.9 million. Sales growth excluding precious metal content was comprised of 4.5% internal growth, 6.6% foreign currency translation less 0.1% for net acquisitions/divestitures. The 4.5% internal growth was comprised of 8.6% in Europe, 3.3% in the United States and 0.4% for all other regions combined.

   The internal sales growth in 2003, excluding precious metal content, was highest in Europe with strong growth in endodontic,
dental implant and certain laboratory products.   In the United
States internal sales growth was strongest in endodontic and orthodontic products and other chairside consumables, offset by a softening in sales to dental laboratories. The market for dental laboratory products tends to be the most sensitive to economic cycles and contracted in the United States in 2003.


Gross Profit

   Gross profit was $773.2 million in 2003 compared to $704.4 million in 2002, an increase of $68.8 million, or 9.8%. Gross profit, including precious metal content, represented 49.2% of net sales in 2003 compared to 49.7% in 2002. The gross profit for 2003, excluding precious metal content, represented 56.6% of net sales compared to 57.2% in 2002. Gross profit as reported would have been higher by $2.8 million in 2003 and lower by $5.4 million in 2002 had the Charge Errors and Reserve Errors been recorded in the proper periods. In addition, geographic mix negatively influenced gross margins in 2003 compared to 2002.

Operating Expenses


   Selling, general and administrative ("SG&A") expense increased $43.8 million, or 9.6%, to $501.5 million in 2003 from $457.7 million in 2002. The 9.6% increase in expenses, as reported, reflects increases for the translation impact from a weaker U.S. dollar of approximately $35.3 million. As a percentage of sales, including precious metal content, SG&A expenses decreased to 31.9% compared to 32.3% in 2002. As a percentage of sales, excluding precious metal content, SG&A expenses decreased to 36.7% compared to 37.2% in 2002. SG&A would have been higher by $0.8 million in 2003 and lower by $0.3 million in 2002, had the Charge Errors and Reserve Errors been recorded in the proper periods. The leveraging of general and administrative expenses was the primary reason for the percentage decrease in SG&A expenses from 2002 to 2003.

   During 2003, the Company recorded restructuring and other costs of $3.7 million. The largest portion of this was an impairment charge related to certain investments made in emerging technologies that the Company no longer views as recoverable. In addition, in December 2003, the Company announced the consolidation of its U.S. laboratory businesses and recorded a charge for a portion of the costs to complete the consolidation. Based on the restructuring activities undertaken in 2003, the U.S. laboratory businesses are expected to incur additional restructuring costs of approximately $2.5 million in 2004 to complete the plan. The Company made the decision to consolidate these laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. Upon completion, which is expected in late 2004, this plan is projected to result in future annual expense reductions of approximately $1.5 million, primarily within SG&A.

   During 2002, the Company recorded restructuring and other income of $2.7 million, including a $3.7 million benefit which resulted from changes in estimates related to prior period restructuring initiatives, offset somewhat by a restructuring charge for the combination of the CeraMed and U.S. Friadent divisions of $1.7 million. In addition, the Company recognized a gain of $0.7 million related to the insurance settlement for fire damages sustained at the Company's Maillefer facility. (see Note 16 to the Consolidated Financial Statements).

Other Income and Expenses

   Net interest expense and other expenses were $16.8 million in 2003 compared to $35.4 million in 2002. The year 2003 included $24.2 million of net interest expense, less $7.4 million of income from PracticeWorks, Inc., including a $5.8 million pre-tax gain realized and recognized in the fourth quarter of 2003 on the sale of the Company's interest in PracticeWorks, Inc. The year 2002 included: $27.4 million of net interest; $3.5 million of currency transaction losses; a $1.1 million loss realized on the share exchange with PracticeWorks, Inc.; and a $2.5 million mark-to-market loss related to PracticeWorks warrants.

Earnings

   The effective tax rate decreased to 32.4% in 2003 from 32.9% in 2002.

   Income from continuing operations increased $26.3 million, or 18.3%, to $169.9 million in 2003 from $143.6 million in 2002.
Fully diluted earnings per share from continuing operations were $2.11 in 2003, an increase of 17.2% from $1.80 in 2002. Had the Charge Errors and Reserve Errors described above been recorded in the proper periods, income from continuing operations would have been higher by $1.3 million ($.02 per diluted share) in 2003 and lower by $3.4 million ($.04 per diluted share) in 2002.

Discontinued Operations

   The Company entered into an agreement to sell its Gendex equipment business to Danaher Corporation in December, 2003, and completed the transaction in the first quarter of 2004. In addition, the Company announced to its dental needle customers that it was discontinuing production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $4.3 million in both
2003 and 2002. Fully diluted earnings per share from discontinued operations were $.05 in both 2003 and 2002.

Operating Segment Results

   The Company has five operating groups, which are managed by five Senior Vice Presidents and equate to our operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on the net third party sales, excluding precious metal content and segment operating income.

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group were $264.6 million in 2003, a 9.3% increase compared to $242.1 million in 2002. Internal growth was 2.8% and currency translation added 6.5% to sales in 2003. The U.S. consumables business had the highest growth in the group, which was offset by lower sales in the Japanese market and low growth in the non-dental business.

   Operating profit increased $11.5 million to $82.4 million from $70.9 million in 2002. Sales growth in the U.S. dental consumable business and gross margin improvement in the European dental consumable business were the most significant contributors
to the increase.   Operating profit benefited from currency
translation. Operating profit would have been lower by $2.7 million in 2003 and higher by $1.6 million in 2002 if the Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $23.9 million, or 6.7%, up from $357.6 million in 2002. Internal growth was 3.8% and currency translation added 2.9% to 2003 sales. Sales growth was strongest in the endodontic business. This was offset by lower sales in the dental consumables business due to aggressive competitive pressures in the U.S. market.

   Operating profit was $154.0 million, an increase of $12.4 million from $141.6 million in 2002. Continued growth in the endodontic business was primarily responsible for the increase. In addition, operating profit benefited from currency translation partially offset by the negative currency impact of intercompany
transactions.   Operating profit would have been lower by $0.7
million in 2003 and lower by $0.6 million in 2002 if the Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle
East, Africa/European Dental Laboratory Business

   Net sales for this group were $307.0 million in 2003, a 27.3% increase compared to $241.1 million in 2002. Internal growth was 7.0% and currency translation added 19.9% to sales in 2003. The primary reason for the sales growth was strong sales performance in Germany, France, CIS and Africa.

   Operating profit increased $19.2 million to $30.6 million from $11.4 million in 2002. The primary reason for the profit improvement was sales increases and margin improvement in the European dental laboratory business including improvements from the consolidation of the historical Dentsply tooth business in Europe into the DeguDent business. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $0.3 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/Pharmaceutical

   Net sales for this group increased $4.8 million, or 4.4%, compared to $108.5 million in 2002. Internal growth was 3.6% and currency translation added 0.8% to 2003 sales. Sales were strongest in the U.S. pharmaceutical business and in Latin
America.  Canada and Australia experienced slower sales growth.

   Operating profit was $12.0 million, a $2.8 million decrease from $14.8 million in 2002. Lower operating margins in Latin America hurt profitability. Operating profit would have been higher by $1.0 million in 2003 and lower by $0.7 million in 2002 if the Charge Errors and Reserve Errors had been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group were $278.7 million in 2003, a 6.9% increase compared to $260.7 million in 2002. Internal growth was 3.2% and currency translation added 3.7% to sales in 2003. Sales growth was adversely impacted by the soft U.S. dental laboratory market. Sales growth for implants in Europe and the orthodontic business showed continued strong sales growth.

   Operating profit decreased $8.8 million to $41.4 million from $50.2 million in 2002. The soft U.S. dental laboratory market and the negative currency impact of intercompany transactions adversely impacted operating profit. Operating profit would have been higher by $4.7 million in 2003 and lower by $5.3 million in 2002 if the Charge Errors and Reserve Errors had been booked in the proper period.


RESULTS OF CONTINUING OPERATIONS, 2002 COMPARED TO 2001

Net Sales

   Net  sales  in 2002  increased  $372.3  million,  or  35.6%,  to
$1,417.6 million. Net sales, excluding precious metal content, increased $235.9 million, or 23.7%, to $1,230.5 million. The growth in sales, excluding precious metal content, was driven by internal growth of 6.7%, 15.8% growth from acquisitions and a 1.2% positive impact from currency translation as several major currencies strengthened against the U.S. dollar during the year. The 6.7% of internal growth was comprised of 9.0% in the United States, 6.6% in Europe, and 1.1% for all other regions combined. Internal growth for the dental business was 7.1% excluding precious metal content.

   The internal sales growth in 2002, excluding precious metal content, was highest in United States, with strong growth in endodontic and orthodontic products and other chairside consumable products. In Europe internal sales growth was 6.6% with strong sales gains in endodontic and orthodontic products, implants, and other chairside consumable products. The internal sales growth, excluding precious metal content, in all other regions was 1.1%, with strong sales growth in Canada and Japan offset by softening sales in Latin America and the Middle East regions.

Gross Profit

   Gross profit was $704.4 million in 2002 compared to $542.8 million in 2001, an increase of $161.6 million, or 29.8%. Gross profit, including precious metal content, represented 49.7% of net sales in 2002 compared to 51.9% in 2001. The decline in 2002 is due to the inclusion of the Degussa Dental business for a full year versus just one quarter in 2001 and the corresponding relatively high precious metal content of Degussa Dental's sales. Gross profit for 2002, excluding precious metal content, represented 57.2% of net sales compared to 54.6% in 2001. The gross profit margin in 2002, excluding the precious metal content pass through, benefited from new product introductions, a favorable product mix, and the integration and restructuring benefits related to acquisitions completed over the past several years. The 2001 period included the negative impact of the amortization of the Friadent and Degussa Dental inventory step-ups recorded in connecton with purchase price accounting. Gross profit as reported would have been lower by $5.4 million in 2002 and higher by $1.8 million in 2001 had the Charge Errors and Reserve Errors been recorded in the proper periods.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $90.1 million, or 24.5%, to $457.7 million in 2002 from $367.6 million in 2001. As a percentage of sales, including precious metal content, SG&A expenses decreased to 32.3% compared to 35.2% in 2001. This decrease is mainly due to the discontinuation of goodwill and indefinite-lived intangible asset amortization in 2002, which in 2001 amounted to $17.6 million ($13.8 million, net of tax). As a percentage of sales, excluding precious metal content, SG&A expenses increased to 37.2% compared to 37.0% in
2001. This increase was primarily driven by the inclusion of the Degussa Dental business, and its higher SG&A expense ratio (excluding precious metal content), for a full year versus one quarter in 2001, offset by the discontinuation of goodwill and indefinite-lived intangible asset amortization in 2002. This increase was also reflective of higher insurance and legal expenses in 2002. SG&A would have been lower by $0.3 million in 2002 and lower by $0.1 million in 2001, had the Charge Errors and Reserve Errors been recorded in the proper periods.

   During 2002, the Company recorded restructuring and other income of $2.7 million, including $3.7 million which resulted from changes in estimates related to prior period restructuring initiatives, offset somewhat by a restructuring charge for the combination of the CeraMed and U.S. Friadent divisions of $1.7 million. In addition, the Company recognized a gain of $0.7 million related to the insurance settlement for fire damages sustained at the Company's Maillefer facility. The 2001 period included a restructuring charge of $5.5 million to improve efficiencies in Europe, Brazil and North America and $11.5 million of restructuring and other costs primarily related to the Degussa Dental acquisition and its integration with DENTSPLY. An additional cost of $2.4 million was recorded for a payment made at the point of regulatory filings related to Oraqix, a product for which the Company acquired rights in the AZ Asset acquisition. These charges were offset by a gain of $8.5 million related to the restructuring of the Company's U.K. pension arrangements and a gain of $5.8 million for an insurance settlement for equipment destroyed in the fire at the Company's Maillefer facility in Switzerland. The above items in 2001, on a net basis, amount to charges of $5.1 million (see Note 16 to the Consolidated Financial Statements).

Other Income and Expenses

   Net interest expense increased $9.1 million in 2002 due to higher debt levels associated with the acquisition activities in 2002 and 2001. Other income decreased $35.5 million in 2002, due primarily to income recognized in 2001 of $24.5 million ($15.1 million, net of tax) which included a $23.1 million gain from the sale of Infosoft, LLC and a $1.4 million minority interest benefit related to an intangible impairment charge included in restructuring and other costs. Other income and expense in 2002 also included a $4.7 million unfavorable change in currency transaction gain/loss resulting from the significant weakening of the U.S. dollar in 2002, a $1.1 million loss realized on the share exchange with PracticeWorks, Inc. and a net loss of $2.5 million on mark-to-market adjustment for the warrants received in the transaction. Also contributing to the decrease in other income in 2002 was a decrease of $0.8 million in accrued dividends related to the PracticeWorks, Inc. preferred stock prior to the time of the PracticeWorks share exchange.

Earnings

   The effective tax rate decreased to 32.9% in 2002 from 34.4% in 2001. This decrease was largely related to the discontinuance of goodwill amortization in 2002, which in the past negatively impacted the effective tax rate since much of this amortization was non-deductible for tax purposes.

   Net income from continuing operations increased $25.9 million, or 22.0%, to $143.6 million in 2002 from $117.7 million in 2001.
Fully diluted earnings per share from continuing operations were $1.80 in 2002, an increase of 20.8% from $1.49 in 2001. Had the Charge Errors and Reserve Errors described above been recorded in the proper periods, net income from continuing operations would have been lower by $3.4 million ($.04 per diluted share) in 2002 and higher by $1.2 million ($.02 per diluted share) in 2001.

Discontinued Operations

   Net income from discontinued operations was $4.3 million in 2002 compared to $3.8 million in 2001. Fully diluted earnings per share from discontinued operations were $.05 in both 2002 and 2001.

Operating Segment Results

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for the group were $242.1 million in 2002, a 27.0% increase compared to $190.7 million in 2001. Internal growth was 6.3%, currency translation added 6.3% and acquisitions added 14.4% to sales in 2002. Sales of dental consumables in the U.S. and Europe and sales in Japan had strong growth. This was partially offset by soft sales of non-dental products.

   Operating profit increased $11.1 million to $70.9 million from $59.8 million in 2001. The two primary reasons for this increase are the higher margins associated with the dental consumables sales increase and a full year of sales in 2002 for the Sankin business in Japan which was acquired as part of the Degussa Dental acquisition on October 1, 2001. Operating profit would have been higher by $1.6 million in 2002 and higher by $0.5 million in 2001 if the Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $41.3 million, or 13.1%, up from $316.3 million in 2001. Internal growth was 11.1%, currency translation added 1.5% and acquisitions added 0.5% to 2002 sales. The endodontics business experienced substantial growth during 2002, especially in the U.S. and Europe.

   Operating profit was $141.6 million, an increase of $31.5 million from $110.1 million in 2002. The increase was a result of the strong growth in high margin endodontic products. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $0.6 million in 2002 and higher by $1.3 million in 2001 if the Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle
East, Africa/European Dental Laboratory Business

   Net sales for this group were $241.1 million in 2002, a 72.8% increase compared to $139.5 million in 2001. Internal growth was 0.6%, currency translation added 1.9% and acquisitions added 70.3% to 2002 sales. The Company acquired the Degussa Dental business in October, 2001, which competes primarily in the European dental laboratory market. This market was soft during 2002.

   Operating profit increased to $11.4 million in 2002 from breakeven in 2001. The increase was primarily due to improved margins and a full year of operations in 2002 for the Degussa Dental business compared to three months in 2001. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $0.3 in 2001 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/Pharmaceutical

   Net sales for this group decreased $13.5 million, or 11.1%, compared to $122.0 million in 2001. Internal growth was 4.7%, acquisitions added 6.8%, while currency translation had a negative impact of 22.6% on sales mainly due to the devaluation in the currencies of Latin America. Internal growth came mainly from the Canadian, Australian and U.S. pharmaceutical businesses offset partially by the softening Latin American economies.

   Operating profit was $14.8 million, a $5.4 million decrease from $20.2 million in 2001. The main reason for the decrease was the redistribution in 2002 of the non-U.S. pharmaceutical business across the other operating groups. In 2001, the worldwide pharmaceutical business was accounted for in this group. In addition, operating profit was negatively impacted from currency translation as a result of the devalued Latin American currencies. Operating profit would have been lower by $0.7 million in 2002 and lower by $0.5 million in 2001 had the Charge Errors and Reserve Errors been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group were $260.7 million in 2002, a 24.6% increase compared to $209.2 million in 2001. Internal growth was 7.4%, currency translation added 6.1% and acquisitions added 11.1% to 2002 sales. The internal growth came mainly from significant growth in both the implant and orthodontic businesses. Acquisition growth came from the acquisition of Degussa Dental in October, 2001.

   Operating profit increased $8.2 million to $50.2 million from $42.0 million in 2001. The increase primarily came from the significant increase in sales of the implant and orthodontic businesses. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $5.3 million in 2002 and higher by $0.2 million in 2001 had the Charge Errors and Reserve Errors been reported in the proper period.



FOREIGN CURRENCY

   Since approximately 55% of the Company's 2003 revenues were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency
fluctuations   in   any   given   period   can  be   favorable   or
unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany, Switzerland, and the Netherlands. On a net basis, net income benefited from changes in currency translation in both 2003 and 2002 compared to the prior year.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

   The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Goodwill and Other Long-Lived Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment approach be applied. The Company performed the annual impairment tests during 2002 and 2003, as required, and no impairment was identified. These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

   Other long-lived assets, such as identifiable intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

   If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. The Company's impairment tests relating to the perpetual license rights to the trademarks and formulations for dental anaesthetic products acquired from Astra Zeneca in 2001 are highly sensitive to cash flow assumptions resulting from the sale of these products and the Company's success in completing and starting up a greenfield sterile filling plant to produce these products in the United States.

Inventories

   Inventories are stated at the lower of cost or market. The cost of inventories is determined primarily by the first-in, first-out ("FIFO") or average cost methods, with a small portion being determined by the last-in, first-out ("LIFO") method. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, additional inventory reserves may be required.

Accounts Receivable

   The Company sells dental equipment and supplies primarily through a worldwide network of distributors, although certain product lines are sold directly to the end user. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. In addition, a negative impact on sales to those customers may occur.

Accruals for Product Returns, Customer Rebates and Product
Warranties

   The Company makes provisions for customer returns, customer
rebates and for product warranties at the time of sale.   These
accruals are based on past history, projections of customer purchases and sales and expected product performance in the future. Because the actual results for product returns, rebates and warranties are dependent in part on future events, these
matters require the use of estimates.   The Company has a long
history of product performance in the dental industry and thus has an extensive knowledge base from which to draw in measuring these estimates.

Income Taxes

   Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, the Company has considered future taxable income and ongoing tax planning strategies. Changes in these circumstances, such as a decline in future taxable income, may result in an additional valuation allowance being required. As of December 31, 2003, the Company had recorded a valuation allowance of $9.6 million on net operating carryforwards of its foreign subsidiaries, essentially fully reserving these losses. If profitability improves in those foreign subsidiaries in the future, some, or all, of the valuation allowance may be reversed to income. Except for certain earnings that the Company intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. Judgement is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. If the outcome of these future tax consequences differs from our estimates the outcome could materially impact our financial position or our results of operations. In addition, we operate within multiple taxing jurisdictions and are subject to audit in
these   jurisdictions.   We  record   accruals  for  the  estimated
outcomes of these audits and the accruals may change in the future due to the outcome of these audits.

Litigation

   The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates made by management are based on an analysis made by internal and external legal counsel which considers information known at the time. The Company believes it has estimated any liabilities for probable losses well in the past; however, the unpredictability of court decisions could cause liability to be incurred in excess of estimates.


LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities during the year ended December 31, 2003 were $258.0 million compared to $173.0 million during the year ended December 31, 2002. The increase of $85.0 million results primarily from increased earnings and deferred taxes and more favorable working capital changes versus the prior year specifically with respect to accounts receivable, inventories and accounts payable.

   Investing activities, for the year ended December 31, 2003, include capital expenditures of $76.6 million. The Company expects that capital expenditures will be approximately $65 million in 2004. Net acquisition activity for the year ended December 31, 2003 was $17.4 million which relates to the purchase of one of the Company's suppliers, additional investments in partially owned subsidiaries, a payment related to the Oraqix agreement and the final payment related the Degussa Dental acquisition. In December 2003, final payments of $16.0 million became due to AstraZeneca upon the approval of Oraqix by the Food and Drug Administration in the United States, and accordingly, the Company accrued the payments in December 2003 and made the payments in January 2004 (see Note 3 to the Consolidated Financial Statements). In addition, during the fourth quarter, the Company received $23.5 million in proceeds from its common stock and warrant holdings in PracticeWorks as a result of the Eastman Kodak acquisition. In February 2004, the Company completed the sale of its Gendex equipment business and received cash proceeds of $102.5 million.

   The Company's long-term debt increased by $20.4 million during the year ended December 31, 2003 to $790.2 million. This net change included an increase of $109.8 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps, net of $70.1 million of debt payments made during the year. During the year ended December 31, 2003, the Company's ratio of long-term debt to total capitalization decreased to 41.3% compared to 47.9% at December 31, 2002.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2004 ("the 364 day facility"). The 364-day facility terminates in May 2004, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility in the aggregate is $250 million and no debt was outstanding under these facilities at December 31, 2003.

   The Company also has access to $88.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   The  Company  had  unused  lines of  credit  of  $472.0  million available at December 31, 2003 contingent upon the Company's compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2003, the Company was in compliance with these covenants.

        The following table presents the Company's scheduled contractual cash obligations at December 31, 2003:

                                                                          Greater
                                       Less Than      1-3        3-5        Than
Contractual Obligations                  1 Year      Years      Years     5 Years     Total
                                                              (in thousands)
Long-term debt                          $ 22,780   $743,831   $ 44,727   $   --     $811,338
Operating leases                          18,115     19,633      7,385      6,830   $ 51,963
Precious metal consignment agreements     61,300       --         --         --     $ 61,300
                                        $102,195   $763,464   $ 52,112   $  6,830   $924,601

   Upon acquiring Degussa Dental in October 2001, Dentsply management changed Degussa Dental's practice of holding a long position in precious metals used in the production of precious metal alloy products, to holding the precious metal on a consignment basis from various financial institutions. In connection with this change in practice, the Company sold certain precious metals to various financial institutions in the fourth quarter of 2001 for a value of $41.8 million and in the first quarter of 2002 for a value of $6.8 million. These transactions effectively transferred the price risk on the precious metals to the financial institutions and allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain financing to fund an ownership position in the required precious metal inventory levels. At December 31, 2003, the value of the consigned precious metals held by the Company was $61.3 million.

   The Company's cash increased $138.1 million during the year ended December 31, 2003 to $163.8 million. The Company accumulated cash in 2003 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements. The Company anticipates that cash will continue to build throughout 2004.

   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interests in entities created after January 31, 2003. Adoption of this provision did not have an effect on the Company. In December 2003, the FASB released a revised version of FIN 46, FIN 46R, to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entitied ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. Adoption of this provision did not have an effect on the Company. FIN 46R will be applicable to all non-SPE entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not expect the application of this portion of FIN 46R to have a material impact on the Company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Application of this standard has not had a material impact on the Company's financial statements.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Adoption of the provisions of SFAS No. 150 in the third quarter of 2003 related to mandatorily redeemable financial instruments had no effect on the Company's financial statements. In November 2003, the FASB issued FSP No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". For public companies, FSP 150-3 deferred the provisions of SFAS 150 related to classification and measurement of certain mandatorily redeemable noncontrolling interests issued prior to November 5, 2003. For mandatorily redeemable noncontrolling interests issued after November 5, 2003, SFAS 150 applies without any deferral. The Company continues to analyze the provisions of SFAS 150 related to mandatorily redeemable noncontrolling interests, but does not believe that application of these provisions will have a material impact on the Company's financial statements.

   In January 2004, the FASB released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company is electing the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. The Company does not expect the Act to have a material impact on the Company's postretiremenent benefits liabilities or the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


   The information below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. A portion of the Company's borrowings are denominated in foreign currencies which expose the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity price swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

Financial Instruments
   The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $815.8 million versus its carrying value of $811.3 million as of December 31, 2003. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc and Japanese yen denominated notes with estimated fair values that differ from their carrying values. At December 31, 2003, the fair value of these instruments was $241.8 million versus their carrying values of $237.4 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2003 versus the rates at issuance of the notes.

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

      Foreign Exchange Risk Management The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. The Company's significant contracts outstanding as of December 31, 2003 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and counterparties to the transactions are typically large international financial institutions.

      The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

      At December 31, 2003 and 2002, the Company had Swiss franc-denominated and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its Swiss and Japanese subsidiaries. At December 31, 2003, the Company also had Euro-denominated debt designated as a hedge of a designated portion of the net assets of its European subsidiaries, due to the change in the cross-currency element of the integrated transaction discussed below. At December 31, 2003 and 2002, the accumulated translation losses related to foreign currency denominated-debt included in Accumulated Other Comprehensive income (loss) were $83.5 million and $26.4 million, respectively.

      Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2003, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap. Completion of this exchange allowed the Company to pay down debt and the forward-starting interest rate swap locks in the rate of borrowing for future Swiss franc variable rate debt, that will arise upon the maturity of the Company's fixed rate Swiss franc notes in 2005, at 4.2% for a term of seven years.

      The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

      The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2003 and 2002, the accumulated fair value of the interest rate swap was $14.1 million and $10.9 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2003 and 2002.

      From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. As of December 31, 2003 and 2002, the accumulated fair value of the cross-currency element of the integrated transaction was $56.6 million and $52.3 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2003 and 2002.See Hedges of Net Investments in Foreign Operations below for further information related to the cross-currency element of the integrated transaction.

      In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, including the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continue to be marked-to-market.

      No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of LIBOR plus 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent.

      Since, as a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds, the Company designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment. Since March 2003, the effect of currency on the Euro 350 million Eurobonds of $ 35.2 million has been recorded as part of Accumulated Other Comprehensive income (loss).

      The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2003 and 2002, the estimated net fair values of the swap agreements was $63.1 million and $52.4 million, respectively.

      Commodity Price Risk Management The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges under SFAS
   133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold. At December 31, 2003, the Company had no commodity swaps in place.

Consignment Arrangements
      The Company consigns the precious metals used in the production of precious metal alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on its consolidated balance sheet. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

      As precious metal prices fluctuate, the Company evaluates the impact of the precious metal price fluctuation on its target gross margins for precious metal alloy products and revises the prices customers are charged for precious metal alloy products accordingly, depending upon the magnitude of the fluctuation. While the Company does not separately invoice customers for the precious metal content of our precious metal alloy products, the underlying precious metal content is the primary component of the cost and sales price of the precious metal alloy products. For practical purposes, if the precious metal prices go up or down by a small amount, the Company will not immediately modify prices, as long as the cost of precious metals embedded in the Company's precious metal alloy price closely approximates the market price of the precious metal.
   If there is a significant change in the price of precious metals, the Company adjusts the price for the precious metal alloys, maintaining its margin on the products.

      At December 31, 2003, the Company had 149,097 troy ounces of precious metal, primarily gold, platinum and palladium) on consignment for periods of less than one year with a market value of $61.3 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2003, the average annual rate charged by the consignor banks was 2.5%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as cost of products sold.

                                                             EXPECTED MATURITY DATES                              DECEMBER 31, 2003
                                           (represents notional amounts for derivative financial instruments)

                                                                                                  2009 and      Carrying      Fair
                                             2004       2005       2006       2007       2008      beyond         Value       Value
                                                                            (dollars in thousands)
Financial Instruments

Notes Payable:
Denmark krone denominated                $     59   $      -   $      -   $      -   $      -   $      -      $      59   $      59
  Average interest rate                     6.50%                                                                 6.50%
Euro denominated                              623          -          -          -          -          -            623         623
  Average interest rate                     5.46%                                                                 5.46%
Japanese yen denominated                      155          -          -          -          -          -            155         155
  Average interest rate                     1.38%                                                                 1.38%
                                       ---------------------------------------------------------------------------------------------
                                              837          -          -          -          -          -            837         837
                                            4.78%                                                                 4.78%

Current Portion of
  Long-term Debt:
U.S. dollar denominated                       408          -          -          -          -          -            408         408
  Average interest rate                     4.01%                                                                 4.01%
Japanese yen denominated                   20,728          -          -          -          -          -         20,728      20,847
  Average interest rate                     1.44%                                                                 1.44%
                                       ---------------------------------------------------------------------------------------------
                                           21,136          -          -          -          -          -         21,136      21,255
                                            1.49%                                                                 1.49%

Long Term Debt:
U.S. dollar denominated                         -        329        310         27          -          -            666         666
  Average interest rate                                3.59%      3.42%      3.40%                                3.50%
Swiss franc denominated                         -     44,701    109,321     44,700          -          -        198,722     202,939
  Average interest rate                                4.49%      4.77%      4.49%                                4.64%
Japanese yen denominated                    1,505     19,708    116,659          -          -          -        137,872     137,991
  Average interest rate                     0.03%      1.40%      0.56%                                           0.67%
Euro denominated                                -          -    452,712          -          -          -        452,712     452,712
  Average interest rate                                           5.75%                                           5.75%
Thai baht denominated                         139          -          -          -          -          -            139         139
  Average interest rate                     2.75%                                                                 2.75%
Chile peso denominated                          -          -         91          -          -          -             91          91
  Average interest rate                                           6.80%                                           6.80%
                                       ---------------------------------------------------------------------------------------------
                                            1,644     64,738    679,093     44,727          -          -        790,202     794,538
                                            0.26%      3.54%      4.70%      4.49%                                4.58%
Derivative Financial Instruments

Foreign Exchange
Forward Contracts:
Forward sale, 9.9 million
  Australian dollars                        7,444          -          -          -          -          -             63          63
Forward sale, 0.8 million
  Swedish krone                               117          -          -          -          -          -              1           1
Forward sale, 3.0 billion
  Japanese yen                             28,851          -          -          -          -          -            248         248
Forward sale, 6.1 million
  British pounds                           10,869          -          -          -          -          -             12          12
Forward sale, 0.3 million
  US Dollar                                   300          -          -          -          -          -             19          19
Forward purchase, 13.5 million
  Canadian dollars                         10,526          -          -          -          -          -            (70)        (70)

Interest Rate Swaps:
Interest rate swaps - U.S. dollar,
   terminated 2/2001                          (33)       (21)         -          -          -          -            (54)        (54)
Interest rate swaps - Japanese yen              -          -          -          -          -    116,767         (3,717)     (3,717)
  Average interest rate                                                                             1.6%
Interest rate swaps - Swiss francs              -          -          -          -          -     52,242         (3,868)     (3,868)
  Average interest rate                                                                             4.2%
Interest rate swaps - Euro                      -          -    329,092          -          -          -         14,092      14,092
  Average interest rate                                            3.6%
Basis swap - Euro-U.S. Dollar                   -          -    315,000          -          -          -         56,620      56,620
  Average interest rate                                            2.5%


   Management's Financial Responsibility

   The management of DENTSPLY International Inc. is responsible for the preparation and integrity of the consolidated financial statements and all other information contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed estimates and judgments.

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

   The financial statements have been audited by our independent auditors, PricewaterhouseCoopers LLP, whose unqualified report is presented below. The independent accountants perform audits of the financial statements in accordance with generally accepted auditing standards, which includes consideration of the system of internal accounting controls to determine the nature, timing and extent of audit procedures to be performed.

   The Audit and Information Technology Committee (the "Committee") of the Board of Directors, consisting solely of outside Directors, meets with the independent accountants with and without management to review and discuss the major audit findings, internal control matters and quality of financial reporting. The independent accountants also have access to the Committee to discuss auditing and financial reporting matters with or without management present.


/s/ Gerald K. Kunkle, Jr.    /s/ Thomas L. Whiting     /s/Bret W. Wise
Gerald K. Kunkle, Jr.            Thomas L. Whiting        Bret W. Wise
Vice Chairman and                President and            Senior Vice President
Chief Executive Officer          Chief Operating          and Chief Financial
                                 Officer                  Officer

                  Report of Independent Auditors

To the Board of Directors and Shareholders of DENTSPLY International Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 9 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets".

PricewaterhouseCoopers LLP

Philadelphia, PA
March 15, 2004

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,

                                                                     2003          2002         2001
                                                                (in thousands, except per share amounts)

Net sales (Note 4)                                              $ 1,570,925    $ 1,417,600    $ 1,045,275
Cost of products sold                                               797,724        713,189        502,437

Gross profit                                                        773,201        704,411        542,838
Selling, general and administrative expenses                        501,518        457,691        367,556
Restructuring and other costs (income) (Note 16)                      3,700         (2,732)         5,073

Operating income                                                    267,983        249,452        170,209

Other income and expenses:
  Interest expense                                                   26,079         29,242         19,358
  Interest income                                                    (1,874)        (1,853)        (1,102)
  Other (income) expense, net (Note 5)                               (7,418)         7,973        (27,569)

Income before income taxes                                          251,196        214,090        179,522
Provision for income taxes (Note 14)                                 81,343         70,449         61,808

Income from continuing operations                                   169,853        143,641        117,714


Income from discontinued operations, net of tax (Note 6)              4,330          4,311          3,782

Net income                                                      $   174,183    $   147,952    $   121,496

Earnings per common share - basic (Note 2)
  Continuing operations                                         $      2.16    $      1.84    $      1.51
  Discontinued operations                                              0.05           0.05           0.05
Total earnings per common share - basic                         $      2.21    $      1.89    $      1.56

Earnings per common share - diluted (Note 2)
  Continuing operations                                         $      2.11    $      1.80    $      1.49
  Discontinued operations                                              0.05           0.05           0.05
Total earnings per common share  - diluted                      $      2.16    $      1.85    $      1.54


Cash dividends declared per common share                        $   0.19700    $   0.18400    $   0.18333


Weighted average common shares outstanding (Note 2):
     Basic                                                           78,823         78,180         77,671
     Diluted                                                         80,647         79,994         78,975



The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS

                                                                                              December 31,

                                                                                         2003           2002
                                                                                           (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                   $   163,755    $    25,652
        Accounts and notes receivable-trade, net (Note 1)                               241,385        221,262
        Inventories, net (Notes 1 and 7)                                                205,587        214,492
        Prepaid expenses and other current assets                                        88,463         79,595
        Assets held for sale (Note 6)                                                    28,262           --

           Total Current Assets                                                         727,452        541,001

     Property, plant and equipment, net (Notes 1 and 8)                                 376,211        313,178
     Identifiable intangible assets, net (Notes 1 and 9)                                246,475        236,009
     Goodwill, net (Notes 1 and 9)                                                      963,264        898,497
     Other noncurrent assets                                                            114,736         98,348
     Noncurrent assets held for sale (Note 6)                                            17,449           --

Total Assets                                                                        $ 2,445,587    $ 2,087,033

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                            $    86,338    $    66,625
        Accrued liabilities (Note 10)                                                   172,684        190,783
        Income taxes payable                                                             36,483         35,907
        Notes payable and current portion
           of long-term debt (Note 11)                                                   21,973          4,550
        Liabilities of discontinued operations (Note 6)                                  20,206           --

           Total Current Liabilities                                                    337,684        297,865

     Long-term debt (Note 11)                                                           790,202        769,823
     Deferred income taxes                                                               51,241         27,039
     Other noncurrent liabilities (Note 12)                                             142,704        155,119
     Noncurrent liabilities of discontinued operations (Note 6)                           1,269           --
           Total Liabilities                                                          1,323,100      1,249,846

     Minority interests in consolidated subsidiaries                                        418          1,259

     Commitments and contingencies (Note 18)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                              --             --
        Common stock, $.01 par value; 200 million shares authorized;
            81.4 million shares issued at December 31, 2003 and December 31, 2002           814            814
        Capital in excess of par value                                                  166,952        156,898
        Retained earnings                                                               889,601        730,971
        Accumulated other comprehensive income                                          104,920          1,624
        Unearned ESOP compensation                                                         (380)        (1,899)
        Treasury stock, at cost, 2.1 million shares at December 31, 2003
           and 3.0 million shares at December 31, 2002                                  (39,838)       (52,480)

           Total Stockholders' Equity                                                 1,122,069        835,928

Total Liabilities and Stockholders' Equity                                          $ 2,445,587    $ 2,087,033

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated                           Total
                                                            Capital in                 Other        Unearned              Stock-
                                                  Common     Excess of   Retained   Comprehensive    ESOP      Treasury   holders'
                                                   Stock     Par Value   Earnings   Income (Loss) Compensation  Stock     Equity
                                                                                 (in thousands)
 Balance at December 31, 2000                       $ 543   $ 151,899   $ 490,167    $ (49,296)   $ (4,938) $ (68,005)  $ 520,370

 Comprehensive Income:
   Net income                                           -           -     121,496            -           -          -     121,496
   Other comprehensive loss, net of tax:
     Foreign currency translation adjustment            -           -           -      (26,566)          -          -     (26,566)
     Cumulative effect of change in accounting
         principle for derivative and hedging
         activities (SFAS 133)                          -           -           -         (503)          -          -        (503)
      Net loss on derivative financial
         instruments                                    -           -           -         (810)          -          -        (810)
      Minimum pension liability adjustment              -           -           -         (213)          -          -        (213)

 Comprehensive Income                                                                                                      93,404

 Exercise of stock options                              -         (45)          -            -           -      8,062       8,017
 Tax benefit from stock options exercised               -       1,333           -            -           -          -       1,333
 Repurchase of common stock, at cost                    -           -           -            -           -       (875)       (875)
 Cash dividends ($0.18333 per share)                    -           -     (14,249)           -           -          -     (14,249)
 Decrease in unearned ESOP compensation                 -           -           -            -       1,519          -       1,519
 Three-for-two common stock split                     271        (271)          -            -           -          -           -

 Balance at December 31, 2001                         814     152,916     597,414      (77,388)     (3,419)   (60,818)    609,519

 Comprehensive Income:
   Net income                                           -           -     147,952            -           -          -     147,952
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment            -           -           -       88,739           -          -      88,739
     Unrealized loss on available-for-sale
         securities                                     -           -           -       (4,854)          -          -      (4,854)
      Net loss on derivative financial
         instruments                                    -           -           -       (4,670)          -          -      (4,670)
      Minimum pension liability adjustment              -           -           -         (203)          -          -        (203)

 Comprehensive Income                                                                                                     226,964

 Exercise of stock options                              -         715           -            -           -      8,338       9,053
 Tax benefit from stock options exercised               -       3,320           -            -           -          -       3,320
 Cash dividends ($0.184 per share)                      -           -     (14,395)           -           -          -     (14,395)
 Decrease in unearned ESOP compensation                 -           -           -            -       1,520          -       1,520
 Fractional share payouts                               -         (53)          -            -           -          -         (53)

 Balance at December 31, 2002                         814     156,898     730,971        1,624      (1,899)   (52,480)    835,928

 Comprehensive Income:
   Net income                                           -           -     174,183            -           -          -     174,183
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment            -           -           -       95,984           -          -      95,984
     Unrealized gain on available-for-sale
         securities                                     -           -           -        5,005           -          -       5,005
      Net gain on derivative financial
         instruments                                    -           -           -        2,430           -          -       2,430
      Minimum pension liability adjustment              -           -           -         (123)          -          -        (123)

 Comprehensive Income                                                                                                     277,479

 Exercise of stock options                              -       4,229           -            -           -     12,642      16,871
 Tax benefit from stock options exercised               -       5,825           -            -           -          -       5,825
 Cash dividends ($0.197 per share)                      -           -     (15,553)           -           -          -     (15,553)
 Decrease in unearned ESOP compensation                 -           -           -            -       1,519          -       1,519

 Balance at December 31, 2003                       $ 814    $ 166,952  $ 889,601    $ 104,920      $ (380) $ (39,838) $1,122,069

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31,
                                                                             -------------------------------

                                                                           2003           2002           2001
                                                                                     (in thousands)
Cash flows from operating activities:

Net income from continuing operations                                 $   169,853    $   143,641    $   117,714

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                             36,897         32,338         23,702
  Amortization                                                              8,764          9,014         27,810
  Deferred income taxes                                                    32,411         (8,435)         7,021
  Restructuring and other (income) costs                                    3,700         (2,732)         5,073
  Other non-cash costs (income)                                            (1,173)         9,281         (3,849)
  Gain on sale of business                                                   --             --          (23,121)
  Loss on disposal of property, plant and equipment                           459          1,703             54
  Gain on sale of PracticeWorks securities                                 (5,806)          --             --
  Non-cash ESOP compensation                                                1,519          1,520          1,519
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
     Accounts and notes receivable-trade, net                              (4,899)       (13,030)        (3,783)
     Inventories, net                                                      15,197         (5,686)        16,241
     Prepaid expenses and other current assets                              4,894         (1,601)          --
     Accounts payable                                                      16,538         (7,698)         8,416
     Accrued liabilities                                                  (26,561)       (12,922)        24,679
     Income taxes                                                            (271)        20,425          3,608
     Other, net                                                              (657)         3,712         (4,004)
Cash flows from discontinued operating activities                           7,127          3,453          9,988

Net cash provided by operating activities                                 257,992        172,983        211,068

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                          (15,038)       (49,805)      (812,523)
Expenditures for identifiable intangible assets                            (2,410)        (2,629)        (2,414)
Proceeds from bulk sale of precious metals inventory                         --            6,754         41,814
Insurance proceeds received for fire-destroyed equipment                     --            2,535          8,980
Redemption of PracticeWorks preferred stock                                  --           15,000           --
Proceeds from sale of PracticeWorks securities                             23,506           --             --
Proceeds from sale of property, plant and equipment                         2,959          1,777            645
Capital expenditures                                                      (76,583)       (55,476)       (47,529)
Cash flows used in discontinued operations' investing activities           (1,811)        (2,658)        (3,659)

Net cash used in investing activities                                     (69,377)       (84,502)      (814,686)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs           634        100,244      1,435,175
Payments on long-term borrowings                                          (70,738)      (190,589)      (819,186)
(Decrease) increase in short-term borrowings                               (3,277)        (3,666)         7,511
Proceeds from exercise of stock options and warrants                       16,871          9,053          8,017
Cash paid for treasury stock                                                 --             --             (875)
Cash dividends paid                                                       (14,999)       (14,358)       (14,228)
Realization of cross currency swap value                                   10,736           --             --
Proceeds from the termination of a pension plan                              --             --            8,486
Fractional share payout                                                      --              (53)          --

Net cash (used in) provided by financing activities                       (60,773)       (99,369)       624,900

Effect of exchange rate changes on cash and cash equivalents               10,261          2,830         (3,005)

Net increase (decrease) in cash and cash equivalents                      138,103         (8,058)        18,277

Cash and cash equivalents at beginning of period                           25,652         33,710         15,433

Cash and cash equivalents at end of period                            $   163,755    $    25,652    $    33,710

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,
                                                            2003      2002       2001
                                                                 (in thousands)
Supplemental disclosures of cash flow information:
  Interest paid                                            $25,796   $25,545   $15,967
  Income taxes paid                                         57,733    55,913    47,215
Supplemental disclosures of non-cash transactions:
Receipt of PracticeWorks convertible preferred stock
  in connection with the sale of Infosoft business            --        --      32,000
Receipt of PracticeWorks common stock and stock warrants
  in exchange for convertible preferred stock                 --      18,582      --

The company assumed liabilities in conjunction with the following acquisitions:

                                                         Fair Value  Cash Paid for
                                                          of Assets    Assets or    Liabilities
                                          Date Acquired   Acquired   Capital Stock    Assumed
                                                             (in thousands)

Austenal, Inc.                             January 2002   $ 31,929   $ 17,770        $ 14,159
Degussa Dental Group                       October 2001    654,878    528,487         126,391
CeraMed Dental (remaining 49%)             July 2001        20,000     20,000            --
Tulsa Dental Products (earn-out payment)   May 2001         84,627     84,627            --
Dental injectible anesthetic assets of
  AstraZeneca                              March 2001      130,469    119,347          11,122
Friadent GmbH                              January 2001    128,356     97,749          30,607


The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   DENTSPLY designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, precious metal dental alloys, dental ceramics, endodontic instruments and materials, prophylaxis paste, dental sealants, ultrasonic scalers and crown and bridge materials; the leading United States manufacturer and distributor of dental handpieces, dental x-ray film holders, film mounts and bone substitute/grafting materials; and a leading worldwide manufacturer or distributor of dental injectable anesthetics, impression materials, orthodontic appliances, dental cutting instruments and dental implants. The Company distributes its dental products in over 120 countries under some of the most well established brand names in the industry.

   DENTSPLY  is  committed  to  the   development   of  innovative,
high-quality, cost effective new products for the dental market.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, if different assumptions are made or if different conditions exist.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts and Notes Receivable-Trade

   The Company sells its products through a worldwide network of distributors or direct to the end user. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $15.1 million and $18.5 million at December 31, 2003 and 2002, respectively. Certain of the Company's customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

Inventories

   Inventories are stated at the lower of cost or market. At December 31, 2003 and 2002, the cost of $11.4 million, or 6%, and $13.0 million, or 6%, respectively, of inventories was determined by the last-in, first-out ("LIFO") method. The cost of other inventories was determined by the first-in, first-out ("FIFO") or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

   If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2003 and December 31, 2002 by $1.0 million and $0.8 million, respectively.

Property, Plant and Equipment

   Property,  plant  and  equipment  are  stated  at  cost,  net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to operations; replacements and major improvements are capitalized. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.


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

Goodwill and Indefinite-Lived Intangible Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment approach be applied. The Company performed the the annual impairment tests during 2002 and 2003, as required, and no impairment was identified. These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.


Derivative Financial Instruments

   The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. This standard, as amended by SFAS 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

   The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency, and commodity swaps to fix its variable raw materials costs.

Litigation

   The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are made by management based on an analysis made by internal and external legal counsel which considers information known at the time.

Foreign Currency Translation

   The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

   Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within "Accumulated other comprehensive income". During the years ended December 31, 2003 and 2002 the
Company had translation gains of $153.0 million and $121.4 million, respectively, offset by losses of $57.0 million and $32.7 million, respectively, on its loans designated as hedges of net investments. During the year ended December 31, 2001 the Company had translation losses of $32.1 million offset by gains of $5.5 million on its loans designated as hedges of net investments.

   Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange gains of $0.3 million in 2003 and $1.2 million in 2001 and exchange losses of $3.5 million in 2002 are included in "Other expense (income), net".

Revenue Recognition

   Revenue, net of related discounts and allowances, is recognized at the time of shipment in accordance with shipping terms and as title and risk of loss pass to customers. Net sales include shipping and handling costs collected from customers in connection with the sale.

   A significant portion of the Company's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. The precious metals content of sales was $205.0 million, $187.1 million and $50.7 million for 2003, 2002 and 2001, respectively.

Warranties

    The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience.


Research and Development Costs

   Research and development ("R&D") costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that has general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to this capitalized equipment is included in the Company's R&D costs. R&D costs are included in "Selling, general and administrative expenses" and amounted to approximately $43.3 million, $39.9 million and $27.3 million for 2003, 2002 and 2001, respectively.

Income Taxes

   Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statements and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely.

   The Company accounts for income tax contingencies in accordance with the Statement of Financial Standards No. 5, "Accounting for Contingencies".

Earnings Per Share

   Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period.

Stock Compensation

   The Company has stock-based employee compensation plans which are described more fully in Note 13. The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans, provided that the exercise price is greater than or equal to the price of the stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                            Year Ended December 31,
                                                     2003          2002           2001
                                                   (in thousands, except per share amounts)

Net income as reported                      $      174,183    $   147,952    $   121,496
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                       (11,062)        (9,576)        (6,137)
Pro forma net income                        $      163,121    $   138,376    $   115,359

Basic earnings per common share
  As reported                               $         2.21    $      1.89    $      1.56
  Pro forma under fair value based method   $         2.07    $      1.77    $      1.49

Diluted earnings per common share
  As reported                               $         2.16    $      1.85    $      1.54
  Pro forma under fair value based method   $         2.02    $      1.73    $      1.46

Other Comprehensive Income (Loss)

   Other comprehensive income (loss) includes foreign currency translation adjustments related to the Company's foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the fair value of the Company's available-for-sale investment securities and certain derivative financial instruments and changes in its minimum pension liability are recorded in other comprehensive income (loss). These adjustments are recorded in other comprehensive income
(loss) net of any related tax effects. For the years ended 2003 and 2002, these adjustments were net of tax benefits of $29.1 million and $32.9 million, respectively. For the year ended 2001, these adjustments were net of tax liabilities of $5.6 million.

   The balances included in accumulated other comprehensive  income
(loss) in the consolidated balance sheets are as follows:

                                                                 December 31,
                                                             2003          2002
                                                               (in thousands)
Foreign currency translation adjustments                  $ 109,532    $  13,548
Net loss on derivative financial
  instruments                                                (3,553)      (5,983)
Unrealized gain (loss) on available-for-sale securities         151       (4,854)
Minimum pension liability                                    (1,210)      (1,087)
                                                          $ 104,920    $   1,624


    The cumulative foreign currency translation adjustments included translation gains of $193.0 million and $39.9 million as of December 31, 2003 and 2002, respectively, offset by losses of
$83.5   million   and  $26.4   million,   respectively,   on  loans
designated as hedges of net investments.

Reclassifications

   Certain reclassifications have been made to prior years' data in order to conform to the current year presentation.

New Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interests in entities created after January 31, 2003. Adoption of this provision did not have an effect on the Company. In December 2003, the FASB released a revised version of FIN 46, FIN 46R, to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entitied ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. Adoption of this provision did not have an effect on the Company. FIN 46R will be applicable to all non-SPE entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not expect the application of this portion of FIN 46R to have a material impact on the Company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, the statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Application of this standard has not had a material impact on the Company's financial statements.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Adoption of the provisions of SFAS No. 150 in the third quarter of 2003 related to mandatorily redeemable financial instruments had no effect on the Company's financial statements. In November 2003, the FASB issued FSP No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". For public companies, FSP 150-3 deferred the provisions of SFAS 150 related to classification and measurement of certain mandatorily redeemable noncontrolling interests issued prior to November 5, 2003. For mandatorily redeemable noncontrolling interests issued after November 5, 2003, SFAS 150 applies without any deferral. The Company continues to analyze the provisions of SFAS 150 related to mandatorily redeemable noncontrolling interests, but does not believe that application of these provisions will have a material impact on the Company's financial statements.

   In January 2004, the FASB released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company is electing the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. The Company does not expect the Act to have a material impact on the Company's postretiremenent benefits liabilities or the Company's financial statements.

NOTE 2 - EARNINGS PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                       Earnings per common share
                                                                                 --------------------------------------
                                  Income From   Income From
                                  Continuing    Discontinued       Net               Continuing  Discontinued
                                  Operations     Operations      Income     Shares   Operations  Operations   Total
                                                           (in thousands, except per share amounts)
Year Ended December 31, 2003
        Basic                     $169,853      $  4,330       $174,183     78,823   $   2.16   $   0.05   $   2.21
        Incremental shares from
           assumed exercise of
           dilutive options           --            --             --        1,824

        Diluted                   $169,853      $  4,330       $174,183     80,647   $   2.11   $   0.05   $   2.16


Year Ended December 31, 2002
        Basic                     $143,641      $  4,311       $147,952     78,180   $   1.84   $   0.05   $   1.89
        Incremental shares from
           assumed exercise of
           dilutive options           --            --             --        1,814

        Diluted                   $143,641      $  4,311       $147,952     79,994   $   1.80   $   0.05   $   1.85


Year Ended December 31, 2001
        Basic                     $117,714      $  3,782       $121,496     77,671   $   1.51   $   0.05   $   1.56
        Incremental shares from
           assumed exercise of
           dilutive options           --            --             --        1,304

        Diluted                   $117,714      $  3,782       $121,496     78,975   $   1.49   $   0.05   $   1.54



   Options to purchase 1.4 million and 0.1 million shares of common stock that were outstanding during the years ended 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

Acquisitions
   All acquisitions completed in 2002 and 2001 were accounted for under the purchase method of accounting; accordingly, the results of the operations acquired are included in the accompanying financial statements for the periods subsequent to the respective dates of the acquisitions. The purchase prices were allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed.

   In January 2002, the Company acquired the partial denture business of Austenal Inc. ("Austenal") in a cash transaction valued at approximately $17.8 million. Previously headquartered in Chicago, Illinois, Austenal manufactured dental laboratory products and was the world leader in the manufacture and sale of systems used by dental laboratories to fabricate partial dentures.

   In October 2001, the Company completed the acquisition of the Degussa Dental Group ("Degussa Dental"). The Company paid 548 million Euros or $503 million at the closing date and paid 12.1 million Euros, or $11.4 million, as a closing balance sheet adjustment in June 2002. The final closing balance payment to Degussa of $9.3 million was made in December 2003, as a result of an arbitration ruling.

   Prior to the acquisition, Degussa Dental had carried large amounts of precious metals, for its production of precious metal alloy products, in inventory which resulted in exposure to the
risk of price changes in the precious metals.   After the
acquisition, Dentsply management changed Degussa Dental's practice of holding a long position in the metal to holding metal on a consignment basis from various financial institutions. In connection with this change in practice, the Company sold certain precious metals to various financial institutions in the fourth quarter of 2001 for a value of $41.8 million and in the first quarter of 2002 for a value of $6.8 million. These transactions effectively transferred the price risk on the precious metals to the financial institutions and allows the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. As the precious metal inventory was recorded at fair value as of the acquisition date, which was based on the value realized in the transactions with the financial institutions, the Company did not recognize a gain or loss on these transactions.

      In March 2001, the Company acquired the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"). The total purchase price of this transaction was composed of the following: an initial $96.5 million payment which was made at closing in March 2001; a $20 million contingency payment (including related accrued interest) associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002.

      In a separate agreement, as amended, the Company acquired the know-how, patent and trademark rights to the non-injectible periodontal anesthetic product known as Oraqix with a purchase price composed of the following: a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued as restructuirng and other costs during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA was approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The NDA application was approved in December 2003 and as a result the remaining payments of $16.0 million became due and were accrued in 2003 and the payments were made in January 2004. These payments were capitalized and will be amortized over the term of the licensing agreement.

   In January 2001, the Company acquired the outstanding shares of Friadent GmbH ("Friadent") for 220 million German marks or $106 million ($105 million, net of cash acquired). During the first quarter of 2002, the Company received cash of 16.5 million German marks or approximately $7.3 million, representing a final balance sheet adjustment. As a result of this closing balance sheet adjustment, goodwill was reduced by approximately $7.3 million. Previously headquartered in Mannheim, Germany, Friadent was a major global dental implant manufacturer and marketer with subsidiaries in Germany, France, Denmark, Sweden, the United States, Switzerland, Brazil, and Belgium.

   The respective purchase prices plus direct acquisition costs for Austenal, Degussa Dental, Friadent and the AZ Assets have been allocated on the basis of estimated fair values at the dates of acquisition. The purchase price allocations for these acquisitions are as follows:

                                               Austenal  Degussa Dental   AZ Assets   Friadent
                                                               (in thousands)

Current assets                                $   5,991    $ 166,216    $    --      $  16,244
Property, plant and equipment                     2,413       71,641          878        4,184
Identifiable intangible assets and goodwill      20,227      402,678      129,591       98,282
Other long-term assets                            3,298       14,343         --          4,882
Current liabilities                              (8,357)     (62,550)     (11,122)     (18,855)
Other long-term liabilities                      (5,802)     (63,841)        --         (6,988)
                                              $  17,770    $ 528,487    $ 119,347    $  97,749


      A summary of the identifiable intangible assets and goodwill acquired in these acquisitions is as follows:

                                         Austenal              Degussa Dental             AZ Assets                 Friadent
                                   ----------------------  -----------------------  -----------------------  -----------------------

                                               Weighted                 Weighted                 Weighted                Weighted
                                               Average                  Average                  Average                  Average
                                               Amorti-                  Amorti-                  Amorti-                  Amorti-
                                     Value      zation        Value      zation        Value      zation       Value      zation
                                    Assigned    Period      Assigned     Period      Assigned     Period      Assigned    Period

Finite-lived intangible assets:
  Patents                             $   548        9.0      $  8,300       12.3           $ -                 $ 2,302         7.3
  Trademarks                                -                    6,800       40.0             -                     603        10.0
  Licensing agreements                      -                    4,143       18.0             -                   1,909         3.3
  Other                                     -                    1,479        3.0             -                     875         2.8
                                          548        9.0        20,722       21.9             -                   5,689         5.6
Indefinite-lived intangible assets:
  Licensing agreements                      -        N/A             -        N/A       129,591        N/A            -         N/A

Goodwill                               19,679        N/A       381,956        N/A            -         N/A       92,593         N/A

                                      $20,227                 $402,678                $ 129,591                 $98,282


   The factors that contributed to the purchase price for Austenal, and the resulting goodwill, included its partial denture products which helped to expand the Company's product offerings. None of the goodwill recognized as a result of the
Austenal   transaction   is  expected  to  be  deductible  for  tax
purposes.

   The factors that contributed to the purchase price for Degussa Dental, and the resulting goodwill, included its product breadth and worldwide position in precious metal alloys used in dentistry, its ceramics technology for crown and bridge applications and its strong position in Europe and Japan. The Company expects that approximately 50% of the goodwill recognized as a result of the transaction will be deductible for tax purposes.

   The factors that contributed to the purchase price for Friadent, and the resulting goodwill, included its strong position in dental implants, one of the highest growth areas in dentistry. The Company expects that approximately 25% of the goodwill recognized as a result of the transaction will be deductible for tax purposes.

   In August 1996, the Company purchased a 51% interest in CeraMed Dental ("CeraMed") for $5 million with the right to acquire the remaining 49% interest. In March 2001, the Company entered into an agreement for an early buy-out of the remaining 49% interest in CeraMed at a cost of $20 million, which was made in July 2001, with a potential contingent consideration ("earn-out") provision capped at $5 million. The earn-out was based on future sales of CeraMed products during the August 1, 2001 to July 31, 2002 time frame, with any additional pay out due on September 30, 2002. The Company was not required to make a payment under this earn-out provision.

   Certain assets of Tulsa Dental Products LLC were purchased in January 1996 for $75.1 million, plus $5.0 million paid in May 1999 related to earn-out provisions in the purchase agreement based on performance of the acquired business. The purchase agreement provided for an additional earn-out payment based upon the operating performance of the Tulsa Dental business for one of the three two-year periods ending December 31, 2000, December 31, 2001 or December 31, 2002, as selected by the seller. The seller chose the two-year period ended December 31, 2000 and the final earn-out payment of $84.6 million was made in May 2001 resulting in an increase in goodwill.


Divestitures
   In March 2001, the Company sold InfoSoft, LLC to PracticeWorks Inc. ("PracticeWorks"). InfoSoft, LLC was the wholly owned subsidiary of the Company, that developed and sold software and related products for dental practice management. In the transaction, the Company received 6.5% convertible preferred stock in PracticeWorks, with a fair value of $32 million. The sale resulted in a $23.1 million pretax gain which was included in "Other expense (income), net" in 2001. The Company recorded the preferred stock investment and subsequent accrued dividends to "Other noncurrent assets".

   In June 2002, the Company completed a transaction with PracticeWorks to exchange the accumulated balance of this preferred stock investment for a combination of $15.0 million of cash, 1.0 million shares of PracticeWorks' common stock valued at $15.0 million and 450,000 seven-year term stock warrants issued by PracticeWorks, valued at $3.6 million, based on the Black-Scholes option pricing model. The transaction resulted in a loss to the Company of $1.1 million, which is included in "Other expense (income), net" in 2002.

   In October 2003, PracticeWorks was acquired by Eastman Kodak in a cash transaction and as a result the Company received $23.5 million for its common stock and warrant holdings. This buyout resulted in a Company recognizing a $5.8 million pre-tax gain, which is included in "Other expense (income), net" in 2003.


NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION


Segment Information

   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an
Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market.
Professional dental products represented approximately 98%, 98% and 97% of sales in 2003, 2002 and 2001, respectively.

   Operating businesses are combined into five operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company's five reportable segments follows:

Dental Consumables - U.S. and Europe/Japan/Non-Dental

   This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products in the U.S., Germany, Scandinavia, Iberia and Eastern Europe; the design and manufacture of certain chairside consumable and laboratory products in Japan, the sales and distribution of all Company products in Japan; and the design and the Company's non-dental business.

Endodontics/Professional Division Dental Consumables/Asia

   This business group includes the responsibility for the design and manufacturing for endodontic products in the U.S., Switzerland and Germany; certain small equipment and chairside consumable products in the U.S.; and laboratory products in China. The business is responsible for sales and distribution of all Company products throughout Asia - except Japan; all Company endodontic products in the U.S., Canada, Swtizerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany; and certain small equipment and chairside consumable products in the U.S.

Dental Consumables - United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   This business group includes responsibility for the design and manufacture of dental laboratory products in Germany and the Netherlands and the sales and distribution of these products in Europe, Eastern Europe, Middle East, Africa and the CIS. The group also has responsibility for sales and distribution of the Company's other products in France, United Kingdom, Italy, Middle East, Africa and the CIS.

Australia/Canada/Latin America/U.S. Pharmaceutical

   This business group includes responsibility for the design, manufacture, sales and distribution of dental anesthetics in the U.S. and Brazil; chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of all Company products sold in Australia, Canada, Latin America and Mexico.

U.S. Dental Laboratory Business/Implants/Orthodontics

   This business group includes the responsibility for the design, manufacture, sales and distribution for laboratory products in the U.S. and the sales and distribution of U.S. manufactured laboratory products in certain international markets; the design, manufacture, world-wide sales and distribution of the Company's dental implant and bone generation products; and the world-wide sales and distribution of the Company's orthodontic products.

   Significant interdependencies exist among the Company's operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

   Generally, the Company evaluates performance of segments based on the segments operating income and net third party sales excluding precious metal content.

   The following table sets forth information about the Company's operating groups for 2003, 2002 and 2001.

Third Party Net Sales
                                                                                      2003       2002       2001
Dental Consumables - U.S. and Europe/Japan/Non-dental                            $  277,304  $  254,503 $  193,788
Endodontics/Professional Division Dental Consumables/Asia                           384,706     358,227    316,257
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                        455,431     376,441    178,382
Australia/Canada/Latin America/U.S. Pharmaceutical                                  114,447     109,661    122,052
U.S. Dental Laboratory Business/Implants/Orthodontics                               318,292     298,287    217,839
All Other (a)                                                                        20,745      20,481     16,957
Total                                                                            $1,570,925  $1,417,600 $1,045,275



Third Party Net Sales, excluding precious metal content
                                                                                     2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $  264,648  $  242,117  $  190,708
Endodontics/Professional Division Dental Consumables/Asia                          381,509     357,643     316,257
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       307,017     241,135     139,530
Australia/Canada/Latin America/U.S. Pharmaceutical                                 113,262     108,454     121,983
U.S. Dental Laboratory Business/Implants/Orthodontics                              278,709     260,682     209,195
All Other                                                                           20,745      20,481      16,957
Total excluding precious metal content                                           1,365,890   1,230,512     994,630
Precious Metal Content                                                             205,035     187,088      50,645
Total including Precious Metal Content                                          $1,570,925  $1,417,600  $1,045,275

Intersegment Net Sales
                                                                                     2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $ 207,284   $ 190,520   $ 173,875
Endodontics/Professional Division Dental Consumables/Asia                         158,501     151,125     144,110
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       76,648      63,636      15,511
Australia/Canada/Latin America/U.S. Pharmaceutical                                 33,276      37,923      21,714
U.S. Dental Laboratory Business/Implants/Orthodontics                              31,737      29,036      29,005
All Other                                                                         158,377     153,842     109,680
Eliminations                                                                     (665,823)   (626,082)   (493,895)
Total                                                                           $       -   $       -  $        -




Depreciation and amortization
                                                                                    2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $  6,719   $  6,869   $  6,127
Endodontics/Professional Division Dental Consumables/Asia                         11,042     10,574     16,166
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       9,189      7,140      1,768
Australia/Canada/Latin America/U.S. Pharmaceutical                                 1,715      1,259      2,791
U.S. Dental Laboratory Business/Implants/Orthodontics                              7,652      7,259      7,800
All Other                                                                          9,344      8,251     16,860
Total                                                                           $ 45,661   $ 41,352   $ 51,512

Segment Operating Income
                                                                                    2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $  82,378  $  70,941  $  59,789
Endodontics/Professional Division Dental Consumables/Asia                         154,025    141,585    110,111
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       30,545     11,356        (72)
Australia/Canada/Latin America/U.S. Pharmaceutical                                 12,031     14,758     20,167
U.S. Dental Laboratory Business/Implants/Orthodontics                              41,428     50,191     42,034
All Other                                                                         (48,724)   (42,111)   (56,747)
Segment Operating Income                                                          271,683    246,720    175,282

Reconciling Items:
Restructuring and other costs (income)                                              3,700     (2,732)     5,073
Interest Expense                                                                   26,079     29,242     19,358
Interest Income                                                                    (1,874)    (1,853)    (1,102)
Other (income) expense, net                                                        (7,418)    7,973     (27,569)
Income before income taxes                                                      $ 251,196  $ 214,090  $ 179,522




Assets
                                                                                     2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $  187,248  $  181,747 $  149,664
Endodontics/Professional Division Dental Consumables/Asia                        1,215,723   1,189,961  1,160,798
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       590,208     517,067    499,812
Australia/Canada/Latin America/U.S. Pharmaceutical                                 256,299     169,989    124,926
U.S. Dental Laboratory Business/Implants/Orthodontics                              311,782     310,258    253,870
All Other                                                                         (115,673)   (281,989)  (390,919)
Total                                                                           $2,445,587  $2,087,033  $1,798,151


Capital Expenditures
                                                                                    2003       2002       2001
Dental consumables - U.S. and Europe/Japan/Non-dental                           $  8,569   $  8,394   $  8,444
Endodontics/Professional Division Dental Consumables/Asia                          8,517     12,550     18,458
Dental Consumables - UK, France, Italy, CIS, Middle East,
  Africa/European Dental Laboratory Business                                       5,075      9,624      2,525
Australia/Canada/Latin America/U.S. Pharmaceutical                                39,547      3,434      2,752
U.S. Dental Laboratory Business/Implants/Orthodontics                              5,265      8,870     10,356
All Other                                                                          9,610     12,604      4,994
Total                                                                           $ 76,583   $ 55,476   $ 47,529

(a) Includes: two operating divisions not managed by named segments, operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Geographic Information

   The following table sets forth information about the Company's operations in different geographic areas for 2003, 2002 and 2001. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.



                                                    United                                      Other
                                                    States               Germany               Foreign           Consolidated
                                                                           (in thousands)

2003
Net sales                                          $ 705,541            $ 397,357            $ 468,027         $ 1,570,925
Long-lived assets                                    213,607              121,481              129,059             464,147

2002
Net sales                                          $ 684,809            $ 325,301            $ 407,490         $ 1,417,600
Long-lived assets                                    178,978              100,707              114,099             393,784

2001
Net sales                                          $ 578,755            $ 152,010            $ 314,510         $ 1,045,275
Long-lived assets                                    130,362               66,756               91,288             288,406


Product and Customer Information


        The following table presents sales information by product category:

                                     Year Ended December 31,

                                  2003         2002        2001
                                         (in thousands)

Dental consumables           $  555,738   $  523,060   $  457,344
Dental laboratory products      521,131      473,485      225,788
Specialty dental products       460,506      388,066      327,150
Non-dental                       33,550       32,989       34,993
                             $1,570,925   $1,417,600   $1,045,275



   Dental consumable products consist of dental sundries and small equipment products used in dental offices in the treatment of patients. DENTSPLY's products in this category include dental injectable anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners, and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients.
DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

   Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials and small equipment products used in laboratories consisting of computer aided machining (CAM) ceramics systems and porcelain furnaces.

   Specialty dental products are used for specific purposes within the dental office and laboratory settings. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, dental implants, and orthodontic appliances and accessories.

   Non-dental   products  are  comprised  primarily  of  investment
casting materials that are used in the production of jewelry, golf club heads and other casted products.

   Third party export sales from the United States are less than ten percent of consolidated net sales. No customers accounted for more than ten percent of consolidated net sales in 2003 and 2002. In 2001, one customer, a distributor, accounted for 11% of consolidated net sales.

NOTE 5 - OTHER (INCOME) EXPENSE


   Other (income) expense, net consists of the following:

                                                      Year Ended December 31,
                                                  -----------------------------

                                                  2003       2002        2001
                                                        (in thousands)
Foreign exchange transaction (gains) losses   $   (263)   $  3,481    $ (1,177)
Gain on sale of InfoSoft, LLC                     --          --       (23,121)
(Gain) loss on PracticeWorks securities         (7,395)      2,598      (1,710)
Minority interests                                (312)        364      (1,265)
Other                                              552       1,530        (296)

                                              $ (7,418)   $  7,973    $(27,569)


NOTE 6 - DISCONTINUED OPERATIONS


   During the fourth quarter of the year ended December 31, 2003, the Company's management and board of directors made the decision to divest of its Gendex equipment business. The sale of Gendex narrows the Company's product lines to focus primarily on dental consumables. Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. On December 11, 2003, the Company entered into a definitive agreement to sell the assets and related liabilities of the Gendex business to Danaher Corporation for $102.5 million cash, plus the assumption of certain pension liabilities. The agreement also contains a provision for a post-closing adjustment to the purchase price bosed on changes in certain balance sheet accounts. The transaction closed on February 27, 2004.

   Also during the fourth quarter of the year ended December 31, 2003, the Company's management and board of directors made a decision to discontinue the operations of the Company's dental needle business.

   The Gendex business and the dental needle business are distinguishable as separate components of the Company in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The Gendex business and the needle business are classified as held for sale at December 31, 2003 in accordance with SFAS 144. Direct costs to transact the sales are comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs. The statements of operations and related financial statement disclosures for all prior years have been restated to present the Gendex business and needle business as discontinued operations separate from continuing operations.

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                  Year Ended December 31,
                                -----------------------------

                                2003       2002       2001
                                      (in thousands)
Net sales                    $106,313   $ 96,142   $ 87,693
Income before income taxes      7,329      6,893      5,605

   The following assets and liabilities are reclassified as held for sale for the periods presented as follows:

                                                            December 31,
                                                               2003
                                                          (in thousands)
Accounts and notes receivable-trade, net                     $10,626
Inventories, net                                              16,848
Prepaid expenses and other current assets                        788
Current assets of discontinued operations held for sale      $28,262

Property, plant and equipment, net                           $ 7,656
Identifiable intangible assets, net                            4,022
Goodwill, net                                                  5,771
Noncurrent assets of discontinued operations held for sale   $17,449

Accounts payable                                             $10,021
Accrued liabilities                                           10,185
Current liabilities of discontinued operations               $20,206

Other noncurrent liabilities                                 $ 1,269
Noncurrent liabilities of discontinued operations            $ 1,269



NOTE 7 - INVENTORIES

   Inventories consist of the following:

                                  December 31,
                               2003        2002
                              (in thousands)
Finished goods               $123,290   $134,989
Work-in-process                41,997     39,065
Raw materials and supplies     40,300     40,438

                             $205,587   $214,492

NOTE 8- PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                                                      December 31,
                                                                   2003        2002
                                                                     (in thousands)
Assets, at cost:
     Land                                                        $ 40,553   $ 34,746
     Buildings and improvements                                   190,222    160,566
     Machinery and equipment                                      295,354    274,915
     Construction in progress                                      60,036     28,368
                                                                  586,165    498,595
     Less:  Accumulated depreciation                              209,954    185,417

                                                                 $376,211   $313,178



NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill
and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment test approach be applied. The impairment tests are required to be performed annually (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. Other intangible assets with finite lives will continue to be amortized over their useful lives.

   The Company performed the required annual impairment tests in the second quarter of 2003 and no impairment was identified. This impairment assessment was based upon a review of twenty reporting units.

   In accordance with SFAS 142, prior period amounts have not been restated. The following table presents prior year reported amounts adjusted to eliminate the amortization of goodwill and indefinite-lived intangible assets.

                                                         Year Ended December 31,

                                                      2003        2002         2001
                                                   (in thousands, except per share amounts)

Reported net income                                 $ 174,183   $ 147,952    $ 121,496
Add: amortization adjustment, net of related tax           -           -        13,963
Adjusted net income                                 $ 174,183   $ 147,952    $ 135,459

Reported basic earnings per share                   $    2.21   $    1.89    $    1.56
Add: amortization adjustment                               -           -          0.18
Adjusted basic earnings per share                   $    2.21   $    1.89    $    1.74

Reported diluted earnings per share                 $    2.16   $    1.85    $    1.54
Add: amortization adjustment                               -           -          0.18
Adjusted diluted earnings per share                 $    2.16   $    1.85    $    1.72

   The table below presents the net carrying values of goodwill and identifiable intangible assets.

                                                         December 31,
                                                      2003         2002
                                                        (in thousands)

Goodwill                                            $ 963,264   $ 898,497

Indefinite-lived identifiable intangible assets:
  Trademarks                                        $   4,080   $   4,080
  Licensing agreements                                165,621     149,254
Finite-lived identifiable intangible assets            76,774      82,675
Total identifiable intangible assets                $ 246,475   $ 236,009

   A reconciliation of changes in the Company's goodwill is as follows:

                                                  December 31,
                                              2003         2002
                                                 (in thousands)

Balance, beginning of the year             $ 898,497    $ 763,270
Acquisition activity                          15,153       28,176
Changes to purchase price allocation         (28,381)      40,025
Reclassification to assets held
  for sale(Note 6)                            (5,771)        --
Impairment charges (Note 16)                    (360)        --
Effects of exchange rate changes              84,126       67,026
Balance, end of the year                   $ 963,264    $ 898,497


   The change in the net carrying value of goodwill in 2003 was primarily due to the final payment related to the Degussa Dental acquisition, several small acquisitions including the purchase of one of the Company's suppliers and additional investments in partially owned subsidiaries, foreign currency translation adjustments, reclassification to assets held for sale and changes to the purchase price allocations of Austenal, Degussa Dental and Friadent. These purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes.

   The increase in indefinite-lived licensing agreements was due to foreign currency translation adjustments. These intangible assets relate exclusively to the royalty-free licensing rights to AstraZeneca's dental products and tradenames, which are primarily denominated in Swiss francs. The change in finite-lived identifiable intangible assets was due primarily to amortization for the period, reclassification to assets held for sale, additions related to the Oraqix agreement and foreign currency translation adjustments.

    Finite-lived identifiable intangible assets consist of the following:

                                        December 31, 2003                 December 31, 2002
                           ----------------------------------    -----------------------------------



                          Gross                       Net       Gross                       Net
                         Carrying   Accumulated    Carrying    Carrying   Accumulated    Carrying
                          Amount    Amortization     Amount     Amount    Amortization    Amount
                                                                    (in thousands)

Patents                $  55,142    $ (33,425)   $  21,717   $  53,902    $ (30,015)   $  23,887
Trademarks                34,936       (7,142)      27,794      37,145       (6,608)      30,537
Licensing agreements      30,858       (8,105)      22,753      23,730       (6,411)      17,319
Other                     12,573       (8,063)       4,510      26,151      (15,219)      10,932
                       $ 133,509    $ (56,735)   $  76,774   $ 140,928    $ (58,253)   $  82,675


   Amortization expense for finite-lived identifiable intangible assets for 2003, 2002 and 2001 was $8.8 million, $9.0 million and $10.4 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $8.1 million, $7.2 million, $6.4 million, $5.7 million and $5.2 million for 2004, 2005, 2006, 2007 and 2008, respectively.


NOTE 10 - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                               December 31,
                                             2003       2002
                                               (in thousands)
Payroll, commissions, bonuses and
  other cash compensation                 $ 42,200   $ 44,490
Employee benefits                           14,692     13,181
General insurance                           15,852     14,965
Sales and marketing programs                15,944     15,424
Restructuring and other costs (Note 16)      7,781     15,190
Accrued Oraqix payments                     16,000       --
Warranty liabilities                         3,629      7,429
Other                                       56,586     80,104
                                          $172,684   $190,783


   A reconciliation of changes in the Company's warranty liability for 2003 is as follows:

                                                         Warranty Liability

                                                            December 31,
                                                               2003
                                                          (in thousands)
Balance, beginning of the year                               $ 7,429
Accruals for warranties issued during the year                 5,064
Accruals related to pre-existing warranties                   (1,328)
Warranty settlements made during the year                     (4,663)
Reclassification to liabilities of discontinued operations    (3,378)
Effects of exchange rate changes                                 505
Balance, end of the year                                     $ 3,629



NOTE 11 - FINANCING ARRANGEMENTS

Short-Term Borrowings

   Short-term bank borrowings amounted to $0.8 million and $3.2 million at December 31, 2003 and 2002, respectively. The weighted average interest rates of these borrowings were 4.8% and 2.5% at December 31, 2003 and 2002, respectively. Unused lines of credit for short-term financing at December 31, 2003 and 2002 were $84.9 million and $80.0 million, respectively. Substantially all short-term borrowings were classified as long-term as of December 31, 2003 and 2002, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings

                                                                                                            December 31,
                                                                                                        2003          2002
                                                                                                         (in thousands)

$250 million multi-currency revolving credit agreement expiring May 2006,
Japanese yen 12.6 billion at 0.56%                                                                  $ 116,659     $ 152,803

$250 million multi-currency revolving credit agreement expiring May 2004                                    -             -

Prudential Private Placement Notes, Swiss franc denominated,  84.4 million at 4.56%
and 82.5 million at 4.42% maturing March 2007, 80.4 million at 4.96% maturing October 2006            198,722       178,881

ABN Private Placement Note, Japanese yen 6.2 billion at 1.39% maturing December 2005                   38,646        52,562

Euro 350.0 million Eurobonds at 5.75% maturing December 2006                                          452,712       378,144

$250 million commercial paper facility rated A/2-P/2 U.S. dollar borrowings                                 -             -

Other borrowings, various currencies and rates                                                          4,599         8,836
                                                                                                      811,338       771,226
Less: Current portion (included in notes payable and current portion of long-term debt)                21,136         1,403
                                                                                                    $ 790,202     $ 769,823


      The table below reflects the contractual maturity dates of the various borrowings at December 31, 2003 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2006.

2004                                 $ 22,780
2005                                   64,738
2006                                  679,093
2007                                   44,727
                                     $811,338

   The Company utilizes interest rate swaps to convert the variable rate Japanese yen-denominated debt under the revolving facility to fixed rate debt. In addition, swaps are used to convert the fixed rate Eurobond to variable rate financing. The Company's use of interest rate swaps is further described in " QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK" and in
Note 17.

   The Company has a $500 million revolving credit agreement with participation from thirteen banks. The revolving credit agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. The Company pays a facility fee of 0.125 % annually on the amount of the commitment under the $250 million five year facility ("facility B") and 0.125% annually under the $250 million 364-day facility ("facility A"). Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company's long-term credit rating from Moody's and Standard and Poors.

   The $250 million facility A may be extended, subject to certain conditions, for additional periods of 364 days, which the Company intends to extend annually. The entire $500 million revolving credit agreement has a usage fee of 0.125 % annually if utilization exceeds 50% of the total available facility.

   The Company has complementary U.S. dollar and Euro multicurrency commercial paper facilities totaling $250 million which have utilization, dealer, and annual appraisal fees which on average cost 0.11% annually. The $250 million facility A acts as back-up credit to this commercial paper facility. The total available credit under the commercial paper facilities and the facility A is $250 million There were no outstanding commercial paper obligations at December 31, 2003.

   In March 2001, the Company issued Series A and B private placement notes to Prudential Capital Group totaling Swiss francs
166.9 million at an average rate of 4.49% with six year final maturities. The notes were issued to finance the acquisition of the AZ Assets. In October 2001, the Company issued a Series C private placement note to Prudential Capital Group for Swiss francs 80.4 million at a rate of 4.96% with a five year final maturity. The series A and B notes were also amended in October 2001 to increase the interest rate by 30 basis points, reflecting the Company's higher leverage. In December 2001, the Company issued a private placement note through ABN AMRO for Japanese yen
6.2 billion at a rate of 1.39% with a four year final maturity. The Series C note and the ABN note were issued to partially finance the Degussa Dental acquisition.

   In December 2001, the Company issued 350 million Eurobonds with a coupon of 5.75%, maturing December 2006 at an effective yield of 5.89%. These bonds were issued to partially finance the Degussa Dental acquisition.

   At December 31, 2003, the Company had total unused lines of credit, including lines available under its short-term arrangements, of $472 million.

NOTE 12 - OTHER NONCURRENT LIABILITIES

   Other noncurrent liabilities consist of the following:

                                                    December 31,
                                              2003        2002
                                               (in thousands)

Pension benefits (Note 15)                  $ 67,854   $ 55,063
Noncurrent income taxes payable (Note 18)     45,750     67,880
Other postretirement benefits (Note 15)       10,711     10,676
Derivative instruments (Note 17)               5,843      7,890
Other                                         12,546     13,610
                                            $142,704   $155,119

NOTE 13 - STOCKHOLDERS' EQUITY


   The Board of Directors authorized the repurchase of up to 1.5 million shares of common stock for the year ended December 31, 2001 on the open market or in negotiated transactions, with the authorization expiring on December 31 of that year. The Company repurchased 37,500 shares for $0.9 million in 2001. No share repurchases were made during 2003 and 2002. In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market.

   The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Plan). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

   The 2002 Plan authorized grants of 7.0 million shares of common stock, (plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Stock Option Plans), subject to adjustment as follows: each January, if 7% of the outstanding common shares of the
Company exceed 7.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-qualified stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. Grants of options to key employees are solely discretionary with the Board of Directors of the Company. ISOs and NSOs generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. Such options are granted at exercise prices not less than the fair market value of the common stock on the grant date.

   Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. Each non-employee director receives an automatic grant of NSOs to purchase 9,000 shares of common stock on the date he or she becomes a non-employee director and an additional 9,000 options on the third anniversary of the date of the non-employee director was last granted an option.

   The following is a summary of the status of the Plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates:


                          Outstanding              Exercisable
                      ---------------------   ----------------------

                                   Weighted                Weighted    Available
                                    Average                Average        for
                                   Exercise               Exercise       Grant
                       Shares      Price       Shares       Price       Shares

December 31, 2000     5,792,243      17.85    2,989,478     $ 15.64     3,226,467
Authorized (Lapsed)          -                                            (83,444)
Granted               1,605,900      30.43                             (1,605,900)
Exercised              (497,813)     16.01                                      -
Expired/Canceled       (167,087)     18.47                                167,087

December 31, 2001     6,733,243      20.97    3,732,179       16.76     1,704,210
Authorized (Lapsed)          -                                          7,023,106
Granted               1,574,550      36.91                             (1,574,550)
Exercised              (515,565)     17.33                                      -
Expired/Canceled       (100,639)     19.08                                100,639

December 31, 2002     7,691,589      24.50    4,649,889       18.99     7,253,405
Authorized (Lapsed)          -                                            177,882
Granted               1,434,300      43.84                             (1,434,300)
Exercised              (829,155)     19.30                                      -
Expired/Canceled       (119,277)     29.38                                119,277

December 31, 2003     8,177,457    $ 28.35    5,225,300     $ 22.22     6,116,264

      The following table summarizes information about stock options outstanding under the Plans at December 31, 2003:

                            Options Outstanding             Options Exercisable
                      ---------------------------------   ------------------------

                                    Weighted
                       Number        Average                Number
                     Outstanding   Remaining   Weighted   Exercisable    Weighted
                         at       Contractual Average        at           Average
                     December 31    Life      Exercise    December 31    Exercise
Exercise Price Range    2003      (in years)   Price        2003          Price

 $10.01 - $15.00        528,751         1.4     $ 13.12      528,751       $ 13.12
  15.01 -  20.00      2,211,089         5.0       16.44    2,211,089         16.44
  20.01 -  25.00      1,166,026         6.8       24.62    1,132,926         24.66
  25.01 -  30.00         69,650         7.5       27.94       41,000         27.98
  30.01 -  35.00      1,272,412         7.9       31.23      822,662         31.20
  35.01 -  40.00      1,570,929         8.9       36.93      488,872         36.97
  40.01 -  45.00      1,346,400         9.9       44.26            -             -
  45.01 -  50.00         12,200         9.7       45.53            -             -

                      8,177,457         7.1     $ 28.35    5,225,300       $ 22.22


   The Company uses the Black-Scholes option pricing model to value option awards. The per share weighted average fair value of stock options and the weighted average assumptions used to determine these values are as follows:

                                         Year Ended December 31,
                                    2003        2002         2001
Per share fair value           $   14.85   $   12.69    $   11.47
Expected dividend yield             0.48%       0.50%        0.61%
Risk-free interest rate             3.36%       3.35%        5.01%
Expected volatility                   31%         34%          33%
Expected life (years)               5.50        5.50         5.50

   The Black-Scholes option pricing model was developed for tradable options with short exercise periods and is therefore not necessarily an accurate measure of the fair value of compensatory stock options.

   The rollforward of the common shares and the treasury shares outstanding is as follows:

                                          Common    Treasury   Outstanding
                                       Shares     Shares      Shares
                                             (in thousands)
Balance at December 31, 2000           81,389     (3,971)    77,418
Exercise of stock options                --          500        500
Repurchase of common stock, at cost      --          (38)       (38)

Balance at December 31, 2001           81,389     (3,509)    77,880
Exercise of stock options                --          519        519
Fractional share payouts                   (1)      --           (1)

Balance at December 31, 2002           81,388     (2,990)    78,398
Exercise of stock options                --          853        853

Balance at December 31, 2003           81,388     (2,137)    79,251

NOTE 14 - INCOME TAXES

   The components of income before income taxes from continuing operations are as follows:

                               Year Ended December 31,

                            2003      2002        2001
                                (in thousands)
United States ("U.S.")   $113,994   $116,160   $131,010
Foreign                   137,202     97,930     48,512
                         $251,196   $214,090   $179,522


     The components of the provision for income taxes from continuing operations are as follows:

                          Year Ended December 31,

                       2003       2002        2001
                            (in thousands)
Current:
     U.S. federal   $ 28,693   $ 47,627    $ 42,159
     U.S. state        1,941      2,520       1,331
     Foreign          18,298     28,737      11,297
     Total            48,932     78,884      54,787

Deferred:
     U.S. federal     12,077     (7,586)     12,854
     U.S. state        2,466       (908)      2,359
     Foreign          17,868         59      (8,192)
     Total            32,411     (8,435)      7,021

                    $ 81,343   $ 70,449    $ 61,808

      The reconcilation of the U.S. federal statutory tax rate to the effective rate is as follows:

                                                                             Year Ended December 31,

                                                                     2003            2002            2001

Statutory federal income tax rate                                  35.0  %          35.0  %         35.0  %
Effect of:
    State income taxes, net of federal benefit                      1.1              0.5             1.3
    Nondeductible amortization of goodwill                            -                -             1.1
    Foreign earnings at lower rates than US federal                (4.5)            (2.3)           (2.2)
    Foreign tax credit                                                -                -            (0.8)
    Extraterritorial income                                        (0.9)            (1.1)           (1.0)
    Taxes on unremitted earnings of certain
      foreign subsidiaries                                          2.5                -             0.1
    Other                                                          (0.8)             0.8             0.9

Effective income tax rate on continuing operations                 32.4  %          32.9  %         34.4  %



      The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                            December 31, 2003       December 31, 2002

                                                          Current   Noncurrent    Current     Noncurrent
                                                           Asset      Asset        Asset        Asset
                                                        (Liability) (Liability)  (Liability)  (Liability)
                                                                         (in thousands)
Employee benefit accruals                               $  2,225    $  9,053    $  1,496    $  9,961
Product warranty accruals                                  1,155        --         1,012        --
Insurance premium accruals                                 4,035        --         3,919        --
Commission and bonus accrual                               1,526        --         3,156        --
Sales and marketing accrual                                1,474        --         2,612        --
Restructuring and other cost accruals                      2,947       2,824       7,595       4,352
Differences in financial reporting and tax basis for:
     Inventory                                             8,467        --         7,838        --
     Property, plant and equipment                          --       (34,793)       --       (29,272)
     Identifiable intangible assets                         --       (59,578)       --       (35,086)
Unrealized losses (gains) included in other
  comprehensive income                                      --        45,305        --        18,324
Miscellaneous Accruals                                    12,561        --        10,403        --
Other                                                      3,884       8,455         855       5,515
Discontinued Operations                                    1,883       4,293       2,633       4,315
Tax loss carryforwards in foreign jurisdictions             --         9,649        --         9,521
Valuation allowance for tax loss carryforwards              --        (9,649)       --        (5,342)
                                                        $ 40,157    $(24,441)   $ 41,519    $(17,712)


      Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

                                                  December 31,
                                               2003        2002
                                                (in thousands)
Prepaid expenses and other current assets   $ 41,427    $ 42,096
Income taxes payable                          (1,270)       (577)
Other noncurrent assets                       26,800       9,327
Deferred income taxes                        (51,241)    (27,039)

   Certain foreign subsidiaries of the Company have tax loss carryforwards of $30.6 million at December 31, 2003, of which $4.9 million expire through 2011 and $25.7 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been fully offset by a valuation allowance as of December 31, 2003. The valuation allowance of $9.6 million and $5.3 million at December 31, 2003 and 2002, respectively, relates to foreign tax loss carryforwards for which realizability is uncertain. The change in the valuation allowances for 2003 and 2002 results primarily from the generation of additional foreign tax loss carryforwards in excess of loss carryforwards utilized in certain foreign jurisdictions.

   The Company has provided for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. Income taxes have not been provided on $343 million of undistributed earnings of foreign subsidiaries, which will continue to be permanently reinvested. If remitted as dividends, these earnings could become subject to additional tax, however such repatriation is not anticipated.

   The pretax income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 was $7.3 million, $6.9 million and $5.6 million, respectively. The income tax expense related to discontinued operations for the years ended December 31, 2003, 2002 and 2001 was $3.0 million, $2.6 million and $1.8 million, respectively.

NOTE 15 - BENEFIT PLANS

   Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $13.5 million in 2003, $11.5 million in 2002 and $7.9 million in 2001.

Defined Contribution Plans
   The DENTSPLY Employee Stock Ownership Plan ("ESOP") is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP were $2.2 million for 2003, $2.2 million for 2002 and $2.1 million for 2001. The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $0.6 million through 2003. Dividends received by the ESOP on allocated shares are either reinvested in participants' accounts or passed through to Plan participants, at the participant's election. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. At December 31, 2003, the ESOP held 7.0 million shares, of which 6.9 million were allocated to plan participants and 0.1 million shares were unallocated and pledged as collateral for the ESOP debt. Unallocated shares were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

   The Company sponsors an employee 401(k) savings plan for its United States workforce to which enrolled participants may contribute up to IRS defined limits.

Defined Benefit Plans
   The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans and other postretirement medical plans for certain union and salaried employee groups in the United States. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy legal funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments.

   The Company maintains defined benefit pension plans for its employees in Germany, Japan, The Netherlands, and Switzerland. These plans provide benefits based upon age, years of service and remuneration. The German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the United States are covered by government health plans.

Postretirement Healthcare
   The plans for postretirement healthcare have no plan assets. The postretirement healthcare plan covers certain union and salaried employee groups in the United States and is contributory, with retiree contributions adjusted annually to limit the Company's contribution for participants who retired after June 1, 1985. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

   The Company uses a December 31 measurement date for the majority of it plans. Reconciliations of changes in the above plans' benefit obligations, fair value of assets, and statement of funded status are as follows:

                                                                                   Other Postretirement
                                                         Pension Benefits                Benefits
                                                        -----------------------    ---------------------
                                                            December 31,               December 31,
                                                        2003         2002          2003         2002
                                                                        (in thousands)
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year              $ 103,711    $  81,134    $  10,735    $   7,877
    Service cost                                         4,137        3,428          235          419
    Interest cost                                        5,358        4,464          726          833
    Participant contributions                            1,185          972          570          442
    Actuarial (gains) losses                            (3,561)       2,877        1,165        2,537
    Amendments                                             343         --           --           --
    Acquisitions                                          --           --           --           --
    Effects of exchange rate changes                    15,248       14,955         --           --
    Benefits paid                                       (3,854)      (4,119)      (1,231)      (1,373)

Benefit obligation at end of year                    $ 122,567    $ 103,711    $  12,200    $  10,735

Reconciliation of Plan Assets
    Fair value of plan assets at beginning of year   $  51,238    $  43,348    $    --      $    --
    Actual return on assets                                520          (10)        --           --
    Acquisitions                                          --           --           --           --
    Effects of exchange rate changes                     5,584        7,716         --           --
    Employer contributions                               5,435        3,331          661          931
    Participant contributions                            1,185          972          570          442
    Benefits paid                                       (3,854)      (4,119)      (1,231)      (1,373)

Fair value of plan assets at end of year             $  60,108    $  51,238    $    --      $    --


Reconciliation of Funded Status
    Actuarial present value of projected
      benefit obligations                            $ 122,567    $ 103,711    $  12,200    $  10,735
    Plan assets at fair value                           60,108       51,238         --           --

    Funded status                                      (62,459)     (52,473)     (12,200)     (10,735)
    Unrecognized transition obligation                   1,495        1,581         --           --
    Unrecognized prior service cost                        795          590        3,743        2,998
    Unrecognized net actuarial loss (gain)               6,043        7,499       (2,254)      (2,940)


Net amount recognized                                $ (54,126)   $ (42,803)   $ (10,711)   $ (10,677)



      The amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

                                                       Other Postretirement
                                 Pension Benefits            Benefits
                                -----------------      ------------------
                                    December 31,            December 31,
                                  2003        2002        2003       2002
                                           (in thousands)
Other noncurrent liabilities $ (67,854)  $ (55,063)  $ (10,711)  $ (10,676)
Other noncurrent assets         11,905      10,498           -           -
Accumulated other
  comprehensive loss             1,823       1,762           -           -

Net amount recognized        $ (54,126)  $ (42,803)  $ (10,711)  $ (10,676)



      Information for pension plans with an accumulated benefit obligation in excess of plan assets

                                                   December 31,
                                                2003        2002
                                                (in thousands)
Projected benefit obligation                $ 122,569   $ 104,528
Accumulated benefit obligation                116,865      97,304
Fair value of plan assets                      60,109      50,973


      Components of the net periodic benefit cost for the plans are as follows:

                                                                               Other Postretirement
                                                Pension Benefits                    Benefits
                                     ---------------------------------   --------------------------------
                                          2003        2002        2001    2003        2002       2001
                                                      (in thousands)
Service cost                            $ 4,137    $ 3,428    $ 1,877   $   235    $   419   $   205
Interest cost                             5,358      4,464      3,548       726        833       539
Expected return on plan assets           (3,018)    (2,706)    (2,525)      --        --         --
Net amortization and deferral               576        445        287      (265)        27       (63)

Net periodic benefit cost               $ 7,053    $ 5,631    $ 3,187   $   696    $ 1,279   $   681



      The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

                                                                              Other Postretirement
                                             Pension Benefits                        Benefits
                                   ---------------------------------   ---------------------------------
                                       2003        2002        2001         2003        2002        2001
Discount rate                           5.0%        5.1%        5.4%        6.0%        6.8%        7.3%
Expected return on plan assets          5.5%        5.5%        5.0%        n/a         n/a         n/a
Rate of compensation increase           3.0%        3.0%        2.5%        n/a         n/a         n/a
Initial health care cost trend          n/a         n/a         n/a         9.5%       10.0%        7.0%
Ultimate health care cost trend         n/a         n/a         n/a         5.0%        5.0%        7.0%
Years until ultimate trend is reached   n/a         n/a         n/a         9.0        10.0         n/a

      The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

                                                                              Other Postretirement
                                               Pension Benefits                      Benefits
                                     ---------------------------------   ---------------------------------
                                       2003        2002        2001        2003        2002        2001
Discount rate                           5.1%        5.4%        5.7%       6.8%        7.3%        7.0%
Expected return on plan assets          5.5%        5.0%        5.7%       n/a         n/a         n/a
Rate of compensation increase           3.0%        2.5%        3.5%       n/a         n/a         n/a
Initial health care cost trend          n/a         n/a         n/a       10.0%        7.0%        7.0%
Ultimate health care cost trend         n/a         n/a         n/a        5.0%        7.0%        7.0%
Years until ultimate trend is reached   n/a         n/a         n/a       10.0         n/a         n/a


     Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2003:

                                                         Other Postretirement
                                                                Benefits
                                                         ---------------------
                                                     1% Increase     1% Decrease
                                                            (in thousands)
Effect on total of service and interest cost components   $  131      $ (105)
Effect on postretirement benefit obligation                1,416      (1,162)


Plan Assets:
      The weighted average asset allocations of the U.S. plans at December 31, 2003 and 2002 by asset category are as follows:


                             Target            December 31,
                            Allocation      2003        2002
Equity                        40%-65%        51%         44%
Debt                          35%-60%        47%         53%
Real estate                    0%-15%         0%          0%
Other                          0%-15%         2%          3%
                                        ---------   ---------
Total                                       100%        100%
                                        ---------   ---------

     Equity securities do not include Company stock of Dentsply International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.


Cash Flows:
     The Company expects to contribute $0.7 million to its U.S. defined benefit pension plans and $0.7 million to its other postretirement benefit plan in 2004.


NOTE 16 - RESTRUCTURING AND OTHER COSTS (INCOME)

   Restructuring and other costs (income) consists of the following:

                                                           Year Ended December 31,
                                                        2003        2002       2001
                                                              (in thousands)
Restructuring and other costs                       $  4,497    $  1,669    $ 17,774
Reversal of restructuring charges due to
  changes in estimates                                  (797)     (3,687)       (802)
Gain on pension plan termination                        --          --        (8,486)
Gain on insurance settlement associated with fire       --          (714)     (5,758)
Costs related to the Oraqix agreement                   --          --         2,345
    Total restructuring and other costs (income)    $  3,700    $ (2,732)   $  5,073


   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the consolidation of the Company's U.S. laboratory businesses. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. This restructuring plan will result in the elimination of approximately 65 administrative and manufacturing positions primarily in the United States, most of which remain to be eliminated as of December 31, 2003. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately
25. This plan is expected to be complete by December 31, 2004. The major components of these charges and the remaining outstanding balances at December 31, 2003 are as follows:


                                                             Amounts    Balance
                                                  2003       Applied   December 31,
                                               Provisions     2003       2003
Severance                                       $   908    $   (49)   $   859
Lease/contract terminations                         562       (410)       152
Other restructuring costs                            27        (27)      --
Intangible and other asset impairment charges     3,000     (3,000)      --
                                                $ 4,497    $(3,486)   $ 1,011


   On January 25, 2001, the Company suffered a fire at its Maillefer facility in Switzerland. The fire caused severe damage to a building and to most of the equipment it contained. During the third quarter of 2002, the Company received insurance proceeds for settlement of the damages caused to the building. These proceeds resulted in the Company recognizing a net gain on the damaged building of approximately $0.7 million. The Company also received insurance proceeds on the destroyed equipment during the fourth quarter of 2001 and recorded the related disposal gains of $5.8 million during that period.

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

   As part of combining Austenal with the Company in 2002, $4.4 million of liabilities were established through purchase price accounting for the restructuring of the acquired company's operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. During 2003 the Company reversed a total of $1.1 million, which was recorded to goodwill, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan included the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany, 20 of which remain to be eliminated as of December 31, 2003. The Company anticipates that most aspects of this plan will be completed by the first quarter of 2004.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at December 31, 2003 are as follows:

                                                                                          Change
                                                                                        in Estimate
                                               Amounts                                    Recorded
                                              Recorded                                    Through
                                              Through    Amounts     Change    Amounts   Purchase    Balance
                                  2002       Purchase    Applied  in Estimate  Applied  Accounting  December 31,
                                Provisions   Accounting   2002       2002       2003       2003       2003
Severance                        $   541   $ 2,927    $  (530)   $  (164)   $  (988)   $  (878)   $   908
Lease/contract terminations          895     1,437       (500)       120       (665)      (245)     1,042
Other restructuring costs             38        60        (60)       (36)      --         --            2
Fixed asset impairment charges       195      --         (195)      --         --         --         --
                                 $ 1,669   $ 4,424    $(1,285)   $   (80)   $(1,653)   $(1,123)   $ 1,952



   The Company's subsidiary in the United Kingdom restructured its pension plans in the fourth quarter of 2001, simplifying its structure by consolidating its two separate defined contribution plans into one plan and terminating the other plan. An unallocated surplus of approximately $8.5 million existed in the terminated plan. As a result, these unallocated funds reverted back to the Company.

   As discussed in Note 3, the Company agreed in 2001 to a payment of $2.0 million to AstraZeneca related to the submission of the Oraqix product New Drug Application in the U.S. and a Marketing Authorization Application in Europe. Under the terms of the agreement, this payment and related estimated application costs were accrued during the fourth quarter of 2001.

   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. The remaining charge of $6.3 million involves impairment charges on intangible assets. During 2002 and 2003 the Company reversed a net total of $1.0 million and $0.8 million, respectively, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan resulted in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. This plan was substantially complete at December 31, 2003. The impairment charge of $6.3 million includes the impairment of intangible assets related to two acquisitions made in prior periods. One of these acquisitions involved the exclusive patent rights for technology related to cutting teeth in preparation for restoration, which was acquired in September 1996. The other acquisition involved technology related to a line of lotions and creams used to protect the hands from irritants, which was acquired in September 2000. Based on a slowing trend in sales related to the product lines associated with these technologies in 2001, the Company performed impairment evaluations, and as a result, recorded impairment charges of $2.0 million and $4.3 million for the teeth preparation product intangibles and lotion product intangibles, respectively.

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

   As part of combining Friadent and Degussa Dental with the Company in 2001, $14.1 million of liabilities were established through purchase price accounting for the restructuring of the acquired companies' operations in Germany, Brazil, the United States and Japan. Included in this liability were severance costs of $11.9 million, lease/contract termination costs of $1.1 million and other restructuring costs of $1.1 million. During 2003 the Company reversed a total of $3.4 million, which was recorded to goodwill, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan resulted in the elimination of approximately 190 administrative and manufacturing positions in Germany, Brazil and the United States. This plan was substantially complete at December 31, 2003.

   The major components of the 2001 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at December 31, 2003 are as follows:

                                                                                  Change                          Change
                                                                               in Estimate                      in Estimate
                                     Amounts                                    Recorded                         Recorded
                                    Recorded                                     Through                         Through
                                    Through     Amounts    Amounts    Change    Purchase    Amounts    Change    Purchase    Balance
                        2001      Purchase    Applied    Applied    in Estimate Accounting  Applied  in Estimate Accounting December
                     Provisions   Accounting    2001       2002        2002       2002       2003       2003       2003     31, 2003
Severance             $ 5,270    $ 11,929    $ (1,850)  $ (6,257)  $  (655)   $ (174)      $ (985)   $ (816)  $ (2,971)    $ 3,491
Lease/contract
  terminations          1,682       1,071        (563)      (579)     (721)      203         (291)        -        (50)        752
Other restructuring
  costs                   897       1,062           -       (552)     (759)      458         (175)       19       (375)        575
Fixed asset
  impairment charges    3,634           -      (3,634)       223      (747)      524            -         -          -           -
Intangible asset
  impairment charges    6,291           -       (6,291)        -         -         -            -         -          -           -
                     $ 17,774    $ 14,062    $ (12,338) $ (7,165)  $(2,882)   $1,011      $(1,451)   $ (797)  $ (3,396)    $ 4,818


   During the fourth quarter 2003, the Company made the decision to discontinue the operations of its dental needle business. The business consists of one manufacturing location which will cease operations by March 31, 2004. As a result of this decision, the Company has recorded a charge of $1.6 million included in income from discontinued operations. Included in this charge were severance costs of $0.4 million, fixed asset impairment charges of $0.5 million, $0.4 million of impairment charges related to goodwill and other restructuring costs of $0.3 million. This plan will result in the elimination of approximately 55 administrative and manufacturing positions in the United States, most of which remain to be eliminated at December 31, 2003. This plan is expected to be substantially completed by March 31, 2004. The major components of these charges and the remaining outstanding balances at December 31, 2003 are as follows:


                                               Amounts  Balance
                                    2003       Applied December 31,
                                 Provisions     2003      2003
Severance                        $   405    $  --      $   405
Other restructuring costs            300       (300)      --
Fixed asset impairment charges       520       (520)      --
Goodwill impairment charges          360       (360)      --
                                 $ 1,585    $(1,180)   $   405

NOTE 17 - FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

   The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $815.8 million versus its carrying value of $811.3 million as of December 31, 2003. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc and Japanese yen denominated notes with estimated fair values that differ from their carrying values. At December 31, 2003, the fair value of these instruments was $241.8 million versus their carrying values of $237.4 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2003 versus the rates at issuance of the notes.

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

   A portion of the Company's borrowings and certain inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses debt denominated in the applicable foreign currency as a means of hedging a portion of this risk.

   With the Company's significant level of long-term debt, changes in the interest rate environment can have a major impact on the Company's earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

   The manufacturing of some of the Company's products requires the use of commodities which are subject to market fluctuations. In order to limit the unanticipated earnings fluctuations from such market fluctuations, the Company selectively enters into commodity price swaps, primarily for silver, used in the production of dental amalgam. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreement to effectively hedge commodity risks.

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2003, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap. Completion of this exchange allowed the Company to pay down debt and the forward-starting interest rate swap locks in the rate of borrowing for future Swiss franc variable rate debt, that will arise upon the maturity of the Company's fixed rate Swiss franc notes in 2005, at 4.2% for a term of seven years.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. In November 2002, the Company entered into a commodity price swap agreement with notional amounts totaling 300,000 troy ounces of silver bullion to hedge forecasted purchases throughout calendar year 2003. The average fixed rate of this agreement is $4.65 per troy ounce. The Company generally hedges between 33% and 67% of its projected annual silver needs.

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. The forward contracts that are used in this program mature in twelve months or less. The Company generally hedges between 33% and 67% of its anticipated purchases from Japan.

   During 2002 and 2001, the Company recognized net losses of $0.1 million and $0.4 million, respectively, in "Other expense
(income), net", which represented the total ineffectiveness of all cash flow hedges. During 2003, the Company recognized gains of $0.1 million offset by losses of $0.1 million due to ineffectiveness of its cash flow hedges.

   As of December 31, 2003, $0.3 million of deferred net gains on derivative instruments recorded in "Accumulated other comprehensive gain (loss)" are expected to be reclassified to current earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate such a reclassification include the sale of inventory that includes previously hedged purchases made in Japanese yen. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months.

Fair Value Hedges

   The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2003 and 2002, the accumulated fair value of the interest rate swap was $14.1million and $10.9 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2003 and 2002.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. As of December 31, 2003 and 2002, the accumulated fair value of the cross-currency element of the integrated transaction was $56.6 million and $52.3 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2003 and 2002.See Hedges of Net Investments in Foreign Operations below for further information related to the cross-currency element of the integrated transaction.

Hedges of Net Investments in Foreign Operations

   The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

   At December 31, 2003 and 2002, the Company had Swiss franc-denominated and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its Swiss and Japanese subsidiaries. At December 31, 2003, the Company also had Euro-denominated debt designated as a hedge of a designated portion of the net assets of its European subsidiaries, due to the change in the cross-currency element of the integrated transaction discussed below. At December 31, 2003 and 2002, the accumulated translation losses related to foreign currency denominated-debt included in Accumulated Other Comprehensive income (loss) were $83.5 million and $26.4 million, respectively.

   In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, including the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continue to be marked-to-market.

   No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of LIBOR plus 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent.

   Since, as a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds, the Company designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment. Since March 2003, the effect of currency on the Euro 350 million Eurobonds of $ 35.2 million has been recorded as part of Accumulated Other Comprehensive income (loss).

Other

   As of December 31, 2003, the Company had recorded assets representing the fair value of derivative instruments of $8.4 million in "Prepaid expenses and other current assets" and $62.5 million in "Other noncurrent assets" on the balance sheet and liabilities representing the fair value of derivative instruments of $1.8 million in "Accrued liabilities" and $5.8 million in "Other noncurrent liabilities".

In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, are included "Accumulated other comprehensive income (loss)".


NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases
   The Company leases automobiles and machinery and equipment and certain office, warehouse, and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $20.7 million for 2003, $17.4 million for 2002, and $12.0 million for 2001.

   Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

2004                                       $ 18,115
2005                                         11,778
2006                                          7,855
2007                                          4,420
2008                                          2,965
2009 and thereafter                           6,830
                                           $ 51,963

Litigation

   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related  products.  On January 5, 1999 the  Department of
Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties are proceeding under the briefing schedule issued by the Third Circuit.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have filed a petition with the Third Circuit to hear an interlocutory appeal of this decision. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In September 2003, the Plaintiff filed a Motion for class certification, which the Company opposed. Oral arguments were held in December 2003, and in January, 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of Advance(R), to repair or reperform dental procedures. The Company has filed a Writ of Mandate in the appellate court seeking reversal of the class certification. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.

Other
   The Company has no material non-cancelable purchase commitments.

   The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined in the agreements), the Company's liability would be approximately $11.4 million at December 31, 2003.

   Noncurrent Income Taxes Payable, included as part of Other Noncurrent Liabilities (Note 12), represent accruals for tax contingencies, the majority of which are attributable to acquired companies. These reserves were established at the time of purchase to provide for the adverse outcome of tax proceedings related to pre-acquisition periods. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company may record incremental tax expense or reductions of excess purchase price based on the outcome of such matters. The change from 2002 to 2003 of $22.1 million is primarily related the reversal of preacquisition tax contingencies as discussed in Note 9.


NOTE 19 - ACCOUNTING CHARGES AND RESERVE REVERSALS


   In the first and second quarters of 2003, the Company recorded pretax charges of $4.1 million and $5.5 million, respectively, related primarily to adjustments to inventory, accounts receivable, and prepaid expense accounts at one division in the United States and two international subsidiaries. All of these operating units had been involved in integrating one or more of the acquisitions completed in 2001. Of the $9.6 million in total pretax charges recorded in the first and second quarters of 2003, $2.4 million were determined to be properly recorded as changes in estimate, $0.4 million were determined to be errors between the first and second quarters of 2003, and the remaining $6.8 million ($4.6 million after tax) were determined to be errors relating in prior periods ("Charge Errors"). The Charge Errors included $3.0 million related to inaccurate reconciliations and valuation of inventory, $2.0 million related to inaccurate reconciliations and valuation of accounts receivable, $1.3 million related to unrecoverable prepaid expenses and $0.5 million related to other accounts. Had the Charge Errors been recorded in the proper period, net income as reported would have been decreased by $0.6 million ($0.01 per diluted share) in 2001 and $4.0 million ($0.05 per diluted share) in 2002. Recording the effect of the Charge Errors in 2003 reduced net income by $4.6 million ($0.06 per diluted share).

   In addition to the aforementioned, in the first and second quarters of 2003, the Company determined that $4.8 million in reserves reversed in 2003 and $4.1 million of reserves reversed in 2001 and 2002 should have been reversed in earlier years or had been erroneously established ("Reserve Errors). The Reserve Errors occurred in 2000 through 2002 and related primarily to asset valuation accounts and accrued liabilities, including (on a pre-tax basis) $5.1 million related to product return provisions, $1.1 million related to bonus accruals, $0.8 million related to product warranties, $0.7 million related to inventory valuation and $1.2 million related to other accounts. Had the Reserve Errors been recorded in the proper period, they would have increased net income as reported by $0.8 million ($0.01 per diluted share) in 2000, $1.8 million ($0.02 per diluted share) in 2001 and $0.7 million ($0.01 per diluted share) in 2002. Recording the effect of the Reserve Errors in 2003 increased net income by $3.3 million ($0.04 per diluted share).

   The above described charges (including the $2.4 million changes in estimates) and Reserve Errors amounted to $19.9 million (pre-tax) on an absolute basis and occurred from 2000 through the second quarter of 2003. Included in this total, are $2.0 million of Reserve Errors and $0.4 million of Charge Errors that originated and reversed in different quarters of same year. In the aggregate, had the Charge Errors and Reserve Errors described above been recorded in the proper period, reported net income would have increased by $0.8 million ($0.01 per diluted share) in 2000, $1.2 million ($0.02 per diluted share) in 2001 and decreased by $3.4 million ($0.04 per diluted share) in 2002. The effect of recording the Reserve Errors and Charge Errors in 2003 reduced net income by $1.3 million ($0.02 per diluted share).

   The Company performed an analysis of the Charge Errors and Reserve Errors on both a qualitative and quantitative basis and concluded that the errors were not material to the results of operations and financial position of the Company for the years ended December 31, 2000, 2001, 2002 and 2003. Accordingly, prior period financial statements have not been restated.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First           Second           Third          Fourth           Total
                                                          Quarter          Quarter         Quarter         Quarter           Year
                                                                           (in thousands, except per share amounts)
2003

Net sales                                                $371,236        $394,478        $375,503        $429,708        $1,570,925
Gross profit                                              182,762         198,075         183,801         208,563           773,201
Operating income                                           60,524          69,840          63,781          73,838           267,983
Income from continuing operations                          37,439          43,450          40,287          48,677           169,853
Income from discontinued operations                           828             768           1,027           1,707             4,330
Net income                                               $ 38,267        $ 44,218        $ 41,314        $ 50,384        $  174,183

Earnings per common share - basic
  Continuing operations                                    $ 0.48          $ 0.55          $ 0.51          $ 0.62            $ 2.16
  Discontinued operations                                    0.01            0.01            0.01            0.02              0.05
Total earnings per common share - basic                    $ 0.49          $ 0.56          $ 0.52          $ 0.64            $ 2.21

Earnings per common share - diluted
  Continuing operations                                    $ 0.47          $ 0.54          $ 0.50          $ 0.60            $ 2.11
  Discontinued operations                                    0.01            0.01            0.01            0.02              0.05
Total earnings per common share - diluted                  $ 0.48          $ 0.55          $ 0.51          $ 0.62            $ 2.16

Cash dividends declared per common share                  $ 0.046         $ 0.046         $0.0525         $0.0525           $ 0.197

2002

Net sales                                                $331,650        $361,601        $340,301        $384,048        $1,417,600
Gross profit                                              163,169         178,654         171,239         191,349           704,411
Operating income                                           55,715          62,945          59,539          71,253           249,452
Income from continuing operations                          32,148          35,810          34,900          40,783           143,641
Income from discontinued operations                           948           1,010             866           1,487             4,311
Net income                                               $ 33,096        $ 36,820        $ 35,766        $ 42,270        $  147,952

Earnings per common share - basic
  Continuing operations                                    $ 0.41          $ 0.46          $ 0.45          $ 0.52            $ 1.84
  Discontinued operations                                    0.01            0.01            0.01            0.02              0.05
Total earnings per common share - basic                    $ 0.42          $ 0.47          $ 0.46          $ 0.54            $ 1.89

Earnings per common share - diluted
  Continuing operations                                    $ 0.40          $ 0.45          $ 0.44          $ 0.51            $ 1.80
  Discontinued operations                                    0.01            0.01            0.01            0.02              0.05
Total earnings per common share - diluted                  $ 0.41          $ 0.46          $ 0.45          $ 0.53            $ 1.85

Cash dividends declared per common share                  $ 0.046         $ 0.046         $ 0.046         $ 0.046           $ 0.184



   As described in Note 19, the Company recorded pre-tax charges of $4.1 million and $5.5 million in the first and second quarters of 2003, respectively.; Of these amounts, $3.3 million and $3.5 million, respectively, were determined to be errors related primarily to prior years and $0.8 million and $1.6 million, respectively, were determined to be changes in estimates. In addition $0.4 of charges recognized in the second quarter of 2003, should have been recognized in the first quarter of 2003 Also in the first and second quarters of 2003, the Company reversed $2.4 million and $4.4 million, respectively, of certain reserves that should have been reversed in earlier periods or had been erroneously established, including $2.0 million of reserves reversed in the second quarter of 2003 that should have been
reversed in the first quarter of 2003.    If the above described
errors had been recorded in the proper periods, net income would have been higher by $1.7 million ($0.02 per diluted share) in the first quarter of 2003 and lower by $0.4 million (less than $0.01 per diluted share) in the second quarter of 2003.

   Of the above described charge errors, $6.0 million should have been recorded as an expense in 2002. Of this amount, $2.1 million (pre-tax) is related to physical inventory-related issues at one of the Company's operations in the United States. While the Company has concluded that the inventory issues arose in 2002, due to the nature of the issues, the Company is unable to allocate the $2.1 million to any interim period within 2002. If the remaining $3.9 million of pre-tax charge errors ($2.6 million after-tax) had been recorded in the appropriate interim periods, net income would have decreased by $0.4 million (less than $0.01 per diluted share) in the first quarter of 2002, $1.1 million ($0.01 per diluted share) in the second quarter of 2002, $0.3 million (less than $0.01 per diluted share) in the third quarter of 2002 and $0.8 million ($0.01 per diluted share) in the fourth quarter of 2002.

   Of the above described reserve errors, $1.0 million pre-tax, should have been recorded as a reduction of expense in 2002, net
of the impact of reserves that reversed in error in 2002.   If
these reserves and reversals had been recorded in the appropriate interim periods net income would have decreased by $0.3 million (less than $0.01 per diluted share) in the first quarter of 2002, increased by $0.6 million ($0.01 per diluted share) in the second quarter of 2002, decreased by $0.6 million ($0.01 per diluted share) in the third quarter of 2002, and increased by $1.0 million ($0.01 per diluted share) in the fourth quarter of 2002.


Supplemental Stock Information

   The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:



                                          Market Range of Common Stock             Period-end            Cash
                                                                                   Closing             Dividend
                                            High                  Low                Price             Declared
          2003
First Quarter                            $ 37.95               $ 32.10             $ 34.79             $0.04600
Second Quarter                             41.10                 32.35               40.96              0.04600
Third Quarter                              47.05                 40.41               44.84              0.05250
Fourth Quarter                             47.40                 41.85               45.17              0.05250

          2002
First Quarter                            $ 37.93               $ 31.60             $ 37.06             $0.04600
Second Quarter                             40.95                 35.25               36.91              0.04600
Third Quarter                              43.50                 31.25               40.17              0.04600
Fourth Quarter                             43.10                 31.89               37.20              0.04600

          2001
First Quarter                            $ 26.67               $ 21.67             $ 24.33             $0.04583
Second Quarter                             31.07                 23.33               29.57              0.04583
Third Quarter                              31.63                 26.01               30.63              0.04583
Fourth Quarter                             34.69                 28.62               33.47              0.04584


All amounts reflect the 3-for-2 stock split effective January 31, 2002.

     The Company estimates, based on information supplied by its transfer agent, that there are approximately 26,700 holders of common stock, including 493 holders of record.

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DENTSPLY INTERNATIONAL INC.


                                   By:/s/ Gerald K. Kunkle, Jr.

                                    -----------------------------
                                      Gerald K. Kunkle, Jr.
                                      Vice Chairman of the Board
                                      and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John C. Miles II                                            March 15, 2004
-------------------------                                   --------------------
John C. Miles II                                                    Date

Chairman of the Board and a Director


/s/ Gerald K. Kunkle, Jr.                                       March 15, 2004
----------------------------                                --------------------
Gerald K. Kunkle, Jr.                                               Date
Vice Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ Bret W. Wise                                                March 15, 2004
-------------------------                                  --------------------
Bret W. Wise                                                       Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dr. Michael C. Alfano                                       March 15, 2004
-------------------------                                   --------------------
Dr. Michael C. Alfano                                              Date
Director



/s/ Paula H. Cholmondeley                                       March 15, 2004
-------------------------                                  --------------------
Paula H. Cholmondeley                                              Date
Director

/s/ Michael J. Coleman                                          March 15, 2004
-------------------------                                   --------------------
Michael J. Coleman                                                 Date
Director


/s/ William F. Hecht                                           March 15, 2004
-------------------------                                   --------------------
William F. Hecht                                                  Date
Director


/s/ Leslie A. Jones                                             March 15, 2004
-------------------------                                  --------------------
Leslie A. Jones                                                    Date
Director


/s/ Betty Jane Scheihing                                        March 15, 2004
-------------------------                                   --------------------
Betty Jane Scheihing                                                Date
Director


/s/Edgar H. Schollmaier                                         March 15, 2004
-------------------------                                   --------------------
Edgar H. Schollmaier                                               Date
Director


/s/ W. Keith Smith                                              March 15, 2004
-------------------------                                   --------------------
W. Keith Smith                                                      Date
Director