Form 10-Q
period 2004-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2004-05-10
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31,2004

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

                        Commission File Number 0-16211

                          DENTSPLY International Inc.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                   39-1434669
     ---------------------------------------------------------------------
               (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)     Identification No.)


               221 West Philadelphia Street, York, PA    17405-0872
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

                               ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2004 the Company had 80,538,205 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                       For Quarter Ended March 31, 2004

                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      21

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  28

   Item 4 - Controls and Procedures                      28


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            29

   Item 2 - Changes in Securities and Use of Proceeds    29

   Item 6 - Exhibits and Reports on Form 8-K             30

Signatures                                               31

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                             Three Months Ended
                                                                  March 31,

                                                            2004         2003
                                                          (in thousands, except
                                                            per share amounts)

Net sales                                                $ 415,381    $ 371,236
Cost of products sold                                      210,524      188,474

Gross profit                                               204,857      182,762
Selling, general and administrative expenses               134,027      122,238
Restructuring and other costs (Note 9)                         724         --

Operating income                                            70,106       60,524

Other income and expenses:
  Interest expense                                           5,947        6,094
  Interest income                                             (674)        (266)
  Other (income) expense, net                                  223         (510)

Income before income taxes                                  64,610       55,206
Provision for income taxes                                  18,842       17,767

Income from continuing operations                           45,768       37,439

Income from discontinued operations, net of tax
  (Including gain on sale in 2004 of $43,031) (Note 6)      43,064          828

Net income                                               $  88,832    $  38,267

Earnings per common share - basic (Note 3)
  Continuing operations                                  $    0.57    $    0.48
  Discontinued operations                                     0.54         0.01
Total earnings per common share - basic                  $    1.11    $    0.49

Earnings per common share - diluted (Note 3)
  Continuing operations                                  $    0.56    $    0.47
  Discontinued operations                                     0.53         0.01
Total earnings per common share  - diluted               $    1.09    $    0.48


Cash dividends declared per common share                 $ 0.05250    $ 0.04600


Weighted average common shares outstanding (Note 3):
     Basic                                                  79,922       78,442
     Diluted                                                81,501       80,007

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                   March 31,     December 31,
                                                                                      2004           2003
                                                                                        (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                $   287,710    $   163,755
        Accounts and notes receivable-trade, net                                     248,387        241,385
        Inventories, net (Notes 1 and 7)                                             207,836        205,587
        Prepaid expenses and other current assets                                     89,711         88,463
        Assets held for sale (Note 6)                                                   --           28,262

           Total Current Assets                                                      833,644        727,452

     Property, plant and equipment, net                                              374,567        376,211
     Identifiable intangible assets, net                                             241,837        246,475
     Goodwill, net                                                                   957,119        963,264
     Other noncurrent assets                                                         106,314        114,736
     Noncurrent assets held for sale (Note 6)                                          1,802         17,449

Total Assets                                                                     $ 2,515,283    $ 2,445,587

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                         $    78,276    $    86,338
        Accrued liabilities                                                          158,117        172,684
        Income taxes payable                                                          63,546         36,483
        Notes payable and current portion
           of long-term debt                                                          22,763         21,973
        Liabilities of discontinued operations (Note 6)                                 --           20,206

           Total Current Liabilities                                                 322,702        337,684

     Long-term debt                                                                  787,467        790,202
     Deferred income taxes                                                            47,792         51,241
     Other noncurrent liabilities                                                    143,394        142,704
     Noncurrent liabilities of discontinued operations (Note 6)                         --            1,269
           Total Liabilities                                                       1,301,355      1,323,100

     Minority interests in consolidated subsidiaries                                     313            418

     Commitments and contingencies (Note 11)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                           --             --
        Common stock, $.01 par value; 200 million shares authorized;
            81.4 million shares issued at March 31, 2004 and December 31, 2003           814            814
        Capital in excess of par value                                               179,557        166,952
        Retained earnings                                                            974,211        889,601
        Accumulated other comprehensive income                                        91,020        104,920
        Unearned ESOP compensation                                                      --             (380)
        Treasury stock, at cost, 1.2 million shares at March 31, 2004
           and 2.1 million shares at December 31, 2003                               (31,987)       (39,838)

           Total Stockholders' Equity                                              1,213,615      1,122,069

Total Liabilities and Stockholders' Equity                                       $ 2,515,283    $ 2,445,587

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------

                                                                       2004        2003
                                                                        (in thousands)
Cash flows from operating activities:

Income from continuing operations                                  $  45,768    $  37,439

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                        10,883        9,364
  Amortization                                                         2,140        2,089
  Restructuring and other costs                                          724         --
  Cash flows from discontinued operating activities                   (2,665)        (492)
  Other, net                                                          (9,509)      (5,360)

Net cash provided by operating activities                             47,341       43,040

Cash flows from investing activities:

Capital expenditures                                                 (11,162)     (17,968)
Acquisitions of businesses, net of cash acquired                     (16,000)      (2,354)
Expenditures for identifiable intangible assets                         --           --
Proceeds from sale of Gendex                                         102,500         --
Cash flows used in discontinued operations' investing activities        (357)        (326)
Other, net                                                            (1,599)          92

Net cash provided by (used in) investing activities                   73,382      (20,556)

Cash flows from financing activities:

Payments on long-term borrowings                                        (574)      (1,475)
Proceeds from long-term borrowings, net of
 deferred financing costs                                               --             23
Net change in short-term borrowings                                      305         (224)
Cash paid for treasury stock                                         (11,944)        --
Cash dividends paid                                                   (4,159)      (3,606)
Proceeds from exercise of stock options                               21,915        2,156

Net cash provided by (used in) financing activities                    5,543       (3,126)

Effect of exchange rate changes on cash and cash equivalents          (2,311)       1,168

Net increase in cash and cash equivalents                            123,955       20,526

Cash and cash equivalents at beginning of period                     163,755       25,652

Cash and cash equivalents at end of period                         $ 287,710    $  46,178

See accompanying notes to unaudited interim consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2004


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 15, 2004 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At March 31, 2004, the cost of $12.4 million or 6% and at December 31, 2003, the cost of $11.4 million or 6% of inventories were determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $1.3 million at March 31, 2004 and by $1.0 million at December 31, 2003.

Identifiable Finite-lived Intangible Assets

   Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. The Company performs ongoing impairment analysis on intangible assets related to new technology. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that an annual impairment approach be applied to goodwill and indefinite-lived intangible assets. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $6.1 million during the three months ended March 31, 2004 to $957.1 million, which was due primarily to the effects of foreign currency translation.

Derivative Financial Instruments

   The Company records all derivative instruments on the balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities".

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

   Certain of the Company's customers are offered cash rebate programs based on targeted sales increases. The Company has three primary programs which include the precious metal alloy rebate program, the Corporate general dental practices program and the Corporate group dental practices program. These rebate programs are developed to incent the customers to purchase product quantities in excess of their previous year activity. Some programs are tailored to a specific customer while others are based on generic guidelines offered to a broad group of customers. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

   The Company establishes a provision recorded against revenue for product returns in instances when incorrect products or quantities are inadvertently shipped. In addition, the Company establishes provisions for costs or losses that are expected with regard to returns for which revenue has been recognized for event-driven circumstances relating to product quality issues, complaints and / or other product specific issues.

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

                                                               Three Months Ended March 31,
                                                                 2004                   2003
                                                        (in thousands, except per share amounts)

Net income, as reported                                       $ 88,832                $ 38,267
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                                    (3,251)                 (2,694)
Pro forma net income                                          $ 85,581                $ 35,573

Basic earnings per common share
  As reported                                                 $   1.11                $   0.49
  Pro forma under fair value based method                     $   1.07                $   0.45

Diluted earnings per common share
  As reported                                                 $   1.09                $   0.48
  Pro forma under fair value based method                     $   1.05                $   0.44

NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:

                                                          Three Months Ended
                                                              March 31,
                                                          2004        2003
                                                           (in thousands)
Net income                                             $ 88,832    $ 38,267
Other comprehensive income:
    Foreign currency translation adjustments            (10,981)     23,496
    Unrealized gain on available-for-sale securities         23       1,294
    Net loss on derivative financial
      instruments                                        (2,942)     (1,687)
Total comprehensive income                             $ 74,932    $ 61,370

   During the period ended March 31, 2004, foreign currency translation adjustments included translation losses of $14.9 million offset by gains of $3.9 million on the Company's loans designated as hedges of net investments. During the period ended March 31, 2003, the Company had translation gains of $27.1 million offset by losses of $3.6 million on its loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:


                                                            March 31,   December 31,
                                                              2004        2003
                                                               (in thousands)
Foreign currency translation adjustments                  $  98,551    $ 109,532
Net loss on derivative financial
  instruments                                                (6,495)      (3,553)
Unrealized gain on available-for-sale securities                174          151
Minimum pension liability                                    (1,210)      (1,210)
                                                          $  91,020    $ 104,920

   The cumulative foreign currency translation adjustments included translation gains of $178.2 million and $193.0 million as of March 31, 2004 and December 31, 2003, respectively, offset by losses of $79.6 million and $83.5 million, respectively, on loans designated as hedges of net investments.

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three Months Ended
                                                                 March 31,
                                                              2004     2003
                                                          (in thousands, except
                                                            per share amounts)
Basic Earnings Per Common Share Computation

Income from continuing operations                           $45,768   $37,439
Income from discontinued operations                          43,064       828
Net income                                                  $88,832   $38,267

Common shares outstanding                                    79,922    78,442

Earnings per common share from continuing operations        $  0.57   $  0.48
Earnings per common share from discontinued operations         0.54      0.01
Total earnings per common share - basic                     $  1.11   $  0.49

Diluted Earnings Per Common Share Computation Computation

Income from continuing operations                           $45,768   $37,439
Income from discontinued operations                          43,064       828
Net income                                                  $88,832   $38,267

Common shares outstanding                                    79,922    78,442
Incremental shares from assumed exercise
    of dilutive options                                       1,579     1,565
Total shares                                                 81,501    80,007

Earnings per common share from continuing operations        $  0.56   $  0.47
Earnings per common share from discontinued operations         0.53      0.01
Total earnings per common share - diluted                   $  1.09   $  0.48


   Options to purchase 1.4 million and 1.6 million shares of common stock that were outstanding during the quarter ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


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

      In a separate agreement, as amended, the Company acquired the know-how, patent and trademark rights to the non-injectible periodontal anesthetic product known as Oraqix with a purchase price composed of the following: a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued and classified within the restructuring and other costs line item during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA was approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The NDA application was approved in December 2003 and as a result the remaining payments of $16.0 million became due and were accrued in 2003 and the payments were made in January 2004. These payments were capitalized and will be amortized over the term of the licensing agreements.


NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended March 31, 2004 and 2003.

   Operating businesses are organized into five operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its chief operating decision-maker. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes. A description of the activities provided within each of the Company's five reportable segments follows:

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

Endodontics/Professional Division Dental Consumables/Asia

   This business group includes the responsibility for the design and manufacturing for endodontic products in the U.S., Switzerland and Germany; certain small equipment and chairside consumable products in the U.S.; and laboratory products in China. The business is responsible for sales and distribution of all Company products throughout Asia - except Japan; all Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany; and certain small equipment and chairside consumable products in the U.S.

Dental Consumables - United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   This business group includes responsibility for the design and manufacture of dental laboratory products in Germany and the Netherlands and the sales and distribution of these products in Europe, Eastern Europe, Middle East, Africa and the CIS. The group also has responsibility for sales and distribution of the Company's other dental products in France, United Kingdom, Italy, Middle East, Africa and the CIS.

Australia/Canada/Latin America/U.S. Pharmaceutical

   This business group includes responsibility for the design, manufacture, sales and distribution of dental anesthetics in the U.S. and Brazil; chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of all Company dental products sold in Australia, Canada, Latin America and Mexico.

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

   Generally, the Company evaluates performance of the operating groups based on the groups' operating income and net third party sales excluding precious metal content.

   The following tables set forth information about the Company's operating groups for March 31, 2004 and 2003:

Third Party Net Sales

                                             Three Months Ended March 31,
                                                 2004        2003
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 69,302   $ 64,380
Endodontics/Professional Division
  Dental Consumables/Asia                        99,358     89,556
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                           129,236    107,958
Australia/Canada/Latin America/
  U.S. Pharmaceutical                            27,463     25,197
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          86,390     79,857
All Other (a)                                     3,632      4,288
Total                                          $415,381   $371,236

Third Party Net Sales, excluding precious metal content

                                            Three Months Ended March 31,
                                                  2004       2003
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 66,836   $ 60,652
Endodontics/Professional Division
  Dental Consumables/Asia                        98,027     88,511
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                            87,317     69,431
Australia/Canada/Latin America/
  U.S. Pharmaceutical                            27,335     24,945
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          75,857     69,059
All Other (a)                                     3,632      4,288
Total                                           359,004    316,886
Precious Metal Content                           56,377     54,350
Total including Precious Metal Content         $415,381   $371,236


Intersegment Net Sales
                                               Three Months Ended March 31,
                                                   2004         2003
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  54,778    $  45,523
Endodontics/Professional Division
  Dental Consumables/Asia                         38,921       38,006
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             23,444       21,538
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              9,237        7,191
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            7,256        7,133
All Other (a)                                     41,965       40,933
Eliminations                                    (175,601)    (160,324)
Total                                          $    --      $    --

Segment Operating Income
                                              Three Months Ended March 31,
                                                  2004        2003
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 19,048    $ 16,167
Endodontics/Professional Division
  Dental Consumables/Asia                        38,961      37,034
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                            12,017       5,637
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             2,910       2,274
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          13,383      10,870
All Other (a)                                   (15,489)    (11,458)
Segment Operating Income                         70,830      60,524

Reconciling Items:
Restructuring and other costs (income)              724        --
Interest Expense                                  5,947       6,094
Interest Income                                    (674)       (266)
Other (income) expense, net                         223        (510)
Income before income taxes                     $ 64,610    $ 55,206


Assets
                                                  March 31,    December 31,
                                                    2004          2003
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $   190,611    $   187,248
Endodontics/Professional Division
  Dental Consumables/Asia                        1,218,533      1,215,723
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              581,464        590,208
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              275,941        256,299
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            311,294        311,782
All Other (a)                                      (62,560)      (115,673)
Total                                          $ 2,515,283    $ 2,445,587

(a) Includes: two operating divisions not managed by named segments, operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

NOTE 6 - DISCONTINUED OPERATIONS


   During the fourth quarter of the year ended December 31, 2003, the Company's management and board of directors made the decision to divest of its Gendex equipment business. The sale of Gendex narrows the Company's product lines to focus primarily on dental consumables. Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. On December 11, 2003, the Company entered into a definitive agreement to sell the assets and related liabilities of the Gendex business to Danaher Corporation for $102.5 million cash, plus the assumption of certain pension liabilities. The agreement also contains a provision for a post-closing adjustment to the purchase price based on changes in certain balance sheet accounts. The transaction closed on February 27, 2004. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax).

   Also during the fourth quarter of the year ended December 31, 2003, the Company's management and board of directors made a decision to discontinue the operations of the Company's dental needle business.

   The Gendex business and the dental needle business are distinguishable as separate components of the Company in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The Gendex business and the needle business were classified as held for sale at December 31, 2003 in accordance with SFAS
144. The statements of operations and related financial statement disclosures for all prior years have been restated to present the Gendex business and needle business as discontinued operations separate from continuing operations.

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                 Three Months Ended March 31,
                                 ----------------------------

                                      2004      2003
                                      (in thousands)
Net sales                           $16,911   $24,951
Gain on sale of Gendex               72,943      --
Income before income taxes
 (including gain on sale in 2004)    73,109     1,513

   The following assets and liabilities are reclassified as held for sale for the periods presented as follows:

                                                              March 31, December 31,
                                                                2004      2003
                                                                  (in thousands)
Accounts and notes receivable-trade, net                       $  --     $10,626
Inventories, net                                                  --      16,848
Prepaid expenses and other current assets                         --         788
Current assets of discontinued operations held for sale        $  --     $28,262

Property, plant and equipment, net                             $ 1,802   $ 7,656
Identifiable intangible assets, net                               --       4,022
Goodwill, net                                                     --       5,771
Noncurrent assets of discontinued operations held for sale     $ 1,802   $17,449

Accounts payable                                               $  --     $10,021
Accrued liabilities                                               --      10,185
Current liabilities of discontinued operations                 $  --     $20,206

Other noncurrent liabilities                                   $  --     $ 1,269
Noncurrent liabilities of discontinued operations              $  --     $ 1,269

NOTE 7 - INVENTORIES


   Inventories consist of the following:

                                    March 31,   December 31,
                                       2004        2003
                                         (in thousands)

Finished goods                       $125,365   $123,290
Work-in-process                        41,099     41,997
Raw materials and supplies             41,372     40,300

                                     $207,836   $205,587




NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:



                                                                       Other Postretirement
                                         Pension Benefits                     Benefits
                                 --------------------------------   -----------------------------
                                    Three Months Ended March 31,     Three Months Ended March 31,
                                        2004          2003             2004          2003
                                                         (in thousands)
Service cost                         $   638        $   549        $    67        $    35
Interest cost                            934            789            171            109
Expected return on plan assets          (128)          (127)          (171)          (103)
Net amortization and deferral            117             84            116             63

Net periodic benefit cost            $ 1,561        $ 1,295        $   183        $   104


   Information related to the funding of the Company's benefit plans for 2004 is as follows:


                                                             Other
                                            Pension      Postretirement
                                            Benefits       Benefits
                                                (in thousands)
Actual, March 31, 2004                        $  644       $  527
Projected for the remainder of the year        2,473          518
Total for year                                $3,117       $1,045

NOTE 9 - RESTRUCTURING AND OTHER COSTS


   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. In addition, during 2004, the Company recorded additional charges, incurred during the period, related to these plans of $0.2 million for severance costs, $0.1 million of lease/contract termination costs and $0.4 million of other restructuring costs. This restructuring plan will result in the elimination of approximately 65 administrative and manufacturing positions primarily in the United States, 35 of which remain to be eliminated as of March 31, 2004. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. This plan is expected to be complete by December 31, 2004. The major components of these charges and the remaining outstanding balances at March 31, 2004 are as follows:


                                                Amounts                       Amounts          Balance
                                   2003          Applied         2004          Applied         March 31,
                               Provisions         2003        Provisions        2004             2004
Severance                        $   908        $   (49)       $   186        $  (396)       $   649
Lease/contract
  terminations                       562           (410)            82           (138)            96
Other restructuring
  costs                               27            (27)           456           (250)           206
Intangible and other asset
  impairment charges               3,000         (3,000)          --             --             --
                                 $ 4,497        $(3,486)       $   724        $  (784)       $   951

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

   As part of combining Austenal with the Company in 2002, $4.4 million of liabilities were established through purchase accounting for the restructuring of the acquired company's operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. During 2003, the Company reversed a total of $1.1 million, which was recorded to goodwill, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan included the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany. This plan was substantially complete at March 31, 2004.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at March 31, 2004 are as follows:

                                                                                              Change
                                                                                            in Estimate
                                       Amounts                                               Recorded
                                      Recorded                                                Through
                                      Through         Amounts     Change        Amounts      Purchase     Amounts    Balance
                          2002         Purchase       Applied    in Estimate    Applied     Accounting   Applied    March 31,
                       Provisions    Accounting        2002         2002         2003         2003         2004        2004
Severance                 $ 541        $ 2,927      $ (530)      $ (164)      $ (988)        $ (878)    $ (452)       $ 456
Lease/contract
  terminations              895          1,437        (500)         120         (665)          (245)      (105)         937
Other restructuring
  costs                      38             60         (60)         (36)           -              -          -            2
Fixed asset
  impairment charges        195              -         (195)          -            -              -          -            -
                         $1,669        $ 4,424      $(1,285)      $ (80)      $(1,653)      $(1,123)    $ (557)      $1,395



   During the fourth quarter 2003, the Company made the decision to discontinue the operations of its dental needle business. The business consists of one manufacturing location which ceased operations on March 31, 2004. As a result of this decision, the Company recorded a charge in the fourth quarter of 2003 of $1.6 million included in income from discontinued operations. Included in this charge were severance costs of $0.4 million, fixed asset impairment charges of $0.5 million, $0.4 million of impairment charges related to goodwill and other restructuring costs of $0.3 million. In addition, during 2004, the Company recorded additional charges, incurred during the period, related to this closing of $0.1 million for severance costs and $0.1 million of other restructuring costs. This plan resulted in the elimination of approximately 55 administrative and manufacturing positions in the United States. This plan was substantially complete at March 31, 2004. The major components of these charges and the remaining outstanding balances at March 31, 2004 are as follows:

                                                     Amounts                      Amounts        Balance
                                       2003          Applied        2004         Applied        March 31,
                                    Provisions        2003       Provisions       2004           2004
Severance                            $   405        $  --          $    78        $  --        $  483
Other restructuring costs                300           (300)           125           (125)        --
Fixed asset impairment charges           520           (520)          --             --           --
Goodwill impairment charges              360           (360)          --             --           --
                                     $ 1,585        $(1,180)       $   203        $  (125)      $ 483


NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

   With the Company's significant level of long-term debt, changes in the interest rate environment can have a significant impact on the Company's earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2004, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap. Completion of this exchange allowed the Company to pay down debt and the forward-starting interest rate swap locks in the rate of borrowing for future Swiss franc variable rate debt, that will arise upon the maturity of the Company's fixed rate Swiss franc notes in 2005, at 4.2% for a term of seven years.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. In April 2004, the Company entered into a commodity price swap agreement with notional amounts totaling 80,000 troy ounces of silver bullion, used in the production of its amalgam products, to hedge forecasted purchases throughout the remainder of calendar year 2004. The average fixed rate of this agreement is $5.95 per troy ounce. The Company generally hedges between 33% and 67% of its projected annual silver needs related to these products. Additionally, in April 2004, the Company entered into a commodity price swap agreement with notional amounts totaling 1,200 troy ounces of platinum bullion, used in the production of its impression material products, to hedge forecasted purchases throughout the remainder of calendar year 2004. The average fixed rate of this agreement is $781.00 per troy ounce. The Company generally hedges between 33% and 67% of its projected annual platinum needs related to these products.

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. The forward contracts that are used in this program mature in twelve months or less. The Company generally hedges between 33% and 67% of its anticipated purchases from Japan.

Fair Value Hedges

   The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate ("LIBOR"))
Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of March 31, 2004 and December 31, 2003, the accumulated fair value of the interest rate swap was $19.0 million and $14.1 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at March 31, 2004 and December 31, 2003.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. As of March 31, 2004 and December 31, 2003, the accumulated fair value of the cross-currency element of the integrated transaction was $49.4 million and $56.6 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at March 31, 2004 and December 31, 2003. See Hedges of Net Investments in Foreign Operations below for further information related to the cross-currency element of the integrated transaction.

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

   At March 31, 2004 and December 31, 2003, the Company had Euro-denominated, Swiss franc-denominated and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. During 2003, the Company designated its Euro-denominated debt as a hedge of a portion of the net assets of its European subsidiaries, due to the change in the cross-currency element of the integrated transaction discussed below. At March 31, 2004 and December 31, 2003, the accumulated translation gains and losses related to foreign currency denominated-debt included in Accumulated Other Comprehensive income (loss) were $79.6 million and $83.5 million, respectively.

   In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, including the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continues to be marked-to-market.

   No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of LIBOR plus 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent.

   Since, as a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds, the Company designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment. Since March 2003, the effect of currency on the Euro 350 million Eurobonds of $30.5 million has been recorded as part of "Accumulated other comprehensive income".

Other

   The aggregate net fair value of the Company's derivative instruments at March 31, 2004 and December 31, 2003 was $59.8 million and $63.1 million, respectively.

   In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future, to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans are included in "Accumulated other comprehensive income ".

NOTE 11- COMMITMENTS AND CONTINGENCIES

   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is remote that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties are proceeding in the appeal under the briefing schedule issued by the Third Circuit.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case filed a petition with the Third Circuit to hear an interlocutory appeal of this decision, which petition was granted on March 26, 2004. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In September 2003, the Plaintiff filed a Motion for class certification, which the Company opposed. Oral arguments were held in December 2003, and in January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company has filed a Writ of Mandate in the appellate court seeking reversal of the class certification and briefing is underway. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.

NOTE 12 - ACCOUNTING CHARGES AND RESERVE REVERSALS

   In the first and second quarters of 2003, the Company recorded pretax charges of $4.1 million and $5.5 million, respectively, related primarily to adjustments to inventory, accounts receivable, and prepaid expense accounts at one division in the United States and two international subsidiaries. All of these operating units had been involved in integrating one or more of the acquisitions completed in 2001. Of the $9.6 million in total pretax charges recorded in the first and second quarters of 2003, $2.4 million were determined to be properly recorded as changes in estimate, $0.4 million were determined to be errors between the first and second quarters of 2003, and the remaining $6.8 million ($4.6 million after tax) were determined to be errors relating to prior periods ("Charge Errors"). The Charge Errors included $3.0 million related to inaccurate reconciliations and valuation of inventory, $2.0 million related to inaccurate reconciliations and valuation of accounts receivable, $1.3 million related to unrecoverable prepaid expenses and $0.5 million related to other accounts.

   In addition to the aforementioned, in the first and second quarters of 2003, the Company determined that $4.8 million in reserves reversed in 2003 and $4.1 million of reserves reversed in 2001 and 2002 should have been reversed in earlier years or had been erroneously established ("Reserve Errors"). The Reserve Errors occurred in 2000 through 2002 and related primarily to asset valuation accounts and accrued liabilities, including (on a pre-tax basis) $5.1 million related to product return provisions, $1.1 million related to bonus accruals, $0.8 million related to product warranties, $0.7 million related to inventory valuation and $1.2 million related to other accounts.

   If the above described errors had been recorded in the proper periods, net income would have been higher by $1.7 million ($0.02 per diluted share) in the first quarter of 2003.

                          DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed within the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

   Dentsply International Inc. is the world's largest manufacturer of professional dental products. The Company is headquartered in the United States, and operates in more than 120 other countries, principally through its foreign subsidiaries. While the United States and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

   The Company monitors numerous benchmarks in evaluating its business, including: (1) internal growth in the United States, Europe and the Pacific Rim; (2) the development and introduction of innovative new products; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. We define "internal growth" as the increase in our net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that we have acquired or divested.

   Management believes that an internal growth rate of 5-6% is a long-term sustainable rate for the Company. During the three months ended March 31, 2004, the Company's overall internal growth was 6.0%. Our internal growth rate in the United States, the largest dental market in the world and which represents approximately 42% of our sales, slowed to 2.0% in the first quarter of 2004, due in part to weak laboratory equipment sales. Management expects that the sales growth will improve in the Company's laboratory product category in the United States throughout 2004, which may result in an improved internal growth rate over the period. In contrast to the United States, the rate of internal growth in the first quarter of 2004 in Europe, which represents approximately 40% of our sales, was 11.0%, due largely to strong growth in implant and endodontic products. Management anticipates continued strong growth in Europe during the remainder of 2004, although the rate may slow from that reported for the first quarter. Our internal growth rate in all other regions, which represents approximately 18% of our sales, was 6.4% due largely to strong growth in the Asian region, excluding Japan. Although a small component of our business (approximately 4% of sales), the Asian region, excluding Japan, has historically been one of the highest growth regions for the Company and management believes it represents a long-term growth opportunity for the industry and the Company. Japan represents the third largest dental market in the world behind the United States and Europe. Japan's dental market growth has been weak as it closely parallels its economic growth. The Company also views the Japanese market as an important growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share.

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

FACTORS IMPACTING COMPARABILITY BETWEEN PERIODS

Accounting Charges and Reserve Reversals

   In the first and second quarters of 2003, the Company recorded pretax charges of $4.1 million and $5.5 million, respectively, related primarily to adjustments to inventory, accounts receivable, and prepaid expense accounts at one division in the United States and two international subsidiaries. All of these operating units had been involved in integrating one or more of the acquisitions completed in 2001. Of the $9.6 million in total pretax charges recorded in the first and second quarters of 2003, $2.4 million were determined to be properly recorded as changes in estimate, $0.4 million were determined to be errors between the first and second quarters of 2003, and the remaining $6.8 million ($4.6 million after tax) were determined to be errors relating to prior periods ("Charge Errors"). The Charge Errors included $3.0 million related to inaccurate reconciliations and valuation of inventory, $2.0 million related to inaccurate reconciliations and valuation of accounts receivable, $1.3 million related to unrecoverable prepaid expenses and $0.5 million related to other accounts.

   In addition to the aforementioned, in the first and second quarters of 2003, the Company determined that $4.8 million in reserves reversed in 2003 and $4.1 million of reserves reversed in 2001 and 2002 should have been reversed in earlier years or had been erroneously established ("Reserve Errors"). The Reserve Errors occurred in 2000 through 2002 and related primarily to asset valuation accounts and accrued liabilities, including (on a pre-tax basis) $5.1 million related to product return provisions, $1.1 million related to bonus accruals, $0.8 million related to product warranties, $0.7 million related to inventory valuation and $1.2 million related to other accounts.

   If the above described errors had been recorded in the proper periods, net income would have been higher by $1.7 million ($0.02 per diluted share) in the first quarter of 2003.

Discontinued Operations

   In December 2003, the Company entered into an agreement to sell its Gendex equipment business to Danaher Corporation. Additionally, the Company announced to its dental needle customers that it was discontinuing production of dental needles. The sale of the Gendex business and discontinuance of dental needle production have been accounted for as discontinued operations pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations for all periods presented have been restated to reclassify the results of operations for both the Gendex equipment and the dental needle businesses as discontinued operations.


RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

Net Sales

   The discussions below summarize the Company's sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2004              2003
                                                                       (in millions)
Net Sales                                                       $ 415.4           $ 371.2
Precious Metal Content of Sales                                   (56.4)            (54.3)
Net Sales Excluding Precious Metal Content                      $ 359.0           $ 316.9


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

   The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are generally adjusted when the prices of underlying precious metals change.

   Net sales during the quarter ended March 31, 2004 increased $44.2 million, or 11.9%, over 2003 to $415.4 million. Net sales, excluding precious metal content, increased $42.1 million, or 13.3%, to $359.0 million. Sales growth, excluding precious metal content,- was comprised of 6.0% internal growth and 7.3% foreign currency translation. The 6.0% internal growth was comprised of 11.0% in Europe, 2.0% in the United States and 6.4% for all other regions combined.

   The internal sales growth during the first quarter of 2004, excluding precious metal content, was highest in Europe with strong growth in dental
implant, endodontic and dental laboratory products.   In the United States,
strong internal sales growth in endodontic and preventive products was offset by negative internal growth in dental laboratory products. The Company experienced positive growth in dental laboratory consumable products but was offset by negative growth in dental laboratory equipment products. The internal growth of 6.4% in all other regions was largely the result of strong growth in the Asian region, excluding Japan.


Gross Profit

   Gross profit was $204.9 million for the quarter ended March 31, 2004 compared to $182.8 million in 2003, an increase of $22.1 million, or 12.1%. Gross profit, including precious metal content, represented 49.3% of net sales in 2004 compared to 49.2% in 2003. The gross profit for 2004, excluding precious metal content, represented 57.1% of net sales compared to 57.7% in 2003. Gross profit as reported would have been higher by $1.7 million in 2003 had the Charge Errors and Reserve Errors been recorded in the proper periods. The decrease in the gross profit percentage excluding precious metal content from 2003 to 2004 was due in part to startup costs that were incurred in the pharmaceutical plant in Chicago as the media and the stability trials were being conducted and duplicate costs that were incurred with the relocation of the distribution facility in Europe where two facilities were operating at the same time. In addition, lower overhead absorption due to reduced production levels compared to the prior year, the negative currency impact of intercompany sourcing transactions and slight product mix and geographic mix changes contributed to the decline.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $11.8 million, or 9.6%, to $134.0 million during the first quarter of 2004 from $122.2 million in 2003. The 9.6% increase in expenses, as reported, reflects increases for the translation impact from a weaker U.S. dollar of approximately $9.7 million. As a percentage of sales, including precious metal content, SG&A expenses decreased to 32.3% compared to 32.9% in 2003. As a percentage of sales, excluding precious metal content, SG&A expenses decreased to 37.3% compared to 38.6% in 2003. SG&A would have been lower by $0.8 million in 2003 had the Charge Errors and Reserve Errors been recorded
in the proper periods.   The continued leveraging of expenses was the primary
reason for the percentage decrease in SG&A expenses from 2003 to 2004.

   During 2004, the Company recorded restructuring and other costs of $0.7 million. These costs were primarily related to the costs incurred in the closure of the Company's European central warehouse in Nijmegan, The Netherlands and transfer of such function to a Company-owned facility in Radolfzell, Germany, and additional charges related to the consolidation of its U.S. laboratory businesses which was initiated in the fourth quarter of 2003. The Company anticipates the remaining costs to complete these restructuring initiatives will be approximately $1.5 million during the remainder of 2004, which will be expensed as the costs are incurred. The transfer of the European warehouse is an effort to improve customer service levels and reduce costs. This relocation was substantially complete at March 31, 2004. The Company made the decision to consolidate the laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan is expected to be complete in late 2004. These plans are projected to result in future annual expense reductions of approximately $2.0 million, beginning in the second half of 2004.


Other Income and Expenses

   Net interest expense and other expenses were $5.5 million during the period ended March 31, 2004 compared to $5.3 million in 2003. The 2004 period included $5.3 million of net interest expense, $0.2 million of currency transaction gains and $0.4 million of other nonoperating costs. The 2003 period included $5.8 million of net interest expense, $0.6 million of currency transaction losses; offset by a $1.2 million mark-to-market gain on the PracticeWorks warrants, which were subsequently sold in October 2003 when Eastman Kodak purchased PracticeWorks.

Earnings

   The effective tax rate decreased to 29.2% for the period ended March 31, 2004 from 32.2% in 2003. The 2004 period includes a benefit of $1.2 million resulting from the resolution of a tax audit in a foreign jurisdiction and submission of additional credits both related to prior periods. This benefit reduced the effective tax rate by 1.9% during the three months ended March 31, 2004.

   Income from continuing operations increased $8.4 million, or 22.2%, to $45.8 million during the first quarter of 2004 from $37.4 million in 2003. Fully diluted earnings per share from continuing operations during the 2004 period were $0.56, an increase of 19.1% from $0.47 in 2003. Had the Charge Errors and Reserve Errors described above been recorded in the proper periods, income from continuing operations would have been higher by $1.7 million ($0.02 per diluted share) in the 2003 period.


Discontinued Operations

   The Company entered into an agreement to sell its Gendex equipment business to Danaher Corporation in December 2003, and completed the transaction in the first quarter of 2004. Also in December 2003, the Company announced to its dental needle customers that it was discontinuing production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $43.1 million during the quarter ended March 31, 2004 and $0.8 million for the same period in 2003. Fully diluted earnings per share from discontinued operations were $0.53 and $0.01 for the periods ended March 31, 2004 and 2002, respectively. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

   The Company has five operating groups, managed by five Senior Vice Presidents which equate to its operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 5 of the Consolidated Condensed Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on third party net sales, excluding precious metal content, and segment operating income.

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group was $66.8 million during the quarter ended March 31, 2004, a 10.2% increase compared to $60.7 million in 2003. Internal growth was 3.9% and currency translation added 6.3% to sales in 2004. The European consumables business had the highest growth in the group, which was offset by slower sales growth in the United States and lower sales in the Japanese market.

   Operating profit increased $2.8 million during the three months ended March 31, 2004 to $19.0 million from $16.2 million in 2003. Sales growth in the European dental consumable business and the leveraging of SG&A expenses in the European dental consumable and Japanese businesses were the most
significant contributors to the increase.   Operating profit also benefited
from currency translation. Operating profit would have been lower by $2.4 million in 2003 if the Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $9.5 million during the three months ended March 31, 2004, or 10.8%, up from $88.5 million in 2003. Internal growth was 8.6% and currency translation added 2.2% to 2004 sales. Sales growth was strong in all the businesses of the group.

   Operating profit was $38.9 million during the quarter ended March 31, 2004, an increase of $1.9 million from $37.0 million in 2003. This increase was driven by continued sales growth in the group's businesses, offset somewhat by higher SG&A expenses in the Asian business and a lower gross profit margin in the group due in part to the negative currency impact of intercompany sourcing transactions. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $0.1 million in 2003 if the Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group was $87.3 million during the period ended March 31, 2004, a 25.8% increase compared to $69.4 million in 2003. Internal growth was 9.8% and currency translation added 16.0% to sales in 2004. The primary reason for the sales growth was strong sales performance in the European dental laboratory business and the CIS and Africa dental consumables businesses.

   Operating profit increased $6.4 million during the three months ended March 31, 2004 to $12.0 million from $5.6 million in 2003. The operating profit improvement was primarily related to the sales growth and the leveraging of SG&A expenses in the European dental laboratory business. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $1.4 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group increased $2.4 million during the quarter ended March 31, 2004, or 9.6%, compared to $24.9 million in 2003. Internal growth was negative 3.4% and currency translation added 13.0% to 2004 sales. The negative internal growth rate was primarily due to negative growth in the Latin American business, specifically in Brazil and Mexico, due to economic challenges in the region. These decreases were partially offset by strong growth in the Australian and Canadian businesses.

   Operating profit was $2.9 million during the first quarter of 2004, a $0.6 million increase from $2.3 million in 2003. This increase was driven by improved sales, gross profit margins and the leveraging of SG&A expenses in the Australian and Canadian businesses, offset by negative sales trends in the Latin American business. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $1.0 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group were $75.9 million during the three months ended March 31, 2004, a 9.8% increase compared to $69.1 million in 2003. Internal growth was 5.6% and currency translation added 4.2% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics and dental implants businesses, offset by negative growth in the U.S. dental laboratory business.

   Operating profit increased $2.5 million during the three months ended March 31, 2004 to $13.4 million from $10.9 million in 2003. This increase was driven by improved sales and improved gross profit margins in the orthodontic and dental implant businesses and the leveraging of SG&A expenses in the dental implant business. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $2.4 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2003 Annual Report on Form 10-K filed March 15, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2004

   Cash flows from operating activities during the three months ended March 31, 2004 were $47.3 million compared to $43.0 million during the same period in 2003. The increase of $4.3 million results primarily from increased earnings and deferred taxes offset by unfavorable working capital changes versus the prior year.

   Investing activities for the three months ended March 31, 2004 include capital expenditures of $11.2 million. The Company expects that capital expenditures will range from $60 million to $65 million for the full year
2004. Acquisition activity for the three months ended March 31, 2004 was $16.0 million which was related to the final payments due to AstraZeneca upon the approval of Oraqix by the Food and Drug Administration in the United States (see Note 4 to the Consolidated Condensed Financial Statements). Additionally, in February 2004, the Company completed the sale of its Gendex equipment business and received cash proceeds of $102.5 million.

   In December 2003, the Board of Directors authorized the repurchase of up to
1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the first quarter of 2004, the Company repurchased 0.3 million shares at an average cost per share of $43.43 and a total cost of $11.9 million (see also
Part II, Item 2 of this Form 10-Q). In addition, the Company received proceeds of $21.8 million as a result of the exercise of 1.2 million stock options during the three months ended March 31, 2004.

   The Company's long-term debt decreased by $2.7 million during the three months ended March 31, 2004 to $787.5 million. This change included a net decrease of $2.1 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps, and net repayments of $0.6 million made during the period. During the three months ended March 31, 2004, the Company's ratio of long-term debt to total capitalization decreased to 39.4% compared to 41.3% at December 31, 2003.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $250 million through May 2004 ("the 364 day facility"). The 364-day facility terminates in May 2004, but may be extended, subject to certain conditions, for additional periods of 364 days. The Company intends to extend this agreement, but at lesser amounts upon its expiration. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The 364-day facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the 364-day facility in the aggregate is $250 million and no debt was outstanding under these facilities at March 31, 2004.

   The Company also has access to $75.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   The Company had unused lines of credit of $436.0 million available at March 31, 2004 contingent upon the Company's compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2004, the Company was in compliance with these covenants.

   Upon acquiring Degussa Dental in October 2001, Dentsply management changed Degussa Dental's practice of holding a long position in precious metals used in the production of precious metal alloy products, to holding the precious metal on a consignment basis from various financial institutions. In connection with this change in practice, the Company sold certain precious metals to various financial institutions in the fourth quarter of 2001 for a value of $41.8 million and in the first quarter of 2002 for a value of $6.8 million. These transactions effectively transferred the price risk on the precious metals to the financial institutions and allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain financing to fund an ownership position in the required precious metal inventory levels. At March 31, 2004, the value of the consigned precious metals held by the Company was $73.0 million.

   The Company's cash increased $124.0 million during the three months ended March 31, 2004 to $287.7 million. The Company has continued to accumulate cash in 2004 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements. The Company anticipates that cash will continue to build throughout the remainder of 2004, subject to any uses of cash for acquisitions.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2003 Annual Report on Form 10-K filed March 15, 2004. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


NEW ACCOUNTING PRONOUNCEMENTS


   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise should consolidate the variable interest entity (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all variable interests in entities created after January 31, 2003. Adoption of this provision did not have an effect on the Company. In December 2003, the FASB released a revised version of FIN 46, FIN 46R, to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. Adoption of this provision did not have an effect on the Company. FIN 46R will be applicable to all non-SPE entities created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The application of this portion of FIN 46R did not have a material impact on the Company's financial statements.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Adoption of the provisions of SFAS No. 150 in the third quarter of 2003 related to mandatorily redeemable financial instruments had no effect on the Company's financial statements. In November 2003, the FASB issued FSP No. 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FSP 150-3"). For public companies, FSP 150-3 deferred the provisions of SFAS 150 related to classification and measurement of certain mandatorily redeemable noncontrolling interests issued prior to November 5, 2003. For mandatorily redeemable noncontrolling interests issued after November 5, 2003, SFAS 150 applies without any deferral. The provisions of SFAS 150 related to mandatorily redeemable noncontrolling interests, have not had a material impact on the Company's financial statements.

   In January 2004, the FASB released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company is electing the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. The Company does not expect the Act to have a material impact on the Company's Postretirement benefits liabilities or the Company's financial statements.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


   There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2003.


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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties are proceeding in the appeal under the briefing schedule issued by the Third Circuit.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case filed a petition with the Third Circuit to hear an interlocutory appeal of this decision, which petition was granted on March 26, 2004. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In September 2003, the Plaintiff filed a Motion for class certification, which the Company opposed. Oral arguments were held in December 2003, and in January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company has filed a Writ of Mandate in the appellate court seeking reversal of the class certification and briefing is underway. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.


Item 2 - Changes in Securities and Use of Proceeds

   In December 2003, the Board of Directors authorized the repurchase of up to
1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the first quarter of 2004, the Company had the following activity with respect to this repurchase program:


                                                                      Number Of
                                                                     Shares That
                                                                      May Yet Be
                    Total Number    Total Cost       Average Price    Purchased
                      Of Shares     Of Shares           Paid Per       Under The
Period               Purchased      Purchased           Share          Program
                         (in thousands, except per share amounts)
January, 2004            --        $  --               $  --           1,000
February, 2004           176         7,610               43.24           824
March, 2004               99         4,334               43.78           725
                         275       $11,944             $ 43.43

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b) Reports on Form 8-K

    On April 28, 2004, the Company filed a Form 8-K, under item 12, furnishing the press release issued on April 27, 2004 regarding its first quarter 2004 sales and earnings.

    On April 29, 2004, the Company filed a Form 8-k, under Item 4, disclosing that it had dismissed the independent accountants of the Dentsply International Inc. 401(k) Savings Plan.

    On May 4, 2004, the Company filed a Form 8-K, under item 12, furnishing a transcript of its April 28, 2004 conference call regarding the Company's discussion of its first quarter 2004 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 10, 2004                   /s/ Gerald K. Kunkle, Jr.
Date                               Gerald K. Kunkle, Jr.
                                   Vice Chairman and
                                   Chief Executive Officer



May 10, 2004                   /s/ Bret W. Wise
Date                               Bret W. Wise
                                   Senior Vice President and
                                   Chief Financial Officer