Form 10-Q
period 2004-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2004-08-09
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30,2004

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

                               ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 5, 2004 the Company had 80,508,574 shares of Common Stock outstanding, with a par value of $.01 per share.

                         DENTSPLY INTERNATIONAL INC.
                                  FORM 10-Q

                       For Quarter Ended June 30, 2004

                                    INDEX







                                                       Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      22

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  32

   Item 4 - Controls and Procedures                      32


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            33

   Item 2 - Changes in Securities and Use of Proceeds    33

   Item 4 - Submission of Matters to a Vote of
      Security Holders                                   34

   Item 6 - Exhibits and Reports on Form 8-K             34

Signatures                                               35

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                   Three Months Ended June 30,    Six Months Ended June 30,

                                                           2004        2003         2004         2003
                                                            (in thousands, except per share amounts)

Net sales                                              $ 425,325    $ 394,478    $ 840,706    $ 765,714
Cost of products sold                                    212,424      196,403      422,948      384,877

Gross profit                                             212,901      198,075      417,758      380,837
Selling, general and administrative expenses             135,003      128,235      269,030      250,473
Restructuring and other costs (Note 9)                       333         --          1,057         --

Operating income                                          77,565       69,840      147,671      130,364

Other income and expenses:
Interest expense                                           5,854        6,454       11,801       12,548
Interest income                                           (1,215)        (360)      (1,889)        (626)
Other (income) expense, net                                  575         (565)         798       (1,075)

Income before income taxes                                72,351       64,311      136,961      119,517
Provision for income taxes                                23,129       20,861       41,971       38,628

Income from continuing operations                         49,222       43,450       94,990       80,889

Income (loss) from discontinued operations,
(Including gain on sale in the six months ended
June 30, 2004 of $43,031) (Note 6)                          (179)         768       42,885        1,596

Net income                                             $  49,043    $  44,218    $ 137,875    $  82,485

Earnings per common share - basic (Note 3)
Continuing operations                                  $    0.61    $    0.55    $    1.18    $    1.03
Discontinued operations                                     --           0.01         0.54         0.02
Total earnings per common share - basic                $    0.61    $    0.56    $    1.72    $    1.05

Earnings per common share - diluted (Note 3)
Continuing operations                                  $    0.60    $    0.54    $    1.16    $    1.01
Discontinued operations                                     --           0.01         0.53         0.02
Total earnings per common share - diluted              $    0.60    $    0.55    $    1.69    $    1.03


Cash dividends declared per common share               $ 0.05250    $ 0.04600    $ 0.10500    $ 0.09200


Weighted average common shares outstanding (Note 3):
Basic                                                     80,493       78,688       80,208       78,566
Diluted                                                   82,089       80,327       81,796       80,168

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                        June 30,     December 31,
                                                                          2004          2003
                                                                            (in thousands)
Assets
Current Assets:
Cash and cash equivalents                                           $   344,401    $   163,755
Accounts and notes receivable-trade, net                                245,439        241,385
Inventories, net (Notes 1 and 7)                                        203,179        205,587
Prepaid expenses and other current assets                                89,576         88,463
Assets held for sale                                                       --           28,262

Total Current Assets                                                    882,595        727,452

Property, plant and equipment, net                                      376,225        376,211
Identifiable intangible assets, net                                     239,692        246,475
Goodwill, net                                                           947,047        963,264
Other noncurrent assets                                                  89,641        114,736
Noncurrent assets held for sale                                            --           17,449

Total Assets                                                        $ 2,535,200    $ 2,445,587

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                    $    84,719    $    86,338
Accrued liabilities                                                     150,098        172,684
Income taxes payable                                                     46,821         26,551
Notes payable and current portion
of long-term debt                                                        23,322         21,973
Liabilities of discontinued operations                                     --           20,206

Total Current Liabilities                                               304,960        327,752

Long-term debt                                                          771,345        790,202
Deferred income taxes                                                    67,184         66,861
Other noncurrent liabilities                                            134,943        137,016
Noncurrent liabilities of discontinued operations                          --            1,269
Total Liabilities                                                     1,278,432      1,323,100

Minority interests in consolidated subsidiaries                             181            418

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued                                        --             --
Common stock, $.01 par value; 200 million shares authorized;
81.4 million shares issued at June 30, 2004 and December 31, 2003           814            814
Capital in excess of par value                                          183,540        166,952
Retained earnings                                                     1,019,033        889,601
Accumulated other comprehensive income (Note 2)                          81,766        104,920
Unearned ESOP compensation                                                 --             (380)
Treasury stock, at cost, 0.9 million shares at June 30, 2004
and 2.1 million shares at December 31, 2003                             (28,566)       (39,838)

Total Stockholders' Equity                                            1,256,587      1,122,069

Total Liabilities and Stockholders' Equity                          $ 2,535,200    $ 2,445,587

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                     Six Months Ended June 30,
                                                                     -----------------

                                                                        2004        2003
                                                                         (in thousands)
Cash flows from operating activities:

Income from continuing operations                                  $  94,990    $  80,889

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                          20,341       18,973
Amortization                                                           4,223        4,605
Restructuring and other costs                                          1,057         --
Cash flows from discontinued operating activities                     (1,959)       1,075
Other, net                                                            (7,150)     (10,003)

Net cash provided by operating activities                            111,502       95,539

Cash flows from investing activities:

Capital expenditures                                                 (25,468)     (38,795)
Acquisitions of businesses, net of cash acquired                     (16,242)      (2,354)
Expenditures for identifiable intangible assets                         --         (2,160)
Proceeds from sale of Gendex                                         102,500         --
Cash flows used in discontinued operations' investing activities        (148)        (790)
Other, net                                                            (1,354)         385

Net cash provided by (used in) investing activities                   59,288      (43,714)

Cash flows from financing activities:

Payments on long-term borrowings                                        (505)      (3,785)
Net change in short-term borrowings                                    1,631         (378)
Cash paid for treasury stock                                         (16,905)        --
Cash dividends paid                                                   (8,374)      (7,217)
Proceeds from exercise of stock options                               30,198        9,442
Other, net                                                             6,832        3,791

Net cash provided by financing activities                             12,877        1,853

Effect of exchange rate changes on cash and cash equivalents          (3,021)       2,071

Net increase in cash and cash equivalents                            180,646       55,749

Cash and cash equivalents at beginning of period                     163,755       25,652

Cash and cash equivalents at end of period                         $ 344,401     $ 81,401

See accompanying notes to unaudited interim consolidated condensed financial statements.

                         DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                June 30, 2004


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

Inventories

   Inventories are stated at the lower of cost or market. At June 30, 2004, the cost of $12.2 million or 6% and at December 31, 2003, the cost of $11.4 million or 6% of inventories were determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $1.2 million at June 30, 2004 and by $1.0 million at December 31, 2003.

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

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that an annual impairment approach be applied to goodwill and indefinite-lived intangible assets. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $16.2 million during the six months ended June 30, 2004 to $947.0 million, which was due primarily to the effects of foreign currency translation.

   The Company performed the required annual impairment tests in the second quarter of 2004 and no impairment was identified. This impairment assessment was based upon a review of 22 reporting units.

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

   Certain of the Company's customers are offered cash rebate programs based on targeted sales increases. The Company has three primary programs which include the precious metal alloy rebate program, the Corporate general dental practices program and the Corporate group dental practices program. These rebate programs are developed to incent the customers to purchase product quantities in excess of their previous year activity. In accounting for these rebate programs, the Company records an accrual throughout the year as a reduction of net sales for the estimated rebate as sales take place in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

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

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                  2004              2003           2004          2003
                                                        (in thousands, except per share amounts)

Net income, as reported                     $      49,043    $      44,218    $   137,875    $   82,485
Deduct: Stock-based employee compensation
expense determined under fair value
method, net of related tax                         (3,221)          (2,724)        (6,472)       (5,418)
Pro forma net income                        $      45,822    $      41,494    $   131,403    $   77,067

Basic earnings per common share
As reported                                 $        0.61    $        0.56    $      1.72    $     1.05
Pro forma under fair value based method     $        0.57    $        0.53    $      1.64    $     0.98

Diluted earnings per common share
As reported                                 $        0.60    $        0.55    $      1.69    $     1.03
Pro forma under fair value based method     $        0.56    $        0.52    $      1.61    $     0.96


NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:

                                                     Three Months Ended        Six Months Ended
                                                            June 30,                June 30,
                                                      2004          2003       2004         2003
                                                                  (in thousands)
Net income                                         $  49,043    $  44,218   $ 137,875    $  82,485
Other comprehensive income:
Foreign currency translation adjustments              (7,243)      25,007     (18,224)      48,503
Unrealized gain on available-for-sale securities          26        5,325          49        6,619
Net gain (loss) on derivative financial
instruments                                           (2,037)         140      (4,979)      (1,547)
Total comprehensive income                         $  39,789    $  74,690   $ 114,721    $ 136,060

   During the quarter and the six months ended June 30, 2004, foreign currency translation adjustments included translation losses of $13.1 million and $28.0 million, respectively, offset by gains of $5.9 million and $9.8 million, respectively, on the Company's loans designated as hedges of net investments. During the quarter and the six months ended June 30, 2003, the Company had translation gains of $36.0 million and $63.1 million, respectively, offset by losses of $11.0 million and $14.6 million, respectively, on its loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:


                                                      June 30,   December 31,
                                                       2004         2003
                                                         (in thousands)
Foreign currency translation adjustments           $  91,308    $ 109,532
Net loss on derivative financial
instruments                                           (8,532)      (3,553)
Unrealized gain on available-for-sale securities         200          151
Minimum pension liability                             (1,210)      (1,210)
                                                   $  81,766    $ 104,920


   The cumulative foreign currency translation adjustments included translation gains of $165.0 million and $193.0 million as of June 30, 2004 and December 31, 2003, respectively, offset by losses of $73.7 million and $83.5 million, respectively, on loans designated as hedges of net investments.

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                            2004       2003       2004       2003
                                                          (in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Income from continuing operations                        $ 49,222    $ 43,450   $ 94,990   $ 80,889
Income (loss) from discontinued operations                   (179)        768     42,885      1,596
Net income                                               $ 49,043    $ 44,218   $137,875   $ 82,485

Common shares outstanding                                  80,493      78,688     80,208     78,566

Earnings per common share from continuing operations     $   0.61    $   0.55   $   1.18   $   1.03
Earnings per common share from discontinued operations       --          0.01       0.54       0.02
Total earnings per common share - basic                  $   0.61    $   0.56   $   1.72   $   1.05

Diluted Earnings Per Common Share Computation

Income from continuing operations                        $ 49,222    $ 43,450   $ 94,990   $ 80,889
Income (loss) from discontinued operations                   (179)        768     42,885      1,596
Net income                                               $ 49,043    $ 44,218   $137,875   $ 82,485

Common shares outstanding                                  80,493      78,688     80,208     78,566
Incremental shares from assumed exercise
of dilutive options                                         1,596       1,639      1,588      1,602
Total shares                                               82,089      80,327     81,796     80,168

Earnings per common share from continuing operations     $   0.60    $   0.54   $   1.16   $   1.01
Earnings per common share from discontinued operations       --          0.01       0.53       0.02
Total earnings per common share - diluted                $   0.60    $   0.55   $   1.69   $   1.03


   Options to purchase 104,100 shares of common stock that were outstanding during the quarter ended June 30, 2003 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2004 and 2003 were 35,800 and were 1.5 million, respectively.

NOTE 4 - BUSINESS ACQUISITIONS/DIVESTITURES



      In March 2001, the Company acquired the dental injectible anesthetic assets of AstraZeneca ("AZ Assets"). The total purchase price of this transaction was composed of an initial $96.5 million payment which was made at closing in March 2001 and a $20 million contingency payment (including related accrued interest) associated with the first year sales of injectible dental anesthetic which was paid during the first quarter of 2002.

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


NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended June 30, 2004 and 2003.

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

Australia/Canada/Latin America/U.S. Pharmaceutical

   This business group includes responsibility for the design, manufacture, sales and distribution of dental anesthetics in the U.S. and Brazil and chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of all Company dental products sold in Australia, Canada, Latin America and Mexico.

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

   The following tables set forth information about the Company's operating groups for the quarters and six month periods ended June 30, 2004 and 2003:


Third Party Net Sales

                                                Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                 2004        2003      2004       2003
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 75,406   $ 70,710   $144,708   $135,090
Endodontics/Professional Division
  Dental Consumables/Asia                       103,619     95,944    202,977    185,500
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                           122,022    111,443    251,258    219,401
Australia/Canada/Latin America/
  U.S. Pharmaceutical                            31,415     30,404     58,878     55,601
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          88,256     80,973    174,646    160,830
All Other (a)                                     4,607      5,004      8,239      9,292
Total                                          $425,325   $394,478   $840,706   $765,714


Third Party Net Sales, excluding precious metal content

                                                Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                 2004        2003      2004       2003
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 72,861   $ 67,787   $139,697   $128,439
Endodontics/Professional Division
  Dental Consumables/Asia                       102,205     95,206    200,232    183,717
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                            84,798     79,244    172,115    148,675
Australia/Canada/Latin America/
  U.S. Pharmaceutical                            31,099     29,705     58,434     54,650
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          78,218     71,252    154,075    140,311
All Other (a)                                     4,606      5,004      8,238      9,292
Total excluding Precious Metal Content          373,787    348,198    732,791    665,084
Precious Metal Content                           51,538     46,280    107,915    100,630
Total including Precious Metal Content         $425,325   $394,478   $840,706   $765,714



Intersegment Net Sales
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                June 30,
                                                   2004         2003        2004         2003
                                                              (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  57,281    $  52,870    $ 112,059    $  98,393
Endodontics/Professional Division
  Dental Consumables/Asia                         42,708       41,533       81,629       79,539
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             22,233       20,603       45,677       42,141
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             10,200        8,431       19,437       15,622
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            8,255        9,994       15,511       17,127
All Other (a)                                     39,967       38,948       81,932       79,881
Eliminations                                    (180,644)    (172,379)    (356,245)    (332,703)
Total                                          $    --      $    --      $    --      $    --

Segment Operating Income
                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                   2004         2003         2004         2003
                                                                (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  22,115    $  19,454    $  41,163    $  35,621
Endodontics/Professional Division
  Dental Consumables/Asia                         40,882       39,232       79,843       76,266
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              9,566        7,959       21,583       13,596
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              4,021        3,861        6,931        6,135
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           13,991       11,129       27,374       21,999
All Other (a)                                    (12,677)     (11,795)     (28,166)     (23,253)
Segment Operating Income                          77,898       69,840      148,728      130,364

Reconciling Items:
Restructuring and other costs                        333         --          1,057         --
Interest Expense                                   5,854        6,454       11,801       12,548
Interest Income                                   (1,215)        (360)      (1,889)        (626)
Other (income) expense, net                          575         (565)         798       (1,075)
Income before income taxes                     $  72,351    $  64,311    $ 136,961    $ 119,517



Assets
                                                  June 30,      December 31,
                                                    2004           2003
                                                       (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $   194,901    $   187,248
Endodontics/Professional Division
  Dental Consumables/Asia                        1,224,896      1,215,723
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              573,655        590,208
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              280,061        256,299
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            303,561        311,782
All Other (a)                                      (41,874)      (115,673)
Total                                          $ 2,535,200    $ 2,445,587

(a) Includes: one operating division not managed by named segments, operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

NOTE 6 - DISCONTINUED OPERATIONS


   On February 27, 2004, the Company sold the assets and related liabilities of the Gendex business to Danaher Corporation for $102.5 million cash, plus the assumption of certain pension liabilities. Although the sales agreement contained a provision for a post-closing adjustment to the purchase price based on changes in certain balance sheet accounts, no such adjustments were necessary. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax). Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. The sale of Gendex narrows the Company's product lines to focus primarily on dental consumables.

   During the first quarter of the year 2004, the Company discontinued the operations of the Company's dental needle business.

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

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                                       Three Months Ended   Six Months Ended
                                                              June 30,          June 30,
                                                          2004     2003     2004       2003
                                                                   (in thousands)
Net sales                                              $   524   $23,471   $17,435   $48,422
Gain on sale of Gendex                                     --       --      72,943      --
Income (loss) before income taxes (including gain on
  sale in the six months ended June 30, 2004)             (268)    1,173    72,841     2,686



NOTE 7 - INVENTORIES


   Inventories consist of the following:


                             June 30,   December 31,
                               2004       2003
                                (in thousands)

Finished goods               $121,433   $123,290
Work-in-process                41,750     41,997
Raw materials and supplies     39,996     40,300

                             $203,179   $205,587

NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:

                                                      Other Postretirement
                                  Pension Benefits           Benefits
                              ---------------------    -------------------
                                 Three Months Ended      Three Months Ended
                                       June 30,              June 30,
                                   2004        2003       2004       2003
                                               (in thousands)
Service cost                     $ 1,056    $   948    $    68    $   134
Interest cost                      1,491      1,304        170        413
Expected return on plan assets      (802)      (745)      (172)      (390)
Net amortization and deferral        162        136        116        239

Net periodic benefit cost        $ 1,907    $ 1,643    $   182    $   396


                                                        Other Postretirement
                                  Pension Benefits             Benefits
                                 ------------------     -------------------
                                  Six Months Ended        Six Months Ended
                                       June 30,               June 30,
                                   2004       2003        2004       2003
                                              (in thousands)
Service cost                     $ 2,249    $ 1,996    $   135    $   169
Interest cost                      2,949      2,557        341        522
Expected return on plan assets    (1,635)    (1,478)      (343)      (493)
Net amortization and deferral        351        275        232        302

Net periodic benefit cost        $ 3,914    $ 3,350    $   365    $   500


   Information related to the funding of the Company's benefit plans for 2004 is as follows:

                                                              Other
                                            Pension      Postretirement
                                            Benefits        Benefits
                                                 (in thousands)
Actual, June 30, 2004                         $2,459        $  860
Projected for the remainder of the year        2,470           185
Total for year                                $4,929        $1,045

NOTE 9 - RESTRUCTURING AND OTHER COSTS


   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. In addition, during 2004, the Company recorded additional charges, incurred during the period, related to these plans of $0.4 million for severance costs, $0.1 million of lease/contract termination costs and $0.6 million of other restructuring costs. This restructuring plan will result in the elimination of approximately 65 administrative and manufacturing positions primarily in the United States, 20 of which remain to be eliminated as of June 30, 2004. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. This plan is expected to be substantially complete by December 31, 2004. The major components of these charges and the remaining outstanding balances at June 30, 2004 are as follows:

                                         Amounts                Amounts    Balance
                               2003       Applied      2004     Applied    June 30,
                            Provisions     2003     Provisions    2004      2004
                                              (in thousands)
Severance                    $   908    $   (49)   $   340    $  (918)   $   281
Lease/contract
  terminations                   562       (410)        82       (138)        96
Other restructuring
  costs                           27        (27)       635       (635)      --
Intangible and other asset
  impairment charges           3,000     (3,000)      --         --         --
                             $ 4,497    $(3,486)   $ 1,057    $(1,691)   $   377

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

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at June 30, 2004 are as follows:

                                                                                Change
                                                                              in Estimate
                                   Amounts                                      Recorded
                                   Recorded                                     Through
                                   Through     Amounts    Change     Amounts   Purchase   Amounts     Balance
                        2002       Purchase    Applied  in Estimate  Applied  Accounting  Applied     June 30,
                      Provisions  Accounting    2002      2002        2003      2003       2004        2004
                                                           (in thousands)
Severance              $   541   $ 2,927    $  (530)   $  (164)   $  (988)   $  (878)   $  (572)   $   336
Lease/contract
  terminations             895     1,437       (500)       120       (665)      (245)      (217)       825
Other restructuring
  costs                     38        60        (60)       (36)      --         --         --            2
Fixed asset
  impairment charges       195      --         (195)      --         --         --         --         --
                       $ 1,669   $ 4,424    $(1,285)   $   (80)   $(1,653)   $(1,123)   $  (789)   $ 1,163


   During the fourth quarter 2003, the Company made the decision to discontinue the operations of its dental needle business. The business consists of one manufacturing location which ceased operations on March 31, 2004. As a result of this decision, the Company recorded a charge in the fourth quarter of 2003 of $1.6 million as a reduction in income from discontinued operations. Included in this charge were severance costs of $0.4 million, fixed asset impairment charges of $0.5 million, $0.4 million of impairment charges related to goodwill and other restructuring costs of $0.3 million. In addition, during 2004, the Company recorded additional charges, incurred during the period, related to this closing of $0.1 million for severance costs and $0.1 million of other restructuring costs and $0.2 million fixed asset impairment charges. This plan resulted in the elimination of approximately 55 administrative and manufacturing positions in the United States. This plan was substantially complete at March 31, 2004. The major components of these charges are as follows:

                                             Amounts                Amounts   Balance
                                    2003      Applied     2004      Applied   June 30,
                                Provisions     2003    Provisions     2004     2004
                                                  (in thousands)
Severance                        $   405    $  --      $    72    $  (477)      $--
Other restructuring costs            300       (300)       125       (125)       --
Fixed asset impairment charges       520       (520)       246       (246)       --
Goodwill impairment charges          360       (360)      --         --          --
                                 $ 1,585    $(1,180)   $   443    $  (848)      $--


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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2004, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap. Completion of this exchange allowed the Company to pay down debt and the forward-starting interest rate swap locks in the rate of borrowing for future Swiss franc variable rate debt, that will arise upon the maturity of the Company's fixed rate Swiss franc notes in 2005, at 4.2% for a term of seven years.

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

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases which are denominated in non-local currencies. The forward contracts that are used in these programs mature in twelve months or less. The Company generally hedges between 33% and 67% of its anticipated purchases from the supplying locations.

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

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of June 30, 2004 and December 31, 2003, the accumulated fair value of the interest rate swap was $12.0 million and $14.1 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at June 30, 2004 and December 31, 2003.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. As of June 30, 2004 and December 31, 2003, the accumulated fair value of the cross-currency element of the integrated transaction was $40.2 million and $56.6 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at June 30, 2004 and December 31, 2003. See Hedges of Net Investments in Foreign Operations below for further information related to the cross-currency element of the integrated transaction.

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

   At June 30, 2004 and December 31, 2003, the Company had Euro-denominated, Swiss franc-denominated and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. During 2003, the Company designated its Euro-denominated debt as a hedge of a portion of the net assets of its European subsidiaries, due to the change in the cross-currency element of the integrated transaction discussed below. At June 30, 2004 and December 31, 2003, the accumulated translation losses related to foreign currency denominated-debt included in Accumulated other comprehensive income were $73.7 million and $83.5 million, respectively.

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

   Since, as a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds, the Company designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment. Since March 2003, the effect of currency on the Euro 350 million Eurobonds has resulted in losses $27.7 million which has been recorded as part of "Accumulated other comprehensive income".

Other

   The aggregate net fair value of the Company's derivative instruments at June 30, 2004 and December 31, 2003 was $47.2 million and $63.1 million, respectively.

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties have submitted their briefs and a hearing is scheduled in September 2004.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have appealed this decision to the Third Circuit and briefs of the parties have been submitted. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company challenged the certification of a class in higher courts, but such challenges have been unsuccessful. In July, the Court issued a decision that the class would be opt-in, as proposed by the Company, rather than opt-out (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class). The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.

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

If the above described errors had been recorded in the proper periods, net income would have been lower by $0.4 million (less than $0.01 per diluted share) in the second quarter of 2003 and higher in the six month period ended June 30, 2003 by $1.3 million ($0.02 per diluted share).

   Based on a qualitative and quantitative analysis, the Company concluded that these errors were not material to the financial statements of the respective prior periods, and as a result, these prior period financial statements were not restated.

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

   Management believes that an internal growth rate of 5-6% is a long-term sustainable rate for the Company. During the first six months ended June 30, 2004, the Company's overall internal growth was approximately 5.0% compared to 4.6% for the first six months of 2003. Our internal growth rates in the United States and Europe, the largest dental markets in the world, were 3.1% and 6.5%, respectively during the six months ended June 30, 2004. Our internal growth rate in all other regions during the six months ended June 30, 2004, which represents approximately 18% of our sales, was 6.3%, due largely to strong growth in the Asian region, excluding Japan. Although a small component of our business (approximately 4% of sales), the Asian region, excluding Japan, has historically been one of the highest growth regions for the Company and management believes it represents a long-term growth opportunity for the industry and the Company. Japan represents the third largest dental market in the world behind the United States and Europe. Japan's dental market growth has been weak as it closely parallels its economic growth. The Company also views the Japanese market as an important growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. Through six months of 2004, thirteen new products have been introduced around the world and an equivalent number of new products are scheduled for introduction during the balance of the year.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. In anticipation of this, the company has accelerated its investment in research and development in 2004 to support this development. As a part of the development strategy, the Company recently entered into a five-year agreement with the Georgia Institute of Technology's Research Institute to pursue potential new advances in dentistry. This is consistent with the Company's strategy of being the leading innovator in the industry.

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

   If the above described errors had been recorded in the proper periods, net income would have been lower by $0.4 million (less than $0.01 per diluted share) in the second quarter of 2003 and higher in the six month period ended June 30, 2003 by $1.3 million ($0.02 per diluted share).

   Based on a qualitative and quantitative analysis, the Company concluded that these errors were not material to the financial statements of the respective prior periods, and as a result, these prior period financial statements were not restated.

Discontinued Operations

   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Additionally, in the first quarter of 2004 the Company discontinued production of dental needles. The sale of the Gendex business and discontinuance of dental needle production have been accounted for as discontinued operations pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations for all periods presented have been restated to reclassify the results of operations for both the Gendex equipment and the dental needle businesses as discontinued operations.


RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

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

                                              Three Months Ended
                                                  June 30,
                                                2004      2003
                                                 (in millions)
Net Sales                                    $  425.3  $  394.5
Precious Metal Content of Sales                 (51.5)    (46.3)
Net Sales Excluding Precious Metal Content   $  373.8  $  348.2


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

   Net sales during the quarter ended June 30, 2004 increased $30.8 million, or 7.8%, over 2003 to $425.3 million. Net sales, excluding precious metal content, increased $25.6 million, or 7.3%, to $373.8 million. Sales growth, excluding precious metal content, was comprised of 4.0% internal growth and 3.3% foreign currency translation. The 4.0% internal growth was comprised of 4.3% in the United States, 2.5% in Europe and 6.2% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was impacted by strong growth in orthodontic products, offset by weak growth in dental laboratory equipment and certain other dental consumables. In Europe, internal growth was primarily driven by strong growth in endodontic products and other chairside consumables, offset by weak growth in the dental laboratory category. Management believes the internal growth rate in Europe was partially impacted by our distributors buying forward during the first quarter in anticipation of transitional difficulties related to the move of our European distribution operations. In addition, the international dental show in Europe held in the second quarter of 2003 resulted in strong sales during that period which we believe had a negative influence on the 2004 internal growth rate. The internal growth of 6.3% in all other regions was largely the result of strong growth in the Asian region, excluding Japan, Canada, the Middle East and Africa.


Gross Profit

   Gross profit was $212.9 million for the quarter ended June 30, 2004 compared to $198.1 million in 2003, an increase of $14.8 million, or 7.5%. Gross profit, measured against sales including precious metal content, represented 50.1% of net sales in 2004 compared to 50.2% in 2003. The gross profit for 2004, measured against sales excluding precious metal content, represented 57.0% of net sales compared to 56.9% in 2003. Gross profit as reported would have been higher by $1.0 million in 2003 had the Charge Errors and Reserve Errors been recorded in the proper periods.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $6.8 million, or 5.3%, to $135.0 million during the second quarter of 2004 from $128.2 million in 2003. The 5.3% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $4.5 million. SG&A expenses, measured against sales including precious metal content, decreased to 31.7% compared to 32.5% in 2003. SG&A expenses, measured against sales excluding precious metal content, decreased to 36.1% compared to 36.8% in 2003. SG&A would have been higher by $1.6 million in 2003 had the Charge Errors and Reserve Errors been recorded in the proper
periods.   The continued leveraging of expenses was the primary reason for the percentage decrease in SG&A expenses from 2003 to 2004.

   During the second quarter of 2004, the Company recorded restructuring and other costs of $0.3 million. These costs were primarily related to costs incurred in the consolidation of its U.S. laboratory businesses which was initiated in the fourth quarter of 2003.


Other Income and Expenses

   Net interest expense and other expenses were $5.2 million during the quarter ended June 30, 2004 compared to $5.5 million in 2003. The 2004 period included $4.6 million of net interest expense, $1.0 million of currency transaction losses and $0.4 million of other nonoperating income. The 2003 period included $6.1 million of net interest expense, $1.2 million of currency transaction gains and $0.6 million of other nonoperating costs. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Earnings

   The effective tax rate decreased to 32.0% for the quarter ended June 30, 2004 from 32.4% in 2003.

   Income from continuing operations increased $5.7 million, or 13.3%, to $49.2 million during the second quarter of 2004 from $43.5 million in 2003. Fully diluted earnings per share from continuing operations during the 2004 period were $0.60, an increase of 11.1% from $0.54 in 2003. Had the Charge Errors and Reserve Errors described above been recorded in the proper periods, income from continuing operations would have been lower by $0.4 million (less than $0.01 per diluted share) in the 2003 period.


Discontinued Operations

   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   The loss from discontinued operations was $0.2 million during the quarter ended June 30, 2004 compared to income of $0.8 million for the same period in 2003. Fully diluted earnings per share from discontinued operations was a loss of less than $0.01 for the quarter ended June 30, 2004 and income of $0.01 for the same period in 2003.


Operating Segment Results

   The Company has five operating groups, managed by five Senior Vice Presidents that equate to its operating segments. Each of these operating groups covers a wide range of product categories and geographic regions.
The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 5 of the Consolidated Condensed Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on third party net sales, excluding precious metal content, and segment operating income.

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group was $72.9 million during the quarter ended June 30, 2004, a 7.5% increase compared to $67.8 million in 2003. Internal growth was 3.6% and currency translation added 3.9% to sales in 2004. The European Consumables business had the highest growth in the group, which was offset by lower sales in the Japanese market.

   Operating profit increased $2.6 million during the three months ended June 30, 2004 to $22.1 million in 2003. Sales growth in the European dental consumable business and the leveraging of SG&A expenses in the European and U.S. dental consumable businesses were the most significant contributors to the increase. Operating profit would have been lower by $0.3 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $7.0 million during the three months ended June 30, 2004, or 7.4%, up from $95.2 million in 2003. Internal growth was 6.2% and currency translation added 1.2% to 2004 sales. Sales growth was highest in the Endodontics and Asian businesses offset by slower sales growth in the Professional Division business.

   Operating profit was $40.9 million during the quarter ended June 30, 2004, an increase of $1.7 million from $39.2 million in 2003. This increase was driven by continued sales growth in the group's businesses, offset somewhat by the higher SG&A expenses in the Asian and Endodontics businesses. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $0.8 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group was $84.8 million during the quarter ended June 30, 2004, a 7.0% increase compared to $79.2 million in 2003. Internal growth was flat with currency translation adding to the overall growth in sales. The sales growth was strong in the Italian, Middle East, Africa and French consumable businesses, offset by decreases in the European Dental Laboratory businesses.

   Operating profit increased $1.6 million during the three months ended June 30, 2004 to $9.6 million from $8.0 million in 2003. The operating profit improvement was driven primarily by improved gross profit margins of the Italian and French dental consumable businesses and improved leveraging of SG&A expenses by the European Dental Laboratory businesses and the Italian and French dental consumable businesses. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $1.6 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group increased $1.4 million during the quarter ended June 30, 2004, or 4.7%, from $29.7 million in 2003. Internal growth was 2.3% and currency translation added 2.4% to 2004 sales. The increase in sales was primarily due to the strong growth of the Canadian and Latin American businesses offset by the lower sales of the Australian and U.S. Pharmaceutical businesses.

   Operating profit was $4.0 million during the second quarter of 2004, a $0.2 million increase from $3.8 million in 2003. The increase was driven by improved gross profit margins and the leveraging of SG&A expenses by the Australian business, improved gross margins in the Latin American business, specifically Brazil, offset by negative sales and increased SG&A expense at the U.S. Pharmaceutical business. Operating profit would have been higher by $0.1 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group were $78.2 million during the three months ended June 30, 2004, a 9.8% increase compared to $71.3 million in 2003. Internal growth was 7.7% and currency translation added 2.1% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics business.

   Operating profit increased $2.9 million during the three months ended June 30, 2004 to $14.0 million from $11.1 million in 2003. This increase was driven by improved sales and improved gross profit margins in the orthodontic business as well as improved leveraging of SG&A expenses in the orthodontic and U.S. Dental Laboratory businesses. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $2.3 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.


RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

Net Sales


   The following is a reconciliation of net sales to net sales excluding precious metal content.

                                               Six Months Ended
                                                   June 30,
                                                2004      2003
                                                 (in millions)

Net Sales                                    $  840.7  $  765.7
Precious Metal Content of Sales                (107.9)   (100.6)
Net Sales Excluding Precious Metal Content   $  732.8  $  665.1



   Net sales during the six months ended June 30, 2004 increased $75.0 million, or 9.8%, over 2003 to $840.7 million. Net sales, excluding precious metal content, increased $67.7 million, or 10.2%, to $732.8 million. Sales growth, excluding precious metal content, was comprised of 4.9% internal growth and 5.3% foreign currency translation. The 4.9% internal growth was comprised of 3.1% in the United States, 6.5% in Europe and 6.3% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was impacted by strong growth in orthodontic and endodontic products, offset by weak growth in dental laboratory equipment and certain other dental consumables. In Europe strong internal sales growth in endodontic and implant products was offset by flat growth in the dental laboratory category. The internal growth of 6.3% in all other regions was largely the result of strong growth in the Asian region, excluding Japan, Canada, the Middle East and Africa.


Gross Profit

   Gross profit was $417.8 million for the six month ended June 30, 2004 compared to $380.8 million in 2003, an increase of $37.0 million, or 9.7%. Gross profit, measured against sales including precious metal content, represented 49.7% of net sales in both 2004 and 2003. The gross profit for 2004, measured against sales excluding precious metal content, represented 57.0% of net sales compared to 57.3% in 2003. Gross profit as reported would have been higher by $2.7 million in 2003 had the Charge Errors and Reserve Errors been recorded in the proper periods. The decrease in the gross profit percentage excluding precious metal content from 2003 to 2004 was due in part to startup costs that were incurred in the pharmaceutical plant in Chicago as the media and the stability trials were being conducted and duplicate costs that were incurred with the relocation of the distribution facility in Europe where two facilities were operating at the same time.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $18.5 million, or 7.4%, to $269.0 million during the first six months of 2004 from $250.5 million in 2003. The 7.4% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $14.1 million. SG&A expenses, measured against sales including precious metal content, decreased to 32.0% compared to 32.7% in 2003. SG&A expenses, as measured against sales excluding precious metal content, decreased to 36.7% compared to 37.7% in 2003. SG&A would have been higher by $0.8 million in 2003 had the Charge Errors and Reserve Errors been recorded in the proper
periods.   The continued leveraging of expenses was the primary reason for the percentage decrease in SG&A expenses from 2003 to 2004.

   During 2004, the Company recorded restructuring and other costs of $1.1 million. These costs were primarily related to the costs incurred in the closure of the Company's European central warehouse in Nijmegan, The Netherlands and transfer of this function to a Company-owned facility in Radolfzell, Germany, and additional charges related to the consolidation of its U.S. laboratory businesses which was initiated in the fourth quarter of 2003. The transfer of the European warehouse is an effort to improve customer service levels and reduce costs. This relocation was substantially complete during the first quarter of 2004. The Company made the decision to consolidate the laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan is expected to be substantially completed by the end of 2004. The Company anticipates the remaining costs to complete this restructuring initiative will be approximately $1.5 million during the remainder of 2004, which will be expensed as the costs are incurred. These plans are projected to result in future annual expense reductions of approximately $2.0 million, beginning in the second half of 2004.


Other Income and Expenses

   Net interest expense and other expenses were $10.7 million during the six months ended June 30, 2004 compared to $10.8 million in 2003. The 2004 period included $9.9 million of net interest expense, $0.7 million of currency transaction losses and $0.1 million of other nonoperating costs. The 2003 period included $11.9 million of net interest expense, $0.6 million of currency transaction gains and $0.5 million of other nonoperating income. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Earnings

   The effective tax rate decreased to 30.6% for the six months ended June 30, 2004 from 32.3% in 2003. The 2004 period includes a benefit of $1.2 million resulting from the resolution of a tax audit in a foreign jurisdiction and submission of additional credits both related to prior periods. These benefits reduced the effective tax rate by 0.9% during the six months ended June 30, 2004. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. Accruals are recorded for the estimated outcomes of these audits and adjustments to these accruals may need to be recorded in the future due to the outcome of these audits or due to the expiration of the related statutes of limitations.

   Income from continuing operations increased $14.1 million, or 17.4%, to $95.0 million during the first six months of 2004 from $80.9 million in 2003. Fully diluted earnings per share from continuing operations during the 2004 period were $1.16, an increase of 14.9% from $1.01 in 2003. Had the Charge Errors and Reserve Errors described above been recorded in the proper periods, income from continuing operations would have been higher by $1.3 million ($0.02 per diluted share) in the 2003 period.


Discontinued Operations

   Income from discontinued operations was $42.9 million during the six months ended June 30, 2004 and $1.6 million for the same period in 2003. Fully diluted earnings per share from discontinued operations were $0.53 and $0.02 for the periods ended June 30, 2004 and 2003, respectively. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group was $140.0 million for the six months ended June 30, 2004, an 8.8% increase compared to $128.4 million in 2003. Internal growth was 3.7% and currency translation added 5.1% to sales in 2004. The European consumables business had the highest growth in the group, which was offset lower sales in the Japanese market.

   Operating profit increased $5.5 million during the six months ended June
30, 2004 to $41.2 million from $35.7 million in 2003.   Sales growth in the
European dental consumable business and the leveraging of SG&A expenses by the European and U.S. dental consumables businesses were the most significant contributors to the increase. Operating profit also benefited from currency translation. Operating profit would have been lower by $2.7 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $16.5 million during the six months ended June 30, 2004, or 9.0%, up from $183.7 million in 2003. Internal sales growth was 7.3% and currency translation added 1.7% to 2004 sales. Sales growth was strong in the Endodontics and Asian businesses.

   Operating profit was $79.8 million during the six months ended June 30, 2004, an increase of $3.5 million from $76.3 million in 2003. This increase was driven by continued sales growth in the group's businesses, offset somewhat by higher SG&A expenses in the Asian and Endodontics businesses.
In addition, operating profit benefited from currency translation. Operating profit would have been lower by $0.7 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group was $172.1 million for the six months ended June 30, 2004, an increase of $23.4 million, a 15.8% increase compared to $148.7 million in 2003. Internal growth was 4.4% and currency translation added 11.4% to sales in 2004. The sales growth was driven by strong growth in the Italian, French, Middle East and Africa consumable businesses, offset by flat growth in the European Dental Laboratory businesses.

   Operating profit increased $8.0 million for the six months ended June 30, 2004 to $21.6 million from $13.6 million in 2003. The operating profit improvement was primarily related to the sales growth and the leveraging of SG&A expenses by the businesses in the group. In addition, operating profit benefited from currency translation. Operating profit would have been lower by $0.2 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group increased $3.8 million during the six months ended June 30, 2004, or 6.9%, compared to $54.7 million in 2003. Internal growth was flat and currency translation added the overall growth to 2004 sales. The sales growth was primarily driven by negative sales growth of the U.S Pharmaceutical and Latin American business, specifically in Brazil and Mexico, offset by the strong sales growth of the Canadian business.

   Operating profit was $6.9 million during the six months ended June 30, 2004, a $0.8 million increase from $6.1 million in 2003. This increase was driven by improved sales, gross profit margins and leveraging of SG&A expenses by the Australian and Canadian businesses, offset by decreasing margins and higher SG&A expenses at the U.S. Pharmaceutical business. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $1.1 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group was $154.1 million for the six months ended
June 30, 2004, a 9.8% increase compared to $140.3 million in 2003. Internal growth was 6.7% and currency translation added 3.1% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics and dental implants businesses, offset by slower growth in the U.S. dental laboratory business.

   Operating profit increased $5.4 million during the six months ended June 30, 2004, to $27.4 million from $22.0 million in 2003. This increase was driven by improved sales of the orthodontics and dental implants businesses and reduced SG&A expenses at the U.S. dental laboratory business. In addition, operating profit benefited from currency translation. Operating profit would have been higher by $4.7 million in 2003 if the Charge Errors and Reserve Errors had been recorded in the proper period.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2003 Annual Report on Form 10-K filed March 15, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2004

   Cash flows from operating activities during the six months ended June 30, 2004 were $111.5 million compared to $95.5 million during the same period in 2003. The increase of $16.0 million results primarily from increased earnings versus the prior year.

   Investing  activities  for the six  months  ended  June  30,  2004  include capital  expenditures  of $25.5  million.  The Company  expects  that  capital expenditures  will be  approximately  $60  million  for the  full  year  2004.
Acquisition activity for the six months ended June 30, 2004 was $16.2 million which was primarily related to the final payments due to AstraZeneca upon the approval of Oraqix by the Food and Drug Administration in the United States (see Note 4 to the Consolidated Condensed Financial Statements). Additionally, in February 2004, the Company completed the sale of its Gendex equipment business and received cash proceeds of $102.5 million.

   In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the first six months of 2004, the Company repurchased 0.4 million shares at an average cost per share of $45.02 and a total cost of $16.9 million (see also Part II, Item 2 of this Form 10-Q). In addition, the Company received proceeds of $30.2 million as a result of the exercise of
1.6 million stock options during the six months ended June 30, 2004.

   The Company's long-term debt decreased by $18.9 million during the six months ended June 30, 2004 to $771.3 million. This change included a net decrease of $18.4 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps, and net repayments of $0.5 million made during the period. During the six months ended June 30, 2004, the Company's ratio of long-term debt to total capitalization decreased to 38.0% compared to 41.3% at December 31, 2003.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $125 million through May 2005 ("the 364 day facility"). The 364-day facility terminates in May 2005, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $250 million and no debt was outstanding under the commercial paper facilities at June 30, 2004.

   The Company also has access to $74.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   The  Company  had unused  lines of credit of $316.0  million  available  at
June 30, 2004 contingent upon the Company's compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2004, the Company was in compliance with these covenants.

   Upon acquiring Degussa Dental in October 2001, Dentsply management changed Degussa Dental's practice of holding a long position in precious metals used in the production of precious metal alloy products, to holding the precious metal on a consignment basis from various financial institutions. In connection with this change in practice, the Company sold certain precious metals to various financial institutions in the fourth quarter of 2001 for a value of $41.8 million and in the first quarter of 2002 for a value of $6.8 million. These transactions effectively transferred the price risk on the precious metals to the financial institutions and allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain financing to fund an ownership position in the required precious metal inventory levels. At June 30, 2004, the value of the consigned precious metals held by the Company was $61.5 million.

   The Company's cash increased $180.6 million during the six months ended June 30, 2004 to $344.4 million. The Company has continued to accumulate cash in 2004 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements. The Company anticipates that cash will continue to build throughout the remainder of 2004, subject to any uses of cash for acquisitions and stock purchases.

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


NEW ACCOUNTING PRONOUNCEMENTS


   In January 2004, the FASB released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company elected the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. In May 2004, FASB released FSP 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides final guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSB also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSB 106-2 superceded FSB 106-1 when it became effective on July 1, 2004. The Company does not expect the Act to have a material impact on the Company's Postretirement benefits liabilities or the Company's financial statements.

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

                                   PART II
                              OTHER INFORMATION

Item 1 - Legal Proceedings


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The parties have submitted their briefs and a hearing is scheduled in September 2004.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have appealed this decision to the Third Circuit and briefs of the parties have been submitted. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company challenged the certification of a class in higher courts, but such challenges have been unsuccessful. In July, the Court issued a decision that the class would be opt-in, as proposed by the Company, rather than opt-out (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class). The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million.


Item 2 - Changes in Securities and Use of Proceeds

   In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the six months ended June 30, 2004, the Company had the following activity with respect to this repurchase program:

                                                                                               Number Of
                                                                                              Shares That
                                                                                               May Yet Be
                                         Total Number       Total Cost      Average Price       Purchased
                                          Of Shares         Of Shares         Paid Per         Under The
Period                                    Purchased         Purchased          Share            Program
                                                 (in thousands, except per share amounts)
January, 2004                                   -           $     -            $   -             1,000.0
February, 2004                               176.0             7,610             43.24             824.0
March, 2004                                   99.0             4,334             43.78             725.0
April, 2004                                     -                 -                -               725.0
May, 2004                                     25.5             1,222             47.92             699.5
June, 2004                                    75.0             3,739             49.85             624.5
                                             375.5          $ 16,905           $ 45.02

Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 10, 2004, the Company held its 2004 Annual Meeting of stockholders.

(b)   Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

      1.    Election of Class III Directors:

           Nominee                            Votes For         Votes Withheld
           Paula H. Cholmondeley              70,275,866           1,641,432
           Michael J. Coleman                 70,923,625             993,673
           John C. Miles II                   70,675,972           1,241,326
           W. Keith Smith                     69,849,230           2,068,068




      2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 2004:

            Votes For:                         70,386,265
            Votes Against:                      1,499,917
            Abstentions:                           31,116


(d)   Not applicable.



Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b)   Reports on Form 8-K

    On July 26, 2004, the Company filed a Form 8-K, under item 12, furnishing the press release issued on July 26, 2004 regarding its second quarter 2004 sales and earnings.

    On August 2, 2004, the Company filed a Form 8-K, under item 12, furnishing a transcript of its July 27, 2004 conference call regarding the Company's discussion of its second quarter 2004 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 9, 2004                 /s/ Gerald K. Kunkle, Jr.
Date                               Gerald K. Kunkle, Jr.
                                   Vice Chairman and
                                   Chief Executive Officer



August 9, 2004                 /s/ Bret W. Wise
Date                               Bret W. Wise
                                   Senior Vice President and
                                   Chief Financial Officer