Form 10-Q
period 2004-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2004-11-08
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30,2004

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

                               ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 5, 2004 the Company had 80,687,915 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                     For Quarter Ended September 30, 2004

                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income            3
      Consolidated Condensed Balance Sheets                  4
      Consolidated Condensed Statements of Cash Flows        5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                                 6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations         22

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                     31

   Item 4 - Controls and Procedures                         31


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                               32

   Item 2 - Changes in Securities, Use of Proceeds
      and Issuer Purchases of Equity Securities             33

   Item 6 - Exhibits and Reports on Form 8-K                33

Signatures                                                  34

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                            Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,

                                                            2004            2003          2004            2003
                                                                (in thousands, except per share amounts)

Net sales                                              $   390,592    $   375,503    $ 1,231,298    $ 1,141,217
Cost of products sold                                      191,548        191,702        614,496        576,579

Gross profit                                               199,044        183,801        616,802        564,638
Selling, general and administrative expenses               128,825        120,020        397,855        370,493
Restructuring and other costs (Note 9)                       2,108             --          3,165             --

Operating income                                            68,111         63,781        215,782        194,145

Other income and expenses:
  Interest expense                                           6,431          6,102         18,232         18,650
  Interest income                                           (1,235)          (377)        (3,124)        (1,003)
  Other (income) expense, net                                  347         (1,526)         1,145         (2,601)

Income before income taxes                                  62,568         59,582        199,529        179,099
Provision for income taxes                                  16,225         19,295         58,196         57,923

Income from continuing operations                           46,343         40,287        141,333        121,176

Income from discontinued operations,
  (Including gain on sale in the nine months ended
   September 30, 2004 of $43,031) (Note 6)                     340          1,027         43,225          2,623

Net income                                             $    46,683    $    41,314    $   184,558    $   123,799

Earnings per common share - basic (Note 3)
  Continuing operations                                $      0.58    $      0.51    $      1.76    $      1.54
  Discontinued operations                                       --           0.01           0.54           0.03
Total earnings per common share - basic                $      0.58    $      0.52    $      2.30    $      1.57

Earnings per common share - diluted (Note 3)
  Continuing operations                                $      0.57    $      0.50    $      1.73    $      1.51
  Discontinued operations                                       --           0.01           0.53           0.03
Total earnings per common share  - diluted             $      0.57    $      0.51    $      2.26    $      1.54


Cash dividends declared per common share               $   0.05250    $   0.05250    $   0.15750    $   0.14450


Weighted average common shares outstanding (Note 3):
     Basic                                                  80,495         78,999         80,304         78,712
     Diluted                                                82,110         81,007         81,910         80,458

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                            September 30,    December 31,
                                                                                 2004            2003
                                                                                  (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                           $   407,350    $   163,755
        Accounts and notes receivable-trade, net                                241,869        241,385
        Inventories, net (Notes 1 and 7)                                        212,052        205,587
        Prepaid expenses and other current assets                                93,687         88,463
        Assets held for sale (Note 6)                                                --         28,262

           Total Current Assets                                                 954,958        727,452

     Property, plant and equipment, net                                         381,091        376,211
     Identifiable intangible assets, net                                        237,763        246,475
     Goodwill, net                                                              958,065        963,264
     Other noncurrent assets                                                     86,160        114,736
     Noncurrent assets held for sale (Note 6)                                        --         17,449

Total Assets                                                                $ 2,618,037    $ 2,445,587

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                    $    73,953    $    86,338
        Accrued liabilities                                                     163,595        172,684
        Income taxes payable                                                     55,518         26,551
        Notes payable and current portion
           of long-term debt                                                     22,478         21,973
        Liabilities of discontinued operations (Note 6)                              --         20,206

           Total Current Liabilities                                            315,544        327,752

     Long-term debt                                                             781,960        790,202
     Deferred income taxes                                                       66,993         66,861
     Other noncurrent liabilities                                               140,726        137,016
     Noncurrent liabilities of discontinued operations (Note 6)                      --          1,269
           Total Liabilities                                                  1,305,223      1,323,100

     Minority interests in consolidated subsidiaries                                 79            418

     Commitments and contingencies (Note 11)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                        --             --
        Common stock, $.01 par value; 200 million shares authorized;
            81.4 million shares issued at September 30, 2004
            and December 31, 2004                                                   814            814
        Capital in excess of par value                                          186,126        166,952
        Retained earnings                                                     1,061,497        889,601
        Accumulated other comprehensive income (Note 2)                          96,373        104,920
        Unearned ESOP compensation                                                   --           (380)
        Treasury stock, at cost, 0.9 million shares at September 30, 2004
           and 2.1 million shares at December 31, 2003                          (32,075)       (39,838)

           Total Stockholders' Equity                                         1,312,735      1,122,069

Total Liabilities and Stockholders' Equity                                  $ 2,618,037    $ 2,445,587

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,

                                                                                 2004            2003
                                                                                    (in thousands)
Cash flows from operating activities:

Income from continuing operations                                           $   141,333    $   121,176

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                   30,301         28,224
  Amortization                                                                    6,282          6,590
  Restructuring and other costs                                                   3,165             --
  Cash flows from discontinued operating activities                              (1,713)         1,522
  Other, net                                                                      5,132          9,291

Net cash provided by operating activities                                       184,500        166,803

Cash flows from investing activities:

Capital expenditures                                                            (36,902)       (54,280)
Acquisitions of businesses, net of cash acquired                                (16,556)        (5,613)
Expenditures for identifiable intangible assets                                      --         (2,410)
Proceeds from sale of Gendex                                                    102,500             --
Cash flows used in discontinued operations' investing activities                   (148)        (1,229)
Other, net                                                                       (1,015)           556

Net cash provided by (used in) investing activities                              47,879        (62,976)

Cash flows from financing activities:

Payments on long-term borrowings                                                   (571)       (50,026)
Net change in short-term borrowings                                                 750         (1,750)
Cash paid for treasury stock                                                    (24,799)            --
Cash dividends paid                                                             (12,595)       (10,846)
Proceeds from exercise of stock options                                          35,831         13,332
Other, net                                                                       10,248          7,320

Net cash provided (used in) by financing activities                               8,864        (41,970)

Effect of exchange rate changes on cash and cash equivalents                      2,352          3,501

Net increase in cash and cash equivalents                                       243,595         65,358

Cash and cash equivalents at beginning of period                                163,755         25,652

Cash and cash equivalents at end of period                                  $   407,350    $    91,010

See accompanying notes to unaudited interim consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2004


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

Inventories

   Inventories are stated at the lower of cost or market. At September 30, 2004, the cost of $10.9 million or 5% and at December 31, 2003, the cost of $11.4 million or 6% of inventories were determined by the last-in, first-out
(LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $1.2 million at September 30, 2004 and by $1.0 million at December 31, 2003.

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

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that an annual impairment approach be applied to goodwill and indefinite-lived intangible assets. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $5.2 million during the nine months ended September 30, 2004 to $958.1 million, which was due primarily to the effects of foreign currency translation.

   The Company performed the required annual impairment tests in the second quarter of 2004 and no impairment was identified. This impairment assessment included an evaluation of 22 reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.

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

   The Company offers certain cash rebate programs to customers based on targeted sales increases. The Company has three primary programs which include the precious metal alloy rebate program, the Corporate general dental practices program and the Corporate group dental practices program. These rebate programs are developed to incent the customers to purchase product quantities in excess of their previous year's purchases. In accounting for these rebate programs, the Company records an accrual throughout the year as a reduction of net sales for the estimated rebate as sales take place in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

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

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                        2004         2003          2004         2003
                                                            (in thousands, except per share amounts)

Net income, as reported                        $      46,683    $   41,314    $   184,558    $   123,799
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                          (3,345)       (2,791)        (9,817)        (8,209)
Pro forma net income                           $      43,338    $   38,523    $   174,741    $   115,590

Basic earnings per common share
  As reported                                  $        0.58    $     0.52    $      2.30    $      1.57
  Pro forma under fair value based method      $        0.54    $     0.49    $      2.18    $      1.47

Diluted earnings per common share
  As reported                                  $        0.57    $     0.51    $      2.26    $      1.54
  Pro forma under fair value based method      $        0.53    $     0.48    $      2.13    $      1.44

NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:

                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                            2004         2003       2004          2003
                                                                        (in thousands)
Net income                                              $  46,683    $  41,314   $ 184,558    $ 123,799
Other comprehensive income:
     Foreign currency translation adjustments              16,689        9,888      (1,535)      58,391
     Unrealized gain on available-for-sale securities          15        1,250          64        7,869
     Net gain (loss) on derivative financial
       instruments                                         (2,097)       2,514      (7,076)         967
Total comprehensive income                              $  61,290    $  54,966   $ 176,011    $ 191,026


   During the quarter and the nine months ended September 30, 2004, foreign currency translation adjustments included translation gains of $22.2 million and losses of $5.8 million, respectively, offset by losses of $5.5 million and gains of $4.2 million, respectively, on the Company's loans designated as hedges of net investments. During the quarter and the nine months ended September 30, 2003, the Company had translation gains of $24.2 million and $87.3 million, respectively, offset by losses of $14.3 million and $28.9 million, respectively, on its loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:


                                                   September 30,  December 31,
                                                       2004         2003
                                                        (in thousands)
Foreign currency translation adjustments           $ 107,997    $ 109,532
Net loss on derivative financial
  instruments                                        (10,629)      (3,553)
Unrealized gain on available-for-sale securities         215          151
Minimum pension liability                             (1,210)      (1,210)
                                                   $  96,373    $ 104,920



   The cumulative foreign currency translation adjustments included translation gains of $187.2 million and $193.0 million as of September 30, 2004 and December 31, 2003, respectively, offset by losses of $79.2 million and $83.5 million, respectively, on loans designated as hedges of net investments.

NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:


                                                            Three Months Ended   Nine Months Ended
                                                               September 30,       September 30,
                                                            2004      2003       2004       2003
                                                           (in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Income from continuing operations                        $ 46,343   $ 40,287   $141,333   $121,176
Income (loss) from discontinued operations                    340      1,027     43,225      2,623
Net income                                               $ 46,683   $ 41,314   $184,558   $123,799

Common shares outstanding                                  80,495     78,999     80,304     78,712

Earnings per common share from continuing operations     $   0.58   $   0.51   $   1.76   $   1.54
Earnings per common share from discontinued operations         --       0.01       0.54       0.03
Total earnings per common share - basic                  $   0.58   $   0.52   $   2.30   $   1.57

Diluted Earnings Per Common Share Computation

Income from continuing operations                        $ 46,343   $ 40,287   $141,333   $121,176
Income (loss) from discontinued operations                    340      1,027     43,225      2,623
Net income                                               $ 46,683   $ 41,314   $184,558   $123,799

Common shares outstanding                                  80,495     78,999     80,304     78,712
Incremental shares from assumed exercise
    of dilutive options                                     1,615      2,008      1,606      1,746
Total shares                                               82,110     81,007     81,910     80,458

Earnings per common share from continuing operations     $   0.57   $   0.50   $   1.73   $   1.51
Earnings per common share from discontinued operations         --       0.01       0.53       0.03
Total earnings per common share - diluted                $   0.57   $   0.51   $   2.26   $   1.54



   Options to purchase 17,000 and 53,500 shares of common stock that were outstanding during the quarters ended September 30, 2004 and 2003 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2004 and 2003 were 85,400 and were 104,300 million, respectively.

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

      In a separate agreement, as amended, the Company acquired the know-how, patent and trademark rights to the non-injectible periodontal anesthetic product known as Oraqix(R) with a purchase price composed of the following: a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix(R) product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued and classified within the restructuring and other costs line item during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA was approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The NDA application was approved in December 2003 and as a result the remaining payments of $16.0 million became due and were accrued in 2003 and the payments were made in January 2004. These payments were capitalized and will be amortized over the term of the licensing agreements.


NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended September 30, 2004 and 2003.

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

   The following tables set forth information about the Company's operating groups for the quarters and nine month periods ended September 30, 2004 and 2003:


Third Party Net Sales

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                    2004         2003         2004        2003
                                                                   (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $   71,699   $   64,950   $  216,407   $  200,040
Endodontics/Professional Division
  Dental Consumables/Asia                          99,901       96,003      302,878      281,503
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             101,754      102,958      353,012      322,359
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              29,580       29,829       88,458       85,430
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            80,668       74,907      255,314      235,737
All Other (a)                                       6,990        6,856       15,229       16,148
Total                                          $  390,592   $  375,503   $1,231,298   $1,141,217


Third Party Net Sales, excluding precious metal content

                                                   Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    2004         2003        2004         2003
                                                                   (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $   67,642   $   62,206   $  207,339   $  190,645
Endodontics/Professional Division
  Dental Consumables/Asia                          98,293       95,358      298,525      279,075
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              70,334       68,719      242,449      217,394
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              29,344       29,736       87,778       84,386
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            72,877       65,896      226,951      206,207
All Other (a)                                       6,990        6,856       15,229       16,148
Total excluding Precious Metal Content            345,480      328,771    1,078,271      993,855
Precious Metal Content                             45,112       46,732      153,027      147,362
Total including Precious Metal Content         $  390,592   $  375,503   $1,231,298   $1,141,217


Intersegment Net Sales
                                                  Three Months Ended         Nine Months Ended
                                                      September 30,            September 30,
                                                   2004         2003        2004          2003
                                                                 (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  57,125    $  49,468    $ 169,184    $ 147,861
Endodontics/Professional Division
  Dental Consumables/Asia                         39,090       37,057      120,719      116,596
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             17,969       18,949       63,646       61,090
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              8,130        8,273       27,567       23,895
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            8,438        7,167       23,949       24,294
All Other (a)                                     35,007       35,544      116,939      115,425
Eliminations                                    (165,759)    (156,458)    (522,004)    (489,161)
Total                                          $      --    $      --    $      --    $      --


Segment Operating Income
                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   2004         2003         2004        2003
                                                               (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  20,477    $  17,375    $  61,640    $  52,996
Endodontics/Professional Division
  Dental Consumables/Asia                         37,595       36,598      117,438      112,864
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              4,754        5,784       26,337       19,380
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              5,114        3,479       12,045        9,614
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           11,614        8,667       38,988       30,666
All Other (a)                                     (9,335)      (8,122)     (37,501)     (31,375)
Segment Operating Income                          70,219       63,781      218,947      194,145

Reconciling Items:
Restructuring and other costs                      2,108           --        3,165           --
Interest Expense                                   6,431        6,102       18,232       18,650
Interest Income                                   (1,235)        (377)      (3,124)      (1,003)
Other (income) expense, net                          347       (1,526)       1,145       (2,601)
Income before income taxes                     $  62,568    $  59,582    $ 199,529    $ 179,099


Assets
                                               September 30,  December 31,
                                                   2004          2003
                                                     (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $   195,037   $   187,248
Endodontics/Professional Division
  Dental Consumables/Asia                        1,223,429     1,215,723
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                              573,337       590,208
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              290,400       256,299
U.S. Dental Laboratory Business/
  Implants/Orthodontics                            303,347       311,782
All Other (a)                                       32,487      (115,673)
Total                                          $ 2,618,037   $ 2,445,587


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

   During the first quarter of the year 2004, the Company discontinued the operations of the Company's dental needle business (see Note 9).

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

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                       2004        2003       2004       2003
                                                                      (in thousands)
Net sales                                            $     (43)   $24,918    $17,392    $73,340
Gain on sale of Gendex                                       -          -     72,943          -
Income before income taxes (including gain on
  sale in the nine months ended September 30, 2004)        247      1,563     73,088      4,249



NOTE 7 - INVENTORIES


   Inventories consist of the following:

                              September 30,   December 31,
                                  2004          2003
                                      (in thousands)

Finished goods                  $129,306      $123,290
Work-in-process                   42,118        41,997
Raw materials and supplies        40,628        40,300

                                $212,052      $205,587

NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:


                                                               Other Postretirement
                                      Pension Benefits               Benefits
                                 --------------------------  ----------------------
                                    Three Months Ended         Three Months Ended
                                        September 30,             September 30,
                                     2004         2003          2004         2003
                                                     (in thousands)
Service cost                       $ 1,220      $ 1,188      $    67      $    84
Interest cost                        1,475        1,289          171          261
Expected return on plan assets        (904)        (713)          --           --
Net amortization and deferral          198          119          (55)         (95)

Net periodic benefit cost          $ 1,989      $ 1,883      $   183      $   250


                                                              Other Postretirement
                                      Pension Benefits              Benefits
                                   ---------------------       -------------------
                                     Nine Months Ended          Nine Months Ended
                                        September 30,             September 30,
                                     2004         2003          2004         2003
                                                   (in thousands)
Service cost                       $ 3,469      $ 3,184      $   202      $   253
Interest cost                        4,424        3,846          512          783
Expected return on plan assets      (2,502)      (2,153)          --           --
Net amortization and deferral          512          356         (166)        (286)

Net periodic benefit cost          $ 5,903      $ 5,233      $   548      $   750



   Information related to the funding of the Company's benefit plans for 2004 is as follows:

                                                        Other
                                           Pension  Postretirement
                                           Benefits    Benefits
                                              (in thousands)
Actual, September 30, 2004                  $4,341     $1,092
Projected for the remainder of the year      1,214        364
Total for year                              $5,555     $1,456

NOTE 9 - RESTRUCTURING AND OTHER COSTS AND CHARGES


   During the third quarter of 2004, the Company recorded restructuring and other costs of $1.9 million. These costs were related to the restructuring and consolidation of the Company's European laboratory business. The primary objective of this restructuring plan is to improve operational efficiencies and to reduce costs within this business. The charge relates to severance costs for the elimination of approximately 40 administrative and manufacturing positions primarily in Germany. This plan is expected to be substantially complete by the first quarter of 2005. As of September 30, 2004, all of these positions remained to be eliminated and the full severance accrual remained outstanding.

   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. In addition, during the quarter and the nine months ended September 30, 2004, the Company recorded charges of $0.2 million and $1.3 million, respectively, for additional severance, lease termination and other restructuring costs incurred during the periods related to this plan. This restructuring plan will result in the elimination of approximately 65 administrative and manufacturing positions primarily in the United States, 12 of which remain to be eliminated as of September 30, 2004. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. This plan is expected to be substantially complete by December 31, 2004. The major components of these charges and the remaining outstanding balances at September 30, 2004 are as follows:


                                              Amounts                    Amounts    Balance
                                  2003        Applied        2004        Applied  September 30,
                               Provisions     2003       Provisions       2004        2004
                                                       (in thousands)
Severance                      $   908      $   (49)     $   444      $  (989)     $   314
Lease/contract
  terminations                     562         (410)          82         (180)          54
Other restructuring
  costs                             27          (27)         784         (784)          --
Intangible and other asset
  impairment charges             3,000       (3,000)          --           --           --
                               $ 4,497      $(3,486)     $ 1,310      $(1,953)     $   368

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

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at September 30, 2004 are as follows:

                                                                                          Change
                                                                                       in Estimate
                                     Amounts                                             Recorded
                                     Recorded                                             Through
                                     Through       Amounts      Change        Amounts     Purchase     Amounts      Balance
                           2002       Purchase      Applied   in Estimate    Applied     Accounting    Applied    September 30,
                       Provisions   Accounting      2002         2002          2003         2003         2004         2004
                                                             (in thousands)
Severance                $   541     $ 2,927      $  (530)     $  (164)     $  (988)     $  (878)     $  (575)     $   333
Lease/contract
  terminations               895       1,437         (500)         120         (665)        (245)        (351)         691
Other restructuring
  costs                       38          60          (60)         (36)          --           --           --            2
Fixed asset
  impairment charges         195          --         (195)          --           --           --           --           --
                         $ 1,669     $ 4,424      $(1,285)     $   (80)     $(1,653)     $(1,123)     $  (926)     $ 1,026


   During the fourth quarter 2003, the Company made the decision to discontinue the operations of its dental needle business. The business consists of one manufacturing location which ceased operations on March 31, 2004. As a result of this decision, the Company recorded a charge in the fourth quarter of 2003 of $1.6 million as a reduction in income from discontinued operations. Included in this charge were severance costs of $0.4 million, fixed asset impairment charges of $0.5 million, $0.4 million of impairment charges related to goodwill and other restructuring costs of $0.3 million. In addition, during the nine months ended September 30, 2004, the Company recorded charges of $0.4 million for additional severance, other restructuring costs and fixed asset impairment charges incurred during the period related to this closing. This plan resulted in the elimination of approximately 55 administrative and manufacturing positions in the United States. This plan was substantially complete at March 31, 2004. The major components of these charges are as follows:


                                                 Amounts                   Amounts    Balance
                                     2003        Applied        2004       Applied  September 30,
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


   In the first and second quarters of 2003, the Company recorded charges and reserve reversals which represented corrections of errors from prior periods. The net after-tax impact of these corrections for the nine month period ended September 30, 2003 was a charge of $1.3 million, included in income from continuing operations (see Note 19 of the Consolidated Financial Statements included in the Company's Form 10-K for the period ended December 31, 2003).

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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of September 30, 2004, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap. Completion of this exchange allowed the Company to pay down debt and the forward-starting interest rate swap locks in the rate of borrowing for future Swiss franc variable rate debt, that will arise upon the maturity of the Company's fixed rate Swiss franc notes in 2005, at 4.2% for a term of seven years.

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

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of September 30, 2004 and December 31, 2003, the accumulated fair value of the interest rate swap was $13.4 million and $14.1 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at September 30, 2004 and December 31, 2003.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. As of September 30, 2004 and December 31, 2003, the accumulated fair value of the cross-currency element of the integrated transaction was $37.7 million and $56.6 million, respectively, and was recorded in Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at September 30, 2004 and December 31, 2003. See Hedges of Net Investments in Foreign Operations below for further information related to the cross-currency element of the integrated transaction.

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

   At September 30, 2004 and December 31, 2003, the Company had Euro-denominated, Swiss franc-denominated and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. During 2003, the Company designated its Euro-denominated debt as a hedge of a portion of the net assets of its European subsidiaries, due to the change in the cross-currency element of the integrated transaction discussed below. At September 30, 2004 and December 31, 2003, the accumulated translation losses related to foreign currency denominated-debt included in Accumulated other comprehensive income were $79.2 million and $83.5 million, respectively.

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

   As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds, and has designated the Euro 350 million Eurobonds as a hedge of its net investments in Euro-based foreign subsidiaries. Since March 2003, the effect of currency on the net investments in Euro-based foreign subsidiaries has resulted in gains of $52.9 million, net of the Eurobond hedge, which has been recorded as part of "Accumulated other comprehensive income".

Other

   The aggregate net fair value of the Company's derivative instruments at September 30, 2004 and December 31, 2003 was $41.6 million and $63.1 million, respectively.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. Oral argument of this case in the Third Circuit was held in September 2004.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company challenged the certification of a class in higher courts, but such challenges have been unsuccessful. In July, the Court issued a decision that the class would be opt-in, as proposed by the Company, rather than opt-out (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class). The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. In the third quarter of 2004, the Company's insurance carrier confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. 3M seeks an injunction and damages in the case and its patent expires in November 2005. The Company is defending against the 3M allegations. The trial in this matter is currently scheduled for February 2005.

                          DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed herein and within the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

   Management believes that an internal growth rate of 4-6% is a long-term sustainable rate for the Company. During the nine months ended September 30, 2004, the Company's overall internal growth was approximately 3.9% compared to 4.4% for the same period of 2003. Our internal growth rates in the United States and Europe, the largest dental markets in the world, were 2.6% and 4.6%, respectively during the nine months ended September 30, 2004. Our internal growth rate in all other regions during the nine months ended September 30, 2004, which represents approximately 19% of our sales, was 5.5%, due largely to strong growth in the Asian region, excluding Japan. Although a small component of our business (approximately 4% of sales), the Asian region, excluding Japan, has historically been one of the highest growth regions for the Company and management believes it represents a long-term growth opportunity for the industry and the Company. Japan represents the third largest dental market in the world behind the United States and Europe. Japan's dental market growth has been weak as it closely parallels its economic growth. The Company also views the Japanese market as an important growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. Through nine months of 2004, eighteen new products have been introduced around the world and an equivalent number of new products are scheduled for introduction during the balance of the year. Specifically, in the third quarter of 2004 the Company announced the introduction of its Qraqix anesthetic gel product, a revolutionary new non-injectable anesthetic for use in scaling and root planning procedures.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. In anticipation of this, the company has pursued several new research and development initiatives to support this development. Specifically, earlier this year the Company entered into a five-year agreement with the Georgia Institute of Technology's Research Institute to pursue potential new advances in dentistry. In addition, we recently completed an agreement with Doxa AB to develop and commercialize products within the dental field based upon Doxa's bioactive ceramic technology. The Doxa technology is designed to induce chemical integration between the material and dentition or bone structure. These agreements are consistent with the Company's strategy of being the leading innovator in the industry.

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


RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

Net Sales

   The discussions below summarize the Company's sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

   As the presentation of net sales excluding precious metal content could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net sales to net sales excluding precious metal content. Our definitions and calculations of net sales excluding precious metal content and other operating measures derived using net sales excluding precious metal content may not necessarily be the same as those used by other companies.

                                                 Three Months Ended
                                                    September 30,
                                                  2004        2003
                                                    (in millions)
Net Sales                                      $  390.6    $  375.5
Precious Metal Content of Sales                   (45.1)      (46.7)
Net Sales Excluding Precious Metal Content     $  345.5    $  328.8


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

   Net sales during the quarter ended September 30, 2004 increased $15.1 million, or 4.0%, over 2003 to $390.6 million. Net sales, excluding precious metal content, increased $16.7 million, or 5.1%, to $345.5 million. Sales growth, excluding precious metal content, was comprised of 1.7% internal growth and 3.4% foreign currency translation. The 1.7% internal growth was comprised of 1.6% in the United States, 0.4% in Europe and 4.0% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was impacted by strong growth in orthodontic products, offset by lower sales in certain products within the dental consumable category including anesthetic products. Growth in the 2004 quarter was negatively impacted by the hurricane activity that occurred in the Southeast part of the United States during the period. In Europe, internal growth was primarily driven by strong growth in implant and endodontic products, offset by lower sales in the dental consumable category. The growth in Europe during the quarter was negatively impacted by lower growth in Germany which represents more than half of sales in Europe. The slow sales in Germany are believed to be the result of changes in government reimbursement that occurred effective January 1, 2004 and further changes that are anticipated as of January 1, 2005. We believe that these changes may result in lower sales in Germany in the fourth quarter of 2004 as dentists and patients defer procedures until the new reimbursement rules are effective in 2005. The internal growth of 4.0% in all other regions was largely the result of strong growth in the Asian region offset by weak growth in Latin America.


Gross Profit

   Gross profit was $199.0 million for the quarter ended September 30, 2004 compared to $183.8 million in 2003, an increase of $15.2 million, or 8.3%. Gross profit, measured against sales including precious metal content, represented 51.0% of net sales in 2004 compared to 48.9% in 2003. The gross profit for 2004, measured against sales excluding precious metal content, represented 57.6% of net sales compared to 55.9% in 2003. This margin improvement from 2003 to 2004 was due to higher average realized selling prices, new product introductions, reduced costs related to improvements in the operational side of the business and favorable mix changes.

Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $8.8 million, or 7.3%, to $128.8 million during the third quarter of 2004 from $120.0 million in 2003. The 7.3% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $4.9 million. SG&A expenses, measured against sales including precious metal content, increased to 33.0% compared to 32.0% in 2003. SG&A expenses, measured against sales excluding precious metal content, increased to 37.3% compared to 36.5% in 2003. The increase in costs as a percentage of sales was largely the result of costs related to the launch of the Oraqix(R) product and additional costs related to the Sarbanes-Oxley compliance.

   During the third quarter of 2004, the Company recorded restructuring and other costs of $2.1 million. These costs were primarily related to the restructuring and consolidation of our European lab business, initiated in the third quarter of 2004. In addition, these costs were related to costs incurred in the consolidation of its U.S. laboratory businesses which was initiated in the fourth quarter of 2003.


Other Income and Expenses

   Net interest expense and other expenses were $5.5 million during the quarter ended September 30, 2004 compared to $4.2 million in 2003. The 2004 period included $5.2 million of net interest expense, $0.1 million of currency transaction losses and $0.2 million of other non-operating expense. The 2003 period included $5.7 million of net interest expense, $1.0 million of currency transaction gains and $0.5 million of other non-operating income including an unrealized gain on the PracticeWorks warrants sold in the fourth quarter of 2003. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Earnings

   The effective tax rate decreased to 25.9% for the quarter ended September 30, 2004 from 32.4% in 2003. The 2004 period includes a benefit of $2.9 million resulting from the resolution of certain tax matters related to prior periods. These benefits reduced the effective tax rate by 4.6% during the quarter ended September 30, 2004. The Company operates and is subject to audit in many taxing jurisdictions throughout the world. The Company makes provisions based on the expected outcome of tax assessments and audits given the best information available and adjusts such provisions upon resolution of the assessments or audits, or when additional information about the outcome is available.

   Income from continuing operations increased $6.0 million, or 15.0%, to $46.3 million during the third quarter of 2004 from $40.3 million in 2003. Fully diluted earnings per share from continuing operations during the 2004 period were $0.57, an increase of 14.0% from $0.50 in 2003. The third quarter of 2004 includes pretax charges of $2.1 million related to restructuring activities and a reduction of income taxes of $2.9 million related to tax matters from prior periods.


Discontinued Operations

   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   The gain from discontinued operations was $0.3 million during the quarter ended September 30, 2004 compared to income of $1.0 million for the same period in 2003. Fully diluted earnings per share from discontinued operations was a gain of less than $0.01 for the quarter ended September 30, 2004 and income of $0.01 for the same period in 2003.


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

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group were $67.6 million during the quarter ended September 30, 2004, an 8.7% increase compared to $62.2 million in 2003. Internal growth was 5.6% and currency translation added 3.1% to sales in 2004. The Japanese and Non-dental businesses in the group had the highest growth, offset by lower growth in the U.S. and European Consumable businesses.

   Operating profit increased $3.1 million during the three months ended September 30, 2004 to $20.5 million in 2003. Sales growth (third party and inter-segment) and an improved mix of products in the U.S. and European dental consumable businesses and the leveraging of expenses in the Japanese business were the most significant contributors to the increase.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $2.9 million during the three months ended September 30, 2004, or 3.1%, to $98.3 million up from $95.4 million in 2003. Internal growth was 1.8% and currency translation added 1.3% to 2004 sales. Sales growth was highest in the Endodontics and Asian businesses offset by lower sales in certain consumables products in the United States.

   Operating profit was $37.6 million during the quarter ended September 30, 2004, an increase of $1.0 million from $36.6 million in 2003. This increase was driven by sales growth in the group's Endodontics and Asian businesses. In addition, operating profit benefited from currency translation.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $70.3 million during the quarter ended September 30, 2004, a 2.3% increase compared to $68.7 million in 2003. Internal growth was negative 6.0% with currency translation adding 8.3%. Changes in German reimbursement programs resulted in slower sales in Germany during the 2004 quarter which was the primary driver of the negative 6% internal sales growth.

   Operating profit decreased $1.0 million during the three months ended September 30, 2004 to $4.8 million from $5.8 million in 2003. The reduction in operating profits was driven primarily by lower sales, particularly in the German businesses. In addition, operating profit benefited from currency translation.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group decreased $0.4 million during the quarter ended September 30, 2004, or 1.3%, to $29.3 million from $29.7 million in 2003. The lower internal sales was attributable to the Mexican and Brazilian businesses within the Latin America group and decreases in the U.S. Pharmaceutical sales.

   Operating profit was $5.1 million during the second quarter of 2004, a $1.6 million increase from $3.5 million in 2003 The increase was driven by improved gross profit margins and the leveraging of overhead expenses in the International operations within the group.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group was $72.9 million during the three months ended September 30, 2004, a 10.6% increase compared to $65.9 million in 2003. Internal growth was 8.5% and currency translation added 2.1% to sales in 2004. The internal growth increase was primarily due to strong growth in the implant and orthodontics businesses.

   Operating profit increased $2.9 million during the three months ended September 30, 2004 to $11.6 million from $8.7 million in 2003. This increase was driven by improved sales and improved gross profit margins in the implant business as well as improved leveraging of SG&A expenses in the implant and U.S. Dental Laboratory businesses.


RESULTS OF CONTINUING OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003


Net Sales


   The following is a reconciliation of net sales to net sales excluding precious metal content.


                                                    Nine Months Ended
                                                      September 30,

                                                   2004          2003
                                                      (in millions)
Net Sales                                      $  1,231.3    $  1,141.2
Precious Metal Content of Sales                    (153.0)       (147.3)
Net Sales Excluding Precious Metal Content     $  1,078.3    $    993.9


   Net sales during the nine months ended September 30, 2004 increased $90.1 million, or 7.9%, over 2003 to $1,231.3 million. Net sales, excluding precious metal content, increased $84.4 million, or 8.5%, to $1,078.3 million. Sales growth, excluding precious metal content, was comprised of 3.9% internal growth and 4.6% foreign currency translation. The 3.9% internal growth was comprised of 2.6% in the United States, 4.6% in Europe and 5.5% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by growth in specialty dental products, offset by negative growth in certain products within the dental consumable category and in equipment products within the dental laboratory category. In Europe strong internal sales growth in specialty dental products was offset by flat growth in the dental consumable category. The internal growth of 5.5% in all other regions was largely the result of strong growth in the Asian region, Canada and the Middle East, offset by lower sales in Japan.

Gross Profit

   Gross profit was $616.8 million for the nine months ended September 30, 2004 compared to $564.6 million in 2003, an increase of $52.2 million, or 9.2%. Gross profit, measured against sales including precious metal content, represented 50.1% of net sales in 2004 compared to 49.5% in 2003. The gross profit for 2004, measured against sales excluding precious metal content, represented 57.2% of net sales compared to 56.8% in 2003. This margin improvement from 2003 to 2004 was due to higher average realized selling prices, new product introductions and favorable mix changes, offset in part by startup costs that were incurred in the pharmaceutical plant in Chicago as the media and the stability trials were being conducted.


Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $27.4 million, or 7.4%, to $397.9 million during the first nine months of 2004 from $370.5 million in 2003. The 7.4% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $19.0 million. SG&A expenses, measured against sales including precious metal content, decreased to 32.3% compared to 32.5% in 2003. SG&A expenses, as measured against sales excluding precious metal content, decreased to 36.9% compared to 37.3% in 2003. The continued leveraging of expenses was the primary reason for the percentage decrease in SG&A expenses from 2003 to 2004. The benefits of the expense leveraging were partially offset by costs related to the launch of the Oraqix(R) product and additional costs related to the Sarbanes-Oxley compliance.

   During 2004, the Company recorded restructuring and other costs of $3.2 million. These costs were largely related to the restructuring and consolidation of our European laboratory business, initiated in the third quarter of 2004. In addition, restructuring costs were incurred related to the closure of the Company's European central warehouse in Nijmegan, The Netherlands and transfer of this function to a Company-owned facility in Radolfzell, Germany, and additional charges related to the consolidation of its U.S. laboratory businesses which was initiated in the fourth quarter of 2003. The primary objective of the European laboratory plan was to improve operational efficiencies and to reduce costs within this business and is expected to be substantially complete by the first quarter of 2005. The transfer of the European warehouse was an effort to improve customer service levels and reduce costs. This relocation was substantially complete during the first quarter of 2004. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan is expected to be substantially complete by the end of 2004.

   The Company anticipates the remaining costs to complete these restructuring initiatives will be approximately $1.7 million and $1.2 million during the fourth quarter of 2004 and the first quarter of 2005, respectively, which will be expensed as the costs are incurred. These plans are projected to result in future annual expense reductions of $3 to $5 million when fully implemented in 2005.


Other Income and Expenses

   Net interest expense and other expenses were $16.3 million during the nine months ended September 30, 2004 compared to $15.0 million in 2003. The 2004 period included $15.1 million of net interest expense, $0.9 million of currency transaction losses and $0.3 million of other nonoperating costs. The 2003 period included $17.6 million of net interest expense, $1.5 million of currency transaction gains and $1.1 million of other nonoperating income, including an unrealized gain on the PracticeWorks warrants sold in the fourth quarter of 2003. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Earnings

   The effective tax rate decreased to 29.2% for the nine months ended September 30, 2004 from 32.3% in 2003. The 2004 period includes a benefit of $4.1 million resulting from the resolution of certain tax matters related to prior periods. These benefits reduced the effective tax rate by 2.0% during the nine months ended September 30, 2004.

   Income from continuing operations increased $20.1 million, or 16.6%, to $141.3 million during the nine months ended September 30, 2004 from $121.2 million in 2003. Fully diluted earnings per share from continuing operations during the 2004 period were $1.73, an increase of 14.6% from $1.51 in 2003. Income from continuing operations in the 2004 period includes pretax restructuring charges of $3.2 million and reductions in income taxes of $4.1 million related to the resolution of certain tax matters related to prior periods. Income from continuing operations in the 2003 period includes $1.3 million of net after-tax charges to reflect the correction of errors from prior periods (see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the period ended December 31, 2003).


Discontinued Operations

   Income from discontinued operations was $43.2 million during the nine months ended September 30, 2004 and $2.6 million for the same period in 2003. Fully diluted earnings per share from discontinued operations were $0.53 and $0.03 for the periods ended September 30, 2004 and 2003, respectively. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.


Operating Segment Results


Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group were $207.3 million for the nine months ended September 30, 2004, an 8.8% increase compared to $190.6 million in 2003. Internal growth was 4.4% and currency translation added 4.4% to sales in 2004. The U.S. and European consumables businesses had the highest growth in the group, which was offset by lower sales in the Japanese market.

   Operating profit increased $8.6 million during the nine months ended September 30, 2004 to $61.6 million from $53.0 million in 2003. Sales growth and lower SG&A expenses as a percentage of sales were the most significant contributors to the increase. Operating profit also benefited from currency translation.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $19.4 million during the nine months ended September 30, 2004, or 7.0%, to $298.5 million up from $279.1 million in 2003. Internal sales growth was 5.4% and currency translation added 1.6% to 2004 sales. Sales growth was driven by higher sales in the Endodontics and Asian businesses.

   Operating profit was $117.4 million during the nine months ended September 30, 2004, an increase of $4.5 million from $112.9 million in 2003. This increase was driven by continued sales growth in the group's businesses. In addition, operating profit benefited from currency translation.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group was $242.4 million for the nine months ended September 30, 2004, an increase of $25.0 million, a 11.5% increase compared to $217.4 million in 2003. Internal growth was 1.1% and currency translation added 10.4% to sales in 2004. The sales growth was driven by the Italian, Middle East and Africa consumable businesses, offset by lower sales in the European Dental Laboratory businesses, primarily in Germany.

   Operating profit increased $6.9 million for the nine months ended September 30, 2004 to $26.3 million from $19.4 million in 2003. The operating profit improvement was primarily related to the sales growth and lower SG&A expenses as a percentage of sales. In addition, operating profit benefited from currency translation.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group increased $3.4 million during the nine months ended September 30, 2004, or 4.0%, to $87.8 million compared to $84.4 million in 2003. Internal growth was negative 1.8% and currency translation added 5.8%. The lower internal sales growth was primarily driven by the U.S Pharmaceutical and Latin American businesses offset by the sales growth of the Canadian and Australian businesses.

   Operating profit was $12.0 million during the nine months ended September 30, 2004, a $2.4 million increase from $9.6 million in 2003. This increase was driven by improved sales and higher margins in the international operations in the group. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group was $227.0 million for the nine months ended September 30, 2004, a 10.1% increase compared to $206.2 million in 2003. Internal growth was 7.3% and currency translation added 2.8% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics and dental implants businesses, offset by slower growth in the U.S. dental laboratory business.

   Operating profit increased $8.3 million during the nine months ended September 30, 2004, to $39.0 million from $30.7 million in 2003. This increase was driven by improved sales of the orthodontics and dental implants businesses and lower SG&A expenses at the U.S. dental laboratory business.
In addition, operating profit benefited from currency translation.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2003 Annual Report on Form 10-K filed March 15, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2004

   Cash flows from operating activities during the nine months ended September 30, 2004 were $184.5 million compared to $166.8 million during the same period in 2003. The increase of $17.7 million results primarily from increased earnings versus the prior year.

   Investing activities for the nine months ended September 30, 2004 include capital expenditures of $36.9 million. The Company expects that capital expenditures will range from $55 million to $60 million for the full year 2004. Acquisition activity for the nine months ended September 30, 2004 was
$16.6 million which was primarily related to the final payments due to AstraZeneca upon the approval of Oraqix(R) by the Food and Drug Administration in the United States (see Note 4 to the Consolidated Condensed Financial Statements). Additionally, in February 2004, the Company completed the sale of its Gendex equipment business and received cash proceeds of $102.5 million.

   In December 2003, the Board of Directors authorized the repurchase of up to
1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the first nine months of 2004, the Company repurchased 540,000 shares at an average cost per share of $45.92 and a total cost of $24.8 million (see also
Part II, Item 2 of this Form 10-Q). In addition, the Company received proceeds of $35.8 million as a result of the exercise of 1,816,198 stock options during the nine months ended September 30, 2004.

   The Company's long-term debt decreased by $8.2 million during the nine months ended September 30, 2004 to $782.0 million. This change included a net decrease of $7.6 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps, and net repayments of $0.6 million made during the period. During the nine months ended September 30, 2004, the Company's ratio of long-term debt to total capitalization decreased to 37.3% compared to 41.3% at December 31, 2003.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $125 million through May 2005 ("the 364 day facility"). The 364-day facility terminates in May 2005, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $250 million and no debt was outstanding under the commercial paper facilities at September 30, 2004.

   The Company also has access to $75.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   The  Company  had  unused  lines of credit of $318.0  million  available  at
September 30, 2004 subject to the Company's compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2004, the Company was in compliance with these covenants.

   At September 30, 2004, the Company held $63.7 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain financing to fund an ownership position in the required precious metal inventory levels.

   The Company's cash increased $243.6 million during the nine months ended September 30, 2004 to $407.4 million. The Company has continued to accumulate cash in 2004 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements. The Company anticipates that cash will continue to build throughout the remainder of 2004, subject to any uses of cash for acquisitions and stock purchases.

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


NEW ACCOUNTING PRONOUNCEMENTS


   In January 2004, the Financial Accounting Standards Board ("FASB") released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure
Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company elected the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. In May 2004, FASB released FSP 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides final guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSB also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSB 106-2 superceded FSB 106-1 when it became effective on July 1, 2004. The Act has not had a material impact on the Company's Postretirement benefits liabilities or on the Company's financial statements.

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

      (b)  Change in Internal Control over Financial Reporting

      As of September 30, 2004, we are continuing our assessment of the effectiveness of our internal control procedures related to information systems access controls, financial reporting and certain entity-wide controls related to corporate governance. As of the date of this filing, we have identified deficiencies which are being remediated relating to information systems access controls, documentation of control procedures and segregation of duties. We expect to have these matters fully remediated by the end of 2004.

      No changes in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. On October 14, 2003, the Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. Oral argument of this case in the Third Circuit was held in September 2004.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. In January 2004, the Judge entered an Order granting class certification only on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Company challenged the certification of a class in higher courts, but such challenges have been unsuccessful. In July, the Court issued a decision that the class would be opt-in, as proposed by the Company, rather than opt-out (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class). The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. In the third quarter of 2004, the Company's insurance carrier confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. 3M seeks an injunction and damages in the case and its patent expires in November 2005. The Company is defending against the 3M allegations. The trial in this matter is currently scheduled for February 2005.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   In December 2003, the Board of Directors authorized the repurchase of up to
1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. During the nine months ended September 30, 2004, the Company had the following activity with respect to this repurchase program:


                                                                   Number Of
                                                                  Shares That
                                                                  May Yet Be
                    Total Number  Total Cost      Average Price   Purchased
                     Of Shares     Of Shares         Paid Per     Under The
Period              Purchased     Purchased          Share        Program
                           (in thousands, except per share amounts)
January, 2004          --         $    --     $       --         1,000.0
February, 2004        126.5         5,413             42.79        873.5
March, 2004           148.5         6,531             43.98        725.0
April, 2004            --              --             --           725.0
May, 2004              25.5         1,222             47.92        699.5
June, 2004             75.0         3,739             49.85        624.5
July, 2004             25.0         1,225             49.00        599.5
August, 2004          139.5         6,669             47.81        460.0
September, 2004        --              --             --           460.0
                      540.0       $24,799     $      45.92




Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b)   Reports on Form 8-K

    On October 26, 2004, the Company filed a Form 8-K, under item 2.02, furnishing the press release issued on October 26, 2004 regarding its third quarter 2004 sales and earnings.

    On November 1, 2004, the Company filed a Form 8-K, under item 2.02, furnishing a transcript of its October 27, 2004 conference call regarding the Company's discussion of its third quarter 2004 sales and earnings.

    On November 5, 2004, the Company filed a Form 8-K, under item
    5.02, disclosing the Company's appointment of a new Director to the Board of Directors.
                                       33

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 8, 2004                 /s/ Gerald K. Kunkle, Jr.
Date                                 Gerald K. Kunkle, Jr.
                                     Vice Chairman and
                                     Chief Executive Officer



November 8, 2004                 /s/ Bret W. Wise
Date                                 Bret W. Wise
                                     Senior Vice President and
                                     Chief Financial Officer