Form 10-K
period 2004-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2005-03-16
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT
      TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [ X ]ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2004

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

      The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 25, 2004, was $3,961,313,243.



      The number of shares of the registrant's Common Stock outstanding as of the close of business on March 1, 2005 was 80,734,518.

                    DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

History and Overview

   DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, was created by a merger of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation in 1993. Old Dentsply, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment, and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. On February 27, 2004 the Company sold the x-ray equipment business of the former GENDEX Corporation to Danaher Corporation for $102.5 million. Reference is made to the information about discontinued operations set forth in Note 6 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   DENTSPLY is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

   Through the year ended  December 31, 2004, the Company  operated  within five operating segments all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) Dental consumables, 2) Dental laboratory products, and 3) Specialty dental products. In January 2005, the Company reorganized its operating group structure by consolidating into four operating groups. Sales of the Company's dental products accounted for approximately 98% of DENTSPLY's consolidated sales for the year ended December 31, 2004. The remaining 2% of consolidated sales are primarily related to materials sold to the investment casting industry.

   The Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. The Company also has a significant market presence in Central and South America including Brazil, Mexico, Argentina, Colombia, and Chile; in South Africa; and in the Pacific Rim including Japan,
Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, Korea, Vietnam and Indonesia. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

   For 2004, 2003, and 2002, the Company's sales to customers outside the United States, including export sales, accounted for approximately 60%, 58% and 56%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin and assets set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. Reference is made to the information regarding foreign exchange risk management activities set forth in Quantitative and Qualitative Disclosure About Market Risk under Item 7A and Note 16 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   The success of the Company is largely dependent upon the continued strength of dental markets and the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company's results of operations and financial condition. In addition, many of the Company's markets are affected by government reimbursement programs. Changes to these programs could have a positive or negative impact on the Company's results.

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


Principal Products

     The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumables, dental laboratory products and dental specialty products. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS(R), AQUASIL(TM), CAULK(R), CAVITRON(R), CERAMCO(R), CERCON(R), CITANEST(R), DELTON(R), DENTSPLY(R), DETREY(R), ELEPHANT(R), ESTHET.X(R), FRIALIT(R), GAC ORTHOWORKS(TM), GOLDEN GATE(R), IN-OVATION(TM), MAILLEFER(R), MIDWEST(R), MYSTIQUE(TM), NUPRO(R), ORAQIX(R), PEPGEN P-15(TM), POLOCAINE(R), PROFILE(R), PROTAPER(TM), RINN(R), R&R(R), SANI-TIP(R), THERMAFIL(R), TRUBYTE(R) and XYLOCAINE(R).

Dental Consumables. Consumable products consist of dental sundries used in dental offices in the treatment of patients and small equipment used by the dental professional. DENTSPLY's products in this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners, and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers. Sales of general dental consumables accounted for approximately 34% of the Company's consolidated sales for the year ended December 31, 2004.

Dental Laboratory Products. Laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramics systems and porcelain furnaces. Sales of dental laboratory products accounted for approximately 33% of the Company's consolidated sales for the year ended December 31, 2004.

Dental  Specialty   Products.   Specialty  dental  products  are  used  for
specific purposes within the dental office and laboratory settings. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, implants, and orthodontic appliances and accessories. Sales of specialty products accounted for approximately 31% of the Company's consolidated sales for the year ended December 31, 2004.

Markets, Sales and Distribution

   DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. No single customer accounted for more than ten percent of consolidated net sales in 2004.

   Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

   Although much of its sales are made to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through" marketing approach, DENTSPLY employs approximately 1,700 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its Educational Centers located throughout the world in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support our products.

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

   The Company offers products and equipment for use in markets at each of these stages of development. The Company believes that as each of these markets develop, demand for more technically advanced products will increase. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well to take advantage of any opportunities for growth in all of the markets that it serves.
                                       5

   The Company believes that the market for its products will grow based on the following factors:

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

o The Company's business is less susceptible than other industries to general downturns in the economies in which it operates. Several of the products the Company offers relate to dental procedures that are considered necessary by patients regardless of the economic environment.

Product Development

   Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing market share in product categories where gains are possible. While many of DENTSPLY's innovations represent evolutionary improvements of existing products, the Company also continues to successfully launch products that represent fundamental change. Its research centers throughout the world employ approximately 400 scientists, Ph.D.'s, engineers, technicians and support staff dedicated to research and product development. Approximately $44.6 million, $43.3 million, and $39.9 million, respectively, was internally invested by the Company in connection with the development of new products and in the improvement of existing products in the years ended 2004, 2003, and 2002, respectively. In addition, the Company licenses and purchases technologies developed by other third parties as part of these activities.

   In 2004, the Company established an Office of Advanced Technology which will focus on new and emerging technologies in dentistry. The creation of this function is a critical step in meeting the Company's strategic goal of taking a leadership role in defining the future of dentistry.

   There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment will not be introduced that could render the Company's products obsolete.


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

   The Company has constructed a major dental anesthetic filling plant outside Chicago which was completed in 2004. The Company believes that this plant will become operational, following the approval and validation of the manufacturing practices by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the agency responsible for drug products approvals in the United Kingdom. The MHRA inspected the plant in November 2004 and we are awaiting their approval. Upon approval by the MHRA and subsequent approval by the relative health authorities, the Plant will begin to supply injectible anesthetic product to the Company's markets in the United Kingdom, Ireland, Australia, and New Zealand. We also anticipate making our formal submission for approval to the FDA for the U.S. and Canadian markets in the first quarter of 2005. Upon receipt of FDA approval, the plant is expected to supply these markets with injectible anesthetic product. This initiative is very important to the Company since the assets acquired from AstraZeneca did not include production facilities. Since the purchase, the Company has contracted with AstraZeneca and other third party manufacturers to produce the Company's injectible anesthetic product requirements at their facilities on a contract manufacturing basis until this plant can produce for the respective markets. The supply contracts with AstraZeneca for the markets in the United Kingdom, Ireland, Australia, and New Zealand have expired in April 2004 and the contracts with AstraZenaca for the U.S. and
Canadian markets will expire in June 2005. The Company has built inventory of products from the contracted manufacturers in an effort to meet anticipated needs of the market until the Company's plant is approved; however, there is no assurance that the approvals from the MHRA or the FDA will be received in a timely manner to prevent an interruption of the supply of inventory.

   The Company has completed or has in progress a number of other key initiatives around the world that are focused on helping the Company improve its operating margins.

o A Corporate Purchasing office has been established to leverage the buying power of Dentsply around the world and reduce our product costs through lower prices and reduced related overhead.

o The Company has centralized its warehousing and distribution in North America and Europe. While the initial gains from this strategy have been realized, ongoing efforts are in place to maximize additional opportunities that can be gained through improving our functional expertise in supply chain management. In an effort to improve customer service levels and reduce costs, the Company relocated its European warehouse from Nijmegen, The Netherlands to Radolfzell, Germany in the first quarter of 2004.

o The Company considers the implementation of lean manufacturing techniques as a fundamental part of its supply chain strategy. With a focus on reducing non-value added activities, numerous manufacturing sites have dramatically reduced inventory levels, increased space utilization and improved labor productivity. This was accomplished while reducing manufacturing lead times and improving the Company's delivery performance to dealers and end-users.

o DENTSPLY has seen improved productivity and cost reductions from the formation of a North American Shared Services group. As a result, the Company is currently in the process of establishing a European Shared Services group in Yverdon, Switzerland which it expects to be fully implemented by the first quarter of 2006.

o Information technology initiatives are underway to generate enhanced worldwide financial data, to standardize worldwide telecommunications, implement improved manufacturing and financial accounting systems and an ongoing training of IT users to maximize the capabilities of global systems.

o DENTSPLY continues to pursue opportunities to leverage its assets by consolidating business units where appropriate and to optimize its diversity of worldwide manufacturing capabilities.

Financing

   DENTSPLY's long-term debt at December 31, 2004 was $781.5 million and the ratio of long-term debt to total capitalization was 35.1%. This capitalization ratio is down from 54.3% at December 31, 2001, the quarter in which the Degussa Dental acquisition was completed. DENTSPLY may incur additional debt in the future, including the funding of additional acquisitions and capital expenditures. DENTSPLY's ability to make payments on its indebtedness, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control. Although Management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt and operate its business.

   The Company's cash increased $342.6 million during the year ended December 31, 2004 to $506.4 million. The Company has continued to accumulate cash in 2004 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements in addition to the low cost of this debt, net of earnings on the cash.

   DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios which it is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provision is triggered. At December 31, 2004, the Company was in compliance with these covenants.

   The Company has $69.8 million of long-term borrowings coming due in 2005. Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.


Competition

   The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental products industry is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high-quality and innovative products, its leadership in product development and manufacturing, and its commitment to customer satisfaction.

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

Intellectual Property

   Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains more than 2,000 patents throughout the world and is licensed under a small number of patents owned by others.

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


Employees

   As of December 31, 2004, the Company and its subsidiaries employed approximately 7,700 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the
Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2008. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace
Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2006. In addition, approximately 30% of DeguDent and 25% of DeDent, two of the Company's German operating units, are represented by labor unions. The Company provides pension and postretirement benefits to many of these employees (see Note 14 to the consolidated financial statements). The Company believes that its relationship with its employees is good.

   The Company's success is dependent upon its management and employees. The loss of senior management employees or any failure to recruit and train needed managerial, sales and technical personnel could have a material adverse effect on the Company.

Acquisition Activities

   DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, during the past five years, the Company has made several acquisitions including three significant acquisitions made during 2001. These acquisitions included the Degussa Dental Group, Friadent Gmbh and the dental injectible anaesthetic assets of AstraZeneca. The Company continues to view acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company's core growth and assure ongoing expansion of its business. In addition, acquisitions have provided DENTSPLY with new technologies and additional product and geographic breadth. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If we do succeed in acquiring a business or product, there can be no assurance that we will achieve any of the benefits that we might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management's attention from normal business operations. If we make acquisitions, we may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely effect our financial results. Any financing that we might need for acquisitions may only be available to us on terms that restrict our business or that impose additional costs that reduce our operating results.

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

   The public may read and copy any materials the Company files with the SEC at its Public Reference Room at the following address:

   450 Fifth Street, NW
   Washington, D.C. 20549

   The public may obtain information on the operation of this Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, since the Company is an electronic filer, the public may access reports, the proxy and information statements and other information filed or furnished by the Company at the Internet site maintained by the SEC (http://www.sec.gov).

Item 2.  Properties

      The   following   is  a   current   list  of   DENTSPLY's   principal
manufacturing and operating locations as of December 31, 2004:


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

 Hanau, Germany                      Manufacture and distribution of precious metal                         Owned
                                     dental alloys, dental ceramics and dental
                                     implant products

 Konstanz, Germany                   Manufacture and distribution of consumable                             Owned
                                     dental products

 Mannheim, Germany                   Manufacture and distribution of dental                                 Owned
                                     implant products

 Munich, Germany                     Manufacture and distribution of endodontic                             Owned
                                     instruments and materials

 Radolfzell, Germany                 Distribution of dental products                                        Leased

 Rosbach, Germany                    Manufacture and distribution of dental ceramics                        Owned

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S., which affects less than 2.5% of the Company's sales. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome. The Company is currently evaluating its legal options as well as its marketing and sales strategies in light of the current court ruling.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to dentists licensed to practice in California during the relevant period. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. This case was settled in the first quarter of 2005, which was within the range of loss for which the Company had previously recorded accruals, and DENTSPLY obtained a paid up license under the 3M patent.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


Executive Officers of the Registrant

   The following table sets forth certain information regarding the executive officers of the Company as of February 28, 2005.


Name                 Age                  Position

Gerald K. Kunkle Jr.      58              Vice  Chairman  of the  Board and
                                          Chief Executive Officer
Thomas L. Whiting         62              President  and  Chief   Operating
                                          Officer
Bret W. Wise              44              Executive Vice President
Christopher T. Clark      43              Senior Vice President
William R. Jellison       47              Senior Vice  President  and Chief
                                          Financial Officer
Rudolf Lehner             47              Senior Vice President
James G. Mosch            47              Senior Vice President
J. Henrik Roos            47              Senior Vice President
Brian M. Addison          50              Vice  President,   Secretary  and
                                          General Counsel

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

   Thomas L. Whiting was named President and Chief Operating Officer of the Company effective January 1, 2004. Prior thereto, Mr. Whiting served as Executive Vice President since November, 2002. Prior to this appointment, Mr. Whiting served as Senior Vice President since early 1995. Prior to his Senior Vice President appointment, Mr. Whiting was Vice President and General Manager of the Company's L.D. Caulk Operating unit from March 1987 to early 1995. Prior to that time, Mr. Whiting held management positions with Deseret Medical and the Parke-Davis Company.

   Bret W. Wise was named Executive Vice President effective January 10, 2005 and oversees the Operating Groups headed by Christopher Clark and Rudolf Lehner in addition to the Corporate Planning and Business Development and Corporate Research and Development functions. Prior to that time, he was Senior Vice President and Chief Financial Officer of the Company since December 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporation in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

    Christopher T. Clark was named Senior Vice President effective November 1, 2002 and oversees the following areas: North American Group Marketing and Administration; Alliance and Government Sales; and the DENTSPLY Canada, DENTSPLY Pharmaceutical, DENTSPLY Professional, Dentsply Rinn, L.D. Caulk and Maillefer North America operating units. Through December 31, 2004, he was responsible for the following areas: North American Group Marketing and Administration; Alliance and Government Sales; and the Ransom and Randolph, DENTSPLY Sankin, L.D. Caulk, and DeDent operating units. Prior to this appointment, Mr. Clark served as Vice President and General Manager of the Gendex operating unit since June 1999. Prior to that time, he served as Vice President and General Manager of the Trubyte operating unit since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Trubyte Operating Unit since September 1992 when he started with the Company.

   William R. Jellison was named Senior Vice President and Chief Financial Officer of the Company effective January 10, 2005. In this position, he is also responsible for Accounting, Treasury, Tax, Information Technology and Internal Audit. Prior to that and through December 31, 2004 he was Senior Vice President since November1, 2002, responsible for the following operating units: DENTSPLY Asia, DENTSPLY Professional, Dentsply Endodontics, including Tulsa Dental Products, Maillefer, and Vereinigte Dentalwerke ("VDW"). From the period April 1998 to November 1, 2002, Mr. Jellison served as Senior Vice President and Chief Financial Officer of the Company. Prior to that time, Mr. Jellison held various financial management positions including Vice President of Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1980. Mr. Jellison is a Certified Management Accountant.

   Rudolf Lehner was named Senior Vice President effective December 12, 2001 and oversees the following operating units: DeDent, DeguDent Germany, DeguDent Austria, DENTSPLY France, DENTSPLY Italy, DENTSPLY Russia, DENTSPLY United Kingdom, Elephant Dental and Middle East/Africa. Through December 31, 2004, he was responsible for the following operating units: DeguDent Germany, DeguDent Austria, DENTSPLY France, DENTSPLY
Italy, DENTSPLY Russia, DENTSPLY United Kingdom, Elephant Dental and Middle East/Africa. Prior to that time, Mr. Lehner was Chief Operating Officer of Degussa Dental since mid-2000. From 1999 to mid 2000, he had the overall responsibilities for Sales & Marketing at Degussa Dental. From 1994 to 1999, Mr. Lehner held the position of Chief Executive Officer of Elephant Dental. From 1990 to 1994, he had overall responsibility for international activities at Degussa Dental. Prior to that, Mr. Lehner held various positions at Degussa Dental and its parent, Degussa AG, since starting in 1984.

   James G. Mosch was named Senior Vice President effective November 1, 2002 and oversees the following operating units: DENTSPLY Australia, DENTSPLY Brazil, DENTSPLY Latin America, DENTSPLY Mexico, Maillefer, Ransom and Randolph, Tulsa Dental Products and Vereinigte Dentalwerke ("VDW"). Through December 31, 2004, he was responsible for the following operating units: DENTSPLY Pharmaceutical, DENTSPLY Australia, DENTSPLY
Brazil, DENTSPLY Canada, DENTSPLY Latin America and DENTSPLY Mexico. Prior to this appointment, Mr. Mosch served as Vice President and General Manager of the DENTSPLY Professional operating unit since July 1994 when he started with the Company.

   J. Henrik Roos was named Senior Vice President effective June 1, 1999 and oversees the following operating units: CeraMed, Dentsply Asia, Dentsply Prosthetics, Dentsply Sankin, Friadent and GAC. Through December 31, 2004, he was responsible for the following operating units: CeraMed, Dentsply Prosthetics, Friadent and GAC. Prior to his Senior Vice
President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

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

   In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2004.


                                                                                                Number Of
                                                                                               Shares That
                                                                                             May be Purchased
                                         Total Number       Total Cost      Average Price      Under The Share
                                          Of Shares         Of Shares         Paid Per          Repurchase
Period                                     Purchased         Purchased          Share              Program
                                                   (in thousands, except per share amounts)
October 1-31, 2004                                -          $      -           $     -                 460.0
November 1-30, 2004                           185.0             9,579             51.78                 275.0
December 1-31, 2004 (1)                        90.0             5,020             55.78                     -
                                              275.0          $ 14,599           $ 53.09

(1) Of these shares purchased, 30,000 shares at a total cost of $1,695,000, settled in January 2005.

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

Item 8.  Financial Statements and Supplementary Data

   The information set forth under the captions " Management's Report on Internal Control Over Financial Reporting," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" is filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

Item 9A.  Controls and Procedures


      (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b)  Management's Report on Internal Control Over Financial Reporting

      Management's report on the Company's internal control over financial reporting is included in this Annual Report on Form 10-K and is incorporated herein by reference. The Company's independent registered public accounting firm has issued a report on management's assessment of the Company's internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

      (c)  Changes in Internal Controls Over Financial Reporting

      There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

   Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement is incorporated herein by reference.

Code of Ethics

   The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

   The information set forth under the caption "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2005 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

   No relationships or transactions are required to be reported.


Item 14.  Principal Accountant Fees and Services

   The information set forth under the caption "Relationship with Independent Registered Public Accounting Firm" in the 2005 Proxy
Statement is incorporated herein by reference.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this Report

      1    Financial Statements

      The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K and are covered by the Report of Independent Registered Public Accounting Firm also filed as part of this report:

      Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002
      Consolidated Balance Sheets - December 31, 2004 and 2003
      Consolidated   Statements  of  Stockholders'  Equity  -  Years  ended
      December 31, 2004, 2003 and 2002
      Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements

      2    Financial Statement Schedule

      The following financial statement schedule is filed as part of this Annual Report on Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm:

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

Exhibit
Number                                               Description
3.1            Restated Certificate of Incorporation (10)
3.2            By-Laws, as amended (9)
4.1.    (a)    United States Commercial Paper Issuing and paying Agency Agreement dated as of
               August 12,1999 between the Company and the Chase Manhattan Bank. (7)
        (b)    United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (11)
        (c)    United States Commercial Paper Dealer Agreement dated as of April 30, 2002 between the
               Company and Credit Suisse First Boston Corporation. (11)
        (d)    Euro Commercial Paper Note Agreement dated as of July 18, 2002 between the Company and
               Citibank International plc. (11)
        (e)    Euro Commercial Paper Dealer Agreement dated as of July 18, 2002  between the Company and Citibank International plc and Credit Suisse First Boston (Europe) Limited. (11)
4.2     (a)    Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the Company and Prudential Insurance Company of America. (8)
        (b)    First Amendment to Note Agreement dated September 1, 2001 between the Company and
               Prudential Insurance Company of America. (9)
4.3     (a)    5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and
               Harris Trust and Savings Bank as Documentation Agents. (9)
        (b)    364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and Savings Bank as
               Documentation Agents. (9)
        (c)    Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements
               dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank
               and Harris Trust and Savings Bank as Documentation Agents. (11)
        (d)    Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements
               dated as of May 25, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and
               Harris Trust and Savings Bank as Documentation Agents. (11)
        (e)    Amendment to the 5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
               and Savings Bank as Documentation Agents. (11)
        (f)    Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of August 30, 2001 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
               and Savings Bank as Documentation Agents. (11)
        (g)    Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 24, 2002 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust
               and Savings Bank as Documentation Agents. (11)


Exhibit
Number                                               Description
        (h)    Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 23, 2003 among the Company, the guarantors named therein, the banks named therein, the
               ABN Amro Bank, N.V as Administrative Agent, and First Union National Bank and Harris Trust and
               Savings Bank as Documentation Agents. (12)
        (i)    Amendment to the 364-Day Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 21, 2004 among the Company, the guarantors named therein, the banks named therein, the ABN Amro Bank, N.V as Administrative Agent, and Wachovia Bank, Fleet National Bank and
               Harris Trust and Savings Bank as Documentation Agents.
4.4            Private placement note dated December 28, 2001 between the Company and Massachusetts Mutual Life
               Insurance Company and Nationwide Life Insurance Company. (9)
4.5     (a)    Eurobonds Agency Agreement dated December 13, 2001 between the Company and Citibank, N.A. (9)
        (b)    Eurobond Subscription Agreement dated December 11, 2001 between the Company and Credit Suisse
               First Boston (Europe) Limited, UBS AG, ABN AMRO Bank N.V., First Union Securities, Inc.;
               and Tokyo-Mitsubishi International plc (the Managers). (9)
        (c)    Pages 4 through 16 of the Company's Eurobond Offering Circular dated December 11, 2001. (9)
10.1           1993 Stock Option Plan (2)
10.2           1998 Stock Option Plan (1)
10.3           2002 Stock Option Plan (10)
10.4    (a)    Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and
               T. Rowe Price Trust Company dated as of November 1, 2000. (8)
        (b)    Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the
               Company and T. Rowe Price Trust Company dated as of November 1, 2000. (8)
10.5           Written Description of the Chairman's Agreement between the Company and John C. Miles II. (12)
10.6           Employment Agreement dated January 1, 1996 between the Company and W. William Weston (4)*
10.7           Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (4)*
10.8           Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr. (5)*
10.9           Employment Agreement dated April 20, 1998 between the Company and William R. Jellison  (6)*
10.10          Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (6)*
10.11          Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (7)*
10.12          Employment Agreement dated October 1, 2001 between the Company and Rudolf Lehner (9)*
10.13          Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark (11)*
10.14          Employment Agreement dated November 1, 2002 between the Company and James G. Mosch (11)*
10.15          Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise (11)*
10.16          DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997 (5)*
10.17          Supplemental Executive Retirement Plan effective January 1, 1999 *
10.18          Written Description of Year 2004 Incentive Compensation Plan.
10.19   (a)    AZLAD Products Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer
               Instruments Holdings, S.A. (a subsidiary of the Company). (8)
        (b)    AZLAD Products Manufacturing Agreement, dated January 18, 2001 between AstraZeneca AB and
               Maillefer Instruments Holdings, S.A. (8)
        (c)    AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and
               Maillefer Instruments Holdings, S.A. (8)
        (d)    AZLAD Products Manufacturing Agreement, effective March 1, 2004 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (12)

                                       22

Exhibit
Number                                               Description
10.20          Sale and Purchase Agreement of Gendex Equipment Business between the Company and
               Danaher Corporation Dated December 11, 2003. (12)
10.21   (a)    Precious metal inventory Purchase and Sale Agreement dated November 30, 2001 between Fleet Precious Metal Inc. and the Company. (9)
        (b)    Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company. (9)
        (c)    Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company. (9)
10.22          Rental Contract between Hesta Beteiligungsgesellschaft mbH and Dentsply DeTrey GmbH
               effective January 1, 2004.
14             DENTSPLY International Inc. Code of Business Conduct and Ethics
21.1           Subsidiaries of the Company
23.1           Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31             Section 302 Certification Statements
32             Section 906 Certification Statement

*     Management contract or compensatory plan.

(1) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).

(2) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(3) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-79094).

(4) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

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

(10) Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-101548).

(11) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(12) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 0-16211.

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

      (1) Master Grid Note dated November 4, 1996 executed in favor of The Chase Manhattan Bank in connection with a line of credit up to $20,000,000 between the Company and The JPMorganChase Bank.

      (2) Agreement dated June 11, 2004 in the principal amount of $3,000,000 between Dentsply Research and Development Corp, Hong Kong Branch and Bank of Tokyo Mitsubishi.

      (3) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.


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

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

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
                                                                          (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
                                  2002    $ 12,602         $ 2,904      $ 3,560  (a)       $(1,987)     $ 1,413    $ 18,492
                                  2003      18,492             569          (29)            (4,771)       2,041      16,302
                                  2004      16,302           2,126         (133) (c)        (1,997)         926      17,224

Allowance for trade discounts:

For Year Ended December 31,
                                  2002         913             988            -               (871)          61       1,091
                                  2003       1,091           1,494           19             (1,681)         139       1,062
                                  2004       1,062           1,655          (24)            (1,605)          70       1,158

Inventory valuation reserves:

For Year Ended December 31,
                                  2002      24,359           4,855        4,671  (b)        (5,581)       2,366      30,670
                                  2003      30,670            2,845         (22)            (3,418)       3,037      33,112
                                  2004      33,112            3,173      (2,357) (c)        (7,308)       1,278      27,898

Deferred tax asset valuation allowance:

For Year Ended December 31,
                                  2002       2,864           3,431            -             (1,129)         176       5,342
                                  2003       5,342           5,764            -             (2,596)       1,139       9,649
                                  2004       9,649          11,951            -               (375)       1,582      22,807
------------------

(a) Includes $797 from acquisition of Austenal and $2,763 related to the acquisition of Degussa Dental.
(b) Includes $588 from acquisition of Austenal and $4,083 related to the acquisition of Degussa Dental.
(c) Related primarily to the sale of Gendex.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                                              Year ended December 31,

                                                  2004       2003         2002       2001        2000
Statement of Income Data:                         (dollars in thousands, except per share amounts)
  Net sales                                  $ 1,694,232  $1,567,994  $1,415,893  $1,044,252  $ 810,409
  Net sales without precious metal content     1,481,872   1,364,346   1,230,371     993,956    810,409
  Gross profit                                   846,518     770,533     703,714     542,281    438,728
  Restructuring and other costs (income)           7,124       3,700      (2,732)      5,073        (56)
  Operating income                               295,130     267,983     249,452     170,209    155,571
  Income before income taxes                     274,155     251,196     214,090     179,522    146,907

  Net income from continuing operations       $  210,286  $  169,853   $ 143,641   $ 117,714   $ 97,822
  Net income from discontinued operations         42,879       4,330       4,311       3,782      3,194
  Total net income                            $  253,165  $  174,183   $ 147,952   $ 121,496  $ 101,016

Earnings per common share - basic:
  Continuing operations                           $ 2.61      $ 2.16      $ 1.84      $ 1.51     $ 1.26
  Discontinued operations                           0.54        0.05        0.05        0.05       0.04
Total earnings per common share - basic           $ 3.15      $ 2.21      $ 1.89      $ 1.56     $ 1.30

Earnings per common share - diluted
  Continuing operations                           $ 2.56      $ 2.11      $ 1.80      $ 1.49     $ 1.25
  Discontinued operations                           0.53        0.05        0.05        0.05       0.04
Total earnings per common share - diluted         $ 3.09      $ 2.16      $ 1.85      $ 1.54     $ 1.29

  Cash dividends declared per
    common share                               $ 0.21750   $ 0.19700   $ 0.18400   $ 0.18333  $ 0.17083

Weighted Average Common Shares Outstanding:
  Basic                                           80,387      78,823      78,180      77,671     77,785
  Diluted                                         82,014      80,647      79,994      78,975     78,560

Balance Sheet Data:
  Cash and cash equivalents                    $ 506,369  $  163,755    $ 25,652    $ 33,710   $ 15,433
  Total assets                                 2,798,145   2,445,587   2,087,033   1,798,151    866,615
  Total debt                                     852,819     812,175     774,373     731,158    110,294
  Stockholders' equity                         1,443,973   1,122,069     835,928     609,519    520,370
  Return on average stockholders' equity            19.7%       17.8%       20.5%       21.5%      20.4%
  Long-term debt to total capitalization            35.1%       41.3%       47.9%       54.3%      17.4%

Other Data:
  Depreciation and amortization                 $ 49,296   $  45,661    $ 41,352    $ 51,512   $ 39,170
  Capital expenditures                            56,257      76,583      55,476      47,529     26,885
  Property, plant and equipment, net             407,527     376,211     313,178     240,890    181,341
  Goodwill and other intangibles, net          1,254,346   1,209,739   1,134,506   1,012,160    344,753
  Interest expense, net                           19,629      24,205      27,389      18,256      6,735
  Cash flows from operating activities           306,259     257,992     172,983     211,068    145,622
  Inventory days                                      92          93         100          93        114
  Receivable days                                     47          50          49          46         52
  Income tax rate                                   23.3%       32.4%       32.9%       34.4%      33.4%

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

   The Company monitors numerous benchmarks in evaluating its business, including: (1) internal growth in the United States, Europe and all other regions; (2) the development, introduction and contribution of innovative new products; (3) growth through acquisition; and (4) continued focus on controlling costs and enhancing efficiency. We define "internal growth" as the increase in our net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that we have acquired or divested.

   Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. During 2004, the Company's overall internal growth was approximately 4.0% compared to 4.4% in 2003. Our internal growth rates in the United States (43% of sales) and Europe (38% of sales), the largest dental markets in the world, were 3.4% and 4.1%, respectively during 2004 compared to 3.3% and 8.3%, respectively for 2003. Our internal growth rate in all other regions during 2004, which represents approximately 19% of our sales, was 5.2%, compared to 0.4% in 2003. Among the other regions, the Asian region, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Europe. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. During 2004, approximately 25 new products were introduced around the world and the Company expects approximately 20 new products to be introduced in 2005. Of specific note, in the fourth quarter of 2004, the Company introduced its Oraqix(R) anesthetic gel product, a revolutionary new non-injectible anesthetic for use in scaling and root planing procedures. In addition, during 2004 the Company introduced BioPure MTAD, an irrigant that is used to disinfect the tooth canal as well as remove the smear layer that's created in a root canal procedure.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. In anticipation of this, the Company has pursued several new research and development initiatives to support this development. Specifically, in 2004 the Company entered into a five-year agreement with the Georgia Institute of Technology's Research Institute to pursue potential new advances in dentistry. In addition, we recently completed an agreement with Doxa AB to develop and commercialize products within the dental field based upon Doxa's bioactive ceramic technology. The Doxa technology is designed to induce chemical integration between the material and dentition or bone structure. These agreements are consistent with the Company's strategy of being the leading innovator in the industry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventis. The Company believes that this technology will provide enhancements to future products with such benefits as greater protection against enamel caries, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel.

   Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (See also Acquisition Activity in Part I, Item 1 of this Form 10-K).

   The Company also remains focused on reducing costs and improving competitiveness. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, regulatory oversight and compliance and financial reporting in the United States.



FACTORS IMPACTING COMPARABILITY BETWEEN YEARS


   In the first and second quarters of 2003, the Company recorded charges and reserve reversals which represented corrections of errors from prior periods ("Charge and Reserve Errors"). Had the Charge and Reserve Errors been recorded in the proper periods, reported net income from continuing operations would have been higher by $1.3 million in 2003 and lower by $3.4 million in 2002 (see Note 19 of the Consolidated Financial Statements included in the Company's Form 10-K for the period ended December 31, 2003).

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

RESULTS OF CONTINUING OPERATIONS, 2004 COMPARED TO 2003

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

                                                                Year Ended December 31,
                                                           2004           2003          2002
                                                                     (in millions)
Net Sales                                               $ 1,694.2     $ 1,568.0       $ 1,415.9
Precious Metal Content of Sales                            (212.3)       (203.7)         (185.5)
Net Sales Excluding Precious Metal Content              $ 1,481.9     $ 1,364.3       $ 1,230.4

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

   Net sales in 2004 increased $126.2 million, or 8.1%, to $1,694.2 million. Net sales, excluding precious metal content, increased $117.5 million, or 8.6%, to $1,481.9 million. Sales growth excluding precious metal content was comprised of 4.0% internal growth and 4.6% of foreign currency translation. The 4.0% internal growth was comprised of 3.4% in the United States, 4.1% in Europe and 5.2% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental products, offset by negative growth in anesthetic products due to competitive pressures and in equipment products within the dental laboratory category. In Europe strong internal sales growth in specialty dental products was offset by flat growth in the dental consumable category. The internal growth of 5.2% in all other regions was largely the result of strong growth in the Asian region, Canada and the Middle East/Africa, offset by lower sales in Japan.

Gross Profit


   Gross profit was $846.5 million in 2004 compared to $770.5 million in 2003, an increase of $76.0 million, or 9.9%. Gross profit, measured against sales including precious metal content, represented 50.0% of net sales in 2004 compared to 49.1% in 2003. The gross profit for 2004, measured against sales excluding precious metal content, represented 57.1% of net sales compared to 56.5% in 2003. This margin improvement from 2003 to 2004 was due primarily to favorable geographic and product mix shifts in addition to ongoing operational improvements related to the Company's restructuring and process improvement initiatives.

Operating Expenses


   Selling, general and administrative ("SG&A") expense increased $45.4 million, or 9.1%, to $544.3 million during 2004 from $498.9 million in 2003. The 9.1% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $25.3 million. SG&A expenses, measured against sales including precious metal content, increased to 32.1% compared to 31.8% in 2003. SG&A expenses, as measured against sales excluding precious metal content, increased to 36.7% compared to 36.6% in 2003. The higher expense level in 2004 was primarily related to litigation settlement costs, additional costs related to the Sarbanes-Oxley compliance and costs related to the launch of the Oraqix(R) product. In addition, the Company continued to leverage expenses, including research and development costs, which served to partially offset these additional costs. Moving forward, as the Company leverages expenses, it expects to reinvest a portion of these savings to further strengthen research and development and selling activities.

   During 2004, the Company recorded restructuring and other costs of $7.1 million ($5.0 million net of tax). These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, and the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete by the first quarter of 2006. In addition, restructuring costs were incurred related to the closure of the Company's European central warehouse in Nijmegan, The Netherlands, and transfer of this function to a Company-owned facility in Radolfzell, Germany, which was substantially completed during the first quarter of 2004. This transfer was completed in an effort to improve customer service levels and reduce costs. The Company also incurred additional charges related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete at the end of 2004.

   The Company anticipates the remaining costs to complete these restructuring initiatives will be approximately $1.5 million which will be expensed primarily during the first half of 2005 as the related costs are incurred. These plans are projected to result in future annual expense reductions of $5 to $7 million when fully implemented in 2006.

   During 2003, the Company recorded restructuring and other costs of $3.7 million ($2.3 million net of tax). The largest portion of this was an impairment charge related to certain investments made in emerging technologies that the Company no longer viewed as recoverable. In addition, as noted above, in December 2003, the Company commenced the consolidation of its U.S. laboratory businesses and recorded a charge for a portion of the costs to complete the consolidation (see Note 15 to the Consolidated Financial Statements).

Other Income and Expenses

   Net interest expense and other expenses were $21.0 million during 2004 compared to $16.8 million in 2003. The 2004 period included $19.6 million of net interest expense, $1.2 million of currency transaction losses and $0.2 million of other nonoperating costs. The 2003 period included $24.2 million of net interest expense, $0.3 million of currency transaction gains and $7.1 million of other nonoperating income, which included gains on the PracticeWorks common stock and warrants sold in the fourth quarter of 2003 of $7.4 million ($4.7 million net of tax). The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Income Taxes

   The effective tax rate decreased to 23.3% in 2004 from 32.4% in 2003. During 2004, the Company recorded a tax benefit of $19.5 million primarily from the reversal of previously accrued taxes from the settlement of prior years' domestic and foreign tax audits, benefits of additional R&D credits and other adjustments. The impact of this benefit on the effective tax rate for 2004 was 7.1%. Management believes that the effective tax rate for 2005 will be in the range of 31% to 32%.

Earnings

   Income from continuing operations increased $40.4 million, or 23.8%, to $210.3 million in 2004 from $169.9 million in 2003. Fully diluted earnings per share from continuing operations were $2.56 in 2004, an increase of 21.3% from $2.11 in 2003. Income from continuing operations and diluted earnings per share from continuing operations in 2004 included the benefit of the tax adjustments ($19.5 million and $0.24 per share) and the restructuring and other costs ($5.0 million and $0.06 per share) described above. In addition, income from continuing operations and diluted earnings per share from continuing operations in 2003 included the gain on the sale of the PracticeWorks securities ($4.7 million and $0.06 per share) and the restructuring and other costs ($2.3 million and $0.03 per share) described above.

Discontinued Operations


   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $42.9 million during 2004 and $4.3 million in 2003. Fully diluted earnings per share from discontinued operations were $0.53 and $0.05 for 2004 and 2003, respectively. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.


Operating Segment Results

   Through December 31, 2004, the Company had five operating groups, which were managed by five Senior Vice Presidents and represented our operating segments. Each of these operating groups covered a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content and segment operating income.

Dental Consumables--U.S. and Europe/Japan/Non-dental

   Net sales for this group were $284.6 million in 2004, a 7.5% increase compared to $264.6 million in 2003. Internal growth was 3.3% and currency translation added 4.2% to sales in 2004. The U.S. and European consumables businesses had the highest growth in the group, which was offset by lower sales in the Japanese market.

   Operating profit increased $4.7 million during 2004 to $87.1 million from $82.4 million in 2003. Sales growth was the most significant contributor to the increase. Operating profit also benefited from currency translation.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $25.2 million during 2004, or 6.6%, to $406.7 million up from $381.5 million in 2003. Internal sales growth was 4.9% and currency translation added 1.7% to 2004 sales. Sales growth was driven by higher sales in the Endodontics and Asian businesses.

   Operating profit was $163.0 million in 2004, an increase of $9.0 million from $154.0 million in 2003. This increase was driven by continued sales growth in the group's businesses. In addition, operating profit benefited from currency translation.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group was $344.5 million in 2004, an increase of $37.9 million, or 12.4%, compared to $306.6 million in 2003. Internal growth was 2.1% and currency translation added 10.3% to sales in 2004. The sales growth was driven by the Italian, Middle East, Africa and France consumable businesses, offset by lower sales in the European Dental Laboratory businesses, primarily in Germany, and lower sales in the United Kingdom consumables business.

   Operating profit increased $13.3 million in 2004 to $43.8 million from $30.5 million in 2003. The operating profit improvement was primarily related to the sales growth and lower SG&A expenses as a percentage of sales. In addition, operating profit benefited from currency translation.

Australia/Canada/Latin America/U.S. Pharmaceutical

   Net sales for this group increased $5.4 million during 2004, or 4.8%, to $118.6 million compared to $113.2 million in 2003. Internal growth was negative 0.7% and currency translation added 5.5%. The lower internal sales growth was primarily driven by lower sales in the U.S Pharmaceutical business and flat growth in the Latin American businesses offset by the sales growth of the Canadian and Australian businesses.

   Operating profit was $15.6 million in 2004, a $3.6 million increase from $12.0 million in 2003. This increase was driven by improved sales and higher margins in the international operations in the group. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group was $306.7 million in 2004, a 10.5% increase compared to $277.6 million in 2003. Internal growth was 7.7% and currency translation added 2.8% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics and dental implants businesses, offset by slower growth in the U.S. dental laboratory business.

   Operating profit increased $12.4 million during 2004, to $53.8 million from $41.4 million in 2003. This increase was driven by improved sales of the orthodontics and dental implants businesses and lower SG&A expenses at the U.S. dental laboratory business. In addition, operating profit benefited from currency translation.


RESULTS OF CONTINUING OPERATIONS, 2003 COMPARED TO 2002


Net Sales

   Net sales in 2003 increased $152.1 million, or 10.7%, to $1,568.0 million. Net sales, excluding precious metal content, increased $134.0 million, or 10.9%, to $1,364.3 million. Sales growth excluding precious metal content was comprised of 4.4% internal growth, 6.6% foreign currency translation less 0.1% for net acquisitions/divestitures. The 4.4% internal growth was comprised of 8.3% in Europe, 3.3% in the United States and 0.4% for all other regions combined.

   The internal sales growth in 2003, excluding precious metal content, was highest in Europe with strong growth in the specialty dental category
and certain products within the dental laboratory category.   In the
United States internal sales growth was strongest in the specialty dental category and in certain products within the dental consumable category, offset by a softening in sales in the dental laboratory category.


Gross Profit

   Gross profit was $770.5 million in 2003 compared to $703.7 million in 2002, an increase of $66.8 million, or 9.5%. Gross profit, measured against sales including precious metal content, represented 49.1% of net sales in 2003 compared to 49.7% in 2002. The gross profit for 2003, measured against sales excluding precious metal content, represented 56.5% of net sales compared to 57.2% in 2002. Gross profit as reported would have been higher by $2.8 million in 2003 and lower by $5.4 million in 2002 had the Charge and Reserve Errors been recorded in the proper periods. In addition, geographic mix negatively influenced gross margins in 2003 compared to 2002.

Operating Expenses

   SG&A expense increased $41.9 million, or 9.2%, to $498.9 million in 2003 from $457.0 million in 2002. The 9.2% increase in expenses, as reported, reflects increases for the translation impact from a weaker U.S. dollar of approximately $35.2 million. SG&A expenses, measured against sales including precious metal content, decreased to 31.8% compared to 32.3% in 2002. SG&A expenses, as measured against sales excluding precious metal content, decreased to 36.6% compared to 37.1% in 2002. SG&A would have been higher by $0.8 million in 2003 and lower by $0.3 million in 2002, had the Charge and Reserve Errors been recorded in the proper periods. The leveraging of general and administrative expenses was the primary reason for the percentage decrease in SG&A expenses from 2002 to 2003.

   During 2003, the Company recorded restructuring and other costs of $3.7 million. The largest portion of this was an impairment charge related to certain investments made in emerging technologies that the Company no longer viewed as recoverable. In addition, in December 2003, the Company commenced the consolidation of its U.S. laboratory businesses and
recorded   a  charge  for  a  portion   of  the  costs  to   complete   the
consolidation.

   During 2002, the Company recorded restructuring and other income of $2.7 million, including a $3.7 million benefit which resulted from changes in estimates related to prior period restructuring initiatives, offset somewhat by a restructuring charge for the combination of the
CeraMed and U.S.  Friadent  divisions of $1.7  million.  In  addition,  the
Company recognized a gain of $0.7 million related to the insurance settlement for fire damages sustained at the Company's Maillefer facility. (see Note 15 to the Consolidated Financial Statements).

Other Income and Expenses

   Net interest expense and other expenses were $16.8 million in 2003 compared to $35.4 million in 2002. The 2003 period included $24.2 million of net interest expense, $0.3 million of currency transaction gains and $7.1 million of other nonoperating income, which included gains on the PracticeWorks common stock and warrants sold in the fourth quarter of 2003 of $7.4 million. The year 2002 included: $27.4 million of net interest; $3.5 million of currency transaction losses; a $1.1 million loss realized on the share exchange with PracticeWorks, Inc.; and a $2.6 million mark-to-market loss related to PracticeWorks warrants.

Income Taxes/Earnings

   The effective tax rate decreased to 32.4% in 2003 from 32.9% in 2002.

   Income from continuing operations increased $26.3 million, or 18.3%, to $169.9 million in 2003 from $143.6 million in 2002. Fully diluted earnings per share from continuing operations were $2.11 in 2003, an increase of 17.2% from $1.80 in 2002. Had the Charge and Reserve Errors described above been recorded in the proper periods, income from continuing operations would have been higher by $1.3 million ($.02 per diluted share) in 2003 and lower by $3.4 million ($.04 per diluted share) in 2002.

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

   Operating profit increased $11.5 million to $82.4 million from $70.9 million in 2002. Sales growth in the U.S. dental consumable business and gross margin improvement in the European dental consumable business were
the most significant contributors to the increase.   Operating profit
benefited from currency translation. Operating profit would have been lower by $2.7 million in 2003 and higher by $1.6 million in 2002 if the Charge and Reserve Errors had been recorded in the proper period.

Endodontics/Professional Division Dental Consumables/Asia

   Net sales for this group increased $23.9 million, or 6.7%, up from $357.6 million in 2002. Internal growth was 3.8% and currency translation added 2.9% to 2003 sales. Sales growth was strongest in the endodontic business. This was offset by lower sales in the dental consumables business primarily in the U.S. market.

   Operating profit was $154.0 million, an increase of $12.4 million from $141.6 million in 2002. Continued growth in the endodontic business was primarily responsible for the increase. In addition, operating profit benefited from currency translation partially offset by the negative
currency impact of intercompany transactions.   Operating profit would
have been lower by $0.7 million in 2003 and lower by $0.6 million in 2002 if the Charge and Reserve Errors had been recorded in the proper period.

Dental Consumables--United Kingdom, France, Italy, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $306.6 million in 2003, a 26.9% increase compared to $241.6 million in 2002. Internal growth was 6.7% and currency translation added 20.2% to sales in 2003. The primary reason for the sales growth was strong sales performance in Germany, France, CIS and Africa.

   Operating profit increased $19.2 million to $30.6 million from $11.4 million in 2002. The primary reason for the profit improvement was sales increases and margin improvement in the European dental laboratory business including improvements from the consolidation of the historical Dentsply tooth business in Europe into the DeguDent business. In addition, operating profit benefited from currency translation.
Operating profit would have been lower by $0.3 million in 2003 if the Charge and Reserve Errors had been recorded in the proper period.

Australia/Canada/Latin America/Pharmaceutical

   Net sales for this group increased $4.8 million, or 4.4%, compared to $108.5 million in 2002. Internal growth was 3.6% and currency translation added 0.8% to 2003 sales. Sales were strongest in the U.S. pharmaceutical business and in Latin America. Canada and Australia experienced slower sales growth.

   Operating profit was $12.0 million, a $2.8 million decrease from $14.8 million in 2002. Lower operating margins in Latin America hurt profitability. Operating profit would have been higher by $1.0 million in 2003 and lower by $0.7 million in 2002 if the Charge and Reserve Errors had been recorded in the proper period.

U.S. Dental Laboratory Business/Implants/Orthodontics

   Net sales for this group were $277.6 million in 2003, a 6.7% increase compared to $260.1 million in 2002. Internal growth was 3.0% and currency translation added 3.7% to sales in 2003. Sales growth was adversely impacted by the soft U.S. dental laboratory market. Sales growth for implants in Europe and the orthodontic business showed continued strong sales growth.

   Operating profit decreased $8.8 million to $41.4 million from $50.2 million in 2002. The soft U.S. dental laboratory market and the negative currency impact of intercompany transactions adversely impacted operating profit. Operating profit would have been higher by $4.7 million in 2003 and lower by $5.3 million in 2002 if the Charge and Reserve Errors had been recorded in the proper period.

FOREIGN CURRENCY

   Since approximately 55% of the Company's 2004 revenues were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. On a net basis, net income benefited from changes in currency translation in both 2004 and 2003 compared to the prior years.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

   The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Goodwill and Other Long-Lived Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment approach be applied. The Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets during 2004, as required, and no impairment was identified. These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

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

   If market conditions become less favorable, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Market conditions can change due to many factors including increased competition, downturns in the economic environment and introductions of new technologies.

   The Company's impairment tests relating to the perpetual license rights to the trademarks and formulations for dental anaesthetic products acquired from AstraZeneca in 2001 are highly sensitive to cash flow assumptions resulting from the sale of these products and the Company's success in completing and the timing of starting up the greenfield sterile filling plant to produce these products in the United States.

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

Accounts Receivable

   The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. In addition, a negative impact on sales to those customers may occur.

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

Income Taxes


   Income taxes are  determined  using the  liability  method of accounting for income taxes in  accordance  with  Financial  Statement  of  Accounting
Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

  Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2004, the Company recorded a valuation allowance of $22.8 million against the benefit of the net operating loss carryforwards of foreign subsidiaries.

   The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals  related  to the  estimated  outcome  of  these  examinations  are recorded in accordance with Statement of Financial Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). The reversal of the accruals is recorded when examinations are completed, statutes of limitation close or tax laws change. A net benefit of $5.5 million was recorded from the release of previously accrued taxes related to domestic and foreign examinations that were concluded in 2004, less current year tax accruals for existing examination risks. Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2004, the Company filed amended returns for prior years and received federal and state refunds of $4.3 million for additional R&D credits.

   On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company did not elect the benefit of this provision in 2004. The Company has not determined whether, and to what extent, an election will be made in 2005.

Litigation

   The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates made by management are based on an analysis made by internal and external legal counsel which considers information known at the time. The Company believes it has estimated any liabilities for probable losses well in the past; however, the unpredictability of court decisions could cause liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.


LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities during the year ended December 31, 2004 were $306.3 million compared to $258.0 million during the year ended December 31, 2003. The increase of $48.3 million results primarily from increased earnings, favorable working capital changes and increased tax benefits related to the higher level of stock option exercise activity versus the prior year.

   Investing activities during 2004 include capital expenditures of $56.3 million. The Company expects that capital expenditures will range from $55 million to $60 million in 2005. Acquisition-related activity for the year ended December 31, 2004 was $20.5 million which was primarily due to the final payment to AstraZeneca related to the Oraqix(R) product (see
Note 4 to the Consolidated Condensed Financial Statements) and an investment in new technology. Additionally, in February 2004, the Company completed the sale of its Gendex equipment business and received cash proceeds of $102.5 million.

   In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. As a result of this program, the company repurchased 815,000 shares at an average cost per share of $48.34 and a total cost of $39.4 million. Of these shares purchased, 30,000, at a cost of $1.7 million, will settle in 2005. In addition, in December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. As of December 31, 2004, the Company held 757,000 shares of treasury stock. The Company also received proceeds of $45.3 million as a result of the exercise of 2,165,000 stock options during the year ended December 31, 2004.

   The Company's long-term borrowings increased by a net of $39.9 million during the year ended December 31, 2004. This net change included an increase of $62.1 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps and net repayments of $22.2 million of debt payments made during the year. During the year ended December 31, 2003, the Company's ratio of long-term debt to total capitalization decreased to 35.1% compared to 41.3% at December 31, 2003.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $125 million through May 2005 ("the 364 day facility"). The 364-day facility terminates in May 2005, but may be extended, subject to certain conditions, for additional periods of 364 days. This revolving credit agreement is unsecured and contains various financial and other covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $125 million and no debt was outstanding under the commercial paper facilities at December 31, 2004.

   The Company also has access to $54.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   The Company had unused lines of credit of $307.0 million available at December 31, 2004 subject to the Company's compliance with certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2004, the Company was in compliance with these covenants.

   At December 31, 2004, the Company held $60.1 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

   The Company's cash increased $342.6 million during the year ended December 31, 2004 to $506.4 million. The Company has continued to accumulate cash in 2004 rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements in addition to the low cost of this debt, net of earnings on the cash. The Company anticipates that cash will continue to build throughout 2005, subject to any uses of cash for acquisitions, stock purchases and potential debt prepayment.


                                                                          Greater
                                          Less Than    1-3       3-5       Than
Contractual Obligations                    1 Year     Years     Years     5 Years        Total
                                                           (in thousands)
Long-term borrowings                       $ 71,346  $ 779,940  $      -  $      -  $  851,286
Operating leases                             18,725     19,433     7,424     5,207      50,789
Interest on long-term borrowings             25,128     27,131     9,306    12,301      73,866
Precious metal consignment agreements        60,125          -         -         -      60,125
                                           $175,324  $ 826,504  $ 16,730  $ 17,508  $1,036,066


   The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

   In January 2004, the Financial Accounting Standards Board ("FASB") released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company elected the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. In May 2004, FASB released FSP 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides final guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 superceded FSP 106-1 when it became effective on July 1, 2004. The Company has not yet determined whether the benefits provided under its postretirement benefit plans are actuarially equivalent to Medicare Part D under The Act, and as a result, the Company's benefit obligations or its net periodic service cost do not reflect any amount associated with the subsidy. The Company does not expect this act will have a material impact on the Company's postretirement benefits liabilities or on its financial statements.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment". This standard eliminates the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The standard requires that all public companies report share-based compensation expense at the grant date fair value of the related share-based awards and no longer permits companies to account for options under the intrinsic value approach of APB 25. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. As the Company has accounted for stock option grants under the APB 25 in the past, this statement is expected to have a material impact on the Company's financial statements once effective ($0.14 to $0.16 per diluted share on an annualized basis). The Company is currently assessing its compensation programs, its option valuation techniques and assumptions, and the possible transition alternatives in order to determine the full impact of adopting this standard.

   In November 2004, the FASB issued Statement of Financial Accounting Standards No 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under ARB No. 43, in certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs that were considered to be unusually abnormal were required to be treated as period charges. Under FASB No. 151, these charges are required to be treated as period charges regardless of whether they meet the criterion of unusually abnormal. Additionally, FASB No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. FASB No. 151 is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". This statement amends Opinion 29 to eliminate the exceptions that allowed for other than fair value measurement when similar productive assets were exchanged, and replaced the exceptions with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FASB Statement No 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the application of this statement to have a material impact on the Company's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


   The information below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. A portion of the Company's borrowings are denominated in foreign currencies which serves to partially offset the Company's exposure on its net investments in subsidiaries denominated in foreign currencies. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity price swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

Financial Instruments
   The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $859.9 million versus its carrying value of $851.3 million as of December 31, 2004. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc and Japanese yen denominated notes with estimated fair values that differ from their carrying values. At December 31, 2004, the fair value of these instruments was $245.7 million versus their carrying values of $237.0 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2004 versus the rates at issuance of the notes.

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

      Foreign Exchange Risk Management The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. The Company's significant contracts outstanding as of December 31, 2004 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.

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

      At December 31, 2004 and 2003, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At December 31, 2004 and 2003, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these debt hedges, were $179.4 million and $109.5 million, respectively, which was included in Accumulated Other Comprehensive income.


      Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2004, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap at a fixed rate of 4.2% for a term of seven years starting in March 2005.

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

      The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2004 and 2003, the accumulated fair value of the interest rate swap was $14.7 million and $14.1 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2004 and 2003.

      From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34%. and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continues to be marked-to-market. As of December 31, 2004 and 2003, the accumulated fair value of the cross-currency element of the integrated transaction was $33.0 million and $56.6 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets.

      No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of LIBOR plus 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in accumulated other comprehensive income.

      The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2004 and 2003, the estimated net fair values of the swap agreements was $35.7 million and $63.1 million, respectively.

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

Consignment Arrangements
   The Company consigns the precious metals used in the production of precious metal alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period; however because the Company has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

   As precious metal prices fluctuate, the Company evaluates the impact of the precious metal price fluctuation on its target gross margins for precious metal alloy products and revises the prices customers are charged for precious metal alloy products accordingly, depending upon the magnitude of the fluctuation. While the Company does not separately invoice customers for the precious metal content of precious metal alloy products, the underlying precious metal content is the primary component of the cost and sales price of the precious metal alloy products. For practical purposes, if the precious metal prices go up or down by a small amount, the Company will not immediately modify prices, as long as the cost of precious metals embedded in the Company's precious metal alloy price closely approximates the market price of the precious metal. If there is a significant change in the price of precious metals, the Company adjusts the price for the precious metal alloys, maintaining its margin on the products.

   At December 31, 2004, the Company had 142,505 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $60.1 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2004, the average annual rate charged by the consignor banks was 1.3%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

                                                    EXPECTED MATURITY DATES          DECEMBER 31, 2004
                                             (represents notional amounts for derivative financial instruments)

                                                                                        2010 and   Carrying  Fair
                                             2005     2006      2007      2008   2009     beyond    Value    Value
                                                                  (dollars in thousands)
Notes Payable:
U.S. dollar denominated                    $ 1,402       $ -       $ -      $ -   $ -       $ -    $1,402$   1,402
  Average interest rate                       3.29%                                                  3.29%
Denmark krone denominated                       48         -         -        -     -         -        48       48
  Average interest rate                       6.00%                                                  6.00%
Euro denominated                                 4         -         -        -     -         -         4        4
  Average interest rate                      3.17%                                                   3.17%
Japanese yen denominated                        79         -         -        -     -         -        79       79
  Average interest rate                       1.38%                                                  1.38%
                                             ------------------------------------------------------
                                             1,533         -         -        -     -         -     1,533    1,533
                                             3.28%                                                   3.28%
Current Portion of
  Long-term Debt:
U.S. dollar denominated                        327         -         -        -     -         -       327      327
  Average interest rate                       3.67%                                                  3.67%
Swiss franc denominated                     48,759         -         -        -     -         -    48,759   49,008
  Average interest rate                       4.49%                                                  4.49%
Japanese yen denominated                    22,260         -         -        -     -         -    22,260   22,368
  Average interest rate                       1.30%                                                  1.30%
                                             ------------------------------------------------------
                                            71,346         -         -        -     -         -    71,346   71,703
                                              3.49%                                                  3.49%
Long Term Debt:
U.S. dollar denominated                          -       315         7        -     -         -       322      322
  Average interest rate                                 3.42%     3.44%                              3.42%
Swiss franc denominated                          -   119,245    48,759        -     -         -   168,004  176,269
  Average interest rate                                 4.77%     4.49%                              4.69%
Japanese yen denominated                         -   122,463         -        -     -         -   122,463  122,463
  Average interest rate                                 0.56%                                        0.56%
Euro denominated                                 -   489,151         -        -     -         -   489,151  489,151
  Average interest rate                                 5.75%                                        5.75%
                                             ------------------------------------------------------
                                                 -   731,174    48,766        -     -         -   779,940  788,205
                                                        4.72%     4.49%                              4.71%
Foreign Exchange
Forward Contracts:
Forward sale, 9.2 million
  Australian dollars                         7,181         -         -        -     -         -       224      224
Forward purchase, 13.3 million
  Canadian dollars                          11,089         -         -        -     -         -        86       86
Forward sale, 2.6 billion
  Japanese yen                              25,548         -         -        -     -         -      (133)    (133)
Forward sale, 19.9 million
  Mexican Pesos                              1,785         -         -        -     -         -        21       21
Forward sale, 23.0 million
  Canadian dollars                          19,100         -         -        -     -         -       (93)     (93)
Forward purchase, 150 million
  Japanese yen                               1,405         -         -        -     -         -        59      59
                                                                                                      164     164
Interest Rate Swaps:
Interest rate swaps - U.S. dollar,
   terminated 2/2001                           (21)        -         -        -     -         -       (21)    (21)
Interest rate swaps - Japanese yen               -         -         -        -     -   122,463    (4,628) (4,628)
  Average interest rate                                                                     1.6%
Interest rate swaps - Swiss francs               -         -         -        -     -    56,985    (7,317)  (7,317)
  Average interest rate                                                                     4.2%
Interest rate swaps - Euro                       -   474,478         -        -     -              14,673   14,673
  Average interest rate                                  3.6%
Basis swap - Euro-U.S. Dollar                    -   315,000         -        -     -         -    32,986   32,986
  Average interest rate                                 3.9%
                                                                                                   35,693   35,693
Commodity Swaps:
Platinum Swap - U.S. dollar                  1,524        -          -        -     -         -        18       18


Management's Report on Internal Control Over Financial Reporting

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal controls over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its assessment management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

   Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which is included herein.


/s/ Gerald K. Kunkle, Jr.                           /s/William R. Jellison

Gerald K. Kunkle, Jr.                               William R. Jellison
Vice Chairman and                              Senior Vice President and
Chief Executive Officer                             Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DENTSPLY International Inc.:

We have completed an integrated audit of DENTSPLY International Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing under
Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, PA
March 15, 2005

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                   Year Ended December 31,

                                                                 2004        2003        2002
                                                          (in thousands, except per share amounts)

Net sales (Note 4)                                        $1,694,232   $1,567,994   $1,415,893
Cost of products sold                                        847,714      797,461      712,179

Gross profit                                                 846,518      770,533      703,714
Selling, general and administrative expenses                 544,264      498,850      456,994
Restructuring and other costs (income)                         7,124        3,700       (2,732)

Operating income                                             295,130      267,983      249,452

Other income and expenses:
  Interest expense                                            25,098       26,079       29,242
  Interest income                                             (5,469)      (1,874)      (1,853)
  Other (income) expense, net (Note 5)                         1,346       (7,418)       7,973

Income before income taxes                                   274,155      251,196      214,090
Provision for income taxes (Note 13)                          63,869       81,343       70,449

Income from continuing operations                            210,286      169,853      143,641


Income from discontinued operations, net of tax (Note 6)      42,879        4,330        4,311

Net income                                                 $ 253,165    $ 174,183    $ 147,952

Earnings per common share - basic (Note 2)
  Continuing operations                                    $    2.61    $    2.16    $    1.84
  Discontinued operations                                  $    0.54         0.05         0.05
Total earnings per common share - basic                    $    3.15    $    2.21    $    1.89

Earnings per common share - diluted (Note 2)
  Continuing operations                                    $    2.56    $    2.11    $    1.80
  Discontinued operations                                       0.53         0.05         0.05
Total earnings per common share  - diluted                 $    3.09    $    2.16    $    1.85


Cash dividends declared per common share                   $ 0.21750    $ 0.19700    $ 0.18400


Weighted average common shares outstanding (Note 2):
     Basic                                                    80,387       78,823       78,180
     Diluted                                                  82,014       80,647       79,994



The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS

                                                                             December 31,

                                                                          2004           2003
                                                                            (in thousands)
Assets
    Current Assets:
       Cash and cash equivalents                                          $   506,369    $   163,755
       Accounts and notes receivable-trade, net (Note 1)                      238,873        241,385
       Inventories, net (Notes 1 and 7)                                       213,709        205,587
       Prepaid expenses and other current assets (Notes 13 and 16)             97,458         88,463
       Assets held for sale                                                        --         28,262

          Total Current Assets                                              1,056,409        727,452

    Property, plant and equipment, net (Notes 1 and 8)                        407,527        376,211
    Identifiable intangible assets, net (Notes 1 and 9)                       258,084        246,475
    Goodwill, net (Notes 1 and 9)                                             996,262        963,264
    Other noncurrent assets (Notes 13, 14 and 16)                              79,863        114,736
    Noncurrent assets held for sale                                                --         17,449

Total Assets                                                              $ 2,798,145    $ 2,445,587

Liabilities and Stockholders' Equity
    Current Liabilities:
       Accounts payable                                                   $    91,576    $    86,338
       Accrued liabilities (Note 10)                                          179,765        172,684
       Income taxes payable                                                    60,387         66,614
       Notes payable and current portion
          of long-term debt (Note 11)                                          72,879         21,973
       Liabilities of discontinued operations                                      --         20,206

          Total Current Liabilities                                           404,607        367,815

    Long-term debt (Note 11)                                                  779,940        790,202
    Deferred income taxes                                                      58,196         66,861
    Other noncurrent liabilities (Note 14)                                    110,829         96,953
    Noncurrent liabilities of discontinued operations                              --          1,269
          Total Liabilities                                                 1,353,572      1,323,100

    Minority interests in consolidated subsidiaries                               600            418

    Commitments and contingencies (Note 17)

    Stockholders' Equity:
       Preferred stock, $.01 par value; .25 million
         shares authorized; no shares issued                                       --             --
       Common stock, $.01 par value; 200 million shares authorized;
           81.4 million shares issued at December 31, 2004
           and December 31, 2003                                                  814            814
       Capital in excess of par value                                         189,277        166,952
       Retained earnings                                                    1,126,262        889,601
       Accumulated other comprehensive income                                 164,100        104,920
       Unearned ESOP compensation                                                  --           (380)
       Treasury stock, at cost, 0.8 million shares at December 31, 2004
          and 2.1 million shares at December 31, 2003                         (36,480)       (39,838)

          Total Stockholders' Equity                                        1,443,973      1,122,069

Total Liabilities and Stockholders' Equity                                $ 2,798,145    $ 2,445,587

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Accumu-
                                                                                  lated
                                                                                  Other
                                                            Capital in            Compre-    Unearned              Total
                                                    Common  Excess of  Retained   hensive     ESOP     Treasury  Stockholders'
                                                    Stock   Par Value  Earnings   Income  Compensation  Stock     Equity
                                                                                (in thousands)
 Balance at December 31, 2001                       $ 814  $ 152,916  $ 597,414  $ (77,388) $ (3,419) $ (60,818)  $ 609,519

 Comprehensive Income:
   Net income                                           -          -    147,952          -         -          -     147,952
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment            -          -          -     88,739         -          -      88,739
     Unrealized loss on available-for-sale
         securities                                     -          -          -     (4,854)        -          -      (4,854)
      Net loss on derivative financial
         instruments                                    -          -          -     (4,670)        -          -      (4,670)
      Minimum pension liability adjustment              -          -          -       (203)        -          -        (203)

 Comprehensive Income                                                                                               226,964

 Exercise of stock options                              -        715          -          -         -      8,338       9,053
 Tax benefit from stock options exercised               -      3,320          -          -         -          -       3,320
 Cash dividends ($0.184 per share)                      -          -    (14,395)         -         -          -     (14,395)
 Decrease in unearned ESOP compensation                 -          -          -          -     1,520          -       1,520
 Fractional share payouts                               -        (53)         -          -         -          -         (53)

 Balance at December 31, 2002                         814    156,898    730,971      1,624    (1,899)   (52,480)    835,928

 Comprehensive Income:
   Net income                                          -           -    174,183          -         -          -     174,183
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment           -           -          -     95,984         -          -      95,984
     Unrealized gain on available-for-sale
         securities                                    -           -          -      5,005         -          -       5,005
      Net gain on derivative financial
         instruments                                   -           -          -      2,430         -          -       2,430
      Minimum pension liability adjustment             -           -          -       (123)        -          -        (123)

 Comprehensive Income                                                                                               277,479

 Exercise of stock options                             -       4,229          -          -         -     12,642       16,871
 Tax benefit from stock options exercised              -       5,825          -          -         -          -       5,825
 Cash dividends ($0.197 per share)                     -           -    (15,553)         -         -          -     (15,553)
 Decrease in unearned ESOP compensation                -           -          -          -     1,519          -       1,519

 Balance at December 31, 2003                        814     166,952    889,601    104,920      (380)   (39,838)  1,122,069

 Comprehensive Income:
   Net income                                          -           -    253,165          -         -          -     253,165
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment           -           -          -     69,884         -           -     69,884
     Unrealized gain on available-for-sale
         securities                                    -           -          -        191         -          -         191
      Net loss on derivative financial
         instruments                                   -           -          -     (9,086)        -          -      (9,086)
      Minimum pension liability adjustment             -           -          -     (1,809)        -          -      (1,809)

 Comprehensive Income                                                                                               312,345

 Exercise of stock options                             -       4,257          -          -         -     41,061      45,318
 Tax benefit from stock options exercised              -      18,068          -          -         -          -      18,068
 Treasury shares purchased                             -           -          -          -         -    (37,703)    (37,703)
 Cash dividends ($0.2175 per share)                    -           -    (16,504)         -         -          -     (16,504)
 Decrease in unearned ESOP compensation                -           -          -          -       380          -         380

 Balance at December 31, 2004                      $ 814   $ 189,277 $1,126,262  $ 164,100       $ -  $ (36,480)$ 1,443,973


The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Year Ended December 31,
                                                                       ---------------------------------------

                                                                          2004         2003         2002
                                                                                    (in thousands)
Cash flows from operating activities:

Net income from continuing operations                                  $ 210,286    $ 169,853    $ 143,641

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                            40,841       36,897       32,338
  Amortization                                                             8,455        8,764        9,014
  Deferred income taxes                                                    7,058       32,411       (8,435)
  Restructuring and other (income) costs                                   7,124        3,700       (2,732)
  Other non-cash costs (income)                                             (394)      (1,173)       9,281
  Gain on sale of business                                                    --           --           --
  Loss on disposal of property, plant and equipment                          958          459        1,703
  Gain on sale of PracticeWorks securities                                    --       (5,806)          --
  Non-cash ESOP compensation                                                 380        1,519        1,520
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
     Accounts and notes receivable-trade, net                             16,061       (4,899)     (13,030)
     Inventories, net                                                      4,103       15,197       (5,686)
     Prepaid expenses and other current assets                              (765)       4,894       (1,601)
     Accounts payable                                                     (1,386)      16,538       (7,698)
     Accrued liabilities                                                   5,756      (26,561)     (12,922)
     Income taxes                                                         27,584         (271)      20,425
     Other, net                                                            4,471         (657)       3,712
  Cash flows (used in) provided by discontinued operating activities     (24,273)       7,127        3,453

Net cash provided by operating activities                                306,259      257,992      172,983

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired                         (17,165)     (15,038)     (49,805)
Expenditures for identifiable intangible assets                           (3,352)      (2,410)      (2,629)
Proceeds from bulk sale of precious metals inventory                          --           --        6,754
Proceeds from sale of Gendex                                             102,500           --           --
Insurance proceeds received for fire-destroyed equipment                      --           --        2,535
Redemption of PracticeWorks preferred stock                                   --           --       15,000
Proceeds from sale of PracticeWorks securities                                --       23,506           --
Proceeds from sale of property, plant and equipment                        1,788        2,959        1,777
Capital expenditures                                                     (56,257)     (76,583)     (55,476)
Other                                                                     (1,756)          --           --
Cash flows used in discontinued operations' investing activities            (148)      (1,811)      (2,658)

Net cash provided by (used in) investing activities                       25,610      (69,377)     (84,502)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs           --          634      100,244
Payments on long-term borrowings                                         (22,151)     (70,738)    (190,589)
(Decrease) increase in short-term borrowings                                 624       (3,277)      (3,666)
Proceeds from exercise of stock options and warrants                      45,318       16,871        9,053
Cash paid for treasury stock                                             (37,703)          --           --
Cash dividends paid                                                      (15,823)     (14,999)     (14,358)
Realization of cross currency swap value                                  13,664       10,736           --
Fractional share payout                                                       --           --          (53)

Net cash used in financing activities                                    (16,071)     (60,773)     (99,369)

Effect of exchange rate changes on cash and cash equivalents              26,816       10,261        2,830

Net increase (decrease) in cash and cash equivalents                     342,614      138,103       (8,058)

Cash and cash equivalents at beginning of period                         163,755       25,652       33,710

Cash and cash equivalents at end of period                             $ 506,369    $ 163,755    $  25,652

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,

                                                                                 2003               2002             2001
                                                                                                  (in thousands)
Supplemental disclosures of cash flow information:
  Interest paid                                                                $ 24,836          $ 25,796         $ 25,545
  Income taxes paid                                                              44,952            57,733           55,913
Supplemental disclosures of non-cash transactions:
Receipt of PracticeWorks common stock and stock warrants
  in exchange for convertible preferred stock                                         -                 -           18,582


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

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   DENTSPLY designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, precious metal dental alloys, dental ceramics, endodontic instruments and materials, prophylaxis paste, dental sealants, ultrasonic scalers and crown and bridge materials; the leading United States manufacturer and distributor of dental handpieces, dental x-ray film holders, film mounts and bone substitute/grafting materials; and a leading worldwide manufacturer or distributor of dental injectible anesthetics, impression materials, orthodontic appliances, dental cutting instruments and dental implants. The Company distributes its dental products in over 120 countries under some of the most well established brand names in the industry.

   DENTSPLY is committed to the development of innovative, high-quality, cost effective products for the dental market.

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

Accounts and Notes Receivable-Trade

   The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $17.2 million and $16.3 million at December 31, 2004 and 2003, respectively. The Company recorded provisions for doubtful accounts, included in "Selling, general and administrative expenses", of approximately $2.1 million, $0.6 million and $2.9 million for 2004, 2003 and 2002, respectively.

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

Inventories

   Inventories are stated at the lower of cost or market. At December 31, 2004 and 2003, the cost of $10.8 million, or 5%, and $11.4 million, or 6%, respectively, of inventories was determined by the last-in, first-out ("LIFO") method. The cost of other inventories was determined by the first-in, first-out ("FIFO") or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

   If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2004 and December 31, 2003 by $1.4 million and $1.0 million, respectively.

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


Identifiable Finite-lived Intangible Assets

   Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. The Company closely monitors intangible assets related to new technology for indicators of impairment as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

Goodwill and Indefinite-Lived Intangible Assets

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment approach be applied. The Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets during 2004, as required, and no impairment was identified. These impairment tests are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated value. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

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


Litigation

   The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are made by management based on an analysis made by internal and external legal counsel which considers information known at the time. Legal costs related to these lawsuits are expensed as incurred.

Foreign Currency Translation

   The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

   Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within "Accumulated other comprehensive income". During the years ended December 31, 2004, 2003 and 2002 the Company had translation gains of $104.9 million, $153.0 million and $121.4 million, respectively, offset by losses of $35.0 million, $57.0 million and $32.7 million, respectively, on its loans designated as hedges of net investments.

   Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange losses of $1.2 million in 2004 and $3.5 million in 2002 and exchange gains of $0.3 million in 2003 are included in "Other expense (income), net".

Revenue Recognition

   Revenue, net of related discounts and allowances, is recognized in accordance with shipping terms and as title and risk of loss pass to customers. Net sales include shipping and handling costs collected from customers in connection with the sale.

   A significant portion of the Company's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. The precious metals content of sales was $212.3 million, $203.7 million and $185.5 million for 2004, 2003 and 2002, respectively.

Warranties

    The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience.

Research and Development Costs

   Research and development ("R&D") costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to this capitalized equipment is included in the Company's R&D costs. R&D costs are included in "Selling, general and administrative expenses" and amounted to approximately $44.6 million, $43.3 million and $39.9 million for 2004, 2003 and 2002, respectively.

Income Taxes

   Income taxes are  determined  using the  liability  method of accounting for income taxes in accordance with Financial Statement of Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, tax expense includes US and international income taxes plus the
provision  for  US  taxes  on   undistributed   earnings  of  international
subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

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

Stock Compensation

   The Company has stock-based employee compensation plans which are described more fully in Note 13. The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans, provided that the exercise price is greater than or equal to the price of the stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to
stock-based employee compensation (see also discussion of SFAS 123R in New Accounting Pronouncements).

                                                            Year Ended December 31,
                                                      2004          2003           2002
                                                  (in thousands, except per share amounts)

Net income as reported                          $   253,165    $   174,183    $   147,952
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                        (11,668)       (11,062)        (9,576)
Pro forma net income                            $   241,497    $   163,121    $   138,376

Basic earnings per common share
  As reported                                   $      3.15    $      2.21    $      1.89
  Pro forma under fair value based method       $      3.00    $      2.07    $      1.77

Diluted earnings per common share
  As reported                                   $      3.09    $      2.16    $      1.85
  Pro forma under fair value based method       $      2.95    $      2.02    $      1.73

Other Comprehensive Income (Loss)

   Other comprehensive income (loss) includes foreign currency translation adjustments related to the Company's foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the fair value of the Company's available-for-sale investment securities and certain derivative financial instruments and changes in its minimum pension liability are recorded in other comprehensive income (loss). These changes are recorded in other comprehensive income (loss) net of any related tax effects. For the years ended 2004, 2003 and 2002, these adjustments were net of tax benefits, primarily related to foreign currency translation adjustments, of $32.0 million, $29.1 million and $32.9 million, respectively.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:


                                                                       December 31,
                                                                  2004          2003
                                                                     (in thousands)
Foreign currency translation adjustments                       $ 179,416    $ 109,532
Net loss on derivative financial
  instruments                                                    (12,639)      (3,553)
Unrealized gain (loss) on available-for-sale securities              342          151
Minimum pension liability                                         (3,019)      (1,210)
                                                               $ 164,100    $ 104,920

   The cumulative foreign currency translation adjustments included translation gains of $297.9 million and $193.0 million as of December 31, 2004 and 2003, respectively, offset by losses of $118.5 million and $83.5 million, respectively, on loans designated as hedges of net investments.

Reclassifications

   Certain reclassifications have been made to prior years' data in order to conform to the current year presentation.

New Accounting Pronouncements

   In January 2004, the Financial Accounting Standards Board ("FASB") released FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because of uncertainties of the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on plan sponsors and certain accounting issues raised by the Act, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. The Company elected the deferral provided by FSP 106-1 to analyze the impact of the Act on prescription drug coverage provided to a limited number of retirees from one of its business units. In May 2004, FASB released FSP 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides final guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 superceded FSP 106-1 when it became effective on July 1, 2004. The Company has not yet determined whether the benefits provided under its postretirement benefit plans are actuarially equivalent to Medicare Part D under The Act, and as a result, the Company's benefit obligations or its net periodic service cost do not reflect any amount associated with the subsidy. The Company does not expect this act will have a material impact on the Company's postretirement benefits liabilities or on its financial statements.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment". This standard eliminates the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The standard requires that all public companies report share-based compensation expense at the grant date fair value of the related share-based awards and no longer permits companies to account for options under the intrinsic value approach of APB 25. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. As the Company has accounted for stock option grants under the APB 25 in the past, this statement is expected to have a material impact on the Company's financial statements once effective ($0.14 to $0.16 per diluted share on an annualized basis). The Company is currently assessing its compensation programs, its option valuation techniques and assumptions, and the possible transition alternatives in order to determine the full impact of adopting this standard.

   In November 2004, the FASB issued Statement of Financial Accounting Standards No 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under ARB No. 43, in certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs that were considered to be unusually abnormal were required to be treated as period charges. Under FASB No. 151, these charges are required to be treated as period charges regardless of whether they meet the criterion of unusually abnormal. Additionally, FASB No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. FASB No. 151 is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". This statement amends Opinion 29 to eliminate the exceptions that allowed for other than fair value measurement when similar productive assets were exchanged, and replaced the exceptions with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FASB Statement No 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the application of this statement to have a material impact on the Company's financial statements.


NOTE 2 - EARNINGS PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                         Earnings per common share
                                                                                     ----------------------------------
                                     Income From Income From
                                     Continuing  Discontinued   Net                  Continuing  Discontinued
                                     Operations  Operations   Income       Shares     Operations  Operations    Total
                                                         (in thousands, except per share amounts)
Year Ended December 31, 2004
        Basic                        $ 210,286    $ 42,879   $ 253,165     80,387      $ 2.61      $ 0.54      $ 3.15
        Incremental shares from
           assumed exercise of
           dilutive options                  -           -           -      1,627

        Diluted                      $ 210,286    $ 42,879   $ 253,165     82,014      $ 2.56      $ 0.53      $ 3.09


Year Ended December 31, 2003
        Basic                        $ 169,853     $ 4,330   $ 174,183     78,823      $ 2.16      $ 0.05      $ 2.21
        Incremental shares from
           assumed exercise of
           dilutive options                  -           -           -      1,824

        Diluted                      $ 169,853     $ 4,330   $ 174,183     80,647      $ 2.11      $ 0.05      $ 2.16


Year Ended December 31, 2002
        Basic                        $ 143,641     $ 4,311   $ 147,952     78,180      $ 1.84      $ 0.05      $ 1.89
        Incremental shares from
           assumed exercise of
           dilutive options                  -           -           -      1,814

        Diluted                      $ 143,641     $ 4,311   $ 147,952     79,994      $ 1.80      $ 0.05      $ 1.85


   Options to purchase 1.0 million, 1.4 million and 0.1 million shares of common stock that were outstanding during the years ended 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS AND DIVESTITURES

Acquisitions
   The Company accounts for all acquisitions under the purchase method of accounting; accordingly, the results of the operations acquired are included in the accompanying financial statements for the periods subsequent to the respective dates of the acquisitions. The purchase prices are allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed.

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

Divestitures

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



NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION


Segment Information

   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales in 2004, 2003 and 2002.

   The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company's five reportable segments is provided below. The disclosure below reflects the Company's segment reporting structure through December 31, 2004. In January 2005, the Company reorganized its operating group structure consolidating into four operating groups. Segment information will be disclosed under this new structure beginning in the first quarter of 2005.

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

Endodontics/Professional Division Dental Consumables/Asia

   This business group includes the responsibility for the design and manufacturing for endodontic products in the U.S., Switzerland and Germany; certain small equipment and chairside consumable products in the U.S.; and laboratory products in China. The business is responsible for sales and distribution of all Company products throughout Asia, except Japan; all Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany; and certain small equipment and chairside consumable products in the U.S.

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

   The following table sets forth information about the Company's operating groups for 2004, 2003 and 2002.

Third Party Net Sales

                                                   2004         2003         2002
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  298,045   $  277,304   $  254,503
Endodontics/Professional Division
  Dental Consumables/Asia                         412,885      384,706      358,226
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             499,728      453,632      375,317
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             119,631      114,447      109,661
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           343,199      317,160      297,705
All Other (a)                                      20,744       20,745       20,481
Total                                          $1,694,232   $1,567,994   $1,415,893

Third Party Net Sales, excluding precious metal content

                                                   2004         2003         2002
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  284,584   $  264,648   $  242,117
Endodontics/Professional Division
  Dental Consumables/Asia                         406,667      381,509      357,642
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             344,500      306,605      241,578
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             118,643      113,262      108,454
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           306,734      277,577      260,099
All Other (a)                                      20,744       20,745       20,481
Total excluding Precious Metal Content          1,481,872    1,364,346    1,230,371
Precious Metal Content                            212,360      203,648      185,522
Total including Precious Metal Content         $1,694,232   $1,567,994   $1,415,893

Intersegment Net Sales

                                                   2004         2003         2002
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 229,090    $ 207,284    $ 190,520
Endodontics/Professional Division
  Dental Consumables/Asia                        163,480      158,501      151,125
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             83,634       76,648       63,636
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             35,046       33,276       37,923
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           31,577       31,737       29,036
All Other (a)                                    158,537      158,377      153,842
Eliminations                                    (701,364)    (665,823)    (626,082)
Total                                          $      --    $      --    $      --

Depreciation and Amortization

                                                 2004       2003      2002
                                                     (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 9,467   $ 6,719   $ 6,869
Endodontics/Professional Division
  Dental Consumables/Asia                       12,209    11,042    10,574
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                            9,802     9,189     7,140
Australia/Canada/Latin America/
  U.S. Pharmaceutical                            2,899     1,715     1,259
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          8,519     7,652     7,259
All Other (a)                                    6,400     9,344     8,251
Total                                          $49,296   $45,661   $41,352

Segment Operating Income

                                                   2004         2003         2002
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  87,114    $  82,378    $  70,941
Endodontics/Professional Division
  Dental Consumables/Asia                        162,960      154,025      141,585
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             43,845       30,545       11,356
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             15,567       12,031       14,758
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           53,758       41,428       50,191
All Other (a)                                    (60,990)     (48,724)     (42,111)
Segment Operating Income                         302,254      271,683      246,720

Reconciling Items:
Restructuring and other costs                      7,124        3,700       (2,732)
Interest Expense                                  25,098       26,079       29,242
Interest Income                                   (5,469)      (1,874)      (1,853)
Other (income) expense, net                        1,346       (7,418)       7,973
Income before income taxes                     $ 274,155    $ 251,196    $ 214,090

Assets

                                                   2004         2003         2002
                                                           (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $  204,473   $   187,248    $   181,747
Endodontics/Professional Division
  Dental Consumables/Asia                       1,229,456     1,215,723      1,189,961
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             632,554       590,208        517,067
Australia/Canada/Latin America/
  U.S. Pharmaceutical                             313,145       256,299        169,989
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           279,589       311,782        310,258
All Other (a)                                     138,928      (115,673)      (281,989)
Total                                          $2,798,145   $ 2,445,587    $ 2,087,033

Capital Expenditures

                                                 2004      2003      2002
                                                    (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                             $ 7,364   $ 8,569   $ 8,394
Endodontics/Professional Division
  Dental Consumables/Asia                        9,532     8,517    12,550
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                            5,242     5,075     9,624
Australia/Canada/Latin America/
  U.S. Pharmaceutical                           26,389    39,547     3,434
U.S. Dental Laboratory Business/
  Implants/Orthodontics                          4,594     5,265     8,870
All Other (a)                                    3,136     9,610    12,604
Total                                          $56,257   $76,583   $55,476


(a) Includes: one operating division not managed by named segments, operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.


Geographic Information

   The following table sets forth information about the Company's operations in different geographic areas for 2004, 2003 and 2002. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.



                                                     United                                    Other
                                                     States               Germany             Foreign          Consolidated
                                                                               (in thousands)

2004
Net sales                                          $ 727,875            $ 436,047            $ 530,310         $ 1,694,232
Long-lived assets                                    204,807              125,897              136,511             467,215

2003
Net sales                                          $ 705,309            $ 395,170            $ 467,515         $ 1,567,994
Long-lived assets                                    213,607              121,481              129,059             464,147

2002
Net sales                                          $ 684,553            $ 324,069            $ 407,271         $ 1,415,893
Long-lived assets                                    178,978              100,707              114,099             393,784

Product and Customer Information



     The following table presents sales information by product category:

                                        Year Ended December 31,

                                   2004           2003           2002
                                           (in thousands)

Dental consumables             $  578,128     $  554,172     $  522,913
Dental laboratory products        559,278        521,079        472,471
Specialty dental products         520,001        459,193        387,520
Non-dental                         36,825         33,550         32,989
                               $1,694,232     $1,567,994     $1,415,893

   Dental consumable products consist of dental sundries and small equipment products used in dental offices in the treatment of patients. DENTSPLY's products in this category include dental injectible anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names.
Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

   Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials and equipment products used in laboratories consisting of computer aided machining (CAM) ceramics systems and porcelain furnaces.

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

   No customers accounted for more than ten percent of consolidated net sales in 2004, 2003 and 2002. Third party export sales from the United States are less than ten percent of consolidated net sales.

NOTE 5 - OTHER (INCOME) EXPENSE


   Other (income) expense, net consists of the following:

                                                   Year Ended December 31,
                                               ------------------------------

                                                2004          2003        2002
                                                       (in thousands)
Foreign exchange transaction (gains) losses   $ 1,179      $  (263)     $3,481
(Gain) loss on PracticeWorks securities            --       (7,395)      2,598
Minority interests                                223         (312)        364
Other                                             (56)         552       1,530

                                              $ 1,346      $(7,418)     $7,973

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

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:


                                                      Year Ended December 31,
                                                  -----------------------------

                                                   2004         2003         2002
                                                            (in thousands)
Net sales                                         $17,519     $106,313     $96,142
Gain on sale of Gendex                             72,943           --          --
Income before income taxes (including gain on
  sale in 2004)                                    72,803        7,329       6,893

NOTE 7 - INVENTORIES

   Inventories consist of the following:

                                     December 31,
                                  2004        2003
                                    (in thousands)
Finished goods                 $130,150     $123,290
Work-in-process                  42,427       41,997
Raw materials and supplies       41,132       40,300

                               $213,709     $205,587



NOTE 8- PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                              December 31,
                                            2004         2003
                                             (in thousands)
Assets, at cost:
     Land                                $ 47,355     $ 40,553
     Buildings and improvements           204,676      190,222
     Machinery and equipment              331,409      295,354
     Construction in progress              73,447       60,036
                                          656,887      586,165
     Less:  Accumulated depreciation      249,360      209,954

                                         $407,527     $376,211

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

   The Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets in 2004 and no impairment was identified. This impairment assessment included an evaluation of 22 reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.


   The table below presents the net carrying values of goodwill and identifiable intangible assets.

                                                          December 31,
                                                       2004         2003
                                                        (in thousands)

Goodwill                                             $996,262     $963,264

Indefinite-lived identifiable intangible assets:
  Trademarks                                         $  4,080     $  4,080
  Licensing agreements                                178,610      165,621
Finite-lived identifiable intangible assets            75,394       76,774
Total identifiable intangible assets                 $258,084     $246,475



   A reconciliation of changes in the Company's goodwill is as follows:

                                                    December 31,
                                                2004          2003
                                                  (in thousands)

Balance, beginning of the year               $ 963,264      $ 898,497
Acquisition activity                               509         15,153
Changes to purchase price allocation            (9,446)       (28,381)
Reclassification to assets held for sale            --         (5,771)
Impairment charges (Note 15)                        --           (360)
Effects of exchange rate changes                41,935         84,126
Balance, end of the year                     $ 996,262      $ 963,264


   The change in the net carrying value of goodwill in 2004 was primarily due to foreign currency translation adjustments, changes to the purchase price allocations of the Degussa Dental and Friadent acquisitions and a small acquisition. The purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes.

   The increase in indefinite-lived licensing agreements was due to foreign currency translation adjustments. These intangible assets relate exclusively to the royalty-free licensing rights to AstraZeneca's dental products and trademarks, which are primarily denominated in Swiss francs. The change in finite-lived identifiable intangible assets was due primarily to amortization for the period, the purchase of new technology and foreign currency translation adjustments.

   Goodwill by reportable segment is as follows:

                                                      December 31,
                                                   2004         2003
                                                    (in thousands)
Dental Consumables - U.S. and Europe/
  Japan/Non-dental                               $138,961     $134,018
Endodontics/Professional Division
  Dental Consumables/Asia                         185,099      184,277
Dental Consumables - UK, France, Italy, CIS,
  Middle East, Africa/European Dental
  Laboratory Business                             375,811      352,900
Australia/Canada/Latin America/
  U.S. Pharmaceutical                              22,423       20,922
U.S. Dental Laboratory Business/
  Implants/Orthodontics                           270,523      267,702
All Other                                           3,445        3,445
Total                                            $996,262     $963,264



    Finite-lived identifiable intangible assets consist of the following:


                                         December 31, 2004                               December 31, 2003
                           -----------------------------------------         ---------------------------------------



                              Gross                            Net           Gross                           Net
                             Carrying      Accumulated       Carrying       Carrying       Accumulated     Carrying
                              Amount       Amortization       Amount         Amount       Amortization      Amount
                                                             (in thousands)

Patents                    $  56,330        $(37,394)       $ 18,936       $  55,142        $(33,425)       $21,717
Trademarks                    36,782          (8,598)         28,184          34,936          (7,142)        27,794
Licensing agreements          31,960         (10,308)         21,652          30,858          (8,105)        22,753
Other                         15,996          (9,374)          6,622          12,573          (8,063)         4,510
                           $ 141,068        $(65,674)       $ 75,394       $ 133,509        $(56,735)       $76,774


   Amortization expense for finite-lived identifiable intangible assets for 2004, 2003 and 2002 was $8.5 million, $8.8 million and $9.0 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $7.8 million, $7.0 million, $6.2 million, $5.8 million and $5.6 million for 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 10 - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                     December 31,
                                                 2004         2003
                                                   (in thousands)
Payroll, commissions, bonuses, other
  cash compensation and employee benefits     $ 57,738     $ 56,892
General insurance                               15,844       15,852
Sales and marketing programs                    15,757       15,944
Restructuring and other costs (Note 15)          6,224        7,781
Accrued Oraqix payments                             --       16,000
Warranty liabilities                             3,681        3,629
Other                                           80,521       56,586
                                              $179,765     $172,684


   A reconciliation of changes in the Company's warranty liability for 2004 is as follows:

                                                             December 31,
                                                                 2004
                                                            (in thousands)

Balance, beginning of the year                                 $ 3,629
Accruals for warranties issued during the year                   2,010
Accruals related to pre-existing warranties                       (460)
Warranty settlements made during the year                       (1,635)
Reclassification to liabilities of discontinued operations          --
Effects of exchange rate changes                                   137
Balance, end of the year                                       $ 3,681

NOTE 11 - FINANCING ARRANGEMENTS

Short-Term Borrowings

   Short-term bank borrowings amounted to $1.5 million and $0.8 million at December 31, 2004 and 2003, respectively. The weighted average interest rates of these borrowings were 3.3% and 4.8% at December 31, 2004 and 2003, respectively. Unused lines of credit for short-term financing at December 31, 2004 and 2003 were $52.5 million and $84.9 million, respectively. Substantially all short-term borrowings were classified as long-term as of December 31, 2004 and 2003, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.


Long-Term Borrowings

                                                                                                           December 31,
                                                                                                       2004          2003
                                                                                                         (in thousands)

$250 million multi-currency revolving credit agreement expiring May 2006,
Japanese yen 12.6 billion at 0.56%                                                                  $ 122,463     $ 116,659

$125 million multi-currency revolving credit agreement expiring May 2005                                    -             -

Prudential Private Placement Notes, Swiss franc denominated,  84.4 million at 4.56% and
82.5 million at 4.42% maturing March 2007, 80.4 million at 4.96% maturing October 2006                216,762       198,722

ABN Private Placement Note, Japanese yen 6.2 billion at 1.39% maturing December 2005                   20,285        38,646

Euro 350.0 million Eurobonds at 5.75% maturing December 2006                                          489,151       452,712

$250 million commercial paper facility rated A/2-P/2 U.S. dollar borrowings                                 -             -

Other borrowings, various currencies and rates                                                          2,625         4,599
                                                                                                      851,286       811,338
Less: Current portion (included in notes payable and current portion of long-term debt)                71,346        21,136
                                                                                                    $ 779,940     $ 790,202


      The table below reflects the contractual maturity dates of the various borrowings at December 31, 2004 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2006.

           2005       $ 71,346
           2006        731,174
           2007         48,766
           2008             --
           2009             --
2010 and beyond             --
                      $851,286

   The Company utilizes interest rate swaps to convert the variable rate Japanese yen-denominated debt under the revolving facility to fixed rate debt. In addition, swaps are used to convert the fixed rate Eurobond to variable rate financing. The Company's use of interest rate swaps is further described in " QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK" and in Note 16.

   The Company has a $375 million revolving credit agreement with participation from fifteen banks. The revolving credit agreements contain a number of covenants and financial ratios which it is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2004, the Company was in compliance with these covenants. The Company pays a facility fee of
0.125 % annually on the amount of the commitment under the $250 million five year facility ("facility B") and 0.125% annually under the $125 million 364-day facility ("facility A"). Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company's long-term credit rating from Moody's and Standard and Poors.

   The $125 million facility A may be extended, subject to certain conditions, for additional periods of 364 days, which the Company intends to extend annually. The entire $375 million revolving credit agreement has a usage fee of 0.125 % annually if utilization exceeds 50% of the total available facility.

   The Company has complementary U.S. dollar and Euro multicurrency commercial paper facilities totaling $250 million which have utilization, dealer, and annual appraisal fees which on average cost 0.11% annually. The $125 million facility A acts as back-up credit to this commercial paper facility. The total available credit under the commercial paper facilities and the facility A is $125 million There were no outstanding commercial paper obligations at December 31, 2004.

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

   At December 31, 2004, the Company had total unused lines of credit, including lines available under its short-term arrangements, of $307.0 million.

NOTE 12 - STOCKHOLDERS' EQUITY

   In December 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of common stock for the year ended December 31, 2004 on the open market, with authorization expiring at the end of the year. As a result of this program, the company repurchased 815,000 shares for a total cost of $39.4 million. Of these shares purchased, 30,000, at a cost of $1.7 million, will settle in 2005. No share repurchases were made during 2003 and 2002. In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. As of December 31, 2004, the Company held 757,000 shares of treasury stock.

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

   Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. The number of shares available for grant under the 2002 plan as of December 31, 2004 was 5,249,000 shares. Each non-employee director receives an automatic grant of NSOs to purchase 9,000 shares of common stock on the date he or she becomes a non-employee director and an additional 9,000 options on the third anniversary of the date of the non-employee director was last granted an option.

   The following is a summary of the status of the Plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates:


                          Outstanding              Exercisable
                      ---------------------   ----------------------

                                   Weighted                 Weighted    Available
                                    Average                 Average        for
                                   Exercise                Exercise       Grant
                       Shares       Price       Shares       Price       Shares

December 31, 2001     6,733,243      20.97    3,732,179     $ 16.76     1,704,210
Authorized (Lapsed)          -                                          7,023,106
Granted               1,574,550      36.91                             (1,574,550)
Exercised              (515,565)     17.33                                      -
Expired/Canceled       (100,639)     19.08                                100,639

December 31, 2002     7,691,589      24.50    4,649,889       18.99     7,253,405
Authorized (Lapsed)          -                                            177,882
Granted               1,434,300      43.84                             (1,434,300)
Exercised              (829,155)     19.30                                      -
Expired/Canceled       (119,277)     29.38                                119,277

December 31, 2003     8,177,457      28.35    5,225,300       22.22     6,116,264
Authorized (Lapsed)          -                                              8,100
Granted               1,127,799      53.61                             (1,127,799)
Exercised            (2,117,484)     21.03                                      -
Expired/Canceled       (252,817)     26.57                                252,817

December 31, 2004     6,934,955    $ 34.76    4,498,889     $ 27.99     5,249,382


      The following table summarizes information about stock options outstanding under the Plans at December 31, 2004:

                            Options Outstanding             Options Exercisable
                      ---------------------------------   ------------------------

                                   Weighted
                       Number       Average                Number
                      Outstanding  Remaining   Weighted   Exercisable   Weighted
                         at       Contractual  Average        at         Average
                     December 31     Life      Exercise    December 31  Exercise
Exercise Price Range    2004      (in years)   Price        2004         Price
 $10.01 - $15.00         74,100         1.5     $ 13.89       74,100       $ 13.89
  15.01 -  20.00      1,279,604         4.2       16.37    1,279,604         16.37
  20.01 -  25.00        798,750         5.8       24.63      798,750         24.63
  25.01 -  30.00         29,920         6.0       28.39       29,920         28.39
  30.01 -  35.00        928,662         6.7       31.17      928,662         31.17
  35.01 -  40.00      1,393,155         7.8       36.93      952,361         36.97
  40.01 -  45.00      1,385,765         8.9       44.20      429,191         44.26
  45.01 -  50.00         58,700         9.0       48.48        6,301         46.99
  50.01 -  55.00        986,299         9.9       54.80           -              -

                      6,934,955         7.2     $ 34.76    4,498,889       $ 27.99

   The Company uses the Black-Scholes option pricing model to value option awards. The per share weighted average fair value of stock options and the weighted average assumptions used to determine these values are as follows:

                                        Year Ended December 31,
                                   2004         2003           2002
Per share fair value          $   13.46     $   14.85     $   12.69
Expected dividend yield            0.44%         0.48%         0.50%
Risk-free interest rate            3.56%         3.36%         3.35%
Expected volatility                  20%           31%           34%
Expected life (years)              5.50          5.50          5.50


   The Black-Scholes option pricing model was developed for tradable options with short exercise periods and is therefore not necessarily an accurate measure of the fair value of compensatory stock options.

   The rollforward of the common shares and the treasury shares outstanding is as follows:


                                          Common       Treasury     Outstanding
                                          Shares        Shares         Shares
                                                     (in thousands)
Balance at December 31, 2001              81,389        (3,509)        77,880
Exercise of stock options                     --           519            519
Fractional share payouts                      (1)           --             (1)

Balance at December 31, 2002              81,388        (2,990)        78,398
Exercise of stock options                     --           853            853

Balance at December 31, 2003              81,388        (2,137)        79,251
Exercise of stock options                     --         2,165          2,165
Repurchase of common stock at cost            --          (785)          (785)

Balance at December 31, 2004              81,388          (757)        80,631

NOTE 13 - INCOME TAXES

   The components of income before income taxes from continuing operations are as follows:

                                      Year Ended December 31,

                               2004            2003            2002
                                        (in thousands)
United States ("U.S.")       $111,779       $113,994       $116,160
Foreign                       162,376        137,202         97,930
                             $274,155       $251,196       $214,090

     The components of the provision for income taxes from continuing operations are as follows:

                               Year Ended December 31,

                          2004          2003           2002
                                     (in thousands)
Current:
     U.S. federal       $20,706       $28,693       $ 47,627
     U.S. state             197         1,941          2,520
     Foreign             35,908        18,298         28,737
     Total               56,811        48,932         78,884

Deferred:
     U.S. federal         2,556        12,077         (7,586)
     U.S. state             479         2,466           (908)
     Foreign              4,023        17,868             59
     Total                7,058        32,411         (8,435)

                        $63,869       $81,343       $ 70,449

      The reconcilation of the U.S. federal statutory tax rate to the effective rate is as follows:

                                                                     Year Ended December 31,

                                                                  2004       2003        2002

Statutory federal income tax rate                                35.0 %     35.0 %      35.0 %
Effect of:
    State income taxes, net of federal benefit                    0.2        1.1         0.5
    Federal benefit of R&D credits                               (1.5)      (0.2)       (0.2)
    Foreign earnings at lower rates than US federal              (6.3)      (5.0)       (3.1)
    Net benefit for audit resolutions                            (2.0)        --          --
    Federal benefit of extraterritorial income exclusion         (0.9)      (0.9)       (1.1)
    Federal tax on unremitted earnings of certain
      foreign subsidiaries                                        1.0        2.5          --
    Other                                                        (2.2)      (0.1)        1.8

Effective income tax rate on continuing operations               23.3 %     32.4 %       32.9 %


      The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                           December 31, 2004        December 31, 2003

                                                        Current     Noncurrent    Current    Noncurrent
                                                         Asset         Asset       Asset        Asset
                                                      (Liability)   (Liability)  (Liability) (Liability)
                                                                        (in thousands)
Employee benefit accruals                               $  2,722    $ 10,230    $  2,225    $  9,053
Product warranty accruals                                    860          --       1,155          --
Insurance premium accruals                                 6,016          --       6,077          --
Commission and bonus accrual                              (1,361)         --       1,526          --
Sales and marketing accrual                                1,819          --       1,474          --
Restructuring and other cost accruals                        636         738       2,947       2,824
Differences in financial reporting and tax basis for:
     Inventory                                             6,161          --       8,467          --
     Property, plant and equipment                            --     (35,872)         --     (34,793)
     Identifiable intangible assets                           --     (67,925)         --     (59,578)
Unrealized losses (gains) included in other
  comprehensive income                                     9,163      62,795          --      45,305
Miscellaneous Accruals                                    10,070          --      10,519          --
Other                                                      2,401      10,426       3,884       8,455
Taxes on unremitted earnings of foreign subsidiaries          --     (18,379)         --     (15,620)
Discontinued Operations                                       25         (34)      1,883       4,293
Tax loss carryforwards in foreign jurisdictions               --      22,807          --       9,649
Valuation allowance for tax loss carryforwards                --     (22,807)         --      (9,649)
                                                        $ 38,512    $(38,021)   $ 40,157    $(40,061)

      Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

                                                 December 31,
                                               2004        2003
                                                (in thousands)
Prepaid expenses and other current assets   $ 40,369    $ 41,427
Income taxes payable                          (1,857)     (1,270)
Other noncurrent assets                       20,175      26,800
Deferred income taxes                        (58,196)    (66,861)

   The Company's effective tax rate for 2004 was 23.3%. During 2004, the Company recorded a tax benefit of $19.5 million primarily from the reversal of previously accrued taxes from the settlement of prior years' domestic and foreign tax audits, refunds of additional R&D credits and other adjustments. The impact of this benefit on the effective tax rate for 2004 was 7.1%.

   The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals  related  to the  estimated  outcome  of  these  examinations  are recorded in accordance with Statement of Financial Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). The reversal of the accruals is recorded when examinations are completed, statutes of limitation close or tax laws change. A net benefit of $5.5 million was recorded from the release of previously accrued taxes related to domestic and foreign examinations that were concluded in 2004, less current year tax accruals for existing examination risks.

   Certain foreign subsidiaries of the Company have tax loss carryforwards of $73.0 million at December 31, 2004, of which $14.3 million expire through 2011 and $58.7 million may be carried forward indefinitely. The tax benefit of these tax loss carryforwards has been fully offset by a valuation allowance at December 31, 2004, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2004 and 2003 was $22.8 million and $9.6 million, respectively.

   The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $409 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

   On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company did not elect the benefit of this provision in 2004. The Company has not determined whether, and to what extent, an election will be made in 2005.

   The pretax income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 was $72.8 million, $7.3 million and $6.9 million, respectively. The income tax expense related to discontinued operations for the years ended December 31, 2004, 2003 and 2002 was $29.9 million, $3.0 million and $2.6 million, respectively.

NOTE 14 - BENEFIT PLANS

   Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $11.7 million in 2004, $13.5 million in 2003 and $11.5 million in 2002.

Defined Contribution Plans
   The DENTSPLY Employee Stock Ownership Plan ("ESOP") is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP were $0.4 million for 2004, $2.2 million for 2003 and $2.2 million for 2002. The Company makes annual contributions to the ESOP of not less than the amounts required to service ESOP debt. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $0.6 million through 2003. Dividends received by the ESOP on allocated shares are either reinvested in participants' accounts or passed through to Plan participants, at the participant's election. Most ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares were released from collateral and allocated to active employees based on the proportion of debt service paid in the year. At December 31, 2004, the ESOP held 5.8 million shares, all of which were allocated to plan participants as the ESOP debt was fully repaid in 2004. Unallocated shares were acquired prior to December 31, 1992 and are accounted for in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

   The ESOP loan was extinguished on March 31, 2004. All future allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 6% of pensionable earnings. The share allocation will be accounted at fair value at the point of allocation, each year-end, in accordance with SOP 93-6. The 2005 estimated annual expense, net of forfeitures, is estimated to be approximately $4.5 million based on the current share price of $54.00.

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

   The Company maintains defined benefit pension plans for its employees in Germany, Japan, The Netherlands, and Switzerland. These plans provide benefits based upon age, years of service and remuneration.
Substantially all of the German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the United States are covered by government health plans.

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

   Reconciliations of changes in the above plans' benefit obligations, fair value of assets, and statement of funded status are as follows:


                                                                                Other Postretirement
                                                           Pension Benefits            Benefits
                                                       ------------------------ ---------------------
                                                            December 31,           December 31,
                                                        2004         2003        2004        2003
                                                                      (in thousands)
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year              $ 122,567    $ 103,711    $ 12,200    $ 10,735
    Service cost                                         4,790        4,137         130         235
    Interest cost                                        5,927        5,358         685         726
    Participant contributions                            1,583        1,185         705         570
    Actuarial (gains) losses                            11,688       (3,561)         61       1,165
    Amendments                                             238          343          --          --
    Divestitures                                          (924)          --          --          --
    Effects of exchange rate changes                    10,938       15,248          --          --
    Benefits paid                                       (5,376)      (3,854)     (2,170)     (1,231)

Benefit obligation at end of year                    $ 151,431    $ 122,567    $ 11,611    $ 12,200

Reconciliation of Plan Assets
    Fair value of plan assets at beginning of year   $  60,108    $  51,238    $     --    $     --
    Actual return on assets                              2,439          520          --          --
    Effects of exchange rate changes                     5,090        5,584          --          --
    Employer contributions                               7,149        5,435       1,465         661
    Participant contributions                            1,583        1,185         705         570
    Benefits paid                                       (5,376)      (3,854)     (2,170)     (1,231)

Fair value of plan assets at end of year             $  70,993    $  60,108    $     --    $     --


Reconciliation of Funded Status
    Actuarial present value of projected
      benefit obligations                            $ 151,431    $ 122,567    $ 11,611    $ 12,200
    Plan assets at fair value                           70,993       60,108          --          --

    Funded status                                      (80,438)     (62,459)    (11,611)    (12,200)
    Unrecognized transition obligation                   1,336        1,495          --          --
    Unrecognized prior service cost                        865          795      (1,756)     (2,254)
    Unrecognized net actuarial loss (gain)              20,371        6,043       3,736       3,743

Net amount recognized                                $ (57,866)   $ (54,126)   $ (9,631)   $(10,711)


      The amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

                                                            Other Postretirement
                                     Pension Benefits            Benefits
                                   -------------------     -------------------
                                        December 31,              December 31,
                                    2004          2003         2004          2003
                                             (in thousands)
Other noncurrent assets          $ 14,269      $ 11,905      $    --      $     --
Other noncurrent liabilities      (77,076)      (67,854)      (9,631)      (10,711)
Accumulated other
  comprehensive loss                4,941         1,823           --            --

Net amount recognized            $(57,866)     $(54,126)     $(9,631)     $(10,711)


                                   December 31,
                                 2004       2003
                                  (in thousands)
Accumulated benefit obligation  $ 141,077  $ 116,865
Increase in other
  comprehensive loss                3,118         61

     Information for pension plans with an accumulated benefit obligation in excess of plan assets

                                       December 31,
                                     2004       2003
                                      (in thousands)
Projected benefit obligation       $99,910     $79,531
Accumulated benefit obligation      89,566      81,172
Fair value of plan assets           18,885      14,243


      Components of the net periodic benefit cost for the plans are as follows:

                                                                             Other Postretirement
                                               Pension Benefits                     Benefits
                                      -----------------------------      -----------------------------
                                     2004         2003         2002        2004       2003       2002
                                                       (in thousands)
Service cost                       $ 4,823      $ 4,137      $ 3,428      $ 130      $ 235      $  419
Interest cost                        5,936        5,358        4,464        685        726         833
Expected return on plan assets      (3,474)      (3,018)      (2,706)        --         --          --
Net amortization and deferral          549          576          445       (430)      (265)         27

Net periodic benefit cost          $ 7,834      $ 7,053      $ 5,631      $ 385      $ 696      $1,279

      The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:
                                                                       Other Postretirement
                                         Pension Benefits                    Benefits
                                   -----------------------------   -----------------------------
                                    2004      2003       2002       2004       2003      2002
Discount rate                         4.3%      5.0%       5.1%       6.0%      6.0%       6.8%
Rate of compensation increase         2.1%      3.0%       3.0%       n/a       n/a        n/a
Initial health care cost trend         n/a       n/a        n/a       9.5%      9.5%      10.0%
Ultimate health care cost trend        n/a       n/a        n/a       5.0%      5.0%       5.0%
Years until ultimate trend is reached  n/a       n/a        n/a       8.0       9.0       10.0



      The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:
                                                                                    Other Postretirement
                                               Pension Benefits                           Benefits
                                        -----------------------------         -----------------------------
                                         2004          2003       2002          2004      2003       2002
Discount rate                            5.0%          5.1%         5.4%         6.0%         6.8%        7.3%
Expected return on plan assets           5.6%          5.5%         5.0%          n/a          n/a         n/a
Rate of compensation increase            2.0%          3.0%         2.5%          n/a          n/a         n/a
Initial health care cost trend           n/a           n/a          n/a          9.5%        10.0%        7.0%
Ultimate health care cost trend          n/a           n/a          n/a          5.0%         5.0%        7.0%
Years until ultimate trend is reached    n/a           n/a          n/a          9.0         10.0          n/a

Measurement Date                       12/31/2004   12/31/2003   12/31/2002   12/31/2004   12/31/2003   12/31/2002


      Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2004:
                                                         Other Postretirement
                                                               Benefits
                                                         -------------------
                                                        1% Increase 1% Decrease
                                                            (in thousands)
Effect on total of service and interest cost components    $ 91      $ (57)
Effect on postretirement benefit obligation                 950       (824)

Plan Assets:

      The weighted average asset allocations of the plans at December 31, 2004 and 2003 by asset category are as follows:

                                   Target         December 31,
                                   Allocation   2004       2003
Equity                              30%-65%      31%        51%
Debt                                30%-65%      57%        47%
Real estate                         0%-15%        6%         0%
Other                               0%-15%        6%         2%
                                             --------   --------
Total                                           100%       100%
                                             --------   --------

     Equity securities do not include Company stock of Dentsply International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.


Cash Flows:
      The Company expects to contribute $0.1 million to its U.S. defined benefit pension plans, $1.2 million to its postretirement medical plans, and $7.1 million to its other postretirement benefit plans in 2005.

Estimated Future Benefit Payments
                                                           Other Postretirement
                                       Pension Benefits        Benefits
                                       ----------------     --------------
                                                 (in thousands)
                         2005             $ 6,022              $ 1,175
                         2006               5,516                1,164
                         2007               6,233                1,141
                         2008               6,034                1,101
                         2009               6,703                1,040
                         2010-2014         40,426                4,864

NOTE 15 - RESTRUCTURING AND OTHER COSTS (INCOME) AND OTHER CHARGES

Restructuring and Other Costs (Income)

   Restructuring and other costs (income) consists of the following:

                                                            Year Ended December 31,
                                                        2004         2003         2002
                                                             (in thousands)
Restructuring and other costs                         $ 7,144      $ 4,497      $ 1,669
Reversal of restructuring charges due to
  changes in estimates                                    (20)        (797)      (3,687)
Gain on insurance settlement associated with fire          --           --         (714)
    Total restructuring and other costs (income)      $ 7,124      $ 3,700      $(2,732)


   During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.7 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.8 million and lease/contract termination costs of $0.9 million. The plans include the elimination of approximately 120 administrative and manufacturing positions primarily in Germany. These plans are expected to be complete by the first quarter of 2006. As of December 31, 2004, approximately 105 of these positions remained to be eliminated. The major components of these charges and the remaining outstanding balances at December 31, 2004 are as follows:


                                       Amounts    Balance
                          2004         Applied  December 31,
                       Provisions       2004      2004
                                  (in thousands)
Severance               $ 4,877      $  (583)     $4,294
Lease/contract
  terminations              881           --         881
Other restructuring
  costs                      --           --          --
                        $ 5,758      $  (583)     $5,175

   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. In addition, during 2004, the Company recorded charges of $1.4 million for additional severance, lease termination and other restructuring costs incurred during the period related to these plans. These restructuring plans will result in the elimination of approximately 70 administrative and manufacturing positions primarily in the United States, 18 of which remain to be eliminated as of December 31, 2004. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. These plans are expected to be complete by March 31, 2005. The major components of these charges and the remaining outstanding balances at December 31, 2004 are as follows:




                                             Amounts                   Amounts    Balance
                                 2003        Applied        2004       Applied  December 31,
                              Provisions      2003      Provisions      2004       2004
                                                   (in thousands)
Severance                      $   908      $   (49)     $   451      $(1,083)     $227
Lease/contract
  terminations                     562         (410)          13         (165)       --
Other restructuring
  costs                             27          (27)         922         (852)       70
Intangible and other asset
  impairment charges             3,000       (3,000)          --           --        --
                               $ 4,497      $(3,486)     $ 1,386      $(2,100)     $297

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

   As part of combining Austenal with the Company in 2002, $4.4 million of liabilities were established through purchase accounting for the restructuring of the acquired company's operations, primarily in the United States and Germany. Included in this liability were severance costs of $2.9 million, lease/contract termination costs of $1.4 million and other restructuring costs of $0.1 million. During 2003 and 2004, the Company reversed a total of $1.3 million, which was recorded to goodwill, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan included the elimination of approximately 75 administrative and manufacturing positions in the United States and Germany. This plan was substantially complete at March 31, 2004.

   The major components of the 2002 restructuring charges and the amounts recorded through purchase price accounting and the remaining outstanding balances at December 31, 2004 are as follows:

                                                                                         Change
                                                                                       in Estimate
                                   Amounts                                              Recorded
                                  Recorded                                               Through
                                   Through      Amounts        Change        Amounts     Purchase     Amounts    Balance
                       2002       Purchase      Applied     in Estimate     Applied     Accounting   Applied    December 31,
                     Provisions   Accounting      2002         2002           2003       2003/2004      2004      2004
                                                                (in thousands)
Severance                $  541     $ 2,927      $  (530)     $  (164)     $  (988)     $  (878)     $  (661)     $247
Lease/contract
  terminations              895       1,437         (500)         120         (665)        (373)        (411)      503
Other restructuring
  costs                      38          60          (60)         (36)          --           --           --         2
Fixed asset
  impairment charges        195          --         (195)          --           --           --           --        --
                         $1,669     $ 4,424      $(1,285)     $   (80)     $(1,653)     $(1,251)     $(1,072)     $752


   In the fourth quarter of 2001, the Company recorded a charge of $12.3 million for restructuring and other costs. The charge included costs of $6.0 million to restructure the Company's existing operations, primarily in Germany, Japan and Brazil, as a result of the integration with Degussa Dental. Included in this charge were severance costs of $2.1 million, lease/contract termination costs of $1.1 million and other restructuring costs of $0.2 million. In addition, the Company recorded $2.6 million of impairment charges on fixed assets that were disposed of as a result of the restructuring plan. The remaining charge of $6.3 million involves impairment charges on intangible assets. During 2002 and 2003 the Company reversed a net total of $1.0 million and $0.8 million, respectively, as a change in estimate as it determined the costs to complete the plan were lower than originally estimated. This restructuring plan resulted in the elimination of approximately 160 administrative and manufacturing positions in Germany, Japan and Brazil. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. This plan was complete at December 31, 2003.

   In the first quarter of 2001, the Company recorded a charge of $5.5 million related to reorganizing certain functions within Europe, Brazil and North America. The primary objectives of this reorganization were to consolidate duplicative functions and to improve efficiencies within these regions. Included in this charge were severance costs of $3.1 million, lease/contract termination costs of $0.6 million and other restructuring costs of $0.8 million. In addition, the Company recorded $1.0 million of impairment charges on fixed assets that will be disposed of as a result of the restructuring plan. This restructuring plan resulted in the elimination of approximately 310 administrative and manufacturing positions in Brazil and Germany. As part of these reorganization activities, some of these positions were replaced with lower-cost outsourced services. During the first quarter of 2002, this plan was completed and the remaining accrual balances of $1.9 million were reversed as a change in estimate.

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

   During the fourth quarter 2003, the Company made the decision to discontinue the operations of its dental needle business. The business consists of one manufacturing location which ceased operations on March 31, 2004. As a result of this decision, the Company recorded a charge in the fourth quarter of 2003 of $1.6 million as a reduction in income from discontinued operations. Included in this charge were severance costs of $0.4 million, fixed asset impairment charges of $0.5 million, $0.4 million of impairment charges related to goodwill and other restructuring costs of $0.3 million. In addition, during the year ended December 31, 2004, the Company recorded charges of $0.5 million for additional severance, other restructuring costs and fixed asset impairment charges incurred during the period related to this closing. This plan resulted in the elimination of approximately 55 administrative and manufacturing positions in the United States. This plan was substantially complete at March 31, 2004. The major components of these charges are as follows:



                                                      Amounts                Amounts    Balance
                                          2003        Applied     2004       Applied   December 31,
                                        Provisions     2003     Provisions     2004      2004
                                                               (in thousands)
Severance                               $   405      $    --      $  72      $(477)       $--
Other restructuring costs                   300         (300)       133       (133)        --
Fixed asset impairment charges              520         (520)       265       (265)        --
Goodwill impairment charges                 360         (360)        --         --         --
                                        $ 1,585      $(1,180)     $ 470      $(875)       $--


Other Charges

   In the first and second quarters of 2003, the Company recorded charges and reserve reversals which represented corrections of errors from prior periods ("Charge and Reserve Errors"). Had the Charge and Reserve Errors been recorded in the proper periods, reported net income from continuing operations would have higher by $1.3 million in 2003, lower by $3.4 million in 2002, higher by $1.2 million in 2001 and higher by $0.8 million in 2000.

   The Company performed an analysis of the Charge and Reserve Errors on both a qualitative and quantitative basis and concluded that the errors were not material to the results of operations and financial position of the Company for the years ended December 31, 2000, 2001, 2002 and 2003. Accordingly, prior period financial statements were not restated. (see
Note 19 of the Consolidated Financial Statements included in the Company's Form 10-K for the period ended December 31, 2003).

NOTE 16 - FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

   The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $859.9 million versus its carrying value of $851.3 million as of December 31, 2004. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc and Japanese yen denominated notes with estimated fair values that differ from their carrying values. At December 31, 2004, the fair value of these instruments was $245.7 million versus their carrying values of $237.0 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2004 versus the rates at issuance of the notes.

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

   Certain of the Company's inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses debt denominated in the applicable foreign currency as a means of hedging a portion of this risk.

   With the Company's significant level of long-term debt, changes in the interest rate environment can have a major impact on the Company's earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

   The manufacturing of some of the Company's products requires the use of commodities which are subject to market fluctuations. In order to limit the unanticipated earnings changes from such market fluctuations, the Company selectively enters into commodity price swaps for certain materials used in the production of its products. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreement to effectively hedge commodity risks.

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2004, the Company has two groups of significant variable rate to fixed rate interest  rate  swaps.  One of the  groups  of swaps  was  entered  into in
January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap at a fixed rate of 4.2% for a term of seven years starting in March 2005.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At December 31, 2004, the Company had swaps in place to purchase 1,800 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $846.50 per troy ounce. The Company generally hedges up to 80% of its projected annual platinum needs related to these products.

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases which are denominated in non-local currencies. The forward contracts that are used in these programs mature in twelve months or less. The Company generally hedges up to 80% of its anticipated purchases from the supplying locations.

   As of December 31, 2004, $0.2 million of deferred net gains on derivative instruments recorded in "Accumulated other comprehensive gain
(loss)" are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

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

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement with no net impact to the income statement. As of December 31, 2004 and 2003, the accumulated fair value of the interest rate swap was $14.7 million and $14.1 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2004 and 2003.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, completely offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis.
Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continues to be marked-to-market. As of December 31, 2004 and 2003, the accumulated fair value of the cross-currency element of the integrated transaction was $33.0 million and $56.6 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets.

   No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of LIBOR plus 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in accumulated other comprehensive income.


Hedges of Net Investments in Foreign Operations

   The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

   At December 31, 2004 and 2003, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At December 31, 2004 and 2003, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these debt hedges, were $179.4 million and $109.5 million, respectively, which was included in Accumulated Other Comprehensive income.


Other

   As of December 31, 2004, the Company had recorded assets representing the fair value of derivative instruments of $15.3 million in "Prepaid expenses and other current assets" and $32.7 million in "Other noncurrent assets" on the balance sheet and liabilities representing the fair value of derivative instruments of $3.6 million in "Accrued liabilities" and $8.4 million in "Other noncurrent liabilities".

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases
   The Company leases automobiles and machinery and equipment and certain office, warehouse, and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property.
Total rental expense for all operating leases was $22.0 million for 2004, $20.7 million for 2003, and $17.4 million for 2002.

   Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

2005                                       $ 18,725
2006                                         12,645
2007                                          6,788
2008                                          4,373
2009                                          3,051
2010 and thereafter                           5,207
                                           $ 50,789


Litigation


   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999 the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S., which affects less than 2.5% of the Company's sales. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome. The Company is currently evaluating its legal options as well as its marketing and sales strategies in light of the current court ruling.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to dentists licensed to practice in California during the relevant period. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. This case was settled in the first quarter of 2005, which was within the range of loss for which the Company had previously recorded accruals, and DENTSPLY obtained a paid up license under the 3M patent.


Other

   The Company has no material non-cancelable purchase commitments.

   The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined in the agreements), the Company's liability would be approximately $12.7 million at December 31, 2004.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dentsply International Inc.
Quarterly Financial Information (Unaudited)



                                                        First           Second            Third            Fourth           Total
                                                      Quarter           Quarter          Quarter           Quarter           Year
                                                                (in thousands, except per share amounts)
2004

Net sales from continuing operations            $     414,359     $     424,408      $     389,965     $     465,500    $ 1,694,232
Gross profit from continuing operations               203,892           212,056            198,516           232,054        846,518
Operating income from continuing operations            70,106            77,565             68,111            79,348        295,130
Net income from continuing operations                  45,768            49,222             46,343            68,953        210,286
Net income from discontinued operations                43,064              (179)               340              (346)        42,879
Net income                                      $      88,832     $      49,043      $      46,683     $      68,607    $   253,165

Earnings per common share - basic
  Continuing operations                         $        0.57     $        0.61      $        0.58     $        0.85    $      2.61
  Discontinued operations                                0.54                --                 --                --           0.54
Total earnings per common share                 $        1.11     $        0.61      $        0.58     $        0.85    $      3.15

Earnings per common share - diluted
  Continuing operations                         $        0.56     $        0.60      $        0.57     $        0.83    $      2.56
  Discontinued operations                                0.53                --                 --                --           0.53
Total earnings per common share                 $        1.09     $        0.60      $        0.57     $        0.83    $      3.09

Cash dividends declared per common share        $      0.0525     $      0.0525      $      0.0525     $      0.0600    $    0.2175

2003

Net sales from continuing operations            $     370,511     $     393,693      $     374,738     $     429,052    $ 1,567,994
Gross profit from continuing operations               182,091           197,349            183,081           208,012        770,533
Operating income from continuing operations            60,524            69,840             63,781            73,838        267,983
Net income from continuing operations                  37,439            43,450             40,287            48,677        169,853
Net income from discontinued operations                   828               768              1,027             1,707          4,330
Net income                                      $      38,267     $      44,218      $      41,314     $      50,384    $   174,183

Earnings per common share - basic
  Continuing operations                         $        0.48     $        0.55      $        0.51     $        0.62    $      2.16
  Discontinued operations                                0.01              0.01               0.01              0.02           0.05
Total earnings per common share                 $        0.49     $        0.56      $        0.52     $        0.64    $      2.21

Earnings per common share - diluted
  Continuing operations                                  0.47     $        0.54      $        0.50     $        0.60    $      2.11
  Discontinued operations                                0.01              0.01               0.01              0.02           0.05
Total earnings per common share                 $        0.48     $        0.55      $        0.51     $        0.62    $      2.16

Cash dividends declared per common share        $      0.0460     $      0.0460      $      0.0525     $      0.0525    $    0.1970



Sales excluding precious metal content were $358.6 million, $373.2 million, $345.2 million and $404.9 million, respectively, for the first, second, third and fourth quarters of 2004. Sales excluding precious metal content were $316.6 million, $347.7 million, $328.4 million and $371.6 million, respectively, for the first, second, third and fourth quarters of 2003. This measurement could be considered a non-GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Supplemental Stock Information

   The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:



                                           Market Range of Common Stock            Period-end            Cash
                                                                                    Closing             Dividend
                                            High                  Low                Price              Declared
          2004
First Quarter                            $ 45.44               $ 41.75             $ 44.33             $0.05250
Second Quarter                             52.26                 44.09               52.10              0.05250
Third Quarter                              52.91                 46.30               51.94              0.05250
Fourth Quarter                             56.84                 50.02               56.20              0.06000

          2003
First Quarter                            $ 37.95               $ 32.10             $ 34.79             $0.04600
Second Quarter                             41.10                 32.35               40.96              0.04600
Third Quarter                              47.05                 40.41               44.84              0.05250
Fourth Quarter                             47.40                 41.85               45.17              0.05250

          2002
First Quarter                            $ 37.93               $ 31.60             $ 37.06             $0.04600
Second Quarter                             40.95                 35.25               36.91              0.04600
Third Quarter                              43.50                 31.25               40.17              0.04600
Fourth Quarter                             43.10                 31.89               37.20              0.04600



     The Company estimates, based on information supplied by its transfer agent, that there are approximately 28,997 holders of common stock, including 491 holders of record.

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


/s/ John C. Miles II                                         March 16, 2005
-------------------------                                 --------------------
John C. Miles II                                                  Date
Chairman of the Board and a Director


/s/ Gerald K. Kunkle, Jr.                                    March 16, 2005
----------------------------                              --------------------
Gerald K. Kunkle, Jr.                                             Date
Vice Chairman of the Board and
Chief Executive Officer and a Director
(Principal Executive Officer)

/s/ William R. Jellison                                      March 16, 2005
-------------------------                                 --------------------
William R.Jellison                                                 Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Dr. Michael C. Alfano                                    March 16, 2005
-------------------------                                 --------------------
Dr. Michael C. Alfano                                              Date
Director


/s/ Eric K. Brandt                                           March 16, 2005
-------------------------                                 --------------------
Eric K. Brandt                                                     Date
Director


/s/ Paula H. Cholmondeley                                    March 16, 2005
-------------------------                                 --------------------
Paula H. Cholmondeley                                              Date
Director

/s/ Michael J. Coleman                                       March 16, 2005
-------------------------                                 --------------------
Michael J. Coleman                                                 Date
Director


/s/ William F. Hecht                                         March 16, 2005
-------------------------                                 --------------------
William F. Hecht                                                   Date
Director


/s/ Leslie A. Jones                                          March 16, 2005
-------------------------                                 --------------------
Leslie A. Jones                                                    Date
Director


/ /s/Edgar H. Schollmaier                                    March 16, 2005
-------------------------                                 --------------------
Edgar H. Schollmaier                                               Date
Director


/s/ W. Keith Smith                                           March 16, 2005
-------------------------                                 --------------------
W. Keith Smith                                                     Date
Director