Form 10-Q
period 2005-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2005-05-10
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

                        Commission File Number 0-16211

                          DENTSPLY International Inc.
     _____________________________________________________________________
            (Exact name of registrant as specified in its charter)

                       Delaware                    39-1434669
     _____________________________________________________________________
               (State or other jurisdiction of  (I.R.S. Employer
                incorporation or organization)  Identification No.)


               221 West Philadelphia Street, York, PA     17405-0872
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

                               ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2005 the Company had 80,375,285 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                       For Quarter Ended March 31, 2005

                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      21

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  29

   Item 4 - Controls and Procedures                      29


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            30

   Item 2 - Changes in Securities, Use of Proceeds and
      Issuer Purchases of Equity Securities              31

   Item 6 - Exhibits and Reports on Form 8-K             31

Signatures                                               32

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                             Three Months Ended
                                                                 March 31,

                                                             2005         2004
                                                  (in thousands, except per share amounts)

Net sales                                                $ 406,975    $ 414,359
Cost of products sold                                      198,034      210,467

Gross profit                                               208,941      203,892
Selling, general and administrative expenses               138,548      133,062
Restructuring and other costs (Note 9)                         268          724

Operating income                                            70,125       70,106

Other income and expenses:
  Interest expense                                           6,327        5,947
  Interest income                                           (2,310)        (674)
  Other (income) expense, net                               (4,242)         223

Income before income taxes                                  70,350       64,610
Provision for income taxes                                  21,301       18,842

Income from continuing operations                           49,049       45,768

Income from discontinued operations,
  (Including gain on sale in the three months ended
   March 31, 2004 of $43,031) (Note 6)                        --         43,064

Net income                                               $  49,049    $  88,832

Earnings per common share - basic (Note 3)
  Continuing operations                                  $    0.61    $    0.57
  Discontinued operations                                     --           0.54
Total earnings per common share - basic                  $    0.61    $    1.11

Earnings per common share - diluted (Note 3)
  Continuing operations                                  $    0.60    $    0.56
  Discontinued operations                                     --           0.53
Total earnings per common share  - diluted               $    0.60    $    1.09


Cash dividends declared per common share                 $ 0.06000    $ 0.05250


Weighted average common shares outstanding (Note 3):
     Basic                                                  80,703       79,922
     Diluted                                                82,289       81,501

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

                                                                                     March 31,    December 31,
                                                                                       2005          2004
                                                                                          (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                $   436,702    $   506,369
        Accounts and notes receivable-trade, net                                     251,259        238,873
        Inventories, net (Notes 1 and 7)                                             224,091        213,709
        Prepaid expenses and other current assets                                    113,640         97,458

           Total Current Assets                                                    1,025,692      1,056,409

     Property, plant and equipment, net                                              396,790        407,527
     Identifiable intangible assets, net                                             246,202        258,084
     Goodwill, net                                                                   977,496        996,262
     Other noncurrent assets                                                          50,237         79,863

Total Assets                                                                     $ 2,696,417    $ 2,798,145

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                         $   105,005    $    91,576
        Accrued liabilities                                                          153,129        179,765
        Income taxes payable                                                          65,546         60,387
        Notes payable and current portion
           of long-term debt                                                          69,738         72,879

           Total Current Liabilities                                                 393,418        404,607

     Long-term debt                                                                  700,900        779,940
     Deferred income taxes                                                            56,338         58,196
     Other noncurrent liabilities                                                    111,356        110,829
           Total Liabilities                                                       1,262,012      1,353,572

     Minority interests in consolidated subsidiaries                                     587            600

     Commitments and contingencies (Note 11)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                           --             --
        Common stock, $.01 par value; 200 million shares authorized;
            81.4 million shares issued at March 31, 2005 and December 31, 2004           814            814
        Capital in excess of par value                                               184,403        189,277
        Retained earnings                                                          1,170,479      1,126,262
        Accumulated other comprehensive income (Note 2)                              122,280        164,100
        Treasury stock, at cost, 0.8 million shares at March 31, 2005
           and December 31, 2004                                                     (44,158)       (36,480)

           Total Stockholders' Equity                                              1,433,818      1,443,973

Total Liabilities and Stockholders' Equity                                       $ 2,696,417    $ 2,798,145

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      Three Months Ended
                                                                           March 31,

                                                                       2005         2004
                                                                         (in thousands)
Cash flows from operating activities:

Income from continuing operations                                  $  49,049    $  45,768

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                        11,100       10,883
  Amortization                                                         2,332        2,140
  Restructuring and other costs                                          268          724
  Cash flows from discontinued operating activities                     --         (2,665)
  Other, net                                                         (37,781)      (9,509)

Net cash provided by operating activities                             24,968       47,341

Cash flows from investing activities:

Capital expenditures                                                  (8,548)     (11,162)
Acquisitions of businesses, net of cash acquired                      (5,854)     (16,000)
Expenditures for identifiable intangible assets                          (96)        --
Proceeds from sale of Gendex                                            --        102,500
Cash flows used in discontinued operations' investing activities        --           (357)
Other, net                                                             2,896       (1,599)

Net cash (used in) provided by investing activities                  (11,602)      73,382

Cash flows from financing activities:

Payments on long-term borrowings                                     (47,370)        (574)
Net change in short-term borrowings                                    1,717          305
Cash paid for treasury stock                                         (31,109)     (11,944)
Cash dividends paid                                                   (4,839)      (4,159)
Proceeds from exercise of stock options                               12,920       21,915
Other, net                                                             3,416         --

Net cash (used in) provided by financing activities                  (65,265)       5,543

Effect of exchange rate changes on cash and cash equivalents         (17,768)      (2,311)

Net (decrease) increase in cash and cash equivalents                 (69,667)     123,955

Cash and cash equivalents at beginning of period                     506,369      163,755

Cash and cash equivalents at end of period                         $ 436,702    $ 287,710

See accompanying notes to unaudited interim consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                March 31, 2005


   The accompanying unaudited interim consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods. These interim financial statements conform to the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures included in the Company's most recent Form 10-K filed March 16, 2005 are updated where appropriate.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At March 31, 2005, the cost of $12.0 million or 5% and at December 31, 2004, the cost of $10.8 million or 5% of inventories were determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $1.7 million at March 31, 2005 and by $1.4 million at December 31, 2004.

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

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that an annual impairment approach be applied to goodwill and indefinite-lived intangible assets. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $18.8 million during the three months ended March 31, 2005 to $977.5 million, which was due primarily to the effects of foreign currency translation.

   The Company performs the required impairment tests annually in the second quarter. This impairment assessment includes an evaluation of approximately 20 reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.

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

                                                      Three Months Ended
                                                          March 31,
                                                      2005        2004
                                                   (in thousands, except
                                                    per share amounts)

Net income, as reported                            $ 49,049     $ 88,832
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                         (2,773)      (3,251)
Pro forma net income                               $ 46,276     $ 85,581

Basic earnings per common share
  As reported                                      $   0.61     $   1.11
  Pro forma under fair value based method          $   0.57     $   1.07

Diluted earnings per common share
  As reported                                      $   0.60     $   1.09
  Pro forma under fair value based method          $   0.56     $   1.05


NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:


                                                           Three Months Ended
                                                               March 31,
                                                           2005       2004
                                                            (in thousands)
Net income                                              $ 49,049    $ 88,832
Other comprehensive income:
     Foreign currency translation adjustments            (47,900)    (10,981)
     Unrealized gain on available-for-sale securities         14          23
     Net gain (loss) on derivative financial
       instruments                                         6,066      (2,942)
Total comprehensive income                              $  7,229    $ 74,932



   During the quarters ended March 31, 2005 and 2004, foreign currency translation adjustments included translation losses of $58.8 million and $14.9 million, respectively, offset by gains of $10.9 million and $3.9 million, respectively, on the Company's loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:


                                                    March 31,    December 31,
                                                      2005          2004
                                                       (in thousands)
Foreign currency translation adjustments           $ 131,516    $ 179,416
Net loss on derivative financial
  instruments                                         (6,573)     (12,639)
Unrealized gain on available-for-sale securities         356          342
Minimum pension liability                             (3,019)      (3,019)
                                                   $ 122,280    $ 164,100


   The cumulative foreign currency translation adjustments included translation gains of $239.1 million and $297.9 million as of March 31, 2005 and December 31, 2004, respectively, offset by losses of $107.6 million and $118.5 million, respectively, on loans designated as hedges of net investments.


NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                          Three Months Ended
                                                              March 31,
                                                           2005      2004
                                                       (in thousands, except
                                                         per share amounts)
Basic Earnings Per Common Share Computation

Income from continuing operations                        $49,049   $45,768
Income from discontinued operations                         --      43,064
Net income                                               $49,049   $88,832

Common shares outstanding                                 80,703    79,922

Earnings per common share from continuing operations     $  0.61   $  0.57
Earnings per common share from discontinued operations      --        0.54
Total earnings per common share - basic                  $  0.61   $  1.11

Diluted Earnings Per Common Share Computation

Income from continuing operations                        $49,049   $45,768
Income from discontinued operations                         --      43,064
Net income                                               $49,049   $88,832

Common shares outstanding                                 80,703    79,922
Incremental shares from assumed exercise
    of dilutive options                                    1,586     1,579
Total shares                                              82,289    81,501

Earnings per common share from continuing operations     $  0.60   $  0.56
Earnings per common share from discontinued operations      --        0.53
Total earnings per common share - diluted                $  0.60   $  1.09

   Options to purchase 1.4 million shares of common stock that were outstanding during the quarter ended March 31, 2004 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


NOTE 4 - BUSINESS ACQUISITIONS


      Effective January 2005, the Company acquired all the outstanding capital stock of GAC SA from the Gebroulaz Foundation for consideration of approximately 5.0 million Euro (approximately $6.7 million). The purchase agreement provides for an additional earn-out payment based upon the operating performance of the business during the three-year period ending December 31, 2007. If these financial operating targets are met, this earn-out would be between 4% and 8% of the cumulative sales for the three years ended December 31, 2007. GAC SA was primarily a distributor of orthodontic products with subsidiaries in Switzerland, France, Germany and Norway. The results of operations of GAC SA are included in the accompanying financial statements since the effective date of the transaction. The purchase price has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The Company purchased GAC SA primarily to further strengthen its orthodontic business through the acquired company's presence in the orthodontic market in Europe.


NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended March 31, 2005 and 2004.

   The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company's four reportable segments is provided below.

   In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. The segment information below reflects this revised structure for all periods shown.

   A description of the activities provided within each of the Company's four reportable segments follows:

U.S. Consumable Business/Canada

   This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment, chairside consumable products and dental anesthetics in the U.S. and the sales and distribution of all such Company products in Canada.


Dental Consumables - Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   This business group includes responsibility for the design and manufacture of dental laboratory products in Germany and the Netherlands and the sales and distribution of these products in Europe, Eastern Europe, Middle East, Africa and the CIS. In addition, the group has responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products and certain specialty products in Europe, Middle East, Africa and the CIS.

Australia/Latin America/Endodontics/Non-dental

   This business group includes responsibility for the design, manufacture, and/or sales and distribution of dental anesthetics, chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of all Company dental products sold in Australia and Latin America. This business group also includes the responsibility for the design and manufacturing for endodontic products in the U.S., Switzerland and Germany and is responsible for sales and distribution of all Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany. This business group is also responsible for the Company's non-dental business.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   This business group includes the responsibility for the design, manufacture, sales and distribution for laboratory products in the U.S. and the sales and distribution of U.S. manufactured laboratory products in certain international markets; the design, manufacture, world-wide sales and distribution of the Company's dental implant and bone generation products; and the world-wide sales and distribution of the Company's orthodontic products. The business is responsible for sales and distribution of all Company products throughout Asia and Japan.

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

   The following tables set forth information about the Company's operating groups for the quarters ended March 31, 2005 and 2004:


Third Party Net Sales

                                                 Three Months Ended
                                                     March 31,
                                                2005         2004
                                                  (in thousands)

U.S. Consumable Business / Canada           $  79,795    $  73,362
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                      120,399      148,987
Australia/Latin America/Endodontics/
Non-Dental                                     87,559       81,387
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                       120,148      112,131
All Other (a)                                    (926)      (1,508)
Total                                       $ 406,975    $ 414,359



(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Third Party Net Sales, excluding precious metal content

                                                 Three Months Ended
                                                     March 31,
                                                2005         2004
                                                  (in thousands)

U.S. Consumable Business / Canada           $  79,566       73,362
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       96,205      107,676
Australia/Latin America/Endodontics/
Non-Dental                                     87,167       81,080
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                       107,324       97,979
All Other (a)                                    (926)      (1,508)
Total excluding Precious Metal Content        369,336      358,589
Precious Metal Content                         37,639       55,770
Total including Precious Metal Content      $ 406,975    $ 414,359



Intersegment Net Sales

                                                 Three Months Ended
                                                     March 31,
                                                2005         2004
                                                  (in thousands)

U.S. Consumable Business / Canada           $  70,570    $  77,493
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       42,383       43,450
Australia/Latin America/Endodontics/
Non-Dental                                     16,967       13,201
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                         9,541        8,103
All Other (a)                                  42,111       41,968
Eliminations                                 (181,572)    (184,215)
Total                                       $    --      $    --




(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Segment Operating Income
                                                 Three Months Ended
                                                     March 31,
                                                2005         2004
                                                  (in thousands)

U.S. Consumable Business / Canada           $ 19,538    $ 20,640
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       9,938      19,220
Australia/Latin America/Endodontics/
Non-Dental                                    39,079      34,523
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                       17,265      13,982
All Other (a)                                (15,427)    (17,535)
Segment Operating Income                      70,393      70,830

Reconciling Items:
Restructuring and other costs                    268         724
Interest Expense                               6,327       5,947
Interest Income                               (2,310)       (674)
Other (income) expense, net                   (4,242)        223
Income before income taxes                  $ 70,350    $ 64,610



Assets
                                             March 31,   December 31,
                                                2005         2004
                                                  (in thousands)

U.S. Consumable Business / Canada           $  981,196   $  982,086
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       656,412      713,592
Australia/Latin America/Endodontics/
Non-Dental                                     586,929      582,828
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                        406,604      390,140
All Other (a)                                   65,276      129,499
Total                                       $2,696,417   $2,798,145




(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

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

   In addition, during the first quarter of the year 2004, the Company discontinued the operations of the Company's dental needle business.

   The Gendex business and the dental needle business are distinguishable as separate components of the Company in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, the statements of operations and related financial statement disclosures for all prior years have been restated to present the Gendex business and needle business as discontinued operations separate from continuing operations.

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                                         Three Months Ended
                                                            March 31,
                                                         2005        2004
                                                         (in thousands)
Net sales                                           $       -      $16,911
Gain on sale of Gendex                                      -       72,943
Income before income taxes (including gain on
  sale in the three months ended March 31, 2004)            -       73,109


NOTE 7 - INVENTORIES


   Inventories consist of the following:

                              March 31,  December 31,
                                2005       2004
                                 (in thousands)

Finished goods               $138,185   $130,150
Work-in-process                44,869     42,427
Raw materials and supplies     41,037     41,132

                             $224,091   $213,709

NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:


                                                          Other Postretirement
                                    Pension Benefits            Benefits
                                  -------------------     --------------------
                                   Three Months Ended      Three Months Ended
                                       March 31,             March 31,
                                   2005        2004       2005        2004
                                               (in thousands)
Service cost                     $ 1,495    $   638    $   102    $    67
Interest cost                      1,563        934        540        171
Expected return on plan assets      (941)      (128)      --         --
Net amortization and deferral        278        117       (339)       (55)

Net periodic benefit cost        $ 2,395    $ 1,561    $   303    $   183



   Information related to the funding of the Company's benefit plans for 2005 is as follows:


                                                        Other
                                          Pension   Postretirement
                                         Benefits      Benefits
                                             (in thousands)
Actual, March 31, 2005                    $1,778       $  303
Projected for the remainder of the year    5,368          872
Total for year                            $7,146       $1,175

NOTE 9 - RESTRUCTURING AND OTHER COSTS AND CHARGES



   During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.7 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.8 million and lease/contract termination costs of $0.9 million. In addition, during the quarter ended March 31, 2005, the Company recorded charges of $0.2 million for additional severance costs incurred during the period related to these plans. The plans include the elimination of approximately 120 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the Shared Services Center and therefore the net reduction in positions is expected to be approximately 70. These plans are expected to be complete by the first quarter of 2006. As of March 31, 2005, approximately 30 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at March 31, 2005 are as follows:


                                  Amounts              Amounts    Balance
                   2004       Applied      2005     Applied   March 31,
                Provisions      2004    Provisions   2005       2005
                                    (in thousands)
Severance        $ 4,877    $  (583)   $   174    $  (799)   $ 3,669
Lease/contract
  terminations       881       --         --         (120)       761
                 $ 5,758    $  (583)   $   174    $  (919)   $ 4,430



   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. During 2004, the Company recorded charges of $1.4 million ($0.7 million during the quarter ended March 31, 2004) for additional severance, lease termination and other restructuring costs incurred during the period related to these plans. In addition, during the first quarter of 2005, the Company incurred $0.1 million of costs related to these plans. These restructuring plans resulted in the elimination of approximately 70 administrative and manufacturing positions primarily in the United States. Certain of these positions needed to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. These plans were substantially complete as of March 31, 2005. The major components of these charges and the remaining outstanding balances at March 31, 2005 are as follows:

                                            Amounts                    Amounts                  Amounts      Balance
                                 2003       Applied        2004        Applied        2005      Applied      March 31,
                              Provisions     2003       Provisions      2004       Provisions    2005          2005
                                                                   (in thousands)
Severance                    $   908       $   (49)     $   451      $(1,083)     $    20      $  (100)     $   147
Lease/contract
  terminations                   562          (410)          13         (165)        --           --           --
Other restructuring
  costs                           27           (27)         922         (852)          74          (93)          51
Intangible and other asset
  impairment charges           3,000        (3,000)        --           --           --           --           --
                             $ 4,497       $(3,486)     $ 1,386      $(2,100)     $    94      $  (193)     $   198


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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2005, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap at a fixed rate of 4.2% for a term of seven years starting in March 2005.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At March 31, 2005, the Company had swaps in place to purchase 1,350 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $846.50 per troy ounce. In addition the Company had swaps in place to purchase 186,300 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $6.50 per troy ounce. The Company generally hedges up to 80% of its projected annual platinum and silver needs related to these products.

   The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases which are denominated in non-local currencies. The forward contracts that are used in these programs mature in twelve months or less and typically hedge up to 80% of the specific transactions.

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

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement with no net impact to the income statement. As of March 31, 2005 and December 31, 2004, the accumulated fair value of the interest rate swap was $12.7 million and $14.7 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at March 31, 2005 and December 31, 2004.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, completely offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. Additionally, the cross-currency element of the integrated transaction continues to be marked-to-market. As of March 31, 2005 and December 31, 2004, the accumulated fair value of the cross-currency element of the integrated transaction was $23.4 million and $33.0 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets.

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

   At March 31, 2005 and December 31, 2004, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At March 31, 2005 and December 31, 2004, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these debt hedges, were $131.5 million and $179.4 million, respectively, which was included in Accumulated Other Comprehensive income.

Other

   The aggregate net fair value of the Company's derivative instruments at March 31, 2005 and December 31, 2004 was $25.4 million and $36.0 million, respectively.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. A panel of three Judges of the Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. The Company has filed a petition with the Third Circuit requesting a rehearing of this decision by the full Third Circuit Court. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have appealed this decision to the Third Circuit and the Court held oral argument in April 2005. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to dentists licensed to practice in California during the relevant period. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. This case was settled in the first quarter of 2005, within the range of expense for which the Company had previously recorded accruals, and DENTSPLY obtained a paid up license under the 3M patent.

                          DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed herein and within the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

   Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. During the first quarter of 2005, the Company's overall internal growth was negative 1.6% compared to 4.0% for the full year 2004. Our internal growth rates in the United States (43% of sales) and Europe (38% of sales), the largest dental markets in the world, were 6.7% and negative 12.1%, respectively during the first three months of compared to 3.4% and 4.1%, respectively for the full year 2004. As discussed further within the Results of Continuing Operations, the lower sales in Europe were primarily due to issues related to a new dental reimbursement program effective in 2005 in Germany, the Company's most significant market in this region. Our internal growth rate in all other regions during the first quarter of 2005, which represents approximately 19% of our sales, was 2.5%, compared to 5.2% for the full year 2004. Among the other regions, the Asian region, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Europe. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. During 2004, approximately 25 new products were introduced around the world and the Company expects approximately 20 new products to be introduced in 2005. Of specific note, in late 2004, the Company introduced Oraqix(R), its new non-injectible anesthetic gel for use in scaling and root planing procedures and BioPure MTAD, a new irrigant used in root canal procedures. In addition, in the first quarter of 2005, the Company introduced Calamus, a unique obturation delivery system used in root canal procedures and Xeno IV, the Company's first single component self etching adhesive.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. In anticipation of this, the Company has pursued several new research and development initiatives to support this development. Specifically, in 2004 the Company entered into a five-year agreement with the Georgia Institute of Technology's Research Institute to pursue potential new advances in dentistry. In addition, in 2004, we completed an agreement with Doxa AB to develop and commercialize products within the dental field based upon Doxa's bioactive ceramic technology. These agreements are consistent with the Company's strategy of being the leading innovator in the industry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventis. The Company believes that this technology will provide enhancements to future products with such benefits as greater protection against enamel caries, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel.

   Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. In the first quarter of 2005 the Company purchased GAC SA, its European distributor of orthodontic products. The acquired company operates within France, Germany, Switzerland and Norway. The Company expects this integration to increase full year 2005 sales by approximately $16 million (see also Note 4 to the Consolidated Condensed Financial Statements).

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

   The Company has constructed a major dental anesthetic filling plant outside Chicago which was completed in 2004. This plant recently received the approval and validation of the manufacturing practices by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the agency responsible for drug products approvals in the United Kingdom, and accepted by Ireland, Australia and New Zealand. As a result, the Plant began shipping products to the United Kingdom and Australia , and we anticipate releasing this product to the market by the end of May upon completion of our remaining validation and in-country testing activities. The Company has contract manufacturer relationships to provide supply and inventory to meet the anticipated needs of the remaining markets until approved product can be supplied from the new plant; however, there is no assurance of the timeliness of approvals to prevent an interruption of the supply of inventory. The Company made the submission for facility approval to the Food and Drug Administration ("FDA") in March 2005, and is awaiting a date for the FDA PAI (Pre-Approval Inspection).


RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004


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

                                                   Three Months Ended
                                                       March 31,
                                                   2005         2004
                                                    (in millions)
Net Sales                                      $  407.0     $  414.4
Precious Metal Content of Sales                   (37.7)       (55.8)
Net Sales Excluding Precious Metal Content     $  369.3     $  358.6


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

   Net sales for the quarter ended March 31, 2005 decreased $7.4 million, or 1.8%, from the same period in 2004 to $407.0 million. Net sales, excluding precious metal content, increased $10.7 million, or 3.0%, to $369.3 million. Sales growth excluding precious metal content was comprised of negative 1.6% of internal growth and 3.3% of foreign currency translation and 1.3% related to acquisitions. The negative 1.6% internal growth was comprised of 6.7% in the United States, negative 12.1% in Europe and 2.5% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental (endodontic, implant and orthodontic products), and dental consumable product categories, offset somewhat by lower sales in the dental laboratory product category. In Europe, the negative internal growth was driven by the lower sales in the dental laboratory category. The decrease in the laboratory category was primarily related to reimbursement issues in the German dental market caused by the slow implementation of a new dental reimbursement program for prosthetic procedures which became effective in 2005. The Company believes that the prosthetic area of the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program and the backlog of requested procedures is reduced. Although we expect that this part of the German market will continue to improve throughout the year, we anticipate that the market in Germany will be approximately 90% of the 2004 levels, which will negatively impact the European internal growth for 2005. The internal growth of 2.5% in all other regions was largely the result of strong growth in the Asian and Latin American regions, offset by lower sales in the Middle East and Japan.

Gross Profit


   Gross profit was $208.9 million for the first three months of 2005 compared to $203.9 million in 2004, an increase of $5.0 million, or 2.5%. Gross profit, measured against sales including precious metal content, represented 51.3% of net sales in 2005 compared to 49.2% in 2004. The gross profit for the first quarter of 2005, measured against sales excluding precious metal content, represented 56.6% of net sales compared to 56.9% in 2004. This margin decline from 2005 to 2004 was due to shifts in the product and geographic mix caused by the decrease in the laboratory product sales in Europe as discussed above. Without the impacts of the decline in the German laboratory market, margin rates would have improved within the 2005 period.

Operating Expenses


   Selling, general and administrative ("SG&A") expense increased $5.5 million, or 4.1%, to $138.5 million during the three months ended March 31, 2005 from $133.0 million in 2004. The 4.1% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $4.3 million. SG&A expenses, measured against sales including precious metal content, increased to 34.0% in 2005 compared to 32.1% in 2004. SG&A expenses, as measured against sales excluding precious metal content, increased to 37.5% in 2005 compared to 37.1% in 2004. The higher expense level in 2005 primarily resulted from non-capitalized costs relating to the new anesthetic plant in Chicago and costs related to the Sarbanes-Oxley compliance, in addition to the lower sales level.

   During the quarter ended March 31, 2005, the Company recorded restructuring and other costs of $0.3 million. These costs were primarily for additional costs incurred during the period related to the consolidation of certain sales/customer service facilities in Europe and the formation of a European Shared Services Center in Yverdon, Switzerland. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete by the first quarter of 2006. The Company also incurred additional charges related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete as of March 31, 2005 (See also Note 9 to the Consolidated Condensed Financial Statements).

   The Company anticipates the remaining costs to complete these restructuring initiatives will be approximately $1.2 million which will be expensed during the remainder of 2005 as the related costs are incurred. These plans are projected to result in future annual expense reductions of $4 to $6 million when fully implemented in 2006.


Other Income and Expenses

   Net interest expense and other (income) expenses was $0.2 million of income during the three months ended March 31, 2005 compared to $5.5 million of expense in 2004. The 2005 period included $4.0 million of net interest expense, $4.8 million of currency transaction gains and $0.6 million of other nonoperating costs. The 2004 period included $5.3 million of net interest expense, $0.2 million of currency transaction gains and $0.4 million of other nonoperating costs. The increase in currency transaction gains during 2005 was primarily the result of a transaction involving the transfer of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher cash levels.

Income Taxes/Earnings

   The Company's effective tax rate for the period ended March 31, 2005 increased to 30.3% from 29.2% for the same period in 2004. The effective rates for the 2005 and 2004 periods are reflective of tax benefits of $0.3 million and $1.2 million, respectively, primarily from the reversal of previously accrued taxes from the settlement of prior years' domestic and foreign tax audits and benefits of additional R&D credits.

   Income from continuing operations increased $3.2 million, or 7.2%, to $49.0 million in 2005 from $45.8 million in 2004. Fully diluted earnings per share from continuing operations were $0.60 in 2005, an increase of 7.1% from $0.56 in 2004.

Discontinued Operations


   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $43.1 million and $0.53 per diluted share for the three months ended March 31, 2004, which was almost entirely related to the gain realized on the sale of Gendex business.


Operating Segment Results


   In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. These four operating groups are managed by four Senior Vice Presidents and represent our operating segments. Each of these operating groups covered a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 5 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content and segment operating income.

U.S. Consumable Business/Canada

   Net sales for this group were $79.6 million during the quarter ended March 31, 2005, an 8.5% increase compared to $73.4 million in 2004. Internal growth was 7.5% and currency translation added 1.0% to sales in 2005. The chairside consumable products and dental anesthetics business, lead by the Oraqix product, were the strongest portions of this group driving the 7.5% internal growth.

   Operating profit decreased $1.1 million during the three months ended March 31, 2005 to $19.5 million compared to $20.6 million in 2004. The decrease was primarily related to non-capitalizable costs associated with the new pharmaceutical plant in Chicago, partially offset by strong margins on improved sales in the chairside consumable products business. In addition, operating profit benefited slightly from currency translation.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $96.2 million during the quarter ended March 31, 2005, a 10.7% decrease compared to $107.7 million in 2004. Internal growth was negative 16.8% with currency translation adding 6.1%. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in slower sales in Germany during the 2005 quarter which was the primary driver of the negative 16.8% internal sales growth. Although the Company believes that the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program, we expect that the market in Germany will be approximately 90% of the 2004 levels, which will negatively impact the group's internal growth for 2005.

   Operating profit decreased $9.3 million during the three months ended March 31, 2005 to $9.9 million from $19.2 million in 2004. The reduction in operating profit was driven primarily by lower sales, particularly in the German businesses. In addition, operating profit benefited from currency translation.

Australia/Latin America/Endodontics/Non-dental

   Net sales for this group increased $6.1 million during the quarter ended March 31, 2005, or 7.5%, to $87.2 million from $81.1 million in 2004. Internal growth was 4.9% with currency translation adding 2.6%. Strong growth was shown throughout the Latin American businesses as well as the non-dental business, along with continued growth in the endodontic business, offset slightly by weakness in the Australian business.

   Operating profit was $39.1 million during the first quarter of 2005, a $4.6 million increase from $34.5 million in 2004. The increase was primarily related to the continued strength of the endodontic business and continued growth of the Latin American businesses. The non-dental business also improved this group's operating profit offset somewhat by the Australian market. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   Net sales for this group was $107.3 million during the three months ended March 31, 2005, a 9.5% increase compared to $98.0 million in 2004. Internal growth was 2.4%, currency translation added 2.3% to sales in 2004, and 4.8% was added through acquisitions. Significant growth in the orthodontic and Asian businesses was supported by solid growth in the implant business, offset by weakness in the U.S. laboratory and Japanese markets.

   Operating profit increased $3.3 million during the three months ended March 31, 2005 to $17.3 million from $14.0 million in 2004. The increase in operating profits was driven primarily by the sales growth in the orthodontics and Asian businesses and margin improvements in the U.S. Dental Laboratory business, partially offset by weakness in the Japanese business.
In addition, operating profit benefited from currency translation.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2004 Annual Report on Form 10-K filed March 16, 2005.


LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2005


   Cash flows from operating activities during the three months ended March 31, 2005 was $25.0 million compared to $47.3 million during 2004. The decrease of $22.3 million results primarily from unfavorable working capital changes, the payment of a patent settlement and decreased tax benefits related to a lower level of stock option exercise activity versus the prior year, offset somewhat by higher earnings.

   Investing activities during the first quarter of 2005 include capital expenditures of $8.5 million. The Company expects that capital expenditures will range from $55 million to $60 million for the full year of 2005. Acquisition-related activity for the period ended March 31, 2005 was $6.0 million which was primarily related to the acquisition of GAC SA (see Note 4 to the Consolidated Condensed Financial Statements).

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. As a result of this program, the Company repurchased 522,000 shares at an average cost per share of $56.38 and a total cost of $29.4 million in the first quarter of 2005. During 2005, the Company also settled on 30,000 shares that were purchased in 2004 at a cost of $1.7 million. As of March 31, 2005, the Company held
800,000 shares of treasury stock. The Company also received proceeds of $12.9 million as a result of the exercise of 508,000 stock options during the three months ended March 31, 2005.

   The Company's long-term borrowings decreased by a net of $83.9 million during the period ended March 31, 2005. This net change included debt payments of $47.4 million with the remaining decrease being primarily related to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the period ended March 31, 2005, the Company's ratio of long-term debt to total capitalization decreased to 32.8% compared to 35.1% at December 31, 2004.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $250 million through May 2006 ("the five-year facility") and $125 million through May 2005 ("the 364 day facility"). This revolving credit agreement is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2005, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $125 million and no debt was outstanding under the commercial paper facilities at March 31, 2005.

   The Company also has access to $55.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   At March 31, 2005, the Company had unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $294 million.

   During May 2005, the Company replaced the five-year and the 364 day facilities discussed above with one $500 million multi-currency revolving credit agreement which expires in May 2010. Similar to the prior revolving credit agreement, this facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense.

   At March 31, 2005, the Company held $61.3 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

   The Company's cash balance was $436.7 million at March 31, 2005. The Company has accumulated cash to this level rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements in addition to the low cost of this debt, net of earnings on the cash. The Company anticipates that cash will continue to build throughout 2005, subject to any uses of cash for acquisitions, stock purchases and potential debt prepayment.

   There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2004 Annual Report on Form 10-K filed March 16, 2005. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment". This standard eliminates the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). The standard requires that all public companies report share-based compensation expense at the grant date fair value of the related share-based awards and no longer permits companies to account for options under the intrinsic value approach of APB 25. SFAS 123R, as amended by the SEC, is effective for annual periods beginning after June 15, 2005. As the Company has accounted for stock option grants under the APB 25 in the past, this statement is expected to have a material impact on the Company's financial statements once effective ($0.14 to $0.16 per diluted share on an annualized basis). The Company is currently assessing its compensation programs, its option valuation techniques and assumptions, and the possible transition alternatives in order to determine the full impact of adopting this standard.

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

   On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The
Company did not elect the benefit of this provision in 2004.  The Company has not determined whether, and to what extent, an election will be made in
2005.
                                       28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


   There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2004.


Item 4 - Controls and Procedures

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


      There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting. However, the Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and has brought in one location during the first quarter of 2005 and expects the remaining European locations to be complete by the first quarter of 2006.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. A panel of three Judges of the Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. The Company has filed a petition with the Third Circuit requesting a rehearing of this decision by the full Third Circuit Court. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case have appealed this decision to the Third Circuit and the Court held oral argument in April 2005. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to dentists licensed to practice in California during the relevant period. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

   On July 13, 2004, the Company was served with a Complaint filed by 3M Innovative Properties Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Aquasil(R) Ultra silicone impression material, introduced in late 2002, infringes a 3M patent. This case was settled in the first quarter of 2005, within the range of expense for which the Company had previously recorded accruals, and DENTSPLY obtained a paid up license under the 3M patent.

   Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. During the quarter ended March 31, 2005, the Company had the following activity with respect to this repurchase program:

                                                                                                Number Of
                                                                                               Shares That
                                                                                             May be Purchased
                                    Total Number       Total Cost       Average Price        Under The Share
                                      Of Shares         Of Shares         Paid Per             Repurchase
Period                                Purchased         Purchased          Share                Program
                                                   (in thousands, except per share amounts)
January 1-31, 2005                        29.5          $  1,629           $ 55.22                2,480.0
February 1-28, 2005                      400.4            22,747             56.81                2,347.0
March 1-31, 2005                          91.8             5,038             54.88                2,200.0
                                         521.7          $ 29,415           $ 56.38




Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.


(b)   Reports on Form 8-K


      On January 11, 2005, the Company filed a Form 8-K, under item 5.02, disclosing the appointment of William R. Jellison to the position of Senior Vice President and Chief Financial Officer.

      On January 27, 2005, the Company filed a Form 8-K, under item 2.02, furnishing the press release issued on January 26, 2005 regarding its fourth quarter 2004 sales and earnings.

      On February 1, 2005, the Company filed a Form 8-K, under item 2.02, furnishing a transcript of its January 27, 2005, conference call regarding the Company's discussion of its fourth quarter 2004 sales and earnings.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 10, 2005                   /s/ Gerald K. Kunkle, Jr.
Date                               Gerald K. Kunkle, Jr.
                                   Vice Chairman and
                                   Chief Executive Officer



May 10, 2005                   /s/ William R. Jellison
Date                               William R. Jellison
                                   Senior Vice President and
                                   Chief Financial Officer