Form 10-Q
period 2005-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2005-08-05
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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

                               ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 1, 2005 the Company had 79,292,118 shares of Common Stock outstanding, with a par value of $.01 per share.

                          DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q

                        For Quarter Ended June 30, 2005

                                     INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Income         3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      22

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  31

   Item 4 - Controls and Procedures                      31


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            32

   Item 2 - Changes in Securities, Use of Proceeds and
      Issuer Purchases of Equity Securities              33

   Item 4 - Submission of Matters to a Vote of
      Security Holders                                   33

   Item 6 - Exhibits                                     33

Signatures                                               34

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                        Three Months Ended      Six Months Ended
                                                              June 30,             June 30,

                                                           2005        2004        2005        2004
                                                       (in thousands, except per share amounts)

Net sales                                              $ 444,834    $ 424,408    $ 851,809    $ 838,767
Cost of products sold                                    217,551      212,352      415,585      422,819

Gross profit                                             227,283      212,056      436,224      415,948
Selling, general and administrative expenses             146,376      134,158      284,924      267,220
Restructuring and other (income) costs (Note 9)             (228)         333           40        1,057

Operating income                                          81,135       77,565      151,260      147,671

Other income and expenses:
  Interest expense                                         4,446        5,854       10,773       11,801
  Interest income                                         (2,159)      (1,215)      (4,469)      (1,889)
  Other (income) expense, net                             (1,605)         575       (5,847)         798

Income before income taxes                                80,453       72,351      150,803      136,961
Provision for income taxes                                22,560       23,129       43,861       41,971

Income from continuing operations                         57,893       49,222      106,942       94,990

(Loss) income from discontinued operations,
  (Including gain on sale in the six months ended
   June 30, 2004 of $43,031) (Note 6)                       --           (179)        --         42,885

Net income                                             $  57,893    $  49,043    $ 106,942    $ 137,875

Earnings per common share - basic (Note 3)
  Continuing operations                                $    0.72    $    0.61    $    1.33    $    1.18
  Discontinued operations                                   --           --           --           0.54
Total earnings per common share - basic                $    0.72    $    0.61    $    1.33    $    1.72

Earnings per common share - diluted (Note 3)
  Continuing operations                                $    0.71    $    0.60    $    1.31    $    1.16
  Discontinued operations                                   --           --           --           0.53
Total earnings per common share  - diluted             $    0.71    $    0.60    $    1.31    $    1.69


Cash dividends declared per common share               $ 0.06000    $ 0.05250    $ 0.12000    $ 0.10500


Weighted average common shares outstanding (Note 3):
     Basic                                                80,137       80,493       80,418       80,208
     Diluted                                              81,608       82,089       81,941       81,796

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                   June 30,      December 31,
                                                                                     2005           2004
                                                                                         (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                               $   365,675    $   506,369
        Accounts and notes receivable-trade, net                                    264,637        238,873
        Inventories, net (Notes 1 and 7)                                            224,224        213,709
        Prepaid expenses and other current assets                                    92,592         97,458

           Total Current Assets                                                     947,128      1,056,409

     Property, plant and equipment, net                                             378,114        407,527
     Identifiable intangible assets, net                                            239,052        258,084
     Goodwill, net                                                                  954,802        996,262
     Other noncurrent assets                                                         53,226         79,863

Total Assets                                                                    $ 2,572,322    $ 2,798,145

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                        $    87,847    $    91,576
        Accrued liabilities                                                         154,802        179,765
        Income taxes payable                                                         61,475         60,387
        Notes payable and current portion
           of long-term debt                                                         69,285         72,879

           Total Current Liabilities                                                373,409        404,607

     Long-term debt                                                                 658,077        779,940
     Deferred income taxes                                                           64,381         58,196
     Other noncurrent liabilities                                                   108,145        110,829
           Total Liabilities                                                      1,204,012      1,353,572

     Minority interests in consolidated subsidiaries                                    603            600

     Commitments and contingencies (Note 11)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                          --             --
        Common stock, $.01 par value; 200 million shares authorized;
            81.4 million shares issued at June 30, 2005 and December 31, 2004           814            814
        Capital in excess of par value                                              180,437        189,277
        Retained earnings                                                         1,223,593      1,126,262
        Accumulated other comprehensive income (Note 2)                              80,104        164,100
        Treasury stock, at cost, 2.1 million shares at June 30, 2005
           and 0.8 million at December 31, 2004                                    (117,241)       (36,480)

           Total Stockholders' Equity                                             1,367,707      1,443,973

Total Liabilities and Stockholders' Equity                                      $ 2,572,322    $ 2,798,145

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       Six Months Ended
                                                                            June 30,

                                                                       2005         2004
                                                                         (in thousands)
Cash flows from operating activities:

Income from continuing operations                                  $ 106,942    $  94,990

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                        22,326       20,341
  Amortization                                                         4,717        4,223
  Restructuring and other costs                                           40        1,057
  Cash flows from discontinued operating activities                     --         (1,959)
  Other, net                                                         (68,897)      (7,150)

Net cash provided by operating activities                             65,128      111,502

Cash flows from investing activities:

Capital expenditures                                                 (20,561)     (25,468)
Acquisitions of businesses, net of cash acquired                     (15,933)     (16,242)
Expenditures for identifiable intangible assets                          (96)        --
Proceeds from sale of Gendex                                            --        102,500
Cash flows used in discontinued operations' investing activities        --           (148)
Other, net                                                               161       (1,354)

Net cash (used in) provided by investing activities                  (36,429)      59,288

Cash flows from financing activities:

Payments on long-term borrowings                                     (48,249)        (505)
Net change in short-term borrowings                                    5,037        1,631
Cash paid for treasury stock                                        (115,416)     (16,905)
Cash dividends paid                                                   (9,674)      (8,374)
Proceeds from exercise of stock options                               17,740       30,198
Realization of cross currency swap value                              23,508        6,832

Net cash (used in) provided by financing activities                 (127,054)      12,877

Effect of exchange rate changes on cash and cash equivalents         (42,339)      (3,021)

Net (decrease) increase in cash and cash equivalents                (140,694)     180,646

Cash and cash equivalents at beginning of period                     506,369      163,755

Cash and cash equivalents at end of period                         $ 365,675    $ 344,401

See accompanying notes to unaudited interim consolidated condensed financial statements.

                          DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2005


   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's most recent Form 10-K filed March 16, 2005.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At June 30, 2005, the cost of $11.6 million or 5% and at December 31, 2004, the cost of $10.8 million or 5% of inventories were determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $1.9 million at June 30, 2005 and by $1.4 million at December 31, 2004.

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

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that an annual impairment approach be applied to goodwill and indefinite-lived intangible assets. The Company performs annual impairment tests based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $41.5 million during the six months ended June 30, 2005 to $954.8 million, which was due primarily to the effects of foreign currency translation of $56.1 million, partially offset by increases due to acquisition activity of $14.6 million.

   The Company performed the required impairment tests annually in the second quarter of 2005 and no impairment was identified. This impairment assessment includes an evaluation of approximately 20 reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.

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

   The Company offers cash rebates based on targeted sales increases to customers who qualify. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

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

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                  2005        2004           2005          2004
                                              (in thousands, except per share amounts)

Net income, as reported                     $   57,893    $   49,043    $   106,942    $   137,875
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                    (2,775)       (3,221)        (5,548)        (6,472)
Pro forma net income                        $   55,118    $   45,822    $   101,394    $   131,403

Basic earnings per common share
  As reported                               $     0.72    $     0.61    $      1.33    $      1.72
  Pro forma under fair value based method   $     0.69    $     0.57    $      1.26    $      1.64

Diluted earnings per common share
  As reported                               $     0.71    $     0.60    $      1.31    $      1.69
  Pro forma under fair value based method   $     0.68    $     0.56    $      1.24    $      1.61


Stockholders' Equity

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. As a result of this program, the Company repurchased 2,044,000 shares at an average cost per share of $55.64 and a total cost of $113.7 million during the in the first half of 2005. During 2005, the Company also settled on 30,000 shares that were purchased in 2004 at a cost of $1.7 million. As of June 30, 2005, the Company held 2,107,000 shares of treasury stock. The Company also received proceeds of $17.7 million as a result of the exercise of 723,000 stock options during the six months ended June 30, 2005.


NEW ACCOUNTING PRONOUNCEMENTS


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

   On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company did not elect the benefit of this provision in 2004. The Company is anticipating taking advantage of repatriating foreign earnings under Section 965 of the Internal Revenue Code, however, we are still finalizing our plans, including the size and timing of any repatriation.




NOTE 2 - COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:


                                                           Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            2005        2004         2005         2004
                                                                           (in thousands)
Net income                                              $  57,893    $  49,043    $ 106,942    $ 137,875
Other comprehensive income:
     Foreign currency translation adjustments             (57,512)      (7,243)    (105,412)     (18,224)
     Unrealized gain on available-for-sale securities          46           26           60           49
     Net gain (loss) on derivative financial
       instruments                                         15,290       (2,037)      21,356       (4,979)
Total comprehensive income                              $  15,717    $  39,789    $  22,946    $ 114,721

   During the quarters ended June 30, 2005 and 2004, foreign currency translation adjustments included net translation losses of $83.6 million and $13.1 million, respectively, offset by gains of $26.1 million and $5.9 million, respectively, on the Company's loans designated as hedges of net investments. During the six months ended June 30, 2005 and 2004, foreign currency translation adjustments included net translation losses of $142.4 million and $28.0 million, respectively, offset by gains of $37.0 million and $9.8 million, respectively, on the Company's loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:



                                                     June 30,   December 31,
                                                       2005        2004
                                                         (in thousands)
Foreign currency translation adjustments           $  74,004    $ 179,416
Net gain (loss) on derivative financial
  instruments                                          8,717      (12,639)
Unrealized gain on available-for-sale securities         402          342
Minimum pension liability                             (3,019)      (3,019)
                                                   $  80,104    $ 164,100


   The cumulative foreign currency translation adjustments included net translation gains of $155.4 million and $297.9 million as of June 30, 2005 and December 31, 2004, respectively, offset by losses of $81.4 million and $118.5 million, respectively, on loans designated as hedges of net investments.


NOTE 3 - EARNINGS PER COMMON SHARE


   The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                            2005       2004       2005       2004
                                                          (in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Income from continuing operations                        $ 57,893   $ 49,222    $106,942   $ 94,990
Income from discontinued operations                          --         (179)       --       42,885
Net income                                               $ 57,893   $ 49,043    $106,942   $137,875

Common shares outstanding                                  80,137     80,493      80,418     80,208

Earnings per common share from continuing operations     $   0.72   $   0.61    $   1.33   $   1.18
Earnings per common share from discontinued operations       --         --          --         0.54
Total earnings per common share - basic                  $   0.72   $   0.61    $   1.33   $   1.72

Diluted Earnings Per Common Share Computation

Income from continuing operations                        $ 57,893   $ 49,222    $106,942   $ 94,990
Income from discontinued operations                          --         (179)       --       42,885
Net income                                               $ 57,893   $ 49,043    $106,942   $137,875

Common shares outstanding                                  80,137     80,493      80,418     80,208
Incremental shares from assumed exercise
    of dilutive options                                     1,471      1,596       1,523      1,588
Total shares                                               81,608     82,089      81,941     81,796

Earnings per common share from continuing operations     $   0.71   $   0.60    $   1.31   $   1.16
Earnings per common share from discontinued operations       --         --          --         0.53
Total earnings per common share - diluted                $   0.71   $   0.60    $   1.31   $   1.69

   Options to purchase 57,300 shares of common stock that were outstanding during the quarter ended June 30, 2005 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2005 and 2004 were 57,300 and were 35,800, respectively.


NOTE 4 - BUSINESS ACQUISITIONS


     Effective January 2005, the Company acquired all the outstanding capital stock of GAC SA from the Gebroulaz Foundation. GAC SA is primarily a distributor of orthodontic products with subsidiaries in Switzerland, France, Germany and Norway. The Company purchased GAC SA primarily to further strengthen its orthodontic business through the acquired company's presence in the orthodontic market in Europe. Effective May 2005, the Company acquired the Assets of Raintree Essix, L.L.C. ("Raintree"). Raintree is a brand leader for specialty plastic sheets used in orthodontic treatment, as well as other accessories for the orthodontic market. The Company purchased Raintree primarily to further strengthen its orthodontic product offerings. Effective May 2005, the Company acquired all the outstanding capital stock of Glenroe Technologies, Inc. ("Glenroe"). Glenroe is a manufacturer of orthodontic accessory products including elastic force materials, specialty plastics, and intricate molded plastic parts, including NEOCLIPS, a new product used with DENTSPLY's newly launched Interactive MYSTIQUE bracket (the world's first low friction translucent ceramic bracket). The Company purchased Glenroe primarily to further strengthen its orthodontic product offerings. The above described transactions included aggregate payments at closing of approximately $15.9 million (net of cash acquired of $2.9 million). Each transaction includes provisions for possible additional payments based on the performance of the individual businesses post closing (generally for three years). All of these acquired companies are included in the "U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia" operating segment.

      The results of operations of the acquired companies are included in the accompanying financial statements since the effective dates of the transactions. The purchase price of these acquisitions has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The current aggregate purchase price allocation for these acquisitions is as follows:

Current assets                                $  7,181
Property, plant and equipment                    2,063
Identifiable intangible assets and goodwill     15,083
Other long-term assets                              26
  Total assets                                  24,353
Current liabilities                             (6,371)
Other long-term liabilities                     (2,049)
  Total liabilities                             (8,420)
  Net assets                                  $ 15,933

NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended June 30, 2005 and 2004.

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

   Generally, the Company evaluates performance of the operating groups based on the groups' operating income and net third party sales excluding precious metal content. The Company considers sales excluding precious metal content as the appropriate sales measurement due to the fluctuations of precious metal prices and due to the fact that the precious metal content is largely a pass-through to customers and has minimal effect on earnings.

   The following tables set forth information about the Company's operating groups for the quarters and six month periods ended June 30, 2005 and 2004:


Third Party Net Sales

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2005        2004         2005         2004
                                                               (in thousands)

U.S. Consumable Business / Canada           $  87,001    $  82,792    $ 166,796    $ 156,154
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                      133,965      141,102      254,364      290,089
Australia/Latin America/Endodontics/
Non-Dental                                     93,837       86,120      181,396      167,507
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                       130,761      115,937      250,909      228,068
All Other (a)                                    (730)      (1,543)      (1,656)      (3,051)
Total                                       $ 444,834    $ 424,408    $ 851,809    $ 838,767



Third Party Net Sales, excluding precious metal content

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2005        2004         2005         2004
                                                               (in thousands)

U.S. Consumable Business / Canada           $  86,744       82,792    $ 166,310    $ 156,154
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                      102,636      104,188      198,841      211,864
Australia/Latin America/Endodontics/
Non-Dental                                     93,324       85,610      180,491      166,690
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                       118,786      102,134      226,110      200,113
All Other (a)                                    (731)      (1,543)      (1,657)      (3,051)
Total excluding Precious Metal Content        400,759      373,181      770,095      731,770
Precious Metal Content                         44,075       51,227       81,714      106,997
Total including Precious Metal Content      $ 444,834    $ 424,408    $ 851,809    $ 838,767



(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Intersegment Net Sales

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2005        2004         2005         2004
                                                               (in thousands)

U.S. Consumable Business / Canada           $  81,654    $  81,606    $ 152,224    $ 159,099
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       43,187       40,238       85,570       83,688
Australia/Latin America/Endodontics/
Non-Dental                                     17,840       16,278       34,807       29,479
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                        11,373        8,923       20,914       17,026
All Other (a)                                  46,386       41,218       88,497       83,186
Eliminations                                 (200,440)    (188,263)    (382,012)    (372,478)
Total                                       $    --      $    --      $    --      $    --



Segment Operating Income

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                2005        2004         2005         2004
                                                               (in thousands)

U.S. Consumable Business / Canada           $  24,133    $  25,664    $  43,671    $  46,304
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                       13,370       15,998       23,308       35,218
Australia/Latin America/Endodontics/
Non-Dental                                     38,249       36,554       77,328       71,077
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                        22,502       14,358       39,767       28,340
All Other (a)                                 (17,347)     (14,676)     (32,774)     (32,211)
Segment Operating Income                       80,907       77,898      151,300      148,728

Reconciling Items:
Restructuring and other (income) costs           (228)         333           40        1,057
Interest Expense                                4,446        5,854       10,773       11,801
Interest Income                                (2,159)      (1,215)      (4,469)      (1,889)
Other (income) expense, net                    (1,605)         575       (5,847)         798
Income before income taxes                  $  80,453    $  72,351    $ 150,803    $ 136,961

(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Assets
                                               June 30       December 31,
                                                 2005           2004
                                                   (in thousands)

U.S. Consumable Business / Canada           $   973,809    $   982,086
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                        628,718        713,592
Australia/Latin America/Endodontics/
Non-Dental                                      589,394        582,828
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                         410,450        390,140
All Other (a)                                   (30,049)       129,499
Total                                       $ 2,572,322    $ 2,798,145


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

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                                           Three Months Ended   Six Months Ended
                                                                June 30,            June 30,
                                                            2005      2004       2005       2004
                                                                        (in thousands)
Net sales                                              $    --     $   524    $    --     $17,435
Gain on sale of Gendex                                      --        --           --      72,943
(Loss) income before income taxes (including gain on
  sale in the six months ended June 30, 2004)               --        (268)        --      72,841


NOTE 7 - INVENTORIES


   Inventories consist of the following:

                              June 30,     December 31,
                               2005            2004
                                   (in thousands)

Finished goods               $137,564       $130,150
Work-in-process                42,281         42,427
Raw materials and supplies     44,379         41,132

                             $224,224       $213,709


NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:


                                                         Other Postretirement
                                   Pension Benefits             Benefits
                              -------------------------  ---------------------
                                   Three Months Ended     Three Months Ended
                                        June 30,              June 30,
                                  2005        2004        2005        2004
                                                (in thousands)
Service cost                     $ 1,379    $ 1,611    $   (35)   $    68
Interest cost                      1,905      2,015       (184)       170
Expected return on plan assets      (910)    (1,507)      --         --
Net amortization and deferral        279        234        116        (56)

Net periodic benefit cost        $ 2,653    $ 2,353    $  (103)   $   182


                                                         Other Postretirement
                                   Pension Benefits             Benefits
                              -------------------------  ---------------------
                                    Six Months Ended        Six Months Ended
                                        June 30,               June 30,
                                   2005        2004        2005       2004
                                               (in thousands)
Service cost                     $ 2,874    $ 2,249    $    67    $   135
Interest cost                      3,468      2,949        356        341
Expected return on plan assets    (1,851)    (1,635)      --         --
Net amortization and deferral        557        351       (223)      (111)

Net periodic benefit cost        $ 5,048    $ 3,914    $   200    $   365

   Information related to the funding of the Company's benefit plans for 2005 is as follows:


                                                       Other
                                          Pension   Postretirement
                                          Benefits    Benefits
                                             (in thousands)
Actual, June 30, 2005                     $3,461      $  549
Projected for the remainder of the year    3,529         626
Total for year                            $6,990      $1,175


NOTE 9 - RESTRUCTURING AND OTHER COSTS


   During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.7 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.8 million and lease/contract termination costs of $0.9 million. In addition, during the six months ended June 30, 2005, the Company recorded income of $0.1 million ($0.3 million during the quarter ended June 30, 2005) related primarily to adjustments to the severance provisions. The plans include the elimination of approximately 115 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the Shared Services Center and therefore the net reduction in positions is expected to be approximately 65. These plans are expected to be complete by the first quarter of 2006. As of June 30, 2005, approximately 45 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at June 30, 2005 are as follows:


                                                     Amounts                    Amounts          Balance
                                     2004            Applied        2005        Applied          June 30,
                                 Provisions           2004       Provisions       2005             2005
                                                             (in thousands)
Severance                          $ 4,877          $ (583)       $ (147)     $ (1,212)         $ 2,935
Lease/contract
  terminations                         881               -             -          (231)             650
                                   $ 5,758          $ (583)       $ (147)     $ (1,443)         $ 3,585


   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. During 2004, the Company recorded charges of $1.4 million ($0.3 million and $1.1 million during the quarter and six months ended June 30, 2004, respectively) for additional severance, lease termination and other restructuring costs incurred during the period related to these plans. In addition, during the six months ended June 30, 2005, the Company incurred $0.2 million ($0.1 million during the quarter ended June 30, 2005) of costs related to these plans. These restructuring plans resulted in the elimination of approximately 70 administrative and manufacturing positions primarily in the United States. Certain of these positions needed to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. These plans were substantially complete as of June 30, 2005. The major components of these charges and the remaining outstanding balances at June 30, 2005 are as follows:

                                           Amounts               Amounts               Amounts    Balance
                                2003       Applied    2004       Applied     2005      Applied    June 30,
                             Provisions     2003    Provisions    2004    Provisions     2005       2005
                                                         (in thousands)
Severance                    $   908    $   (49)   $   451      $(1,083)   $    29    $  (149)   $   107
Lease/contract
  terminations                   562       (410)        13         (165)      --         --         --
Other restructuring
  costs                           27        (27)       922         (852)        96       (161)         5
Intangible and other asset
  impairment charges           3,000     (3,000)      --           --           62        (62)      --
                             $ 4,497    $(3,486)   $ 1,386      $(2,100)   $   187    $  (372)   $   112


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

   Certain of the Company's inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses derivative instruments and debt denominated in the applicable foreign currency as a means of hedging a portion of this risk.

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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2005, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, has a notional amount totaling 180 million Swiss francs, and effectively converts the underlying variable interest rates on the debt to a fixed rate of 3.3% for a period of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap at a fixed rate of 4.2% for a term of seven years started in March 2005.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At June 30, 2005, the Company had swaps in place to purchase 900 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $846.50 per troy ounce. In addition the Company had swaps in place to purchase 124,200 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $6.50 per troy ounce. The Company generally hedges up to 80% of its projected annual platinum and silver needs related to these products.

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

Fair Value Hedges


   The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate("LIBOR")) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement with no net impact to the income statement. As of June 30, 2005 and December 31, 2004, the accumulated fair value of the interest rate swap was $12.8 million and $14.7 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at June 30, 2005 and December 31, 2004.

   From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, completely offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company LIBOR plus 4.29% for the remaining term of the agreement or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment. As a result of this amendment, the Company became economically exposed to the impact of exchange rates on the Euro 350 million Eurobonds and designated the Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in accumulated other comprehensive income.

   Additionally, the cross-currency element of the integrated transaction continued to be marked-to-market in the income statement (completely offset by the corresponding change in the Eurobonds) through June 2005 when the Company also terminated this component of the integrated transaction. Upon termination, the Company realized the remaining $20.1 million of accumulated value of the swap. The termination of the cross-currency basis swap resulted in the Company becoming exposed to variable Euro interest rate risk for the remaining term of the bond.



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

   At June 30, 2005 and December 31, 2004, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At June 30, 2005 and December 31, 2004, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these debt hedges, were $74.0 million and $179.4 million, respectively, which was included in Accumulated Other Comprehensive income.

Other

   The aggregate net fair value of the Company's derivative instruments at June 30, 2005 and December 31, 2004 was $27.8 million and $36.0 million, respectively.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. A panel of three Judges of the Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. The Company filed a petition with the Third Circuit requesting a rehearing of this decision by the full Third Circuit Court, which petition was denied. The Company plans to file a petition with the U.S. Supreme Court asking it to hear an appeal of the Third Circuit Court decision. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 168 dentists have opted into the class action. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

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

   Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. During the first six months of 2005, the Company's overall internal growth was 1.2% compared to 4.0% for the full year 2004. Our internal growth rates in the United States (43% of sales) and Europe (37% of sales), the largest dental markets in the world, were 5.7% and negative 5.3%, respectively during the first six months of 2005 compared to 3.4% and 4.1%, respectively for the full year 2004. As discussed further within the Results of Continuing Operations, the lower sales in Europe were primarily due to issues related to a new dental reimbursement program effective in 2005 in Germany, the Company's most significant market in this region. Our internal growth rate in all other regions during the first half of 2005, which represents approximately 20% of our sales, was 4.3%, compared to 5.2% for the full year 2004. Among the other regions, the Asian region, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Europe. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share. During the second quarter of 2005, the Company has seen positive signs in this market, as it experienced strong internal growth in Japan for the quarter. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. During 2004, approximately 25 new products were introduced around the world and the Company expects approximately 20 new products to be introduced in 2005. Of specific note, in late 2004, the Company introduced Oraqix(R), its new non-injectible anesthetic gel for use in scaling and root planing procedures and BioPure MTAD, a new irrigant used in root canal procedures. In the first quarter of 2005, the Company introduced Calamus, a unique obturation delivery system used in root canal procedures and Xeno IV, the Company's first introduction of single component self etching adhesive technology to the US market. In addition, during the second quarter of 2005, we introduced Interactive Mystique. This is the world's first low friction translucent ceramic orthodontic bracket. It has a clear interactive clip called Neoclip, which can be rapidly placed and removed from Mystique, our ceramic bracket.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this development. Specifically, the Company continues to work on product activities with the Georgia Institute of Technology's Research Institute and Doxa AB to pursue potential new advances in dentistry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventis. The Company is currently working to develop products based on this technology and believes that this compound will provide such benefits to future products as greater protection against enamel caries, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel. Although we believe these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

   Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. As further discussed in Note 4 to the Consolidated Condensed Financial Statements, during the first six months of 2005 the Company purchased GAC SA, Raintree Essix and Glenroe Technologies. All three of the acquired companies specialize in the orthodontics products market. The Company expects these acquisitions to increase full year 2005 sales by approximately $25 million.

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

   The Company completed construction of a dental anesthetic filling plant outside Chicago in 2004. Earlier this year the plant received the approval and validation of the manufacturing practices by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the agency responsible for drug product approvals in the United Kingdom, and which is accepted by Ireland, Australia and New Zealand. As a result, the Plant began releasing products to the market in the United Kingdom and Australia in the second quarter of this year. The Company made a submission to the Food and Drug Administration ("FDA") in spring 2005 to obtain the necessary facility approval to sell in the United States the injectible anesthetic products manufactured at the plant. The FDA conducted a Pre-Approval Inspection in July 2005 and identified items that need to be addressed in connection with the U.S. inspection and submission. The Company is working to address such items and anticipates that resubmission for approval to the FDA will be made in early 2006, with approval expected by the end of 2006. Additionally, the Company plans to communicate with the MHRA regarding these items, as well as the Company's action plans. The Company cannot predict with certainty the timing of approval by the FDA or the response of the MHRA. The Company has had contract manufacturing relationships with AstraZeneca, which it is in the process of renewing, for supply of product in the markets intended to be supplied by the plant until the Company obtains the necessary approvals. While that supply has been adequate to date, there can be no assurance that the Company will be able to obtain an adequate supply of its injectible anesthetic products in the future in the event that the requisite approvals are not timely received from the FDA or maintained in each market served by the Company.

RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004


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


                                                   Three Months Ended
                                                        June 30,
                                                  2005           2004
                                                      (in millions)
Net Sales                                      $  444.8      $  424.4
Precious Metal Content of Sales                   (44.0)        (51.2)
Net Sales Excluding Precious Metal Content     $  400.8      $  373.2

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

   Net sales for the quarter ended June 30, 2005 increased $20.4 million, or 4.8%, from the same period in 2004 to $444.8 million. Net sales, excluding precious metal content, increased $27.6 million, or 7.4%, to $400.8 million. Sales growth excluding precious metal content was comprised of 3.9% of internal growth and 2.2% of foreign currency translation and 1.3% related to acquisitions. The 3.9% internal growth was comprised of 4.7% in the United States, 1.8% in Europe and 5.9% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental and dental consumable product categories, offset somewhat by lower sales in the dental laboratory product category. In Europe, the low internal growth resulted from lower sales in the dental laboratory category offset by strong growth in the specialty dental category. Similar to the first quarter, the decrease in the laboratory category was primarily related to reimbursement issues in the German dental market caused by the slow implementation of a new dental reimbursement program for prosthetic procedures which became effective in 2005. The prosthetic area of the German dental market has improved in the second quarter compared to the first quarter as the dentists, laboratories, insurance companies and patients have become more familiar with the new reimbursement program and the backlog of requested procedures is being reduced. Although we expect that the German market will continue to improve throughout the year, we anticipate that the market in Germany will be lower in 2005 than 2004, which is negatively impacting the European internal growth for 2005. The internal growth of 5.9% in all other regions was largely the result of strong growth in the Asian and Middle East/Africa regions and Japan, partially offset by lower sales in Canada.

Gross Profit

   Gross profit was $227.3 million for the quarter ended June 30, 2005 compared to $212.1 million in 2004, an increase of $15.2 million, or 7.2%. Gross profit, measured against sales including precious metal content, represented 51.1% of net sales in 2005 compared to 50.0% in 2004. The gross profit for the second quarter of 2005, measured against sales excluding precious metal content, represented 56.7% of net sales compared to 56.8% in 2004. This slight margin decline from 2005 to 2004 was due to the decrease in the laboratory product sales in Europe as discussed above and start-up costs related to the new anesthetic facility, offset by the impact of new products and manufacturing improvements in many of the Company's businesses.


Operating Expenses


   Selling, general and administrative ("SG&A") expense increased $12.2 million, or 9.1%, to $146.4 million during the three months ended June 30, 2005 from $134.2 million in 2004. The 9.1% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $3.1 million. SG&A expenses, measured against sales including precious metal content, increased to 32.9% in 2005 compared to 31.6% in 2004. SG&A expenses, as measured against sales excluding precious metal content, increased to 36.5% in 2005 compared to 35.9% in 2004. The higher expense ratio in 2005 primarily resulted from higher expense ratios related to the acquired businesses and costs related to the biennial International Dental Show ("IDS"), in addition to the lower sales level.

   During the quarter ended June 30, 2005, the Company recorded restructuring and other income of $0.2 million. This amount included income of $0.3 million recorded for severance provision adjustments related to the consolidation of certain sales/customer service facilities in Europe and the formation of a European Shared Services Center in Yverdon, Switzerland. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete by the first quarter of 2006. The Company also incurred additional charges of $0.1 million related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete as of June 30, 2005 (See also Note 9 to the Consolidated Condensed Financial Statements).

   The Company anticipates the remaining costs to complete these restructuring initiatives will be approximately $0.7 million which will be expensed during the remainder of 2005 as the related costs are incurred. These plans are projected to result in future annual expense reductions of $4 to $6 million when fully implemented in 2006.



Other Income and Expenses

   Net interest and other expenses was $0.7 million during the three months ended June 30, 2005 compared to $5.2 million in 2004. The 2005 period included $2.3 million of net interest expense, $1.1 million of currency transaction gains and $0.5 million of other nonoperating costs. The 2004 period included $4.6 million of net interest expense, $1.0 million of currency transaction losses and $0.4 million of other nonoperating income. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels and lower debt levels in addition to the positive impact of cross currency interest rate swaps put into place in the first quarter of 2005.

Income Taxes/Earnings

   The Company's effective tax rate for the quarter ended June 30, 2005 decreased to 28.0% from 32.0% for the same period in 2004. The effective rate for 2005 is reflective of net tax benefits of $1.8 million from the reversal of previously accrued taxes from the settlement of prior years' tax audits.

   Income from continuing operations increased $8.7 million, or 17.6%, to $57.9 million in 2005 from $49.2 million in 2004. Fully diluted earnings per share from continuing operations were $0.71 in 2005, an increase of 18.3% from $0.60 in 2004.

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

U.S. Consumable Business/Canada

   Net sales for this group were $86.7 million during the quarter ended June 30, 2005, a 4.8% increase compared to $82.8 million in 2004. Internal growth was 3.8% and currency translation added 1.0% to sales in 2005. The chairside consumable products business and the Oraqix product within the dental anesthetics business, were the strongest portions of this group offset by a decrease in the Canadian business due primarily to a warehouse consolidation by a large dealer in that market.

   Operating profit decreased $1.6 million during the three months ended June 30, 2005 to $24.1 million compared to $25.7 million in 2004. The decrease was primarily related to non-capitalizable costs associated with the new pharmaceutical plant in Chicago, partially offset by strong margins on improved sales in the chairside consumable products business. In addition, operating profit benefited slightly from currency translation.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $102.6 million during the quarter ended June 30, 2005, a 1.5% decrease compared to $104.2 million in 2004. Internal growth was negative 4.6% with currency translation adding 3.1%. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in slower sales in Germany during the 2005 quarter which was the primary driver of the negative 4.6% internal sales growth. Although the Company believes that the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program, we expect that the market in Germany will be lower than 2004 levels, which will negatively impact the group's internal growth for 2005.

   Operating profit decreased $2.6 million during the three months ended June 30, 2005 to $13.4 million from $16.0 million in 2004. The reduction in operating profit was driven primarily by lower sales, particularly in the German businesses. In addition, operating profit benefited from currency translation.

Australia/Latin America/Endodontics/Non-dental

   Net sales for this group increased $7.7 million during the quarter ended June 30, 2005, or 9.0%, to $93.3 million from $85.6 million in 2004. Internal growth was 5.9% with currency translation adding 3.1%. Strong growth continued in the group's endodontic businesses offset slightly by decreases in the Australian and Brazilian businesses.

   Operating profit was $38.2 million during the second quarter of 2005, a $1.6 million increase from $36.6 million in 2004. The increase was primarily related to the continued strength of the endodontic business offset by decreases in the Australian and Brazilian businesses. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   Net sales for this group was $118.8 million during the three months ended June 30, 2005, a 16.3% increase compared to $102.1 million in 2004. Internal growth was 10.0%, currency translation added 1.6% to sales in 2004, and 4.7% was added through acquisitions. Significant growth in the orthodontic, implant and Japanese businesses was supported by solid growth in the Asian business, offset by weakness in the U.S. laboratory market.

   Operating profit increased $8.1 million during the three months ended June 30, 2005 to $22.5 million from $14.4 million in 2004. The increase in operating profits was driven primarily by the sales growth in the implant, orthodontics and Asian businesses. In addition, operating profit benefited from currency translation.


RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004


Net Sales

   The following is a reconciliation of net sales to net sales excluding precious metal content.


                                                   Six Months Ended
                                                       June 30,

                                                  2005          2004
                                                      (in millions)
Net Sales                                      $  851.8      $  838.8
Precious Metal Content of Sales                   (81.7)       (107.0)
Net Sales Excluding Precious Metal Content     $  770.1      $  731.8


   Net sales for the six months ended June 30, 2005 increased $13.0 million, or 1.6%, from the same period in 2004 to $851.8 million. Net sales, excluding precious metal content, increased $38.3 million, or 5.2%, to $770.1 million. Sales growth excluding precious metal content was comprised of 1.2% of internal growth and 2.7% of foreign currency translation and 1.3% related to acquisitions. The 1.2% internal growth was comprised of 5.7% in the United States, negative 5.3% in Europe and 4.3% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental and dental consumable product categories, offset somewhat by lower sales in the dental laboratory product category. In Europe, the negative internal growth was driven by the lower sales in the dental laboratory category, partially offset by strong growth in the specialty dental category. The decrease in the laboratory category was primarily related to reimbursement issues in the German dental market. The internal growth of 4.3% in all other regions was largely the result of strong growth in the Asian and Middle East/Africa regions, offset by lower sales in Canada.

Gross Profit


   Gross profit was $436.2 million for the six months ended June 30, 2005 compared to $415.9 million in 2004, an increase of $20.3 million, or 4.9%. Gross profit, measured against sales including precious metal content, represented 51.2% of net sales in 2005 compared to 49.6% in 2004. The gross profit for the first half of 2005, measured against sales excluding precious metal content, represented 56.6% of net sales compared to 56.8% in 2004. This slight margin decline from 2005 to 2004 was driven by the decrease in the laboratory product sales in Europe and start-up costs related to the new anesthetic facility, offset by the impact of new products and manufacturing improvements in many of the Company's businesses.

Operating Expenses


   SG&A expense increased $17.7 million, or 6.6%, to $284.9 million during the six months ended June 30, 2005 from $267.2 million in 2004. The 6.6% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $7.4 million. SG&A expenses, measured against sales including precious metal content, increased to 33.4% in 2005 compared to 31.9% in 2004. SG&A expenses, as measured against sales excluding precious metal content, increased to 37.0% in 2005 compared to 36.5% in 2004. The higher expense ratio in 2005 primarily resulted from higher expense ratios related to the acquired businesses, costs associated with the Sarbanes-Oxley compliance and costs related to the biennial International Dental Show ("IDS"), in addition to the lower sales level.

   During the six months ended June 30, 2005, the Company recorded restructuring and other costs of $0.1 million, which included income of $0.1 million for severance provision adjustments related to the consolidation of certain sales/customer service facilities in Europe and the formation of a European Shared Services Center and $0.2 million of additional charges related to the consolidation of its U.S. laboratory businesses (See also Note 9 to the Consolidated Condensed Financial Statements).



Other Income and Expenses

   Net interest and other expenses were $0.5 million during the six months ended June 30, 2005 compared to $10.7 million in 2004. The 2005 period included $6.3 million of net interest expense, $5.9 million of currency transaction gains and $0.1 million of other nonoperating costs. The 2004 period included $9.9 million of net interest expense, $0.7 million of currency transaction losses and $0.1 million of other nonoperating costs. The increase in currency transaction gains during 2005 was primarily the result of a transaction involving the transfer of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels and lower debt levels in addition to the positive impact of cross currency interest rate swaps put into place in the first quarter of 2005.

Income Taxes/Earnings

   The Company's effective tax rate for the six months ended June 30, 2005 decreased to 29.1% from 30.6% for the same period in 2004. The effective rate for the 2005 and 2004 periods are reflective of net tax benefits of $2.1 million and $1.2 million, respectively, from the reversal of previously accrued taxes from the settlement of prior years' tax audits.

   Income from continuing operations increased $11.9 million, or 12.6%, to $106.9 million in 2005 from $95.0 million in 2004. Fully diluted earnings per share from continuing operations were $1.31 in 2005, an increase of 12.9% from $1.16 in 2004.


Discontinued Operations

   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $42.9 million and $0.53 per diluted share for the six months ended June 30, 2004, which was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

U.S. Consumable Business/Canada

   Net sales for this group were $166.3 million during the six months ended June 30, 2005, a 6.5% increase compared to $156.2 million in 2004. Internal growth was 5.6% and currency translation added 0.9% to sales in 2005. The chairside consumable products business and the Oraqix product within the dental anesthetics business, were the strongest portions of this group driving the 5.6% internal growth.

   Operating profit decreased $2.6 million during the six months ended June 30, 2005 to $43.7 million compared to $46.3 million in 2004. The decrease was primarily related to non-capitalizable costs associated with the new pharmaceutical plant in Chicago, partially offset by strong margins on improved sales in the chairside consumable products business. In addition, operating profit benefited slightly from currency translation.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $198.8 million during the six months ended June 30, 2005, a 6.1% decrease compared to $211.9 million in 2004. Internal growth was negative 10.8% with currency translation adding 4.7%. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in slower sales in Germany during the first six months of 2005 which was the primary driver of the negative 10.8% internal sales growth. Although the Company believes that the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program, we expect that the market in Germany will be lower than the 2004 levels.

   Operating profit decreased $11.9 million during the six months ended June 30, 2005 to $23.3 million from $35.2 million in 2004. The reduction in operating profit was driven primarily by lower sales, particularly in the German businesses. In addition, operating profit benefited from currency translation.

Australia/Latin America/Endodontics/Non-dental

     Net sales for this group increased $13.8 million during the six months ended June 30, 2005, or 8.3%, to $180.5 million from $166.7 million in 2004. Internal growth was 5.4% with currency translation adding 2.9%. Continued solid growth was shown in the endodontic business along with strong growth in the non-dental business and strong growth throughout the Latin American businesses, excluding Brazil, offset slightly by decreases in the Australian business.

   Operating profit was $77.3 million during the first six months of 2005, a $6.2 million increase from $71.1 million in 2004. The increase was primarily related to the continued strength of the endodontic business. The non-dental business also improved this group's operating profit offset somewhat by the Australian and Brazilian businesses. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   Net sales for this group was $226.1 million during the six months ended June 30, 2005, a 13.0% increase compared to $200.1 million in 2004. Internal growth was 6.2%, currency translation added 2.0% to sales in 2004, and 4.8% was added through acquisitions. Significant growth in the implant, orthodontic and Asian businesses was supported by solid growth in the Japanese business, offset by weakness in the U.S. laboratory markets.

   Operating profit increased $11.5 million during the six months ended June 30, 2005 to $39.8 million from $28.3 million in 2004. The increase in operating profits was driven primarily by the sales growth in the implant, orthodontics and Asian businesses. In addition, operating profit benefited from currency translation.


CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2004 Annual Report on Form 10-K filed March 16, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2005


   Cash flows from operating activities during the six months ended June 30, 2005 was $65.1 million compared to $111.5 million during 2004. The decrease of $46.4 million results primarily from unfavorable working capital changes, most notably with respect to receivables and inventories. Also contributing to this decline, was the payment of a patent litigation settlement and decreased tax benefits related to a lower level of stock option exercise activity versus the prior year, offset somewhat by higher earnings.

   Investing activities during the first six months of 2005 include capital expenditures of $20.6 million. The Company expects that capital expenditures will range from $55 million to $60 million for the full year of 2005. Acquisition-related activity for the period ended June 30, 2005 was $16.0 million which was primarily related to the acquisitions of GAC SA, Raintree Essix and Glenroe Technologies (see Note 4 to the Consolidated Condensed Financial Statements).

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. As a result of this program, the Company repurchased 2,044,000 shares at an average cost per share of $55.64 and a total cost of $113.7 million during the in the first half of 2005. During 2005, the Company also settled on 30,000 shares that were purchased in 2004 at a cost of $1.7 million. As of June 30, 2005, the Company held 2,107,000 shares of treasury stock. The Company also received proceeds of $17.7 million as a result of the exercise of 723,000 stock options during the six months ended June 30, 2005.

   The Company's long-term borrowings decreased by a net of $130.3 million during the period ended June 30, 2005. This net change included debt payments of $48.2 million with the remaining decrease being primarily related to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the period ended June 30, 2005, the Company's ratio of long-term debt to total capitalization decreased to 32.5% compared to 35.1% at December 31, 2004.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2005, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $250 million and no debt was outstanding under the commercial paper facilities at June 30, 2005.

   The Company also has access to $53.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   At June 30, 2005, the Company had unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $440.3 million.

   At June 30,2005, the Company held $63.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

   The Company's cash balance was $365.7 million at June 30, 2005. The Company has accumulated cash to this level rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements in addition to the low cost of this debt, net of earnings on the cash. The Company anticipates that cash will build throughout 2005, subject to any uses of cash for acquisitions, stock purchases and potential debt prepayment.

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


   There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and has brought in three locations during the first six months of 2005 and expects the remaining European locations to be complete by the first quarter of 2006.

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

   In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. A panel of three Judges of the Third Circuit Court issued its decision on February 22, 2005 and reversed the decision of the District Court. The effect of this decision, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. The Company filed a petition with the Third Circuit requesting a rehearing of this decision by the full Third Circuit Court, which petition was denied. The Company plans to file a petition with the U.S. Supreme Court asking it to hear an appeal of the Third Circuit Court decision. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 168 dentists have opted into the class action. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. During the quarter ended June 30, 2005, the Company had the following activity with respect to this repurchase program:

                                                                                          Number Of
                                                                                          Shares That
                                                                                        May be Purchased
                                           Total Number    Total Cost    Average Price  Under The Share
                                            Of Shares      Of Shares        Paid Per      Repurchase
Period                                      Purchased      Purchased         Share         Program
                                                     (in thousands, except per share amounts)
April 1-30, 2005                               175.0       $  9,503         $ 54.30        2,268.0
May 1-31, 2005                                 802.3         44,475           55.43        1,579.0
June 1-30, 2005                                545.0         30,328           55.65          893.0
                                             1,522.3       $ 84,306         $ 55.38

Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 11, 2005, the Company held its 2005 Annual Meeting of stockholders.

(b)   Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.    Election of Class I Directors:

           Nominee                          Votes For            Votes Withheld
           Dr. Michael C. Alfano           74,438,898                 761,991
           Eric K. Brandt                  74,681,378                 519,511
           William F. Hect                 74,307,995                 892,894
           Francis J. Lunger               74,683,572                 517,317



     2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the financial statements of the Company and to audit the Company's internal control over financial reporting for the year ending December 31, 2005:

           Votes For:                         74,690,866
           Votes Against:                        466,376
           Abstentions:                           43,646


     3. Proposal to approve the Amended and Restated Dentsply International Inc. 2002 Equity Incentive Plan:

           Votes For:                         47,389,533
           Votes Against:                     18,182,055
           Abstentions:                          783,953
           Broker Non-Votes:                   8,845,348

Item 6 - Exhibits

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


August 5, 2005                  /s/ Gerald K. Kunkle, Jr.
Date                                Gerald K. Kunkle, Jr.
                                    Chairman and
                                    Chief Executive Officer



August 5, 2005                  /s/ William R. Jellison
Date                                William R. Jellison
                                    Senior Vice President and
                                    Chief Financial Officer