Form 10-Q
period 2005-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2005-11-03
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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

                                ( X ) Yes ( ) No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 2, 2005 the Company had 78,629,805 shares of Common Stock outstanding, with a par value of $.01 per share.

                           DENTSPLY INTERNATIONAL INC.
                                    FORM 10-Q

                      For Quarter Ended September 30, 2005

                                      INDEX







Page No.

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)
      Consolidated Condensed Statements of Operations     3
      Consolidated Condensed Balance Sheets               4
      Consolidated Condensed Statements of Cash Flows     5
      Notes to Unaudited Interim Consolidated Condensed
        Financial Statements                              6

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations      22

   Item 3 - Quantitative and Qualitative Disclosures
      About Market Risk                                  33

   Item 4 - Controls and Procedures                      33


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            34

   Item 2 - Changes in Securities, Use of Proceeds and
      Issuer Purchases of Equity Securities              35

   Item 4 - Submission of Matters to a Vote of
      Security Holders                                   35

   Item 6 - Exhibits                                     35

Signatures                                               36


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)



                                                        Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,

                                                       2005          2004        2005          2004
                                                         (in thousands, except per share amounts)
Net sales                                            $ 415,964    $ 389,965  $ 1,267,773   $ 1,228,732
Cost of products sold                                  206,962      191,449      622,547       614,268

Gross profit                                           209,002      198,516      645,226       614,464
Selling, general and administrative expenses           134,324      128,296      419,248       395,516
Restructuring and impairment costs (Note 9)            131,311        2,108      131,351         3,165

Operating (loss)/income                                (56,633)      68,112       94,627       215,783

Other income and expenses:
  Interest expense                                       4,552        6,431       15,325        18,232
  Interest income                                       (2,115)      (1,235)      (6,584)       (3,124)
  Other (income) expense, net                              426          347       (5,421)        1,145

(Loss)/income before income taxes                      (59,496)      62,569       91,307       199,530
Provision for income taxes                               1,309       16,225       45,170        58,196

(Loss)/income from continuing operations               (60,805)      46,344       46,137       141,334

(Loss)/income from discontinued operations,
  (Including gain on sale in the nine months ended
   September 30, 2004 of $43,031) (Note 6)                   -          340            -        43,225

Net (loss)/income                                    $  (60,805)   $ 46,684     $ 46,137     $ 184,559

(Loss)/income per common share - basic (Note 3)
  Continuing operations                                $ (0.77)      $ 0.58       $ 0.58        $ 1.76
  Discontinued operations                                    -            -            -          0.54
Total (loss)/income per common share - basic           $ (0.77)      $ 0.58       $ 0.58        $ 2.30

(Loss)/income per common share - diluted (Note 3)
  Continuing operations                                $ (0.77)      $ 0.57       $ 0.57        $ 1.72
  Discontinued operations                                    -            -            -          0.53
Total (loss)/income per common share  - diluted        $ (0.77)      $ 0.57       $ 0.57        $ 2.25


Cash dividends declared per common share             $ 0.06000    $ 0.05250    $ 0.18000     $ 0.15750


Weighted average common shares outstanding (Note 3):
     Basic                                              78,895       80,495       79,905        80,304
     Diluted                                            78,895       82,110       81,357        81,910

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

                                                                           September 30,    December 31,
                                                                                2005             2004
                                                                                   (in thousands)
Assets
    Current Assets:
       Cash and cash equivalents                                                $ 398,581        $ 506,369
       Accounts and notes receivable trade, net                                   259,920          238,873
       Inventories, net (Notes 1 and 7)                                           228,960          213,709
       Prepaid expenses and other current assets                                   99,533           97,458

          Total Current Assets                                                    986,994        1,056,409

    Property, plant and equipment, net                                            376,340          407,527
    Identifiable intangible assets, net                                           104,701          258,084
    Goodwill, net                                                                 949,138          996,262
    Other noncurrent assets                                                        48,645           79,863

Total Assets                                                                  $ 2,465,818      $ 2,798,145

Liabilities and Stockholders' Equity
    Current Liabilities:
       Accounts payable                                                          $ 78,829         $ 91,576
       Accrued liabilities                                                        161,131          179,765
       Income taxes payable                                                        57,652           60,387
       Notes payable and current portion
          of long-term debt                                                        66,276           72,879

          Total Current Liabilities                                               363,888          404,607

    Long-term debt                                                                684,601          779,940
    Deferred income taxes                                                          55,794           58,196
    Other noncurrent liabilities                                                  105,126          110,829
          Total Liabilities                                                     1,209,409        1,353,572

    Minority interests in consolidated subsidiaries                                   610              600

    Commitments and contingencies (Note 11)

    Stockholders' Equity:
       Preferred stock, $.01 par value; .25 million
         shares authorized; no shares issued                                           -                  -
       Common stock, $.01 par value; 200 million shares
         authorized; 81.4 million shares issued at
         September 30, 2005 and December 31, 2004                                     814              814
       Capital in excess of par value                                             179,176          189,277
       Retained earnings                                                        1,158,097        1,126,262
       Accumulated other comprehensive income (Note 2)                             80,317          164,100
       Treasury stock, at cost, 3.0 million shares at
         September 30, 2005 and 0.8 million at
         December 31, 2004                                                       (162,605)         (36,480)

          Total Stockholders' Equity                                            1,255,799        1,443,973

Total Liabilities and Stockholders' Equity                                    $ 2,465,818      $ 2,798,145

See accompanying notes to unaudited interim consolidated condensed financial statements.



DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,

                                                                                2005                2004
                                                                                     (in thousands)
Cash flows from operating activities:

Income from continuing operations                                                 $ 46,137          $ 141,333

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                      33,190             30,301
  Amortization                                                                       6,375              6,282
  Restructuring and impairment costs                                               131,351              3,165
  Cash flows from discontinued operating activities                                      -             (1,713)
  Other, net                                                                       (85,237)             5,132

Net cash provided by operating activities                                         131,816             184,500

Cash flows from investing activities:

Capital expenditures                                                               (30,311)           (36,902)
Acquisitions of businesses, net of cash acquired                                   (17,319)           (16,556)
Expenditures for identifiable intangible assets                                       (196)                 -
Proceeds from sale of Gendex                                                             -            102,500
Cash flows used in discontinued operations' investing activities                         -               (148)
Other, net                                                                             233             (1,015)

Net cash (used in) provided by investing activities                                (47,593)            47,879

Cash flows from financing activities:

Payments on long-term borrowings                                                   (13,376)              (571)
Net change in short-term borrowings                                                  1,967                750
Cash paid for treasury stock                                                      (163,597)           (24,799)
Cash dividends paid                                                                (14,437)           (12,595)
Proceeds from exercise of stock options                                             18,880             35,831
Realization of cross currency swap value                                            23,508             10,248

Net cash (used in) provided by financing activities                               (147,055)             8,864

Effect of exchange rate changes on cash and cash equivalents                       (44,956)             2,352

Net (decrease) increase in cash and cash equivalents                              (107,788)           243,595

Cash and cash equivalents at beginning of period                                   506,369            163,755

Cash and cash equivalents at end of period                                       $ 398,581          $ 407,350

See accompanying notes to unaudited interim consolidated condensed financial statements.


                           DENTSPLY INTERNATIONAL INC.

    NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2005


   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's most recent Form 10-K filed March 16, 2005.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market. At September 30, 2005, the cost of $11.9 million or 5% and at December 31, 2004, the cost of $10.8 million or 5% of inventories were determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out
(FIFO) or average cost methods.

   If the FIFO method had been used to determine the cost of the LIFO inventories, the amounts at which net inventories are stated would be higher than reported by $2.1 million at September 30, 2005 and by $1.4 million at December 31, 2004.

Identifiable Finite-lived Intangible Assets

   Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company closely monitors intangible assets related to new technology for indicators of impairment as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

Goodwill and Indefinite-Lived Intangible Assets

   The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill decreased by $47.1 million during the nine months ended September 30, 2005 to $949.1 million, which was due primarily to the effects of foreign currency translation of $58.6 million, partially offset by increases due to acquisition activity of $15.1 million.

   The Company performed the required annual impairment tests in the second quarter of 2005 and no impairment was identified. This impairment assessment included an evaluation of approximately 20 reporting units. In addition to the annual impairment test, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments are performed as necessary.


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

Revenue Recognition

   Revenue, net of related discounts and allowances, is recognized in accordance with shipping terms and as title and risk of loss passes to customers. Net sales include shipping and handling costs collected from customers in connection with the sale.

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

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                     2005        2004        2005        2004
                                                    (in thousands, except per share amounts)
Net (loss)/income, as reported                    $ (60,805)   $ 46,684    $ 46,137   $ 184,559
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                         (2,817)     (3,345)     (8,365)     (9,817)
Pro forma net (loss)/income                       $ (63,622)   $ 43,339    $ 37,772   $ 174,742

Basic (loss)/income per common share
  As reported                                       $ (0.77)     $ 0.58      $ 0.58      $ 2.30
  Pro forma under fair value based method           $ (0.81)     $ 0.54      $ 0.47      $ 2.18

Diluted (loss)/income per common share
  As reported                                       $ (0.77)     $ 0.57      $ 0.57      $ 2.25
  Pro forma under fair value based method           $ (0.81)     $ 0.53      $ 0.46      $ 2.13


Stockholders' Equity

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company could repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005 the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. As a result of this program, the Company repurchased 2,951,278 shares at an average cost per share of $54.86 and a total cost of $161.9 million during the first nine months of 2005. During 2005, the Company also settled on 30,000 shares that were purchased in 2004 at a cost of $1.7 million. As of September 30, 2005, the Company held 2,963,529 shares of treasury stock. The Company also received proceeds of $18.9 million as a result of the exercise of 774,125 stock options during the nine months ended September 30, 2005.


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

   In November 2004, the FASB issued Statement of Financial Accounting
Standards No 151 ("SFAS 151"), "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under ARB No. 43, in certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs that were considered to be unusually abnormal were required to be treated as period charges. Under SFAS 151, these charges are required to be treated as period charges regardless of whether they meet the criterion of unusually abnormal. Additionally, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

   In December 2004, the FASB issued Statement of Financial Accounting
Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". This statement amends Opinion 29 to eliminate the exceptions that allowed for other than fair value measurement when similar productive assets were exchanged, and replaced the exceptions with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

   On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company did not elect the benefit of this provision in 2004. The Company is anticipating taking advantage of repatriating foreign earnings under Section 965 of the Internal Revenue Code, however the size and timing of any repatriation is still being reviewed.



NOTE 2 - COMPREHENSIVE INCOME/(LOSS)

   The components of comprehensive income/(loss), net of tax, are as follows:

                                                      Three Months Ended        Nine Months Ended
                                                          September 30,           September 30,
                                                              2005      2004      2005       2004
                                                                        (in thousands)
Net (loss)/income                                         $ (60,805)  $ 46,684  $ 46,137  $ 184,559
Other comprehensive (loss)/income:
   Foreign currency translation adjustments                  (3,194)    16,689  (108,606)    (1,535)
   Unrealized gain on available-for-sale securities              96         15       156         64
   Net gain (loss) on derivative financial
     instruments                                              3,311     (2,097)   24,667     (7,076)
Total comprehensive (loss)/income                         $ (60,592)  $ 61,291 $ (37,646) $ 176,012


   During the quarter and the nine months ended September 30, 2005, the Company had translation losses of $7.1 million and $149.5 million, respectively, offset by gains of $3.9 million and $40.9 million, respectively, on its loans designated as hedges of net investments. During the quarter and the nine months ended September 30, 2004, foreign currency translation adjustments included translation gains of $22.2 million and losses of $5.8 million, respectively, offset by losses of $5.5 million and gains of $4.2 million, respectively, on the Company's loans designated as hedges of net investments.

   The balances included in accumulated other comprehensive income/(loss) in the consolidated balance sheets are as follows:

                                                  September 30,  December 31,
                                                      2005          2004
                                                         (in thousands)
Foreign currency translation adjustments           $ 70,810      $ 179,416
Net gain (loss) on derivative financial
  instruments                                        12,028        (12,639)
Unrealized gain on available-for-sale securities        498            342
Minimum pension liability                            (3,019)        (3,019)
                                                   $ 80,317      $ 164,100

   The cumulative foreign currency translation adjustments included translation gains of $148.3 million and $297.9 million as of September 30, 2005 and December 31, 2004, respectively, offset by losses of $77.5 million and $118.5 million, respectively, on loans designated as hedges of net investments.


NOTE 3 - INCOME/(LOSS) PER COMMON SHARE


   The following table sets forth the computation of basic and diluted income/(loss) per common share:

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                                2005         2004          2005         2004
                                                                  (in thousands, except per share amounts)
Basic (Loss)/Income Per Common Share Computation

(Loss)/Income from continuing operations                       $ (60,805)   $ 46,344      $ 46,137    $ 141,334
Income from discontinued operations                                    -         340             -       43,225
Net (Loss)/income                                              $ (60,805)   $ 46,684      $ 46,137    $ 184,559

Common shares outstanding                                         78,895      80,495        79,905       80,304

(Loss)/income per common share from continuing operations        $ (0.77)     $ 0.58        $ 0.58       $ 1.76
Income per common share from discontinued operations                   -           -             -         0.54
Total (loss)/income per common share - basic                     $ (0.77)     $ 0.58        $ 0.58       $ 2.30

Diluted (Loss)/Income Per Common Share Computation

(Loss)/Income from continuing operations                       $ (60,805)   $ 46,344      $ 46,137    $ 141,334
Income from discontinued operations                                    -         340             -       43,225
Net (Loss)/income                                              $ (60,805)   $ 46,684      $ 46,137    $ 184,559

Common shares outstanding                                         78,895      80,495        79,905       80,304
Incremental shares from assumed exercise
    of dilutive options                                                -       1,615         1,452        1,606
Total shares                                                      78,895      82,110        81,357       81,910

(Loss)/income per common share from continuing operations        $ (0.77)     $ 0.57        $ 0.57       $ 1.72
Income per common share from discontinued operations                   -           -             -         0.53
Total (loss)/income per common share - dilutive                  $ (0.77)     $ 0.57        $ 0.57       $ 2.25

   Options to purchase 1,324,369 shares of common stock that were outstanding during the quarter ended September 30, 2005 were not included in the computation of diluted income/(loss) per share due to their antidilutive effects on income/(loss) per share as a result of the net loss for the quarter. Additionally, during the nine months ended September 30, 2005 and 2004, options to purchase shares of common stock of 1,007,264 and 85,400, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares.


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

      The results of operations of the acquired companies are included in the accompanying financial statements since the effective dates of the transactions. The purchase price of these acquisitions has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The current aggregate purchase price allocation for these acquisitions is as follows:

Current assets                                  $ 7,181
Property, plant and equipment                     2,063
Identifiable intangible assets and goodwill      15,590
Other long-term assets                               26
  Total assets                                   24,860
Current liabilities                              (5,492)
Other long-term liabilities                      (2,049)
  Total liabilities                              (7,541)
  Net assets                                   $ 17,319


NOTE 5 - SEGMENT INFORMATION


   The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended September 30, 2005 and 2004.

   The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as net operating profit before restructuring, impairment, interest and taxes.

   In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. The segment information below reflects this revised structure for all periods shown.

   A description of the activities of the Company's four reportable segments follows:

U.S. Consumable Business/Canada

   This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment, chairside consumable products and dental anesthetics in the U.S. and the sales and distribution of all such Company products in Canada.


Dental Consumables - Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   This business group includes responsibility for the design and manufacture of dental laboratory products in Germany and the Netherlands and the sales and distribution of these products in Europe, Eastern Europe, the Middle East, Africa and the CIS. In addition, the group has responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products and certain specialty products in Europe, the Middle East, Africa and the CIS.

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

   The following tables set forth information about the Company's operating groups for the quarters and nine month periods ended September 30, 2005 and 2004:

Third Party Net Sales

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                   2005       2004           2005          2004
                                                               (in thousands)
U.S. Consumable Business / Canada                $ 89,742   $ 79,783      $ 256,538     $ 235,937
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                          118,990    118,543        373,354       408,632
Australia/Latin America/Endodontics/
Non-Dental                                         86,679     81,527        268,075       249,034
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                           121,363    110,142        372,272       338,210
All Other (a)                                        (810)       (30)        (2,466)       (3,081)
Total                                           $ 415,964  $ 389,965    $ 1,267,773   $ 1,228,732

Third Party Net Sales, excluding precious metal content
                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                                    2005       2004           2005           2004
                                                                 (in thousands)
U.S. Consumable Business / Canada                 $ 89,502   $ 79,783       $ 255,812     $ 235,937
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                            89,554     87,483         288,395       299,347
Australia/Latin America/Endodontics/
Non-Dental                                          86,156     81,086         266,647       247,776
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                            109,076     96,892         335,186       297,005
All Other (a)                                         (809)       (30)         (2,466)       (3,081)
Total excluding Precious Metal Content             373,479    345,214       1,143,574     1,076,984
Precious Metal Content                              42,485     44,751         124,199       151,748
Total including Precious Metal Content           $ 415,964  $ 389,965     $ 1,267,773   $ 1,228,732

(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Intersegment Net Sales
                                                 Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                                  2005        2004           2005         2004
                                                                 (in thousands)
U.S. Consumable Business / Canada                 $ 82,746   $ 78,739       $ 234,970    $ 237,838
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                            41,196     37,580         126,766      121,268
Australia/Latin America/Endodontics/
Non-Dental                                          13,491     12,602          48,298       42,081
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                             10,268      9,308          31,182       26,334
All Other (a)                                       38,577     36,066         127,074      119,252
Eliminations                                      (186,278)  (174,295)       (568,290)    (546,773)
Total                                                 $ -        $ -             $ -          $ -

Segment Operating Income/(Loss)
                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                    2005        2004           2005         2004
                                                                   (in thousands)
U.S. Consumable Business / Canada                 $ 27,513   $ 25,094        $ 71,184     $ 71,398
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                            13,631     11,446          36,939       46,664
Australia/Latin America/Endodontics/
Non-Dental                                          32,173     33,365         109,501      104,442
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                             16,534     12,189          56,301       40,529
All Other (a)                                      (15,173)   (11,874)        (47,947)     (44,085)
Segment Operating Income                            74,678     70,220         225,978      218,948

Reconciling Items:
Restructuring and impairment costs (b)             131,311      2,108         131,351        3,165
Interest expense                                     4,552      6,431          15,325       18,232
Interest income                                     (2,115)    (1,235)         (6,584)      (3,124)
Other (income) expense, net                            426        347          (5,421)       1,145
(Loss)/income before income taxes                $ (59,496)  $ 62,569        $ 91,307    $ 199,530

<F1>(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

<F2>(b) During the third quarter of 2005, the Company recorded an impairment charge of $131.3 million ($111.6 million after tax) for the impairment of the indefinite-lived injectible anesthetic intangible asset for the Pharmaceutical division within the Company's U.S. Consumable Business/ Canada segment. This impairment charge was related to the analysis of the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of the pharmaceutical manufacturing facility, which the Company received during the third quarter of 2005. (See also Note 9)

Assets
                                               September 30,   December 31,
                                                   2005            2004
                                                      (in thousands)

U.S. Consumable Business / Canada (b)             $ 854,472    $ 982,086
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                            625,693      713,592
Australia/Latin America/Endodontics/
Non-Dental                                          592,869      582,828
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                             393,768      390,140
All Other (a)                                          (984)     129,499
Total                                           $ 2,465,818  $ 2,798,145

(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

(b) During the third quarter of 2005, the Company recorded an impairment charge of $131.3 million ($111.6 million after tax) for the impairment of the indefinite-lived injectible anesthetic intangible asset for the Pharmaceutical division within the Company's U.S. Consumable Business/ Canada segment. This impairment charge was related to the analysis of the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of the pharmaceutical manufacturing facility, which the Company received during the third quarter of 2005. (See also Note 9)


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

   Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                       Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                           2005     2004      2005     2004
                                                     (in thousands)
Net sales                                $     -   $  (43)  $ -      $ 17,392
Gain on sale of Gendex                         -        -     -        72,943
Income before income taxes
  (including gain on sale in the nine
   months ended September 30, 2004)            -      247     -        73,088

NOTE 7 - INVENTORIES


   Inventories consist of the following:

                                       September 30,    December 31,
                                            2005            2004
                                              (in thousands)

Finished goods                           $ 141,412       $ 130,150
Work-in-process                             42,904          42,427
Raw materials and supplies                  44,644          41,132

                                         $ 228,960       $ 213,709


NOTE 8 - BENEFIT PLANS

   The components of the net periodic benefit cost for the Company's benefit plans are as follows:

                                                         Other Postretirement
                                  Pension Benefits              Benefits
                              ------------------------ ------------------------
                                  Three Months Ended       Three Months Ended
                                     September 30,            September 30,
                                   2005       2004          2005         2004
                                                (in thousands)
Service cost                     $ 1,271    $ 1,220         $ 34        $ 67
Interest cost                      1,259      1,475          178         171
Expected return on plan assets      (613)      (867)           -           -
Net amortization and deferral        135        161         (112)        (55)

Net periodic benefit cost        $ 2,052    $ 1,989        $ 100       $ 183


                                                         Other Postretirement
                                  Pension Benefits              Benefits
                              ------------------------ ------------------------
                                  Nine Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                    2005         2004         2005      2004
                                                 (in thousands)
Service cost                      $ 4,145      $ 3,469       $ 101     $ 202
Interest cost                       4,727        4,424         534       512
Expected return on plan assets     (2,464)      (2,502)          -         -
Net amortization and deferral         692          512        (335)     (166)

Net periodic benefit cost         $ 7,100      $ 5,903       $ 300     $ 548

   Information related to the funding of the Company's benefit plans for 2005 is as follows:

                                                                 Other
                                                  Pension    Postretirement
                                                  Benefits      Benefits
                                                      (in thousands)
Actual, September 30, 2005                         $ 5,181        $ 810
Projected for the remainder of the year              1,763          365
Total for year                                     $ 6,944      $ 1,175


NOTE 9 - RESTRUCTURING AND IMPAIRMENT COSTS

Impairment of Indefinite-Lived Injectible Anesthetic Intangible Asset

   During the third quarter of 2005, the Company received the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of its pharmaceutical manufacturing facility located outside of Chicago. This facility was built to manufacture the Company's injectible anesthetic product, which was part of the assets acquired from AstraZeneca in 2001. The Company conducted an extensive review of the items identified by the FDA and developed action plans to address these items. Included in this review were the expected time-line and costs for responding to the FDA findings, the expected time required for FDA re-application and approval, the expected ramp-up costs to achieve anticipated volumes for the U.S., European and Japanese markets, and the extension of contract manufacturing agreements to provide a supply of injectible anesthetic product until the plant can achieve full production under the revised time-line. As a result of this review, the Company concluded that the start-up of its pharmaceutical manufacturing facility will be delayed, and it now expects to begin producing injectible anesthetics at the facility for the U.S. and Japanese markets in 2007.

   The Company also concluded that the receipt of the FDA's Pre-Approval Inspection Report and the results of the extensive review constituted a triggering event for performance of an event-driven impairment assessment conducted in accordance with SFAS 142 for the indefinite-lived injectible anesthetic intangible asset and in accordance with SFAS 144 for the long-lived assets related to the Pharmaceutical manufacturing facility outside Chicago, and the Oraqix(R) definite-lived intangible asset. In performing the SFAS 142 and SFAS 144 impairment tests, the Company formulated its best estimate of cash flows from the respective assets taking into consideration (1) the Company's projected sales and manufacturing cost projections for the injectible anesthetic products (2) current and projected market share for the injectible anesthetic products and (3) the costs to complete the production facility. Additionally, due to the delay in obtaining FDA approval and the market impact, the Company increased the risk-adjusted discount rate used in the SFAS 142 impairment test to reflect the increased risk of the business caused by this delay. As a result of the changes made to the event-driven impairment analysis model in the third quarter of 2005 to address the results of the FDA's Pre-Approval Inspection and the Company's extensive review and action plans, the discounted cash flows associated with the indefinite lived injectible anesthetic intangible asset were less than the carrying value of approximately $158 million. Thus, the Company wrote-down the value of the indefinite-lived intangible asset by $131.3 million ($111.6 after tax) to its new carrying value of approximately $27 million. The analysis did not reflect or cause an impairment of the Pharmaceutical manufacturing facility or the definite-lived intangible asset associated with Oraqix(R) which were tested as an asset group under SFAS 144 on an undiscounted basis.

   The carrying value of the indefinite-lived intangible asset, prior to the impairment charge, was approximately $158 million. After the impairment charge, the Company has approximately $27 million of remaining indefinite-lived intangible assets related to the dental injectible anesthetic assets acquired from AstraZeneca in 2001. As previously noted, the impairment does not affect other long-lived assets related to the acquisition and the Company's dental anesthetic products, which are part of the Company's Pharmaceutical division within the U.S. Consumable/Canada Business segment. These assets include the Oraqix(R) definite-lived intangible assets and the plant and equipment for the business, which total approximately $95 million. Based on the Company's current assumptions, these assets are not impaired. However, the Company's impairment tests are highly sensitive to the Company's current expectations of future cash flows. Such expectations could change as a result of changes in the Company's anticipated pricing of its products, the cost of third party supplies of dental injectible anesthetic products pending the FDA approval and achievement of full production at the Chicago manufacturing facility, the Company's success in completing the steps to respond to items identified by the FDA with respect to its Pre-Approval Inspection, the ability to obtain regulatory approval for the manufacturing facility, the timing of the achievement of full production at the manufacturing facility, as well as increased competition, downturns in the economic environment, introduction of new technologies and the impact of other market factors. If any of these assumptions were to become less favorable, then the Company's assessment of future cash flows, which are the key variable in assessing asset impairment, may change, and as a result, the Company may be required to recognize further impairment charges.

Restructuring

   During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.8 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. In addition, during the nine months ended September 30, 2005, the Company recorded income of $0.2 million (no income or expense was recorded during the quarter ended September 30, 2005) related primarily to adjustments to the severance provisions. The plans include the elimination of approximately 115 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the Shared Services Center and therefore the net reduction in positions is expected to be approximately 65. These plans are expected to be substantially complete by the end of the first quarter of 2006. As of September 30, 2005, approximately 55 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at September 30, 2005 are as follows:


                                Amounts               Amounts     Balance
                      2004      Applied     2005      Applied   September 30,
                   Provisions    2004    Provisions     2005        2005
                                          (in thousands)
Severance           $ 4,877    $ (583)    $ (210)   $ (1,093)     $ 2,991
Lease/contract
  terminations          881         -          -        (374)         507
                    $ 5,758    $ (583)    $ (210)   $ (1,467)     $ 3,498

   During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. During 2004, the Company recorded charges of $1.4 million ($0.2 million and $1.4 million during the quarter and nine months ended September 30, 2004, respectively) for additional severance, lease termination and other restructuring costs incurred during the period related to these plans. In addition, during the nine months ended September 30, 2005, the Company incurred $0.2 million (no income or expense was recorded during the quarter ended September 30, 2005) of costs related to these plans. These restructuring plans resulted in the elimination of approximately 70 administrative and manufacturing positions primarily in the United States. Certain of these positions needed to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. These plans were substantially complete as of September 30, 2005. The major components of these charges and the remaining outstanding balances at September 30, 2005 are as follows:

                                         Amounts                  Amounts                  Amounts      Balance
                               2003      Applied     2004         Applied       2005       Applied   September 30,
                            Provisions    2003     Provisions       2004     Provisions      2005         2005
                                                                   (in thousands)
Severance                     $ 908     $   (49)      $ 451      $ (1,083)       $ 29       $ (178)        $ 78
Lease/contract
  terminations                  562        (410)         13          (165)          -            -            -
Other restructuring
  costs                          27         (27)        922          (852)        122         (174)          18
Intangible and other asset
  impairment charges          3,000      (3,000)          -             -          62          (62)           -
                            $ 4,497    $ (3,486)    $ 1,386      $ (2,100)      $ 213       $ (414)        $ 96

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

Cash Flow Hedges

   The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of September 30, 2005, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in January 2000 and February 2001, had a notional amount totaling 180 million Swiss francs, and effectively converted the underlying variable interest rates on the debt to a fixed rate of 3.3% for a term of approximately four years. The other significant group of swaps entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. As part of entering into the Japanese yen swaps in February 2002, the Company entered into reverse swap agreements with the same terms to offset 115 million of the 180 million of Swiss franc swaps. Additionally, in the third quarter of 2003, the Company exchanged the remaining portion of the Swiss franc swaps, 65 million Swiss francs, for a forward-starting variable to fixed interest rate swap at a fixed rate of 4.2% for a term of seven years which began in March 2005.

   The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At September 30, 2005, the Company had swaps in place to purchase 600 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $846.50 per troy ounce. In addition the Company had swaps in place to purchase 82,800 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $6.50 per troy ounce. The Company generally hedges up to 80% of its projected annual platinum and silver needs related to these products.

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

   The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement with no net impact to the income statement. As of September 30, 2005 and December 31, 2004, the accumulated fair value of the interest rate swap was $9.2 million and $14.7 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at September 30, 2005 and December 31, 2004.

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

   At September 30, 2005 and December 31, 2004, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At September 30, 2005 and December 31, 2004, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these debt hedges, were $70.8 million and $179.4 million, respectively, which was included in Accumulated Other Comprehensive income.

Other

   The aggregate net fair value of the Company's derivative instruments at September 30, 2005 and December 31, 2004 was $30.1 million and $36.0 million, respectively.

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

   DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.
In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002. On August 14, 2003, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals. The Third Circuit Court reversed the decision of the District Court. The Company has filed a petition with the U.S. Supreme Court asking it to hear an appeal of the Third Circuit Court decision. The effect of the decision of the Third Circuit, if it withstands any appeal challenge by the Company, will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. While the Company believes its tooth distribution practices do not violate the antitrust laws, we are confident that we can continue to develop this business regardless of the final legal outcome.

   Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court has upheld the decision of the District Court in dismissing the Plaintiffs' damages claims, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance agreements between the Company and its tooth dealers. This was not an issue in the government case and it is unknown whether the Plaintiffs will pursue such a claim. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. As the result of a recent decision by a California Appellate Court, the plaintiffs have filed an appeal to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to their policy limits.

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

   Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized internal growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes and other marketing and promotional programs, which are offered to customers from time to time, in the ordinary course of business, may impact customer purchasing activity. During the first nine months of 2005, the Company's overall internal growth was 2.5% compared to 4.0% for the full year 2004. Our internal growth rates in the United States (44% of sales) and Europe (36% of sales), the largest dental markets in the world, were 6.3% and negative 2.3%, respectively during the first nine months of 2005 compared to 3.4% and 4.1%, respectively for the full year 2004. As discussed further within the Results of Continuing Operations, the lower sales in Europe were primarily due to issues related to a new dental reimbursement program effective in 2005 in Germany, the Company's most significant market in this region. Our internal growth rate in all other regions during the first nine months of 2005, which represents approximately 20% of our sales, was 3.3%, compared to 5.2% for the full year 2004. Among the other regions, the Asian region, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Europe. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase our market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

   Product innovation is a key component of the Company's overall growth strategy. Historically, the company has introduced in excess of twenty new products each year. During 2004, approximately 25 new products were introduced around the world and the Company expects over 25 new products to be introduced in 2005. Of specific note, in late 2004, the Company introduced Oraqix(R), its new non-injectible anesthetic gel for use in scaling and root planing procedures and BioPure MTAD, a new irrigant used in root canal procedures. In the first quarter of 2005, the Company introduced Calamus, a unique obturation delivery system used in root canal procedures and Xeno IV, the Company's first introduction of single component self etching adhesive technology to the US market. In addition, during the second quarter of 2005, we introduced Interactive Mystique, the world's first low friction translucent ceramic orthodontic bracket. It has a clear interactive clip called Neoclip, which can be rapidly placed and removed from the Mystique bracket. During the third quarter of 2005, the Company introduced Cercon Arts, a software system for the Company's Cercon product that allows the technician to develop copings from a stone model, and provides better utilization of the Cercon block.

   New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this development. Specifically, the Company continues to work on product activities with the Georgia Institute of Technology's Research Institute and Doxa AB to pursue potential new advances in dentistry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventis The Company is currently working to develop products based on this technology and believes that this compound will provide such benefits to future products as greater protection against enamel caries, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel. Also, during 2005 the Company entered into a long-term collaborative agreement with IDMoS Dental Systems Limited, a wholly owned subsidiary of IDMoS plc for the commercialization of IDMoS' caries detection and monitoring technology. Under the agreement, DENTSPLY will have exclusive worldwide rights to market products based on the technology and IDMoS will be responsible for further development of the technology. The Company believes that IDMoS technology brings unique capabilities to preventive dentistry in the area of caries detection and monitoring. The Company also believes that this technology has clinical benefits significantly beyond other devices and technologies in the market today, including radiology. Although we believe these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

   Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. As further discussed in Note 4 to the Consolidated Condensed Financial Statements, during the first nine months of 2005 the Company purchased GAC SA, Raintree Essix and Glenroe Technologies. All three of the acquired companies specialize in the orthodontics products market. The Company expects these acquisitions to increase full year 2005 sales by approximately $25 million.

   The Company also remains focused on reducing costs and improving competitiveness. Management expects to continue to consolidate operations or functions to improve efficiencies, reduce the cost of those operations and functions and/or improve service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, regulatory oversight and compliance and financial reporting in the United States.

   The Company completed construction of a dental anesthetic manufacturing facility outside of Chicago in 2004. Earlier this year the plant received the approval and validation of the manufacturing practices by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the agency responsible for drug product approvals in the United Kingdom, and which is accepted by Ireland, Australia and New Zealand. As a result, the facility began releasing products to the market in the United Kingdom and Australia in the second quarter of this year. The Company made a submission to the Food and Drug Administration ("FDA") in spring 2005 to obtain the necessary facility approval to sell in the United States the injectible anesthetic products manufactured at the facility. The FDA conducted a Pre-Approval Inspection in July 2005 and identified items that need to be addressed in connection with the U.S. inspection and submission.

   After the Company received the results of the FDA's Pre-Approval Inspection in the third quarter of 2005, we conducted an extensive review of the items identified by the FDA and we developed action plans to address these items. Included in this review were the expected time-line and costs for responding to the FDA findings, the expected time required for FDA re-application and approval, the expected ramp-up costs to achieve anticipated volumes for the U.S., European and Japanese markets, and the extension of contract manufacturing agreements to provide a supply of injectible anesthetic product until the manufacturing facility can achieve full production under the revised time-line. As a result of the Company's review and its changed expectations, the production of U.S. and Japanese injectible anesthetics from the manufacturing facility is not expected until 2007, and the Company concluded that the indefinite-lived injectible anesthetic intangible asset acquired from AstraZeneca in 2001 became impaired in the third quarter of 2005, resulting in a $131.3 million pre-tax charge ($111.6 million after tax)(See also Note 9 to the Consolidated
Condensed Financial Statements). This impairment does not impact the Company's needle-free Oraqix(R) product.

   The Company has contract manufacturing relationships for the supply of dental injectible anesthetic product for the markets affected by the regulatory delay pending receipt of the necessary approvals. While that supply has been adequate to date, there can be no assurance that the Company will be able to obtain an adequate supply of its injectible anesthetic products in the future in the event that the requisite approvals are not timely received or maintained in each market served by the Company.

   The Company anticipates that the Pharmaceutical division will enhance the Company's overall profitability once the anesthetic filling plant becomes fully operational. Because the manufacturing facility is not expected to begin production for the U.S. or Japanese markets until 2007, we do not anticipate operational improvements until the facility has completed its ramp-up period. We anticipate that we will begin seeing these improvements in 2008.


RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004


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

                                                 Three Months Ended
                                                    September 30,
                                                 2005           2004
                                                 (in millions)
Net Sales                                       $ 416.0       $ 390.0
Precious Metal Content of Sales                   (42.5)        (44.8)
Net Sales Excluding Precious Metal Content      $ 373.5       $ 345.2

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

   Net sales for the quarter ended September 30, 2005 increased $26.0 million, or 6.7%, from the same period in 2004 to $416.0 million. Net sales, excluding precious metal content, increased $28.3 million, or 8.2%, to $373.5 million. Sales growth excluding precious metal content was comprised of 5.4% of internal growth and 0.8% of foreign currency translation and 2.0% related to acquisitions. The 5.4% internal growth was comprised of 7.6% in the United States, 4.7% in Europe and 1.3% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth the dental consumable product category, offset somewhat by lower sales in the dental laboratory product category. In Europe, the low internal growth resulted from lower sales in the dental laboratory category offset by strong growth in the specialty dental and dental consumable product categories. The decrease in the laboratory category was primarily related to reimbursement changes in the German dental market prosthetic procedures which became effective in 2005. The prosthetic area of the German dental market has improved in the third quarter compared to the first and second quarters as the dentists, laboratories, insurance companies and patients have become more familiar with the new reimbursement program and claims are being processed through the system more rapidly. We expect that the German market will again be lower in the fourth quarter of 2005 than the same period in 2004, negatively impacting the European internal growth, however, it should be running at a more normalized run rate. The internal growth of 1.3% in all other regions was largely the result of strong growth in the Asian region, partially offset by lower sales in Brazil and Australia.

Gross Profit

   Gross profit was $209.0 million for the quarter ended September 30, 2005 compared to $198.5 million in 2004, an increase of $10.5 million, or 5.3%. Gross profit, measured against sales including precious metal content, represented 50.2% of net sales in 2005 compared to 50.9% in 2004. The gross profit for the third quarter of 2005, measured against sales excluding precious metal content, represented 56.0% of net sales compared to 57.5% in 2004. This slight margin decline from 2005 to 2004 was due to the decrease in the laboratory product sales in Europe as discussed previously and start-up costs related to the anesthetic manufacturing facility, partially offset by the impact of new products and manufacturing improvements in many of the Company's businesses.


Operating Expenses

   Selling, general and administrative ("SG&A") expense increased $6.0 million, or 4.7%, to $134.3 million during the three months ended September 30, 2005 from $128.3 million in 2004. The 4.7% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $1.0 million. SG&A expenses, measured against sales including precious metal content, decreased to 32.3% in 2005 compared to 32.9% in 2004. SG&A expenses, as measured against sales excluding precious metal content, decreased to 36.0% in 2005 compared to 37.2% in 2004. The higher expense ratio in 2004 primarily resulted from costs related to the launch of the Oraqix(R) product and additional costs related to the Sarbanes-Oxley compliance, partially offset by increased costs in the 2005 period as a result of the initiation of a global tax project using outside consultants.

   During the quarter ended September 30, 2005, the Company recorded restructuring and impairment costs of $131.3 million ($111.6 million after tax). This amount is primarily attributable the impairment of the indefinite-lived injectible anesthetic intangible acquired from AstraZeneca in 2001. This impairment charge was recorded as a result of an event driven impairment analysis conducted in accordance with SFAS 142. (See also Note 9 to the Consolidated Condensed Financial Statements).


Other Income and Expenses

   Net interest and other expenses were $2.9 million during the three months ended September 30, 2005 compared to $5.5 million in 2004. The 2005 period included $2.4 million of net interest expense, $0.1 million of currency transaction gains and $0.6 million of other nonoperating costs. The 2004 period included $5.2 million of net interest expense, $0.1 million of currency transaction losses and $0.2 million of other nonoperating income. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels, lower debt levels and the positive impact of cross currency interest rate swaps put into place in the first quarter of 2005.

Income Taxes/Earnings

   The discussions below contain earnings and earnings per diluted share, excluding the impact of certain one time items. These disclosures excluding the one time impacts provide the reader with earnings and earnings per diluted share results on a comparable basis between periods.

   As the presentation of earnings and earnings per diluted share excluding one time impacts could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net (loss)/earnings and (loss)/earnings per diluted share excluding one time impacts to net earnings and earnings per diluted share excluding one time impacts. Our definitions and calculations of earnings and earnings per diluted share excluding one time impacts and other operating measures derived earnings and earnings per diluted share excluding one time impacts may not necessarily be the same as those used by other companies.

Three Months Ended September 30, 2005 (in thousands, except per share amounts):

                                                           Income      Diluted
                                                          (Expense)   Per Share

Loss from Continuing Operations                          $ (60,805)   $ (0.77)

Charges for Unusual Items:
    Impairment Charge                                      111,595       1.41

Dilutive Effect of Including Potential
    Outstanding Shares on Earnings Per Share (a)                 -      (0.01)

Earnings From Continuing Operations Before Unusual Items  $ 50,790     $ 0.63

(a) For the three months ended September 30, 2005, the dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of 1,324. These shares were excluded from the GAAP calculation of earnings per share due to their antidilutive effect resulting from the loss from continuting operations.

Three Months Ended September 30, 2004 (in thousands, except per share amounts):

                                                           Income      Diluted
                                                         (Expense)    Per Share

Income from Continuing Operations                         $ 46,344      $ 0.57

Charges (Income) for Unusual Items:
    Reduction of Income Taxes for Prior Period Items        (2,848)      (0.04)
    Restructuring Charges                                    1,317        0.02

Earnings From Continuing Operations Before Unusual Items  $ 44,813      $ 0.55

   Management believes that the presentation of earnings and earnings per diluted share excluding the one time impacts provides useful information to investors because of the significance of the impacts on the comparability of the results between periods. Management does not believe that these one time impacts are reflective of normal operating results and as such, believes that the presentation of earnings and earnings per dilutive share excluding the one time impacts provides investors with meaningful comparisons between periods.

   The Company's effective tax rate for the quarter ended September 30, 2005 was negative 2.2% compared to 25.9% for the same period in 2004. The effective rate for 2005 is reflective of the relatively low net tax benefit associated with the impairment of the indefinite-lived injectible anesthetic intangible which was primarily held at a Swiss based entity with a minimal tax rate. The negative impact of the impairment charge on the effective tax rate for the quarter ended September 30, 2005 was 31.2%. The 2004 rate includes benefits of $2.8 million resulting from the resolution of certain tax matters related to prior periods. These benefits reduced the effective tax rate by 4.6% during the quarter ended September 30, 2004.

   Net loss from continuing operations for the third quarter of 2005 of $60.8 million, or $ 0.77 per diluted share was a decrease compared to net income from continuing operations of $46.3 million, or $0.57 per diluted share in the third quarter of 2004. The third quarter of 2005 included the pre-tax charge for impairment of the intangible asset of $131.3 million ($111.6 million after tax), or $1.41 per share. The third quarter of 2004 included a reduction of income taxes of $2.8 million, or $0.04 per diluted share, related to tax matters from prior periods and also included a pretax charge of $2.1 million, or $0.02 per diluted share, related to restructuring activities. Earnings from continuing operations, excluding the items noted above for the third quarter of 2005 and 2004, would have been $50.8 million or $0.63 per diluted share in the third quarter of 2005 compared to $44.8 million or $0.55 per diluted share in the third quarter of 2004, representing an increase of 14.5% in net income per dilutive share.

Operating Segment Results


   In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. These four operating groups are managed by four Senior Vice Presidents and represent our operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 5 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

U.S. Consumable Business/Canada

   Net sales for this group were $89.5 million during the quarter ended September 30, 2005, a 12.2% increase compared to $79.8 million in 2004. Internal growth was 11.2% and currency translation added 1.0% to sales in 2005. The chairside consumable products business and the Oraqix(R) product within the dental anesthetics business, were the strongest portions of this group offset by a lower growth rate in the Canadian business due primarily to inventory adjustments associated with dealer consolidations within that market.

   Operating profit increased $2.4 million during the three months ended September 30, 2005 to $27.5 million compared to $25.1 million in 2004. The increase was primarily related to strong margins on improved sales in the chairside consumable products business offset by increased start-up costs at the Pharmaceutical manufacturing facility outside of Chicago. In addition, operating profit benefited slightly from currency translation.

   During the three months ended September 30, 2005, the Company recorded a $131.3 million ($111.6 million after tax)impairment charge to the indefinite-lived injectible anesthetic intangible. This impairment, which was recorded in restructuring and impairment costs, was a result of the Company's in-depth analysis performed upon the receipt of the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of the pharmaceutical manufacturing facility during the third quarter of 2005. This in-depth analysis included an extensive review of the items identified by the FDA as well as the Company's action plans to address these items. (See also Note 9 to the Consolidated Condensed Financial Statements). This impairment does not impact the Company's needle-free Oraqix(R) product.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $89.6 million during the quarter ended September 30, 2005, a 2.4% increase compared to $87.5 million in 2004. Internal growth was a positive 2.8% with currency translation subtracting 0.4%. The positive growth was a result of significant increases in sales of the consumable businesses in Europe. However, the changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in slower sales in Germany during the third quarter of 2005 which offset the strong consumable business growth. Although the Company believes that the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program, we expect that sales in the German market will be lower in 2005 than the 2004 levels, which will negatively impact the group's internal growth for 2005.

   Operating profit increased $2.2 million during the three months ended September 30, 2005 to $13.6 million from $11.4 million in 2004. The increase in operating profit was driven primarily by the strong sales of the consumable businesses, offset by the weakness in the laboratory products in the German businesses. In addition, operating profit was negatively impacted by currency translation.

Australia/Latin America/Endodontics/Non-dental

   Net sales for this group increased $5.1 million during the quarter ended September 30, 2005, or 6.3%, to $86.2 million from $81.1 million in 2004. Internal growth was 3.8% with currency translation adding 2.5%. Strong growth continued in the group's endodontic and Brazilian businesses offset slightly by decreases in the Australian business.

   Operating profit was $32.2 million during the third quarter of 2005, a $1.2 million decrease from $33.4 million in 2004. The decrease was primarily related to the weakness in the Australian business and higher expenses in the Brazilian business, offset by increases in the endodontic businesses. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   Net sales for this group was $109.1 million during the three months ended September 30, 2005, a 12.6% increase compared to $96.9 million in 2004. Internal growth was 5.0%, currency translation added 0.3% to sales in 2004, and 7.3% was added through acquisitions. Significant growth in the orthodontic and implant businesses was supported by solid growth in the Asian business, offset by weakness in the U.S. laboratory market.

   Operating profit increased $4.3 million during the three months ended September 30, 2005 to $16.5 million from $12.2 million in 2004. The increase in operating profits was driven primarily by the sales growth in the implant, orthodontics and Asian businesses. In addition, operating profit had a slight negative impact from currency translation.


RESULTS OF CONTINUING OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004


Net Sales

   The following is a reconciliation of net sales to net sales excluding precious metal content.

                                               Nine Months Ended
                                                 September 30,

                                               2005          2004
                                                 (in millions)
Net Sales                                     $ 1,267.8     $ 1,228.7
Precious Metal Content of Sales                  (124.2)       (151.7)
Net Sales Excluding Precious Metal Content    $ 1,143.6     $ 1,077.0

   Net sales for the nine months ended September 30, 2005 increased $39.1 million, or 3.2%, from the same period in 2004 to $1,267.8 million. Net sales, excluding precious metal content, increased $66.6 million, or 6.2%, to $1,143.6 million. Sales growth excluding precious metal content was comprised of 2.5% of internal growth, 2.1% of foreign currency translation and 1.6% related to acquisitions. The 2.5% internal growth was comprised of 6.3% in the United States, negative 2.3% in Europe and 3.3% for all other regions combined.

   The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental and dental consumable product categories, partially offset by lower sales in the dental laboratory product category. In Europe, the negative internal growth was driven by the lower sales in the dental laboratory category, partially offset by strong growth in the specialty dental and dental consumable product categories. The decrease in the laboratory category was primarily related to reimbursement issues in the German dental market. The internal growth of 3.3% in all other regions was largely the result of strong growth in the Asian and Middle East/Africa regions, offset by lower sales in Canada and Australia.

Gross Profit


   Gross profit was $645.2 million for the nine months ended September 30, 2005 compared to $614.5 million in 2004, an increase of $30.7 million, or 5.0%. Gross profit, measured against sales including precious metal content, represented 50.9% of net sales in 2005 compared to 50.0% in 2004. The gross profit for the first nine months of 2005, measured against sales excluding precious metal content, represented 56.4% of net sales compared to 57.1% in 2004. The slight margin decline from 2005 to 2004 was driven by the decrease in the laboratory product sales in Europe and start-up costs related to the pharmaceutical manufacturing facility, offset by the impact of new products and manufacturing improvements in many of the Company's businesses.

Operating Expenses


   SG&A expense increased $23.7 million, or 6.0%, to $419.2 million during the nine months ended September 30, 2005 from $395.5 million in 2004. The 6.0% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $8.4 million. SG&A expenses, measured against sales including precious metal content, increased to 33.1% in 2005 compared to 32.2% in 2004. SG&A expenses, as measured against sales excluding precious metal content, remained constant at 36.7% in 2005 and 2004. The 2005 expense ratio was impacted by higher expense ratios related to the acquired businesses, the global tax project and costs related to the biennial International Dental Show ("IDS"), entirely offset by higher costs associated with Sarbanes-Oxley compliance and the Oraqix(R) launch during 2004.

   During the nine months ended September 30, 2005, the Company recorded restructuring and impairment costs of $131.4 million. This amount is primarily attributable to a charge of $131.3 million ($111.6 million after tax) related to the impairment of the indefinite-lived injectible anesthetic intangible acquired from AstraZeneca in 2001. This impairment charge was recorded as a result of an event driven impairment analysis conducted in accordance with SFAS 142. During the nine months ended September 30, 2005, the Company also recorded restructuring and other income of $0.1 million for severance provision adjustments related to the consolidation of certain sales/customer service facilities in Europe and the formation of a European Shared Services Center in Yverdon, Switzerland. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete by the end of the first quarter of 2006. The Company also incurred additional charges of $0.2 million related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete as of September 30, 2005 (See also Note 9 to the Consolidated Condensed Financial Statements).

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

Other Income and Expenses


   Net interest and other expenses were $3.3 million during the nine months ended September 30, 2005 compared to $16.3 million in 2004. The 2005 period included $8.7 million of net interest expense, $5.9 million of currency transaction gains and $0.5 million of other nonoperating costs. The 2004 period included $15.1 million of net interest expense, $0.9 million of currency transaction losses and $0.3 million of other nonoperating costs. The increase in currency transaction gains during 2005 was primarily the result of a transaction involving the transfer of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels, lower debt levels and the positive impact of cross currency interest rate swaps put into place in the first quarter of 2005.

Income Taxes/Earnings


   The following is a reconciliation of earnings and earnings per share to earnings and earnings per share excluding one time impacts.

Nine Months Ended September 30, 2005 (in thousands, except per share amounts):
                                                            Income    Diluted
                                                          (Expense)  Per Share

Income from Continuing Operations                          $ 46,137    $ 0.57

Charges for Unusual Items:
    Impairment Charge                                       111,595      1.37
    Reduction of Income Taxes for Prior Period Items         (2,108)    (0.03)

Earnings From Continuing Operations Before Unusual Items  $ 155,624    $ 1.91

Nine Months Ended September 30, 2004 (in thousands, except per share amounts):

                                                            Income    Diluted
                                                          (Expense)  Per Share

Income from Continuing Operations                         $ 141,334    $ 1.73

Charges (Income) for Unusual Items:
    Reduction of Income Taxes for Prior Period Items         (4,086)    (0.05)
    Restructuring Charges                                     2,143      0.03

Earnings From Continuing Operations Before Unusual Items  $ 139,391    $ 1.70

   The Company's effective tax rate for the nine months ended September 30, 2005 increased to 49.5% from 29.2% for the same period in 2004. The effective rate for the 2005 period is reflective of the relatively low net tax benefit associated with the impairment of the indefinite-lived injectible anesthetic intangible which was primarily held at a Swiss based entity with a minimal tax rate. The 2005 period is also reflective of a net tax benefit of $2.1 million from the reversal of previously accrued taxes from prior year tax matters. The negative impact of the impairment charge and the net tax benefit on the effective tax rate for the 2005 period was 19.4%. The 2004 period is reflective of a net tax benefits of $4.1 million from the reversal of previously accrued taxes from the settlement of prior years' tax audits. The impact of the net tax benefit on the effective tax rate for the 2004 period was 2.0%.

   Income from continuing operations for the nine months ended September 30, 2005 of $46.1 million, or $ 0.57 per diluted share was a decrease compared to net income from continuing operations of $141.3 million, or $1.73 per diluted share for the same period in 2004. The 2005 period included the after tax charge for impairment of the intangible asset of $111.6 million, or $1.37 per diluted share, as well as a net tax benefit of $2.1 million, or $0.03 per diluted share, from the reversal of previously accrued taxes from the settlement of prior years' tax audits. The 2004 period included a reduction of income taxes of $4.1 million, or $0.05 per diluted share, related to tax matters from prior periods and also included an after tax charge of $2.1 million, or $0.03 per diluted share, related to restructuring activities. Earnings from continuing operations, excluding the items noted above for the nine months ended September 30, 2005 and 2004, would have been $154.5 million, or $1.90 per diluted share, compared to $139.4 million, or $1.70 for the same period during 2004, representing an increase of 11.8% in net income per dilutive share.


Discontinued Operations

   In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

   Income from discontinued operations was $42.9 million and $0.53 per diluted share for the nine months ended September 30, 2004, which was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

U.S. Consumable Business/Canada

   Net sales for this group were $255.8 million during the nine months ended September 30, 2005, an 8.4% increase compared to $235.9 million in 2004. Internal growth was 7.5% and currency translation added 0.9% to sales in 2005. The chairside consumable products business and the Oraqix(R) product within the dental anesthetics business were the strongest portions of this group driving the 7.5% internal growth.

   Operating profit decreased $0.2 million during the nine months ended September 30, 2005 to $71.2 million compared to $71.4 million in 2004. The decrease was related to non-capitalizable costs associated with the pharmaceutical manufacturing facility outside of Chicago, offset by strong margins on improved sales in the chairside consumable products business. In addition, operating profit benefited slightly from currency translation.

   During the nine months ended September 30, 2005, the Company recorded a $131.3 million ($111.6 million after tax) impairment charge to the indefinite-lived injectible anesthetic intangible. This impairment, which was recorded in restructuring and impairment costs, was a result of the Company's in-depth analysis performed upon the receipt of the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of the pharmaceutical manufacturing facility during the third quarter of 2005. This in-depth analysis included an extensive review of the items identified by the FDA as well as the Company's action plans to address these items. (See also Note 9 to the Consolidated Condensed Financial Statements). This impairment does not impact the Company's needle-free Oraqix(R) product.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

   Net sales for this group were $288.4 million during the nine months ended September 30, 2005, a 3.7% decrease compared to $299.3 million in 2004. Internal growth was negative 6.8% with currency translation adding 3.1%. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in slower sales in Germany during the first nine months of 2005 which was the primary driver of the negative 6.8% internal sales growth. Although the Company believes that the German dental market will improve as the dentists, laboratories, insurance companies and patients become more familiar with the new reimbursement program, we expect that sales in the German market will be lower in 2005 than the 2004 levels, which will negatively impact the group's internal growth for 2005.

   Operating profit decreased $9.7 million during the nine months ended September 30, 2005 to $36.9 million from $46.6 million in 2004. The reduction in operating profit was driven primarily by lower sales, particularly in the German businesses. In addition, operating profit benefited from currency translation.

Australia/Latin America/Endodontics/Non-dental

   Net sales for this group increased $18.8 million during the nine months ended September 30, 2005, or 7.6%, to $266.6 million from $247.8 million in 2004. Internal growth was 4.9% with currency translation adding 2.7%. Continued solid growth was shown in the endodontic business along with strong growth in the non-dental business and strong growth throughout the Latin American businesses, excluding Brazil, offset slightly by decreases in the Australian business.

   Operating profit was $109.5 million during the first nine months of 2005, a $5.1 million increase from $104.4 million in 2004. The increase was primarily related to the continued strength of the endodontic business. The non-dental business also improved this group's operating profit partially offset by the Australian and Brazilian businesses. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

   Net sales for this group were $335.2 million during the nine months ended September 30, 2005, a 12.9% increase compared to $297.0 million in 2004. Internal growth was 5.8%, currency translation added 1.5% to sales in 2004, and 5.6% was added through acquisitions. Significant growth in the implant, orthodontic and Asian businesses was supported by solid growth in the Japanese business, offset by weakness in the U.S. laboratory markets.

   Operating profit increased $15.8 million during the nine months ended September 30, 2005 to $56.3 million from $40.5 million in 2004. The increase in operating profits was driven primarily by the sales growth in the implant, orthodontics and Asian businesses. In addition, operating profit benefited from currency translation.

CRITICAL ACCOUNTING POLICIES

   There have been no material changes to the Company's disclosure in its 2004 Annual Report on Form 10-K filed March 16, 2005


LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2005


   Cash flows from operating activities during the nine months ended September 30, 2005 were $131.8 million compared to $184.5 million during 2004. The decrease of $52.7 million was primarily the result of unfavorable working capital changes, most notably with respect to receivables and inventories. Also contributing to this decline, was the payment of a patent litigation settlement and decreased tax benefits related to a lower level of stock option exercise activity versus the prior year, offset somewhat by higher earnings.

   Investing activities during the first nine months of 2005 include capital expenditures of $30.3 million. The Company expects that capital expenditures will range from $45 million to $50 million for the full year of 2005. Acquisition-related activity for the period ended September 30, 2005 was $17.3 million which was primarily related to the acquisitions of GAC SA, Raintree Essix and Glenroe Technologies (see Note 4 to the Consolidated Condensed Financial Statements).

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company was able to repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005 the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. As a result of this program, the Company repurchased 2,981,278 shares at an average cost per share of $54.86 and a total cost of $163.6 million during the in the first nine months of 2005. During 2005, the Company also settled on 30,000 shares that were purchased in 2004 at a cost of $1.7 million. As of September 30, 2005, the Company held 2,963,529 shares of treasury stock. The Company also received proceeds of $18.9 million as a result of the exercise of 774,125 stock options during the nine months ended September 30, 2005.

   The Company's long-term borrowings decreased by a net of $13.4 million during the period ended September 30, 2005. This net change included debt payments of $48.7 million, offset by additional borrowings of $37.0 million with the remaining decrease being primarily related to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the period ended September 30, 2005, the Company's ratio of long-term debt to total capitalization increased to 35.3% compared to 35.1% at December 31, 2004.

   Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2005, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million and $37 million was outstanding under the commercial paper facilities at September 30, 2005.

   The Company also has access to $56.5 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

   At September 30, 2005, the Company had unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $412.7 million.

   At September 30,2005, the Company held $58.5 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

   The Company's cash balance was $398.6 million at September 30, 2005. The Company has accumulated cash to this level rather than reduce debt due to pre-payment penalties that would be incurred in retiring debt and the related interest rate swap agreements in addition to the low cost of this debt, net of earnings on the cash. The Company anticipates that cash will build throughout 2005, subject to any uses of cash for acquisitions, stock purchases and potential debt prepayment.

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

   There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and has brought in seven locations during the first nine months of 2005 and expects the remaining European locations to be complete by the end of the first quarter of 2006.

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

   On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. As the result of a recent decision by a California Appellate Court, the plaintiffs have filed an appeal to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   In December 2004 the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of stock in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005 the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. During the quarter ended September 30, 2005, the Company had the following activity with respect to this repurchase program:

                                                                   Number Of
                                                                  Shares That
                                                               May be Purchased
                    Total Number   Total Cost   Average Price  Under The Share
                      Of Shares     Of Shares     Paid Per        Repurchase
Period                Purchased     Purchased       Share           Program
                              (in thousands, except per share amounts)
July 1-31, 2005              -           $ -          $ -             899.0
August 1-31, 2005        907.3        48,181         53.10              7.4
September 1-30, 2005         -             -             -          2,536.5
                         907.3      $ 48,181       $ 53.10



Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended September 30, 2005.

Item 6 - Exhibits

(a)   Exhibits

    31  Section 302 Certification Statements.
    32  Section 906 Certification Statement.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


November 3, 2005                /s/ Gerald K. Kunkle, Jr.
Date                                Gerald K. Kunkle, Jr.
                                    Chairman and
                                    Chief Executive Officer



November 3, 2005                /s/ William R. Jellison
Date                                William R. Jellison
                                    Senior Vice President and
                                    Chief Financial Officer