Form 10-K
period 2005-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-03-14
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 For the fiscal year ended December 31, 2005
                         Commission file number 0-16211

                           DENTSPLY International Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 39-1434669
  (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        221 West Philadelphia Street, York, Pennsylvania   17405-0872
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2005, was $3,986,847,108.

The number of shares of the registrant's Common Stock outstanding as of the close of business on March 10, 2006 was 79,020,253.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2006 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

                                     PART I
Item 1.  Business

     Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Part I of this Annual Report on Form 10-K.


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

     Through the year ended December 31, 2005, the Company operated within four operating segments all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories:
1) Dental consumables, 2) Dental laboratory products, and 3) Specialty dental products. In January 2006, the Company reorganized its operating group structure by consolidating into three operating groups. These operating groups do not align with the three principle product categories which are discussed in the principle product section. Reporting under the new group structure will begin in the first quarter of 2006. Sales of the Company's dental products accounted for approximately 97.5% of DENTSPLY's consolidated sales for the year ended December 31, 2005. The remaining 2.5% of consolidated sales are primarily related to materials sold to the investment casting industry.

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

     For 2005, 2004, and 2003, the Company's sales to customers outside the United States, including export sales, accounted for approximately 59%, 60% and 58%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

     As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations on operating income are partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. Reference is made to the information regarding foreign exchange risk management activities set forth in Quantitative and Qualitative Disclosure About Market Risk under Item 7A and Note 16 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

     The success of the Company is largely dependent upon the continued strength of dental markets and the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company's results of operations and financial condition. In addition, many of the Company's markets are affected by government reimbursement and regulatory programs. Changes to these programs could have a positive or negative impact on the Company's results.

     Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 10% of the outstanding common stock of DENTSPLY.


Principal Products

     The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumables, dental laboratory products and dental specialty products. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS(R), AQUASIL(TM), AQUASIL ULTRA(TM), BIOPURE(TM), CAULK(R), CAVITRON(R), CERAMCO(R), CERCON(R), CITANEST(R), DELTON(R), DENTSPLY(R), DETREY(R), ELEPHANT(R), ESTHET.X(R), FRIADENT(R), FRIALIT(R), GAC ORTHOWORKS(TM), GOLDEN GATE(R), IN-OVATION(TM), INTERACTIVE MYSTIQUE(TM), MAILLEFER(R), MIDWEST(R), NUPRO(R), ORAQIX(R), PEPGEN P-15(TM), POLOCAINE(R), PRIME & BOND(R), PROFILE(R), PROTAPER(TM), RINN(R), R&R(R), SANI-TIP(R), SEAL&PROTECT(TM), SHADEPILOT(TM), THERMAFIL(R), TRUBYTE(R), XENO(R) and XYLOCAINE(R).

Dental Consumables. Consumable products consist of dental sundries used in dental offices in the treatment of patients and small equipment used by the dental professional. DENTSPLY's products in this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners, and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than one hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers. Sales of general dental consumables accounted for approximately 36% and 34% of the Company's consolidated sales for the years ended December 31, 2005 and 2004, respectively.

Dental Laboratory Products. Laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY's products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramics systems and porcelain furnaces. Sales of dental laboratory products accounted for approximately 28% and 33% of the Company's consolidated sales for the years ended December 31, 2005 and 2004, respectively.

Dental Specialty Products. Specialty dental products are used for specific purposes within the dental office and laboratory settings. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, implants, and orthodontic appliances and accessories. Sales of specialty products accounted for approximately 34% and 31% of the Company's consolidated sales for the years ended December 31, 2005 and 2004, respectively.

Markets, Sales and Distribution

     DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. During 2005, one customer, Henry Schein Incorporated, accounted for 11.1% percent of DENTSPLY's consolidated net sales. No other single customer represented ten percent or more of DENTSPLY's consolidated net sales during 2005 and no single customer represented ten percent or more of DENTSPLY's consolidated net sales during 2004.

     Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

     Although much of its sales are made to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through" marketing approach, DENTSPLY employs approximately 1,800 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its educational centers located throughout the world in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company's products.

     DENTSPLY believes that demand in a given geographic market for dental procedures and products, varies according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY's dental products can be categorized into the following two stages of development:

     The United States, Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditures on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protection against infection and patient cross-contamination.

     In certain countries in Central America, South America, Eastern Europe, the Pacific Rim, Middle East and Africa, most dental care is often limited to the excavation and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental care. These markets demand diverse products such as high and low speed handpieces, restorative compounds, finishing devices, custom restorative devices, basic surgical instruments, bridgework and artificial teeth for dentures.

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

     The Company believes that the market for its products will grow based on the following factors:

o Increasing worldwide population.

o Growth of the population 65 or older - The percentage of the United States, European, Japanese and other regions population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

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


Product Development

     Technological innovation and successful product development are critical to strengthening the Company's prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share, and increasing market share in product categories where gains are possible. While many of DENTSPLY's existing products undergo evolutionary improvements, the Company also continues to successfully launch innovative products that represent fundamental change. Its research centers throughout the world employ approximately 350 scientists, Ph.D.'s, engineers, technicians and support staff dedicated to research and product development. The Company directly invested approximately 3% of net sales during the years ended December 31, 2005, 2004 and 2003, or $47.0 million, $44.6 million, and $43.3 million, respectively, in connection with the development of new products and in the improvement of existing products. In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements and by purchasing technologies developed by other third parties.

     The benefits from the Company's advanced technology function, which was established in 2004 to focus on new and emerging technologies in dentistry, were evident in 2005 as discussed in the Overview section of Management's Discussion and Analysis. The continued development of this function is a critical step in meeting the Company's strategic goal of taking a leadership role in defining the future of dentistry.

     There can be no assurance that DENTSPLY will be able to continue to develop innovative products or that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment will not be introduced that could render the Company's current products obsolete.


Acquisition Activities

      DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, during the past five years, the Company has made several acquisitions including three significant acquisitions made during 2001. These acquisitions included the Degussa Dental Group, Friadent GmbH and the dental injectable anaesthetic assets of AstraZeneca. In addition to these significant acquisitions, the Company has also continued to make smaller acquisitions, including a group of three orthodontic companies acquired by the Company during 2005. The Company continues to view acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the

Company's core growth and assure ongoing expansion of its business. In addition, acquisitions have provided DENTSPLY with new technologies and additional product and geographic breadth. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management's attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available to it on terms that restrict its business or that impose additional costs that reduce its operating results.


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

     The Company has completed or is in progress of completing a number of key initiatives around the world that are focused on helping the Company improve its sales and operating margins.

o The Company formed Dentsply North America, which is a sales organization that effectively combines the field and sales management functions for the United States' distributor businesses.

o A Corporate Purchasing office was established to leverage the buying power of Dentsply around the world and reduce the Company's product costs through lower prices and reduced related overhead.

o The Company has centralized its warehousing and distribution in North America and Europe. While the initial gains from this strategy have been realized, ongoing efforts are in place to maximize additional opportunities that can be gained through improving the Company's functional expertise in supply chain management.

o The Company considers the implementation of lean manufacturing techniques as a fundamental part of its supply chain strategy. With a focus on reducing non-value added activities, over the last decade, numerous manufacturing sites have dramatically reduced inventory levels, increased space utilization and improved labor productivity. This was accomplished while reducing manufacturing lead times and improving the Company's delivery performance to dealers and end-users.

o DENTSPLY has seen improved productivity and cost reductions from the operation of a North American Shared Services group. As a result, the Company is currently in the process of finalizing the transition of certain processes in Europe to a Shared Services group in Yverdon, Switzerland which it expects to be fully implemented in 2006.

o Information technology initiatives are underway to generate enhanced worldwide financial data; to standardize worldwide telecommunications; implement improved manufacturing, customer relations management (CRM) and financial accounting systems; and to train IT users to maximize the capabilities of global systems.

o DENTSPLY continues to pursue opportunities to leverage its assets by consolidating business units where appropriate and to optimize its diversity of worldwide manufacturing capabilities.

o DENTSPLY is in the process of developing a new business system which will provide a framework of best in class tools to help streamline decision making, gain efficiencies and accelerate internal growth by setting standards across all key areas of the business.

Financing

     DENTSPLY's total long-term debt, including the current portion of long-term debt, at December 31, 2005 was $680.9 million and the ratio of long-term debt to total capitalization was 35.4%. This capitalization ratio is down from 54.4% at December 31, 2001, the quarter in which the Degussa Dental acquisition was completed. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total stockholders equity. DENTSPLY may incur additional debt in the future, including, but not limited to, the funding of additional acquisitions and capital expenditures. DENTSPLY's ability to make payments on its indebtedness, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control. Although Management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt and operate its business.

     The Company's cash decreased $71.8 million during the year ended December 31, 2005 to $434.5 million. In 2005, the Company repaid $60.1 million of maturing long-term borrowings and repurchased $164.8 million in treasury stock. The Company continued to maintain significant cash balances during 2005 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt prior to its due date due to the low cost of the debt, net of earnings on the cash. The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and/or funds available to the Company under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

     DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios which it is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provision is triggered. At December 31, 2005, the Company was in compliance with these covenants.

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

Regulation

     The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for such products. The introduction and sale of dental products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the foreign regulatory requirements that are applicable to its products and manufacturing operations.

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

     All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA pre-market approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination. In Europe, in particular in Scandinavia and Germany, the contents of mercury in amalgam filling materials has been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use for amalgam filling materials to include a precaution against the use of amalgam for children under eighteen years of age and to women of childbearing age. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.


Sources and Supply of Raw Materials and Finished Goods

    All of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are available from numerous sources. No single supplier accounts for a significant percentage of DENTSPLY's raw material requirements.

     There are a limited number of suppliers for the dental injectable anesthetic products sold by the Company. While the Company had some supply disruptions in 2005 and anticipates some supply disruptions in 2006, the Company currently has contract manufacturing relationships for the supply of dental injectable anesthetic product for most of the markets served by the Company. There can be no assurance that the Company will be able to obtain an adequate supply of its injectable anesthetic products in the future.

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


Employees

     As of December 31, 2005, the Company and its subsidiaries employed approximately 8,000 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2008. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2006. In addition, approximately 35% of DeguDent employees and 25% of DeTrey employees, two of the Company's German operating units, are represented by labor unions. The Company provides pension and postretirement benefits to many of these employees (see Note 14 to the consolidated financial statements). The Company believes that its relationship with its employees is good.

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

     100 F Street, NE
     Washington, D.C. 20549

     The public may obtain information on the operation of this Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, since the Company is an electronic filer, the public may access reports, the proxy and information statements and other information filed or furnished by the Company at the Internet site maintained by the SEC (http://www.sec.gov).

Item 1A.  Risk Factors

     Following are the significant risk factors that could materially impact DENTSPLY's business. These risk factors are also discussed in more detail and in context throughout Part I, Item 1 of this Annual Report on Form 10-K.

     The success of the Company is largely dependent upon the continued strength of dental markets and the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company's results of operations and financial condition. In addition, many of the Company's markets are affected by government reimbursement and regulatory programs. In certain markets, government and regulatory programs have a more significant impact than other markets. Changes to these programs could have a positive or negative impact on the Company's results.

     DENTSPLY has identified new products as an important part of its growth opportunities. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitor's new products will not be introduced that could render the Company's products obsolete.

     The Company continues to view acquisitions as a key part of its growth strategy. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management's attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available to it on terms that restrict its business or that impose additional costs that reduce its operating results.

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

     DENTSPLY, with its significant international operations, is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade and the impact of currency fluctuations in any given period can be favorable or unfavorable.

     DENTSPLY's business is subject to periodic review and inspection by the FDA and similar foreign authorities to monitor DENTSPLY's compliance with the regulations administered by such authorities. There can be no assurance that these authorities will not raise compliance concerns. Failure to satisfy any such requirements can result in governmental enforcement actions, including possible product seizure, injunction and/or criminal or civil proceedings.

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

     Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 10% of the outstanding common stock of DENTSPLY.

ITEM 1B.   Unresolved Staff Comments

None

Item 2.  Properties

         The following is a current list of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2005:

                                                                                                           Leased
        Location                                    Function                                              or Owned
 United States:

 Los Angeles, California (1)         Manufacture and distribution of investment                             Leased
                                     casting products

 Yucaipa , California (2)            Manufacture and distribution of dental                                 Owned
                                     laboratory products and dental ceramics

 Lakewood, Colorado (2)              Manufacture and distribution of bone grafting                          Leased
                                     materials and hydroxylapatite plasma-feed coating
                                     materials and distribution of dental implant poducts

 Milford, Delaware (3)               Manufacture of consumable dental products                              Owned

 Des Plaines, Illinois (3)           Manufacture and assembly of dental handpieces                          Leased

 Elgin, Illinois (3)                 Manufacture of dental x-ray film holders, film                         Owned
                                     mounts and accessories

 Elgin, Illinois (3)                 Manufacture of dental x-ray film holders, film                        Leased
                                     mounts and accessories

 Maumee, Ohio (1)                    Manufacture and distribution of investment                             Owned
                                     casting products

 York, Pennsylvania (2)              Manufacture and distribution of artificial teeth                       Owned
                                     and other dental laboratory products;

 York, Pennsylvania (3)              Manufacture of small dental equipment and                              Owned
                                     preventive dental products

 Johnson City, Tennessee (1)         Manufacture and distribution of endodontic                             Leased
                                     instruments and materials

 Bohemia, New York (2)               Manufacture and distribution of orthodontic                           Leased
                                     products and materials

 Middletown, Pennsylvania (5)        Distribution of Dental Products                                       Leased

 Foreign:

 Catanduva, Brazil (1)               Manufacture and distribution of dental                                 Owned
                                     anesthetic products

 Petropolis, Brazil (1)              Manufacture and distribution of artificial teeth                       Owned
                                     and consumable dental products

 Tianjin, China (2)                  Manufacture and distribution of dental products                        Leased

 Plymouth, England (4)               Manufacture of dental hand instruments                                 Leased

 Ivry Sur-Seine, France (4)          Manufacture and distribution of investment                             Leased
                                     casting products

 Bohmte, Germany (4)                 Manufacture and distribution of dental                                 Owned
                                     laboratory products

                                                                                                           Leased
        Location                                       Function                                            or Owned
 Hanau, Germany (4)                  Manufacture and distribution of precious metal                         Owned
                                     dental alloys, dental ceramics and dental
                                     implant products

 Konstanz, Germany (4)               Manufacture and distribution of consumable                             Owned
                                     dental products

 Mannheim, Germany (2)               Manufacture and distribution of dental                                 Owned
                                     implant products

 Munich, Germany (1)                 Manufacture and distribution of endodontic                             Owned
                                     instruments and materials

 Radolfzell, Germany (5)             Distribution of dental products                                        Leased

 Rosbach, Germany (4)                Manufacture and distribution of dental ceramics                        Owned

 Nasu, Japan (2)                     Manufacture and distribution of precious metal                         Owned
                                     dental alloys, consumable dental products and
                                     orthodontic products

 Hoorn, Netherlands (4)              Manufacture and distribution of precious metal                         Owned
                                     dental alloys and dental ceramics

 Las Piedras, Puerto Rico (2)        Manufacture of crown and bridge materials                              Owned

 Ballaigues, Switzerland (1)         Manufacture and distribution of endodontic                             Owned
                                     instruments

 Ballaigues, Switzerland (1)         Manufacture and distribution of endodontic                             Owned
                                     instruments, plastic components and
                                     packaging material

 Le Creux, Switzerland (1)           Manufacture and distribution of endodontic                             Owned
                                     instruments

(1)- These properties are included in the Australia/Latin
     America/Endodontics/Non-Dental segment.
(2)- These properties are included in the U.S. Dental Laboratory
     Business/Implants/Orthodontics/Japan/Asia segment.
(3)- These properties are included in the U.S. Consumable Business/Canada segment.
(4)- These properties are included in the Dental Consumables - Europe, CIS, Middle East, Africa/European Dental Laboratory Business.
(5)- These properties are distribution warehouses not managed by named segments.

      In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other United States and international locations. Most of the various sites around the world that are used exclusively for sales and distribution are leased.

      The Company also owns it's corporate headquarters located in York, Pennsylvania and a facility in Elk Grove Village Illinois that was the anticipated manufacturing site for the dental pharmaceutical products discussed in the Pharmaceutical Business section of Management's Discussion and Analysis (MD&A). As discussed in the MD&A, the Company has made the decision to close this facility, and as such it is no longer a principle manufacturing or distribution site.

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals and the Third Circuit reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The effect of this decision will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S., which affects less than 2.5% of the Company's net sales. While the Company believes its tooth distribution practices do not violate the antitrust laws, the Company is confident that it can continue to develop this business regardless of the final legal outcome.

     Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court upheld the decision of the District Court in dismissing the Plaintiffs' damages claims, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance agreements between the Company and its tooth dealers. The Plaintiffs have filed a petition with the U.S. Supreme Court asking it to review this decision of the Third Circuit. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine if they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. As the result of a recent decision by a California Appellate Court, the plaintiffs have filed an appeal to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to their policy limits.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 10, 2006.


Name                    Age                  Position

Gerald K. Kunkle Jr.    59     Chairman of the Board and Chief Executive Officer
Bret W. Wise            45     President and Chief Operating Officer
Christopher T. Clark    44     Senior Vice President
William R. Jellison     48     Senior Vice President and Chief Financial Officer
Rudolf Lehner           48     Senior Vice President
Rachel P. McKinney      48     Senior Vice President
James G. Mosch          48     Senior Vice President
J. Henrik Roos          48     Senior Vice President
Brian M. Addison        51     Vice President, Secretary and General Counsel

     Gerald K. Kunkle Jr. was elected Chairman of the Board on May 11, 2005 and Chief Executive Officer of the Company effective January 1, 2004. Prior thereto, Mr. Kunkle served as Vice Chairman of the Board since January 2004 and President and Chief Operating Officer since January 1997. Prior to joining DENTSPLY, Mr. Kunkle served as President of Johnson and Johnson's Vistakon Division, a manufacturer and marketer of contact lenses, from January 1994 and, from early 1992 until January 1994, was President of Johnson and Johnson Orthopedics,
Inc., a manufacturer of orthopedic implants, fracture management products and trauma devices.

     Bret W. Wise was named President and Chief Operating Officer of the Company effective January 1, 2006. Prior to that time, Mr. Wise was Executive Vice President since January 10, 2005 and oversaw the Operating Groups headed by Christopher Clark and Rudolf Lehner in addition to the Corporate Planning and Business Development and Corporate Research and Development functions. Prior to that time, he was Senior Vice President and Chief Financial Officer of the Company since December 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporation in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP.

      Christopher T. Clark was named Senior Vice President effective November 1, 2002 and oversees the following areas: Dentsply North America Sales Organization; and the DENTSPLY Canada, DENTSPLY Pharmaceutical, DENTSPLY Professional, Dentsply Rinn and L.D. Caulk operating units. Through December 31, 2004, he was responsible for the following areas: North American Group Marketing and Administration; Alliance and Government Sales; and the Ransom and Randolph, DENTSPLY Sankin, L.D. Caulk, and DeDent operating units. Prior to this appointment, Mr. Clark served as Vice President and General Manager of the Gendex operating unit since June 1999. Prior to that time, he served as Vice President and General Manager of the Trubyte operating unit since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Trubyte Operating Unit since September 1992 when he started with the Company.

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

     Rachel P. McKinney was named Senior Vice President, Global Human Resources effective December 25, 2005. Prior to that time, she was Vice President, Human Resources since March of 2003. Prior to that time, she held leadership positions in human resources at Compaq Computer Corporation, Burger King Corporation, Miller Brewing Company, Air Product and Chemical Company and Aetna/Partners National Health Plans.

     J. Henrik Roos was named Senior Vice President effective June 1, 1999 and oversees the following operating units: CeraMed, Dentsply Asia, Dentsply Prosthetics, Dentsply Sankin, Friadent, GAC, GAC S.A., Glenroe and Raintree. Through December 31, 2004, he was responsible for the following operating units:
CeraMed, Dentsply Prosthetics, Friadent and GAC. Prior to his Senior Vice President appointment, Mr. Roos served as Vice President and General Manager of the Company's Gendex division from June 1995 to June 1999. Prior to that, he served as President of Gendex European operations in Frankfurt, Germany since joining the Company in August 1993.

     Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that he was Assistant Secretary and Corporate Counsel since December 1994. Prior to that he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick, and prior to that he was Senior Counsel at Hershey Foods Corporation.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information set forth under the caption "Supplemental Stock Information" is filed as part of this Annual Report on Form 10-K.

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2005.


                                                                                              Number Of
                                                                                             Shares That
                                                                                          May be Purchased
                                    Total Number       Total Cost      Average Price       Under The Share
                                      Of Shares         Of Shares         Paid Per           Repurchase
Period                                Purchased         Purchased          Share               Program
                                                   (in thousands, except per share amounts)

October 1-31, 2005                             21.7           $ 1,163          $ 53.59         2,670.4
November 1-30, 2005                               -                 -              $ -         2,931.0
December 1-31, 2005                               -                 -              $ -         2,966.7
                                              -----            ------
                                               21.7           $ 1,163           $ 53.59


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

Item 8.  Financial Statements and Supplementary Data

     The information set forth under the captions " Management's Report on Internal Control Over Financial Reporting," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" is filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.  Controls and Procedures


     (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective.

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

      (c) Changes in Internal Controls Over Financial Reporting

      There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Executive Compensation" in the 2006 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2006 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     No relationships or transactions are required to be reported.


Item 14.  Principal Accountant Fees and Services

     The information set forth under the caption "Relationship with Independent Registered Public Accounting Firm" in the 2006 Proxy Statement is incorporated herein by reference.


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

         Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003 Consolidated Balance Sheets - December 31, 2005 and 2004 Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 31, 2005, 2004 and 2003 Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003 Notes to Consolidated Financial Statements

         2 Financial Statement Schedule

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


Exhibit
Number                                                 Description

3.1        Restated Certificate of Incorporation (10)
3.2        By-Laws, as amended (9)
4.1.       (a) United States Commercial Paper Issuing and paying Agency
           Agreement dated as of August 12,1999 between the Company and the
           Chase Manhattan Bank. (7)
      (b)  United States Commercial Paper Dealer Agreement dated as of March 28,
           2002 between the Company and Salomon Smith Barney Inc. (11)
      (c)  United States Commercial Paper Dealer Agreement dated as of April 30,
           2002 between the Company and Credit Suisse First Boston Corporation. (11)
      (d)  Euro Commercial Paper Note Agreement dated as of July 18, 2002 between the Company and Citibank International plc. (11) (e) Euro Commercial Paper
           Dealer Agreement dated as of July 18, 2002 between the Company and
           Citibank International plc and
           Credit Suisse First Boston (Europe) Limited. (11)
4.2   (a)  Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the Company and Prudential
           Insurance Company of America. (8)
      (b)  First Amendment to Note Agreement dated September 1, 2001 between the
           Company and Prudential Insurance Company of America. (9)
4.3        5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 9, 2005 among the Company, the
           Initial Lenders named therein, the banks named therein, Citibank N.A. as Administrative Agent, JPMorgan Chase Bank, N.A.
           as Syndication Agent, Harris Trust and Savings Bank, Manufacturers and Traders Trust Company, and Wachovia Bank, N.A.
           as Co-Documentation Agents, and Citigroup Global Markets, Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers
           and Joint Bookrunners. (9)
4.4   (a)  Eurobonds Agency Agreement dated December 13, 2001 between the Company and Citibank, N.A. (9)
      (b)  Eurobond Subscription Agreement dated December 11, 2001 between the
           Company and Credit Suisse First Boston (Europe) Limited, UBS AG, ABN
           AMRO Bank N.V., First Union Securities, Inc.; and Tokyo-Mitsubishi
           International plc (the Managers). (9)
      (c)  Pages 4 through 16 of the Company's Eurobond Offering Circular dated
           December 11, 2001. (9) 10.1 1993 Stock Option Plan (2)
10.2       1998 Stock Option Plan (1)
10.3       2002 Amended and Restated Equity Incentive Plan
10.4  (a)  Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (8)
      (b)  Plan Recordkeeping Agreement for the Company's Employee Stock
           Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (8)
11         Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (4)*
11         Employment Agreement dated October 11,1996 between the Company and Gerald K. Kunkle Jr. (5)*
11         Employment Agreement dated April 20, 1998 between the Company and William R. Jellison  (6)*
11         Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (6)*
11         Employment Agreement dated June 1, 1999 between the Company and J. Henrik Roos (7)*
10.10      Employment Agreement dated October 1, 2001 between the Company and Rudolf Lehner (9)*
10.11      Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark (11)*
10.12      Employment Agreement dated November 1, 2002 between the Company and James G. Mosch (11)*
10.13      Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise (11)*
10.14      DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997 (5)*
10.15      Board Compensation Arrangement

Exhibit
Number                                                 Description

10.16      Supplemental Executive Retirement Plan effective January 1, 1999 * (13)
10.17      Written Description of the Amended and Restated Incentive Compensation Plan
10.18      AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments
           Holdings, S.A. (8)
10.19      Sale and Purchase Agreement of Gendex Equipment Business between the Company and Danaher Corporation Dated
           December 11, 2003. (12)
10.20 (a)  Precious metal inventory Purchase and Sale Agreement dated November 30, 2001 between Fleet Precious Metal Inc.
           and the Company. (9)
      (b)  Precious metal inventory Purchase and Sale Agreement dated December
           20, 2001 between JPMorgan Chase Bank and the Company. (9)
      (c)  Precious metal inventory Purchase and Sale Agreement dated December
           20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company.
           (9)
10.21      Rental Contract between Hesta Beteiligungsgesellschaft GmbH and Dentsply DeTrey GmbH effective January 1, 2004. (13)
14         DENTSPLY International Inc. Code of Business Conduct and Ethics
21         Subsidiaries of the Company
23         Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31         Section 302 Certification Statements
32         Section 906 Certification Statement

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

(13) Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 0-16211.

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

         (2) Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.


SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

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
                                                                          (in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
                                  2003      18,492             569          (29)            (4,771)       2,041      16,302
                                  2004      16,302           2,126         (133)            (1,997)         926      17,224
                                  2005      17,224           2,063         (581)            (2,884)      (1,031)     14,791

Allowance for trade discounts:

For Year Ended December 31,
                                  2003       1,091           1,494           19             (1,681)         139       1,062
                                  2004       1,062           1,655          (24)            (1,605)          70       1,158
                                  2005       1,158           1,111            -             (1,781)         (20)        468

Inventory valuation reserves:

For Year Ended December 31,
                                  2003      30,670            2,845         (22)            (3,418)       3,037      33,112
                                  2004      33,112            3,173      (2,357) (a)        (7,308)       1,278      27,898
                                  2005      27,898            1,994        (682)            (2,360)      (1,743)     25,107

Deferred tax asset valuation allowance:

For Year Ended December 31,
                                  2003       5,956            5,764           -             (2,596)       1,139      10,263
                                  2004      10,263          11,951            -               (375)       1,582      23,421
                                  2005      23,421          19,928            -               (604)      (3,161)     39,584

(a) Related primarily to the sale of Gendex.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                                                           Year ended December 31,

                                                    2005            2004             2003            2002             2001
                                                               (dollars in thousands, except per share amounts)

Statement of Income Data:
  Net sales                                       $ 1,715,135     $ 1,694,232     $ 1,567,994      $ 1,415,893     $ 1,044,252
  Net sales without precious metal content          1,543,916       1,481,872       1,364,346        1,230,371         993,956
  Gross profit                                        869,018         846,518         770,533          703,714         542,281
  Restructuring, impairment and
       other costs (income)                           232,755           7,124           3,700           (2,732)          5,073
  Operating income                                     72,922         295,130         267,983          249,452         170,209
  Income before income taxes                           71,038         274,155         251,196          214,090         179,522

  Net income from continuing operations              $ 45,413       $ 210,286       $ 169,853        $ 143,641       $ 117,714
  Net income from discontinued operations                   -          42,879           4,330            4,311           3,782
                                                       ------         -------         -------          -------         -------
  Total net income                                   $ 45,413       $ 253,165       $ 174,183        $ 147,952       $ 121,496

Earnings per common share - basic:
  Continuing operations                                $ 0.57          $ 2.61          $ 2.16           $ 1.84          $ 1.51
  Discontinued operations                                   -            0.54            0.05             0.05            0.05
                                                       ------          ------           -----            -----           -----
Total earnings per common share - basic                $ 0.57          $ 3.15          $ 2.21           $ 1.89          $ 1.56

Earnings per common share - diluted
  Continuing operations                                $ 0.56          $ 2.56          $ 2.11           $ 1.80          $ 1.49
  Discontinued operations                                   -            0.53            0.05             0.05            0.05
                                                       ------          ------           -----            -----           -----
Total earnings per common share - diluted              $ 0.56          $ 3.09          $ 2.16           $ 1.85          $ 1.54

  Cash dividends declared per
    common share                                    $ 0.25000       $ 0.21750       $ 0.19700        $ 0.18400       $ 0.18333

Weighted Average Common Shares Outstanding:
  Basic                                                79,595          80,387          78,823           78,180          77,671
  Diluted                                              81,008          82,014          80,647           79,994          78,975

Balance Sheet Data:
  Cash and cash equivalents                         $ 434,525       $ 506,369       $ 163,755         $ 25,652        $ 33,710
  Property, plant and equipment, net                  316,218         399,880         371,990          313,178         240,890
  Goodwill and other intangibles, net               1,001,827       1,261,993       1,213,960        1,134,506       1,012,160
  Total assets                                      2,407,329       2,798,145       2,445,587        2,087,033       1,798,151
  Total debt                                          682,316         852,819         812,175          774,373         731,158
  Stockholders' equity                              1,241,580       1,443,973       1,122,069          835,928         609,519
  Return on average stockholders' equity                 3.4%           19.7%           17.8%            20.5%           21.5%
  Long-term debt to total capitalization                35.4%           37.1%           42.0%            48.0%           54.4%

Other Data:
  Depreciation and amortization                      $ 50,560        $ 49,296        $ 45,661         $ 41,352        $ 51,512
  Capital expenditures                                 45,293          52,036          73,157           55,476          47,529
  Interest expense, net                                 8,768          19,629          24,205           27,389          18,256
  Cash flows from operating activities                232,769         306,259         257,992          172,983         211,068
  Inventory days                                           90              92              93              100              93
  Receivable days                                          53              47              50               49              46
  Income tax rate                                       36.1%           23.3%           32.4%            32.9%           34.4%


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

     The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each segment, (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines "internal growth" as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

     Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes and other marketing and promotional programs, which are offered to customers from time to time, in the ordinary course of business, may impact customer purchasing activity. During 2005, the Company's overall internal growth was approximately 2.0% compared to 4.0% in 2004. Internal growth rates in the United States (43.9% of sales) and Europe (36.5% of sales), the largest dental markets in the world, were 5.2% and negative 2.7%, respectively during 2005 compared to 3.4% and 4.1%, respectively for 2004. As discussed further within the Results of Continuing Operations, the lower sales in Europe were primarily due to issues related to a new dental reimbursement program effective in 2005 in Germany, the Company's most significant market in this region. The internal growth rate in all other regions during 2005, which represents approximately 19.6% of sales, was 4.0%, compared to 5.2% in 2004. Among the other regions, the Asian region, excluding Japan, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Germany. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

     Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During 2005, over 30 new products were introduced around the world and the Company expects over 25 new products to be introduced in 2006. Of specific note, in late 2004, the Company introduced Oraqix(R), a new non-injectable anesthetic gel for use in scaling and root planing procedures and BioPure MTAD, a new irrigant used in root canal procedures. In the first quarter of 2005, the Company introduced Calamus, a unique obturation delivery system used in root canal procedures and Xeno IV, the Company's first introduction of single component self etching adhesive technology to the U.S. market. In addition, during the second quarter of 2005, the Company introduced Interactive Mystique, the world's first low friction translucent ceramic orthodontic bracket. It has a clear interactive clip called Neoclip, which can be rapidly placed and removed from the Mystique bracket. During the third quarter of 2005, the Company introduced Cercon Arts, a software system for the Company's Cercon product that allows the technician to develop copings from a stone model, and provides better utilization of the Cercon materials. During the fourth quarter of 2005, the Company introduced BioForce, a Nickel Titanium arch wire that uniquely addresses the current trends in orthodontic treatment of low force, reduced friction and shorter treatment time, all within one wire. The Company also introduced Aquasil Ultra Digit during the fourth quarter of 2005, which is a new delivery system for the Company's Aquasil impression material products that is extremely user friendly, comes in a unit dose, and provides easier and better placement of impression materials. Additionally, during the fourth quarter of 2005, the Company introduced Cercon implant abutments that provide superior cosmetics for implant users compared to traditional abutments.

     New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this development. Specifically, the Company continues to work on product activities with the Georgia Institute of Technology's Research Institute and Doxa AB to pursue potential new advances in dentistry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventi. The Company is currently working to develop products based on this technology and believes that this compound will provide such benefits to future products as greater protection against acid attack, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel. Also, during 2005, the Company entered into a long-term collaborative agreement with IDMoS Dental Systems Limited, a wholly owned subsidiary of IDMoS, plc for the commercialization of IDMoS' tooth caries detection and monitoring technology. Under the agreement, DENTSPLY will have exclusive worldwide rights to market products based on the technology and IDMoS will be responsible for further development of the technology. The Company believes that IDMoS technology will bring unique capabilities to preventive dentistry in the area of caries detection and monitoring. The Company also believes that this technology may have clinical benefits significantly beyond other devices and technologies in the market today, including radiology. Although the Company believe these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

     Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (see also Acquisition Activity in Part I, Item 1 of this Form 10-K). As further discussed in Note 3 to the Consolidated Financial Statements, during 2005 the Company purchased GAC SA, Raintree Essix and Glenroe Technologies. All three of the acquired companies specialize in the orthodontics products market. These acquisitions increased full year 2005 sales by $24.1 million.

     The Company also remains focused on reducing costs and achieving operational efficiencies. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, regulatory oversight and compliance and financial reporting.

PHARMACEUTICAL BUSINESS

     As previously announced in early 2006, the Company made the decision to close its Chicago based pharmaceutical manufacturing facility and to pursue the outsourcing of the production of the injectable dental anesthetic products and the non-injectable Oraqix(R) products that were to be produced at the plant. The Company expects that the decision to shut down the anesthetics manufacturing facility will immediately improve short and mid-term cash flows and eliminate the uncertainty concerning FDA approval of the facility. While the Company had supply disruptions in 2005 and anticipates some supply disruptions in 2006 in relation to the supply of the injectable dental anesthetic products, the Company currently has contract manufacturing relationships for the supply of the injectable dental anesthetic products for most of the markets served by the Company. As there are a limited number of suppliers for the injectable dental anesthetic products sold by the Company, there can be no assurance that the Company will be able to obtain an adequate supply of its injectable dental anesthetic products in the future. The Company currently has supply agreements in place for the supply of the non-injectable Oraqix(R) products and has not experienced supply disruptions to date, nor does it anticipate supply disruptions of the Oraqix(R) products in the future.

The following details in this section provide the history and background related to the pharmaceutical manufacturing facility and DENTSPLY's anesthetics business.

     The Company completed construction of the dental anesthetic manufacturing facility outside of Chicago in 2004. In early 2005, the plant received the approval and validation of the manufacturing practices by the Medicines and Healthcare products Regulatory Agency ("MHRA"), the agency responsible for drug product approvals in the United Kingdom, and which is accepted by Ireland, Australia and New Zealand. As a result, the facility began manufacturing and releasing products to the market in the United Kingdom and Australia in the second quarter of 2005. The Company made a submission to the Food and Drug Administration ("FDA") in spring 2005 to obtain the necessary facility approval to sell in the United States the injectable anesthetic products manufactured at the facility. The FDA conducted a Pre-Approval Inspection in July 2005 and identified items that needed to be addressed in connection with the U.S. inspection and submission.

     After the Company received the results of the FDA's Pre-Approval Inspection in the third quarter of 2005, the Company conducted an extensive review of the items identified by the FDA and developed action plans to address these items. Included in this review were the expected time-line and costs for responding to the FDA findings, the expected time required for FDA re-application and approval, the expected ramp-up costs to achieve anticipated volumes for the U.S., European and Japanese markets, and the extension of contract manufacturing agreements to provide a supply of injectable anesthetic product until the manufacturing facility could achieve full production under the revised timeline. Based on this review, the Company concluded that the start-up of its pharmaceutical manufacturing facility would be delayed, and did not expect to begin producing injectable anesthetics at the facility for the U.S. and Japanese markets until 2007. As a result of the Company's review and its changed expectations, the Company concluded that the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001 became impaired in the third quarter of 2005, resulting in a $131.3 million pre-tax charge ($111.6 million after tax) (see also Note 15 to the Consolidated Financial Statements). This impairment did not impact the Company's needle-free Oraqix(R) product.

     From the end of the third quarter of 2005 through December of 2005, the Company continued to evaluate the actions necessary to address the items raised in the FDA's pre-approval inspection. As of the end of the third quarter of 2005, the Company had anticipated that it would continue to manufacture products at the plant for the U.K., Australia, and New Zealand markets, for which regulatory approval had already been obtained. However, upon further evaluation, the Company decided in December of 2005 to suspend manufacturing at the plant to allow improvements identified in the Company's corrective action plan to be made.

     In conjunction with the evaluation of the actions necessary to address the items raised in the FDA's pre-approval inspection, the Company also began to evaluate strategic alternatives for the facility, including but not limited to a potential shut-down of the dental anesthetics manufacturing facility and obtaining long-term third party supply sources for both the injectable anesthetic products and the Oraqix(R) product. In order to fully evaluate the potential options at the Company's disposal with regard to a potential closure and the disposition of the facility, the Company began a comprehensive internal analysis of the assets that included initiating discussions with potential buyers, and evaluating the possibility of obtaining extensions for the supply of products from third party manufacturers.

     Based on the outcome of the analyses performed by the Company, as well as both strategic and financial considerations, in December of 2005 the Company began to establish a plan for a course of action to shut down the manufacturing facility, sell the manufacturing facility assets and begin negotiations with third party manufacturers to obtain a long-term source of supply for the anesthetic products.

     After the Company made the decision to establish a plan for this alternative course of action with regard to the manufacturing facility, an extensive review was performed on the activities required to complete the facility closure and the risk factors associated with those activities. Included in those activities and risk factors were the activities to wind down operations at the facility and to prepare the assets for eventual disposition, the pursuit of a buyer for the assets, the expected time frame for the sale of the assets, the pursuit of long-term ongoing contract manufacturing agreements to provide a supply of injectable anesthetic product and the risks associated with being unable to procure such long-term contracts. The Company also obtained an independent third party appraisal of the indefinite-lived injectable anesthetic intangible and the long-lived assets associated with the pharmaceutical manufacturing facility, due to the sensitivity of the assumptions and the risks associated with these assets. As a result of the Company's review, its changed expectations and the review of the third party appraisal of the assets, it was determined that an additional impairment of the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001, as well as an impairment of the long-lived assets related to the manufacturing facility, had occurred during the fourth quarter of 2005. Additional discussion of the Company's review and changed expectations is provided in Note 15 to the Consolidated Financial Statements. The impairment recorded by the Company in the fourth quarter of 2005 was $99.5 million ($66.5 million after tax). This impairment did not impact the Company's needle-free Oraqix(R) product.

     Additionally, as a result of these activities, pre-tax restructuring charges of $2.3 million ($1.5 million after tax) were also incurred related to employee severance cost for which the Company was contractually obligated. The Company also expects pre-tax restructuring charges in the range of $6 million to $9 million in 2006 associated with the completion of the closure of the facility. These costs primarily related to additional contract termination costs, severance costs and utility costs during the shut down period (see also
Note 15 to the Consolidated Financial Statements).

FACTORS IMPACTING COMPARABILITY BETWEEN YEARS

Discontinued Operations

     In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Additionally, in the first quarter of 2004, the Company discontinued production of dental needles. The sale of the Gendex business and discontinuance of dental needle production have been accounted for as discontinued operations pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations for all periods presented have been restated to reclassify the results of operations for both the Gendex equipment and the dental needle businesses as discontinued operations.

Revisions in Classification

     Certain revisions of classification have been made to prior years' data in order to conform to current year presentation.

     The Company has revised its 2004 and 2003 cash flow statement classifications to present realization of cross-currency swap value of $13.7 million and $10.7 million, respectively, into cash flows from investing activities from cash flows from financing activities


RESULTS OF CONTINUING OPERATIONS, 2005 COMPARED TO 2004

Net Sales

     The discussions below summarize the Company's sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

     Management believes that the presentation of net sales excluding precious metal content provides useful information to investors because a significant portion of DENTSPLY's net sales is comprised of sales of precious metals generated through sales of the Company's precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company's sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company's performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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


                                                   Year Ended December 31,
                                                 2005      2004         2003
                                                      (in millions)
Net Sales                                   $ 1,715.1   $ 1,694.2   $ 1,568.0
Precious Metal Content of Sales               (171.2)      (212.3)     (203.7)
                                              ------       ------      ------
Net Sales Excluding Precious Metal Content  $ 1,543.9   $ 1,481.9   $ 1,364.3
                                            =========   =========   =========

     Net sales in 2005 increased $20.9 million, or 1.2%, to $1,715.1 million. Net sales, excluding precious metal content, increased $62.0 million, or 4.2%, to $1,543.9 million. Sales growth excluding precious metal content was comprised of 2.0% internal growth, 1.6% related to acquisitions and 0.6% due to foreign currency translation. The 2.0% internal growth was comprised of 5.2% in the United States, a negative 2.7% in Europe and 4.0% for all other regions combined.

     The 5.2% internal sales growth, excluding precious metal content, in the United States was driven by strong growth in the dental consumable and dental specialty product categories, offset somewhat by lower sales in the dental laboratory product category. In Europe, the negative 2.7% internal growth resulted from lower sales in the dental laboratory category partially offset by strong growth in the specialty dental and dental consumables product categories. The decrease in the laboratory category was primarily related to reimbursement changes in the German dental market prosthetic procedures which became effective in 2005. The internal growth of 4.0% in all other regions was largely the result of strong growth in the Asian and Latin American regions, partially offset by lower sales growth in the Middle East, Australia and Canada.

Gross Profit

     Gross profit was $869.0 million in 2005 compared to $846.5 million in 2004, an increase of $22.5 million, or 2.7%. Gross profit, measured against sales including precious metal content, represented 50.7% of net sales in 2005 compared to 50.0% in 2004. The gross profit for 2005, measured against sales excluding precious metal content, represented 56.3% of net sales compared to 57.1% in 2004. This margin decline from 2005 to 2004 was due to the decrease in the laboratory product sales in Europe as discussed previously and costs related to the anesthetic manufacturing facility, partially offset by the impact of new products and manufacturing improvements in many of the Company's businesses.

Operating Expenses

     Selling, general and administrative ("SG&A") expenses, which include research and development costs, increased $19.0 million, or 3.5%, to $563.3 million during 2005 from $544.3 million in 2004. The 3.5% increase in expenses reflects additional SG&A expenses of $11.6 million from acquired companies and increases from unfavorable translation impacts of approximately $2.5 million. The unfavorable translation impacts were caused by higher average foreign currency exchange rates for the full year of 2005 versus full year 2004 when translating the expenses from the local currencies in which the Company's subsidiaries conduct operations, into United States Dollars. SG&A expenses, measured against sales including precious metal content, increased to 32.8% compared to 32.1% in 2004. SG&A expenses, as measured against sales excluding precious metal content, decreased to 36.5% compared to 36.7% in 2004. The higher expense ratio in 2005 measured against sales including precious metal content is primarily the result of lower precious metal sales in 2005 versus 2004 due to the changes in the German reimbursements as previously discussed. The higher expense level in 2004 measured against sales excluding precious metal content was primarily related to higher litigation settlement costs, costs related to the Sarbanes-Oxley compliance and costs related to the launch of the Oraqix(R) product in 2004. In 2005, the Company continued to efficiently manage expenses, which served to further reduce SG&A costs. These reductions were partially offset by increased costs in 2005 related to the initiation of a global tax project.

     During 2005, the Company recorded restructuring and impairment costs of $233.1 million ($179.6 million net of tax). This amount is primarily attributable the impairment of the indefinite-lived injectable anesthetic intangible acquired from AstraZeneca in 2001 as well as the impairment of the fixed assets associated with the pharmaceutical manufacturing facility. This impairment charge was recorded as a result of event driven impairment analyses conducted in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" (see also Note 15 to the Consolidated Financial Statements). Included in the $232.8 million charge are restructuring charges of $3.1 million that were recorded during 2005 primarily as a result of the decision to shut down the anesthetics manufacturing facility in Chicago Illinois. These costs were partially offset by a change in estimate of $1.2 million primarily related to the reversal of severance costs accrued in 2004 associated with the European Shared Services Center that were no longer necessary. The Company anticipates the remaining costs to complete the shut down of the pharmaceutical manufacturing facility will be approximately $6 million to $9 million which will be expensed primarily during the first half of 2006 as the related costs are incurred. The plans to shut down the pharmaceutical manufacturing facility and other operational improvements are expected to improve operating margin rates by 0.5% to 1.0% in 2006.

     During 2004, the Company recorded restructuring and other costs of $7.1 million ($5.0 million net of tax). These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, and the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete during 2006. In addition, restructuring costs were incurred related to the closure of the Company's European central warehouse in Nijmegan, The Netherlands, and transfer of this function to a Company-operated facility in Radolfzell, Germany, which was substantially completed during the first quarter of 2004. This transfer was completed in an effort to improve customer service levels and reduce costs. The Company also incurred additional charges related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete at the end of 2004.

     The Company anticipates remaining restructuring costs to complete the European Shared Services Center initiative of $0.5 million, related to employee termination costs and other restructuring charges, which will be expensed as incurred during 2006. The projected future annual expense reductions related to the European Shared Services Center initiative are $1.5 million to $2.0 million when fully implemented.

Other Income and Expenses

     Net interest expense and other expenses were $1.9 million during 2005 compared to $21.0 million in 2004. The 2005 period included $8.8 million of net interest expense, $6.7 million of currency transaction gains and $0.2 million of other nonoperating gains. The 2004 period included $19.6 million of net interest expense, $1.2 million of currency transaction losses and $0.2 million of other nonoperating costs. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels, lower average debt levels and the effectiveness of the cross-currency interest rate swaps designated as net investment hedges, put into place in the first and fourth quarters of 2005.

Income Taxes

     The Company's effective tax rates for 2005 and 2004 were 36.1% and 23.3%, respectively. Management believes that the operating tax rate for 2006 will be in the range of 29.5% to 30%. During 2005, the Company recorded a tax charge of $4.6 million from the repatriation under the American Jobs Creation Act of 2004, a tax charge of $7.6 million related to the effects of foreign earnings, and a tax benefit of $11.0 million from the release of deferred tax liabilities related to the undistributed earnings of foreign earnings due to the availability of foreign tax credits.

Earnings

     Net income from continuing operations for 2005 of $45.4 million was a decrease compared to net income from continuing operations of $210.3 million in 2004. The 2005 net income included pretax impairment and restructuring charges primarily associated with the injectable anesthetic facility and indefinite-lived intangible assets of $232.8 million ($178.9 million after-tax). The negative impacts of the impairment and restructuring charges were partially offset by net non-recurring benefits related to tax reorganization and repatriation activities of $8.9 million. Income from continuing operations and diluted earnings per share from continuing operations in 2004 included pretax charges of $7.1 million ($5.0 million after tax), relating to restructuring activities, and a net income tax benefit of $19.5 million, primarily related to adjustments and settling audits of tax returns.

Discontinued Operations

     In February 2004, the Company sold its Gendex equipment business to Danaher Corporation. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

     There was no income from discontinued operations during 2005 and $42.9 million in 2004. Fully diluted earnings per share from discontinued operations were $0.53 for 2004. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

     In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. These four operating groups are managed by four Senior Vice Presidents and represent the Company's operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in
Note 4 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income. In January 2006, the Company reorganized its operating group structure consolidating into three operating groups. Segment information will be disclosed under this new structure beginning in the first quarter of 2006.

U.S. Consumable Business/Canada

     Net sales for this group were $342.3 million during 2005, a 7.1% increase compared to $319.6 million in 2004. Internal growth was 6.3% and currency translation added 0.8% to sales in 2005. The 6.3% internal growth rate was primarily attributable to the chairside consumable products business and the Oraqix(R) product, which is part of the dental anesthetics business.

     Operating profit decreased $2.0 million during 2005 to $95.6 million compared to $97.6 million in 2004. The decrease was related to non-capitalizable costs associated with the pharmaceutical plant in Chicago, partially offset by strong margins on improved sales in the chairside consumable products business. In addition, operating profit benefited slightly from currency translation.

     During 2005, the Company recorded a $233.1 million ($179.6 million after tax) impairment and restructuring charge against the indefinite-lived injectable anesthetic assets and the long-lived assets associated with the pharmaceutical manufacturing facility (see also Pharmaceutical Business section in the MD&A and Note 15 to the Consolidated Financial Statements). This impairment does not impact the Company's needle-free Oraqix(R) product.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

     Net sales for this group were $387.5 million during 2005, an 8.2% decrease compared to $422.2 million in 2004. Internal growth was negative 8.2%. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in lower sales in Germany during 2005 which was the primary driver of the negative 8.2% internal sales growth rate.

     Operating profit decreased $25.3 million during 2005 to $49.4 million from $74.8 million in 2004. The reduction in operating profit was driven primarily by lower sales and a negative mix shift, particularly in the German businesses.

Australia/Latin America/Endodontics/Non-dental

     Net sales for this group increased $20.4 million during 2005, or 6.1%, to $357.8 million from $337.4 million in 2004. Internal growth was 4.2% with currency translation adding 1.9%. Solid growth was shown in the endodontic business, the non-dental business and the Latin American businesses, offset slightly by decreases in the Australian business.

     Operating profit was $146.8 million during 2005, a $3.3 million increase from $143.5 million in 2004. The increase was primarily related to the continued strength of the endodontic business, offset slightly by decreases in Australia and Brazil. Australia was negatively impacted by interruptions in the anesthetic supply.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     Net sales for this group were $459.5 million during 2005, a 13.2% increase compared to $406.0 million in 2004. Internal growth was 7.1%, currency translation added 0.2% to sales in 2005, and 5.9% was added through acquisitions. Significant growth in the implant, orthodontic, Japanese and Asian businesses, were partially offset by weakness in the U.S. laboratory markets.

     Operating profit increased $23.1 million during 2005 to $77.8 million from $54.7 million in 2004. Operating profits increased year-over-year for all businesses primarily due to the sales increases and reduced expenses. In addition, operating profit benefited from currency translation.


RESULTS OF CONTINUING OPERATIONS, 2004 COMPARED TO 2003


Net Sales

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

     The internal sales growth, excluding precious metal content, in the United States was driven by strong growth in specialty dental products, offset by negative growth in anesthetic products due to competitive pressures and in equipment products within the dental laboratory category. In Europe, strong internal sales growth in specialty dental products was offset by flat growth in the dental consumable category. The internal growth of 5.2% in all other regions was largely the result of strong growth in the Asian region, Canada and the Middle East/Africa, offset by lower sales in Japan.

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

Operating Expenses

     SG&A expense increased $45.4 million, or 9.1%, to $544.3 million during 2004 from $498.9 million in 2003. The 9.1% increase in expenses reflects increases for the translation impact from a weaker U.S. dollar of approximately $25.3 million. The unfavorable translation impacts were caused by higher average foreign currency exchange rates for the full year of 2004 versus full year 2003 when translating the expenses from the local currencies in which the Company's subsidiaries conduct operations, into United States Dollars. SG&A expenses, measured against sales including precious metal content, increased to 32.1% compared to 31.8% in 2003. SG&A expenses, as measured against sales excluding precious metal content, increased to 36.7% compared to 36.6% in 2003. The higher expense level in 2004 was primarily related to litigation settlement costs, additional costs related to the Sarbanes-Oxley compliance and costs related to the launch of the Oraqix(R) product. In addition, the Company continued to efficiently manage expenses during 2005, which served to partially offset these additional costs. Moving forward, as the Company leverages expenses, it expects to reinvest a portion of these savings to further strengthen research and development and selling activities.

     During 2004, the Company recorded restructuring and other costs of $7.1 million ($5.0 million net of tax). These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, and the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete during 2006. In addition, restructuring costs were incurred related to the closure of the Company's European central warehouse in Nijmegan, The Netherlands, and transfer of this function to a Company-operated facility in Radolfzell, Germany, which was substantially completed during the first quarter of 2004. This transfer was completed in an effort to improve customer service levels and reduce costs. The Company also incurred additional charges related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete at the end of 2004.

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

Other Income and Expenses

     Net interest expense and other expenses were $21.0 million during 2004 compared to $16.8 million in 2003. The 2004 period included $19.6 million of net interest expense, $1.2 million of currency transaction losses and $0.2 million of other nonoperating costs. The 2003 period included $24.2 million of net interest expense, $0.3 million of currency transaction gains and $7.1 million of other nonoperating income, which included gains on the PracticeWorks common stock and warrants sold in the fourth quarter of 2003 of $7.4 million ($4.7 million net of tax). The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash levels.

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

Earnings

     Income from continuing operations increased $40.4 million, or 23.8%, to $210.3 million in 2004 from $169.9 million in 2003. Fully diluted earnings per share from continuing operations were $2.56 in 2004, an increase of 21.3% from $2.11 in 2003. Income from continuing operations and diluted earnings per share from continuing operations in 2004 included the benefit of the tax adjustments ($19.5 million or $0.24 per share) and the restructuring and other costs ($5.0 million or $0.06 per share) described above. In addition, income from continuing operations and diluted earnings per share from continuing operations in 2003 included the gain on the sale of the PracticeWorks securities ($4.7 million or $0.06 per share) and the restructuring and other costs ($2.3 million or $0.03 per share) described above.

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

Operating Segment Results

     In January 2005, the Company reorganized its operating group structure consolidating into four operating groups from the five groups under the prior management structure. These four operating groups are managed by four Senior Vice Presidents and represent the Company's operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in
Note 4 of the Consolidated Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income. In January 2006, the Company reorganized its operating group structure consolidating into three operating groups. Segment information will be disclosed under this new structure beginning in the first quarter of 2006.

U.S. Consumable Business/Canada

     Net sales for this group were $319.6 million in 2004, a 3.5% increase compared to $308.8 million in 2003. Internal growth was 2.7% and currency translation added 0.8% to sales in 2004. The U.S. consumables and Canadian businesses had the highest growth in the group, which was offset by lower sales in the U.S. Pharmaceutical business.

     Operating profit decreased $0.5 million during 2004 to $97.6 million from $98.1 million in 2003. The operating losses of the U.S. Pharmaceutical business were partially offset by the growth of the U.S. Consumable and Canadian businesses. Operating profit also benefited slightly from currency translation.

Dental Consumables--Europe, CIS, Middle East, Africa/European Dental Laboratory Business

     Net sales for this group were $422.2 million in 2004, an increase of $48.4 million, or 13.0%, compared to $373.8 million in 2003. Internal growth was 2.7% and currency translation added 10.3% to sales in 2004. The sales growth was driven by the Europe, Middle East, and African consumable businesses, offset by lower sales in the European Dental Laboratory businesses, primarily in Germany, and lower sales in the United Kingdom consumables business.

     Operating profit increased $18.4 million in 2004 to $74.8 million from $56.4 million in 2003. The operating profit improvement was primarily related to the sales growth and lower SG&A expenses as a percentage of sales. In addition, operating profit benefited from currency translation.

Australia/Latin America/Endodontics/Non-dental

     Net sales for this group increased $24.0 million during 2004, or 7.7%, to $337.4 million compared to $313.4 million in 2003. Internal growth was 4.6% and currency translation added 3.1%. The higher internal sales growth was primarily driven by sales growth of the Australian, Endodontic and Non-dental businesses, offset by lower sales in the Latin American businesses.

     Operating profit was $143.5 million in 2004, a $12.9 million increase from $130.6 million in 2003. This increase was driven by improved sales and higher margins in the international operations in the group. In addition, operating profit benefited from currency translation.

U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     Net sales for this group was $406.0 million in 2004, a 9.7% increase compared to $370.1 million in 2003. Internal growth was 6.2% and currency translation added 3.5% to sales in 2004. The internal growth increase was primarily due to strong growth in the orthodontics and dental implants businesses, offset by slower growth in the U.S. dental laboratory business and negative growth in the Japanese business.

     Operating profit increased $9.4 million during 2004, to $54.7 million from $45.3 million in 2003. This increase was driven by improved sales of the orthodontics and dental implants businesses and lower SG&A expenses at the U.S. dental laboratory business. In addition, operating profit benefited from currency translation.

FOREIGN CURRENCY

     Since approximately 55% of the Company's 2005 revenues were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. On a net basis, net income benefited from changes in currency translation in 2005 and 2004 compared to prior years.

CRITICAL ACCOUNTING JUDGEMENTS AND ESTIMATES

     The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Goodwill and Other Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment related to goodwill is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

     Other long-lived assets, such as identifiable intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", these assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

     Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company's significant accounting policies on long-lived assets is included in
Note 1 to the Consolidated Financial Statements.

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

Income Taxes

     Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

     Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2005, the Company recorded a valuation allowance of $39.5 million against the benefit of certain net operating loss carryforwards of foreign and domestic subsidiaries.

     The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). The reversal of the accruals is recorded when examinations are completed, statutes of limitation close or tax laws change.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. During the quarter ended December 31, 2005, the Company completed its evaluation of the repatriation provision and will reinvest approximately $345 million of foreign earnings in the United States. As a result, the Company recognized $4.6 million, net of available foreign tax credits, of related tax expense for the repatriation plan.

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by a postretirement healthcare plan. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates, and health care cost trend assumptions are particularly important when determining the Company's benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company's pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 14 to the Consolidated Financial Statements.

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

     The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross-currency basis swaps to convert debt denominated in one currency to another currency, and commodity swaps to fix its variable raw materials costs.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities during the year ended December 31, 2005 were $232.8 million compared to $306.3 million during the year ended December 31, 2004. The decrease of $73.5 million was primarily the result of an increase in overall working capital primarily caused by an increase in accounts receivable of $31.6 million, an increase in inventories of $7.4 million, a decrease in accounts payable of $6.7 million and a decrease in accrued liabilities of $14.5 million. The increase in accounts receivable was primarily caused by the record low accounts receivable levels at the end of 2004 compared to more normalized levels in 2005. The increase in inventories was mainly attributable to an increase in the required on hand inventory levels in line with the increase in sales. The decrease in accounts payable was due primarily to the timing of payments made in 2005 versus 2004. The decrease in accrued liabilities was primarily attributable to the payment of certain non-recurring liabilities in the first quarter of 2005 that were accrued as of December 31, 2004.

     Investing activities during 2005 include capital expenditures of $45.3 million. The Company expects that capital expenditures will range from $55 million to $60 million in 2006. Additionally, during 2005, the Company had expeditures related to the acquisition of identifiable intangible assets of $3.5 million. Acquisition-related activity for the year ended December 31, 2005 was

$18.1 million which was primarily due to the acquisitions of GAC SA, Raintree Essix, L.L.C. and Glenroe Technologies, Inc. (see Note 3 to the Consolidated Financial Statements).

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. Under this program, the Company purchased approximately 3,002,000 shares during 2005 at an average price of $54.85. As of December 31, 2005, the Company held 2,533,000 shares of treasury stock. The Company also received proceeds of $31.8 million as a result of the exercise of 1,226,000 stock options during the year ended December 31, 2005.

     The Company's long-term borrowings decreased by a net of $170.5 million during the year ended December 31, 2005. This net change included a decrease of $112.4 million due to exchange rate fluctuations on debt denominated in foreign currencies, changes in the value of interest rate swaps, net repayments of $60.1 million during the year, and an increase of $2.0 million as a result of long-term debt assumed from acquired companies. During the year ended December 31, 2005, the Company's ratio of long-term debt to total capitalization decreased to 35.4% compared to 37.1% at December 31, 2004.

     Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2005, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $106.4 million outstanding under the multi-currency facility and $6.7 million outstanding under the commercial paper facilities at December 31, 2005.

     The Company also has access to $49.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions.

     At December 31, 2005, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $436.2 million.

     At December 31, 2005, the Company held $64.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

     The Company's cash decreased $71.8 million during the year ended December 31, 2005 to $434.5 million. In 2005, the Company repaid $60.1 million of maturing long-term borrowings and repurchased $164.8 million of treasury stock. The Company continued to maintain significant cash balances during 2005 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash. The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and/or funds available to the Company under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2005 through use of the revolving credit facility.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2005:
                                                                                            Greater
                                                Less Than       1-3            3-5           Than
Contractual Obligations                        1 Year          Years          Years         5 Years        Total
                                                                        (in thousands)

Long-term borrowings                          $ 410,779        $ 43,767     $ 226,337            $ -       $680,883
Operating leases                                 20,175          20,383         7,966          5,275         53,799
Interest on long-term borrowings, net
   of interest rate swap agreements               2,362         (35,657)      (17,924)        12,015        (39,204)
Postretirement obligations                        6,673          13,574        14,635         41,817         76,699
Precious metal consignment agreements            64,845               -             -              0         64,845
                                               --------        --------      --------       --------         ------
                                             $ 504,834        $  42,067     $ 231,014       $ 59,107       $837,022
                                             =========        =========     =========       ========       ========

     The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash balances, funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment". This standard eliminates the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The standard requires that all public companies report share-based compensation expense at the grant date fair value of the related share-based awards and no longer permits companies to account for options under the intrinsic value approach of APB 25. SFAS 123R is effective for annual periods beginning after June 15, 2005. As the Company has accounted for stock option grants under the APB 25 in the past, this statement is expected to have a material impact on the Company's financial statements once effective ($0.14 to $0.16 per diluted share on an annualized basis). The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123(R). Compensation cost for stock option awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under ARB No. 43, in certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs that were considered to be unusually abnormal were required to be treated as period charges. Under SFAS 151, these charges are required to be treated as period charges regardless of whether they meet the criterion of unusually abnormal. Additionally, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29" ("SFAS 153"). This statement amends Opinion 29 to eliminate the exceptions that allowed for other than fair value measurement when similar productive assets were exchanged, and replaced the exceptions with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this statement did not have a material impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS 154 as of January 1, 2006 and does not expect that its adoption will have a material impact on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company's exposure on its net investments in subsidiaries denominated in foreign currencies. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity price swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $682.6 million versus its carrying value of $680.9 million as of December 31, 2005. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2005, the fair value of these instruments was $147.4 million versus their carrying values of $145.7 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2005 versus the rates at issuance of the notes.

Derivative Financial Instruments

         The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross-currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

         Foreign Exchange Risk Management The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged. Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. The Company's significant contracts outstanding as of December 31, 2005 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.

         The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments, which are included in Accumulated Other Comprehensive Income.

         At December 31, 2005 and 2004, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross-currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At December 31, 2005 and 2004, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment debt hedges, were $56.2 million and $179.4 million, respectively, which were included in Accumulated Other Comprehensive Income.

         Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2005, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

         The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued Euro 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

         The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2005 and 2004, the accumulated fair value of the interest rate swap was $5.3 million and $14.7 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2005 and 2004.

         From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $0.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34%, and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

         No gain or loss was recognized upon the amendment of the cross-currency element of the integrated transaction, as the interest rate of 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in Accumulated Other Comprehensive Income.

         The cross-currency element of the integrated transaction continued to be marked-to-market in the income statement (completely offset by the corresponding change in the Eurobonds) through June of 2005. In June 2005, the Company terminated the cross-currency element of the integrated transaction in response to the rapid rise in USD short-term interest rates, converting the debt back into a euro variable instrument. Upon termination, the Company realized the remaining $20.1 million of accumulated value of the swap. At December 31, 2004, the accumulated fair value of the cross-currency element of the integrated transaction was $14.7 million, recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2004.

         In the first quarter of 2005, the Company entered into cross-currency interest rate swaps with a notional principal value of CHF 457 million paying 3 month Swiss Franc Libor and receiving 3 month U.S. dollar Libor on $384.4 million. These cross-currency swaps are designated as a net investment hedge of the Swiss net assets. Additionally, in the fourth quarter of 2005, the Company entered into cross-currency interest rate swaps with a notional principal value of EUR 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.7 million.
     These cross-currency swaps are designated as a net investment hedge of the Euro denominated net assets. The interest rate differential is recognized in earnings as it is accrued, the foreign currency revaluation is recorded in Accumulated Other Comprehensive Income, net of tax effects.

         The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2005 and 2004, the estimated net fair values of the swap agreements were $29.2 million and $35.7 million, respectively.

         Commodity Price Risk Management The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges under SFAS
     133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in Accumulated Other Comprehensive Income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold.

Off Balance Sheet Arrangements

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

     At December 31, 2005, the Company had 130,026 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $64.8 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2005, the average annual rate charged by the consignor banks was 1.0%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.


                                                                  EXPECTED MATURITY DATES
                                          (represents notional amounts for derivative financial instruments)
                                                                                                    December 31, 2005
                                                                                        2011 and      Carrying    Fair
                                         2006       2007     2008      2009       2010    beyond        Value      Value
                                                                   (dollars in thousands)
Financial Instruments

Notes Payable:
U.S. dollar denominated                   $ 1,049       $ -       $ -       $ -       $ -       $ -       $ 1,049   $ 1,049
  Average interest rate                     2.53%                                                           2.53%
Denmark krone denominated                      26         -         -         -         -         -            26        26
  Average interest rate                     6.00%                                                           6.00%
Euro denominated                              171         -         -         -         -         -           171       171
  Average interest rate                     2.94%                                                           2.94%
Japanese yen denominated                      187         -         -         -         -         -           187       187
  Average interest rate                     1.38%                                                           1.38%
                                       ------------------------------------------------------------------------------------
                                            1,433         -         -         -         -         -  -      1,433     1,433
                                            2.49%                                                           2.49%
Current Portion of
  Long-term Debt:
U.S. dollar denominated                       439         -         -         -         -         -           439       439
  Average interest rate                     4.29%                                                           4.29%
Swiss franc denominated                   103,412         -         -         -         -         -       103,412   104,215
  Average interest rate                     4.77%                                                           4.77%
Euro denominated                          306,928         -         -         -         -         -       306,928   306,928
  Average interest rate                     5.74%                                                          5.74%
                                        -----------------------------------------------------------------------------------
                                          410,779         -         -         -         -         -       410,779   411,582
                                            5.49%                                                           5.49%
Long Term Debt:
U.S. dollar denominated                         -        78        53        14     6,700         -         6,844     6,844
  Average interest rate                               6.79%     7.16%     8.28%     4.35%                   4.41%
Swiss franc denominated                              42,273         -         -         -         -        42,273    43,146
  Average interest rate                               4.49%                                                4.49%
Japanese yen denominated                        -     1,364         -         -   106,359         -       107,723   107,723
  Average interest rate                               0.03%                         0.42%                   0.41%
Euro denominated                                -         -                   -   113,264         -       113,264   113,264
  Average interest rate                                                             5.75%                   5.75%
                                        -----------------------------------------------------------------------------------
                                                -    43,714        53        14   226,323         -       270,104   270,977
                                                      4.35%     7.16%     8.28%     3.20%                   3.39%

Derivative Financial Instruments

Foreign Exchange
Forward Contracts:
Forward sale, 5.3 million
  Australian dollars                        3,886         -         -         -         -         -            70        70
Forward purchase, 1.8 million
  Canadian dollars                         (1,542)        -         -         -         -         -            13        13
Forward sale, 2.2 billion
  Japanese yen                             18,780         -         -         -         -         -            52        52
Forward sale, 14.3 million
  Mexican Pesos                             1,348         -         -         -         -         -           (38)      (38)
Forward sale, 22.0 million
  Canadian dollars                         18,900         -         -         -         -         -          (140)     (140)
Forward purchase, 1.2 billion
  Japanese yen                            (10,412)        -         -         -         -         -          (145)     (145)
Forward purchase, 1.0 million
  Swiss francs                               (776)        -         -         -         -         -           (16)      (16)

Interest Rate Swaps:
Interest rate swaps - Japanese yen              -         -         -         -         -   106,359        (2,999)   (2,999)
  Average interest rate                                                                        1.6%
Interest rate swaps - Swiss francs              -         -         -         -         -    49,407        (5,971)   (5,971)
  Average interest rate                                                                        4.2%
Interest rate swaps - Euro                419,348         -         -         -         -         -         5,316     5,316
  Average interest rate                      3.9%

Cross-Currency Basis Swaps:
Swiss franc 457.5 million @ 1.19                -         -         -         -   384,380         -        36,630    36,630
  pay CHF 3mo. Libor rec. USD 3mo. Libor                                           -3.38%
Euros 358.0 million @ $1.17                     -         -         -         -   419,685         -        (3,811)   (3,811)
  pay EUR 3mo. Libor rec. USD 3mo. Libor                                           -1.87%


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

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its assessment management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.


/s/ Gerald K. Kunkle, Jr.                      /s/William R. Jellison
Gerald K. Kunkle, Jr.                             William R. Jellison
Chairman and                                      Senior Vice President and
Chief Executive Officer                           Chief Financial Officer

March 10, 2006                                    March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DENTSPLY International Inc.:

         We have completed integrated audits of DENTSPLY International Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

         Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2006


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year Ended December 31,

                                                                     2005            2004            2003
                                                                  (in thousands, except per share amounts)
Net sales (Note 4)                                             $ 1,715,135     $ 1,694,232      $ 1,567,994
Cost of products sold                                              846,117         847,714          797,461
                                                                   -------         -------          -------

Gross profit                                                       869,018         846,518          770,533
Selling, general and administrative expenses                       563,341         544,264          498,850
Restructuring and impairment costs (Note 15)                       232,755           7,124            3,700
                                                                   -------           -----            -----

Operating income                                                    72,922         295,130          267,983

Other income and expenses:
  Interest expense                                                  17,773          25,098           26,079
  Interest income                                                   (9,005)         (5,469)         (1,874)
  Other (income) expense, net (Note 5)                              (6,884)          1,346          (7,418)
                                                                    ------           -----          ------

Income before income taxes                                          71,038         274,155          251,196
Provision for income taxes (Note 13)                                25,625          63,869           81,343
                                 --                                 ------          ------           ------

Income from continuing operations                                   45,413         210,286          169,853


Income from discontinued operations, net of tax (Note 6)                -           42,879            4,330
                                                                    ------          ------            -----

Net income                                                       $  45,413       $ 253,165        $ 174,183
                                                                 =========       =========        =========

Earnings per common share - basic (Note 2)
  Continuing operations                                             $ 0.57          $ 2.61           $ 2.16
  Discontinued operations                                                -            0.54             0.05
                                                                      ----            ----             ----
Total earnings per common share - basic                             $ 0.57          $ 3.15           $ 2.21
                                                                    ======          ======           ======

Earnings per common share - diluted (Note 2)
  Continuing operations                                             $ 0.56          $ 2.56           $ 2.11
  Discontinued operations                                                -            0.53             0.05
                                                                      ----            ----             ----
Total earnings per common share  - diluted                          $ 0.56          $ 3.09           $ 2.16
                                                                    ======          ======           ======


Cash dividends declared per common share                         $ 0.25000       $ 0.21750        $ 0.19700


Weighted average common shares outstanding (Note 2):
     Basic                                                          79,595          80,387           78,823
     Diluted                                                        81,008          82,014           80,647

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS

                                                                                        December 31,

                                                                                  2005                 2004
                                                                                        (in thousands)
Assets
   Current Assets:
      Cash and cash equivalents                                                 $  434,525           $ 506,369
      Accounts and notes receivable-trade, net (Note 1)                            254,822             238,873
      Inventories, net (Notes 1 and 7)                                             208,179             213,709
      Prepaid expenses and other current assets (Notes 13 and 16)                  132,517              97,458
                                                                                   -------              ------

         Total Current Assets                                                    1,030,043           1,056,409

   Property, plant and equipment, net (Notes 1 and 8)                              316,218             399,880
   Identifiable intangible assets, net (Notes 1 and 9)                              68,600             265,731
   Goodwill, net (Notes 1 and 9)                                                   933,227             996,262
   Other noncurrent assets (Notes 13, 14 and 16)                                    59,240              79,863
                                                                                    ------              ------

Total Assets                                                                    $2,407,329         $ 2,798,145
                                                                                ==========         ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
      Accounts payable                                                          $   82,317         $    91,576
      Accrued liabilities (Note 10)                                                159,846             179,765
      Income taxes payable                                                          86,859              60,387
      Notes payable and current portion
         of long-term debt (Note 11)                                               412,212              72,879
                                                                                   -------              ------

         Total Current Liabilities                                                 741,234             404,607

   Long-term debt (Note 11)                                                        270,104             779,940
   Deferred income taxes                                                            42,912              58,196
   Other noncurrent liabilities (Note 14)                                          111,311             110,829
                                                                                   -------             -------
         Total Liabilities                                                       1,165,561           1,353,572

   Minority interests in consolidated subsidiaries                                     188                 600
                                                                                       ---                 ---

   Commitments and contingencies (Note 17)

   Stockholders' Equity:
      Preferred stock, $.01 par value; .25 million
        shares authorized; no shares issued                                              -                   -
      Common stock, $.01 par value; 200 million shares authorized;
          81.4 million shares issued at December 31, 2005 and December 31, 2004        814                 814
      Capital in excess of par value                                               170,607             189,277
      Retained earnings                                                          1,151,856           1,126,262
      Accumulated other comprehensive income                                        56,454             164,100
      Treasury stock, at cost, 2.5 million shares at December 31, 2005
         and 0.8 million shares at December 31, 2004                              (138,151)           (36,480)
                                                                                  --------            -------

         Total Stockholders' Equity                                               1,241,580          1,443,973
                                                                                  ---------          ---------

Total Liabilities and Stockholders' Equity                                      $ 2,407,329        $ 2,798,145
                                                                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                  Accumulated
                                                             Capital in              Other        Unearned                Total
                                                    Common   Excess of   Retained Comprehensive    ESOP       Treasury Stockholders'
                                                    Stock    Par Value   Earnings    Income     Compensation   Stock      Equity
                                                                                   (in thousands)
 Balance at December 31, 2002                        $ 814   $156,898   $ 730,971   $ 1,624    $ (1,899) $ (52,480)    $ 835,928

 Comprehensive Income:
   Net income                                            -         -      174,183         -           -          -       174,183
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment             -         -            -    95,984           -          -        95,984
     Unrealized gain on available-for-sale
         securities                                      -         -            -     5,005           -          -         5,005
      Net gain on derivative financial
         instruments                                     -         -            -     2,430           -          -         2,430
      Minimum pension liability adjustment               -         -            -      (123)          -          -         (123)

 Comprehensive Income                                                                                                    277,479

 Exercise of stock options                               -     4,229            -         -           -    12,642         16,871
 Tax benefit from stock options exercised                -     5,825            -         -           -         -          5,825
 Cash dividends ($0.197 per share)                       -         -      (15,553)        -           -         -       (15,553)
 Decrease in unearned ESOP compensation                  -         -            -         -       1,519         -          1,519
                                                      ----   -------      -------    -------      -----   -------          -----

 Balance at December 31, 2003                          814   166,952      889,601    104,920       (380)  (39,838)     1,122,069

 Comprehensive Income:
   Net income                                            -         -      253,165         -           -         -        253,165
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment             -         -            -    69,884           -         -         69,884
     Unrealized gain on available-for-sale
         securities                                      -         -            -       191           -         -            191
      Net loss on derivative financial
         instruments                                     -         -            -    (9,086)          -         -        (9,086)
      Minimum pension liability adjustment               -         -            -    (1,809)          -         -        (1,809)

 Comprehensive Income                                                                                                    312,345

 Exercise of stock options                               -     4,257            -         -           -    41,061         45,318
 Tax benefit from stock options exercised                -    18,068            -         -           -         -         18,068
 Treasury shares purchased                               -         -            -         -           -   (37,703)      (37,703)
 Cash dividends ($0.2175 per share)                      -         -      (16,504)        -           -         -       (16,504)
 Decrease in unearned ESOP compensation                  -         -            -         -         380         -            380
                                                      ----   -------      -------    -------      -----   -------          -----

 Balance at December 31, 2004                          814   189,277    1,126,262   164,100           -   (36,480)     1,443,973

 Comprehensive Income:
   Net income                                            -         -       45,413         -           -         -         45,413
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment             -         -            -  (123,202)          -         -      (123,202)
     Unrealized gain on available-for-sale
         securities                                      -         -            -        22           -         -             22
      Net gain on derivative financial
         instruments                                     -         -            -    27,951           -         -         27,951
      Minimum pension liability adjustment               -         -            -   (12,417)          -         -       (12,417)

 Comprehensive Income (Loss)                                                                                            (62,233)

 Exercise of stock options                               -   (31,313)           -         -           -    63,089         31,776
 Tax benefit from stock options exercised                -    12,643            -         -           -         -         12,643
 Treasury shares purchased                               -         -            -         -           -  (164,760)       164,760)
 Cash dividends ($0.250 per share)                       -         -      (19,819)        -           -         -        (19,819)
                                                      ----   -------      -------    -------      -----  --------     ----------

 Balance at December 31, 2005                       $ 814  $ 170,607   $1,151,856 $ 56,454      $    - $(138,151)    $ 1,241,580
                                                    =====  =========   ========== ========      ======  =========    ===========

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                            ---------------------------------------

                                                               2005           2004         2003
                                                                        (in thousands)
Cash flows from operating activities:
Net income from continuing operations                         $ 45,413      $ 210,286    $ 169,853
                                                              --------      ---------    ---------

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                  42,031         40,841       36,897
  Amortization                                                   8,529          8,455        8,764
  Deferred income taxes                                        (91,777)         7,058       32,411
  Restructuring and impairment costs                           232,755          7,124        3,700
  Other non-cash income                                         (2,017)          (394)      (1,173)
  Loss on disposal of property, plant and equipment              1,506            958          459
  Gain on sale of PracticeWorks securities                           -              -      (5,806)
  Non-cash ESOP compensation                                         -            380        1,519
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
     Accounts and notes receivable-trade, net                  (31,589)        16,061        (4,899)
     Inventories, net                                           (7,460)         4,103        15,197
     Prepaid expenses and other current assets                  (4,230)          (765)        4,894
     Other noncurrent assets                                      (854)         1,643        (2,803)
     Accounts payable                                           (6,784)        (1,386)       16,538
     Accrued liabilities                                       (14,465)         5,756       (26,561)
     Income taxes                                               54,045         27,584          (271)
     Other noncurrent liabilities                                7,666          2,828         2,146
  Cash flows (used in) provided by
   discontinued operating activities                                 -        (24,273)        7,127
                                                               -------        -------         -----

Net cash provided by operating activities                      232,769        306,259       257,992
                                                               -------        -------       -------

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired               (18,097)       (17,165)      (15,038)
Expenditures for identifiable intangible assets                 (3,473)        (7,573)       (5,836)
Proceeds from sale of Gendex                                         -        102,500             -
Proceeds from sale of PracticeWorks securities                       -              -        23,506
Proceeds from sale of property, plant and equipment                555          1,788         2,959
Capital expenditures                                           (45,293)       (52,036)      (73,157)
Other                                                                -         (1,756)            -
Realization of cross-currency swap value                        23,836         13,664        10,736
Cash flows used in discontinued
 operations' investing activities                                    -           (148)       (1,811)
                                                               -------         ------        ------

Net cash (used in) provided by investing activities            (42,472)        39,274       (58,641)
                                                               -------         ------       -------

Cash flows from financing activities:

Proceeds from long-term borrowings, net
 of deferred financing costs                                         -              -           634
Payments on long-term borrowings                               (60,105)       (22,151)     (70,738)
(Decrease) increase in short-term borrowings                      (141)           624       (3,277)
Proceeds from exercise of stock options                         31,776         45,318        16,871
Cash paid for treasury stock                                  (164,760)       (37,703)           -
Cash dividends paid                                            (19,141)       (15,823)     (14,999)
                                                               -------        -------      -------

Net cash used in financing activities                         (212,371)       (29,735)     (71,509)
                                                              --------        -------      -------

Effect of exchange rate changes on cash and cash equivalents   (49,770)        26,816        10,261
                                                               -------         ------        ------

Net (decrease) increase in cash and cash equivalents           (71,844)       342,614       138,103

Cash and cash equivalents at beginning of period               506,369        163,755        25,652
                                                               -------        -------        ------

Cash and cash equivalents at end of period                   $ 434,525      $ 506,369     $ 163,755
                                                             =========      =========     =========

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,

                                                                                 2005              2004             2003
                                                                                          (in thousands)
Supplemental disclosures of cash flow information:
  Interest paid, net of amounts capitalized                                    $ 19,864          $ 24,836         $ 25,796
  Income taxes paid                                                            $ 62,291          $ 44,952         $ 57,733

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

Accounts and Notes Receivable-Trade

     The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $14.8 million and $17.2 million at December 31, 2005 and 2004, respectively. The Company recorded provisions for doubtful accounts, included in "Selling, general and administrative expenses", of approximately $2.1 million, $2.1 million and $0.6 million for 2005, 2004 and 2003, respectively.

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

Inventories

     Inventories are stated at the lower of cost or market. At December 31, 2005 and 2004, the cost of $10.3 million, or 5%, and $10.8 million, or 5%, respectively, of inventories was determined by the last-in, first-out ("LIFO") method. The cost of other inventories was determined by the first-in, first-out ("FIFO") or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

     If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2005 and December 31, 2004 by $2.6 million and $1.4 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

     Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and other long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company's significant accounting policies on long-lived assets for each category of long-lived asset is discussed below.

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

         As a result of changes in events and circumstances surrounding the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001 and the assets associated with the pharmaceutical manufacturing facility, additional impairment analyses were conducted during the third and fourth quarters of 2005, resulting in impairment charges being recorded in both quarters (see Note 15 - RESTRUCTURING AND IMPAIRMENT COSTS (INCOME)).


     Identifiable Finite-Lived Intangible Assets

         Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with SFAS
     144. The Company closely monitors intangible assets related to new technology for indicators of impairment as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

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

     As a result of changes in events and circumstances surrounding the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001 and the assets associated with the pharmaceutical manufacturing facility, additional impairment analyses were conducted during the third and fourth quarters of 2005, resulting in impairment charges being recorded in both quarters (see Note 15 - RESTRUCTURING AND IMPAIRMENT COSTS (INCOME)).

Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. This standard, as amended by SFAS 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or Accumulated Other Comprehensive Income.

     The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross-currency basis swaps to convert debt denominated in one currency to another currency, and commodity swaps to fix its variable raw materials costs.

Pension and Other Postretirement Benefits

     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by a postretirement healthcare plan. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates, and health care cost trend assumptions are particularly important when determining the Company's benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company's pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 14 to the Consolidated Financial Statements.

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

     Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within "Accumulated other comprehensive income". During the year ended December 31, 2005, the Company had translation losses of $172.3 million, partially offset by gains of $49.1 million on its loans designated as hedges of net investments. During the years ended December 31, 2004 and 2003, the Company had translation gains of $104.9 million and $153.0 million, respectively, partially offset by losses of $35.0 million and $57.0 million, respectively, on its loans designated as hedges of net investments.

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange gains of $6.7 million and $0.3 million in 2005 and 2003, respectively, and exchange losses of $1.2 million in 2004 are included in "Other expense (income), net".

Revenue Recognition

     Revenue, net of related discounts and allowances, is recognized when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Net sales include shipping and handling costs collected from customers in connection with the sale.

     A significant portion of the Company's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company's sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $171.2 million, $212.3 million and $203.7 million for 2005, 2004 and 2003, respectively.

Warranties

      The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience.

Research and Development Costs

     Research and development ("R&D") costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to this capitalized equipment is included in the Company's R&D costs. R&D costs are included in "Selling, general and administrative expenses" and amounted to approximately $47.0 million, $44.6 million and $43.3 million for 2005, 2004 and 2003, respectively.

Income Taxes

     Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

     The Company accounts for income tax contingencies in accordance with the Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

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

Stock Compensation

     The Company has stock-based employee compensation plans which are described more fully in Note 12 - STOCKHOLDERS' EQUITY . The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock compensation plans. Under this method, no compensation expense is recognized for fixed stock option plans, provided that the exercise price is greater than or equal to the price of the stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (see also discussion of SFAS 123R in New Accounting Pronouncements).

                                                                        Year Ended December 31,
                                                                2005                2004                2003
                                                                  (in thousands, except per share amounts)
Net income as reported                                        $ 45,413           $ 253,165            $ 174,183
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                                   (13,784)            (11,668)             (11,062)
                                                               -------             -------              -------
Pro forma net income                                          $ 31,629           $ 241,497            $ 163,121
                                                              ========           =========            =========

Basic earnings per common share
  As reported                                                   $ 0.57              $ 3.15               $ 2.21
  Pro forma under fair value based method                       $ 0.40              $ 3.00               $ 2.07

Diluted earnings per common share
  As reported                                                   $ 0.56              $ 3.09               $ 2.16
  Pro forma under fair value based method                       $ 0.39              $ 2.95               $ 2.02

APB 25
Basic                                                           79,595              80,387               78,823
Diluted                                                         81,008              82,014               80,647

SFAS 123
Basic                                                           79,595              80,387               78,823
Diluted                                                         81,115              81,994               80,705

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes foreign currency translation adjustments related to the Company's foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the fair value of the Company's available-for-sale investment securities and certain derivative financial instruments and changes in its minimum pension liability are recorded in other comprehensive income (loss). These changes are recorded in other comprehensive income (loss) net of any related tax effects. For the years ended December 31, 2005, 2004 and 2003, these adjustments were net of tax effects of $48.1 million, $32.0 million and $29.1 million, respectively, primarily related to foreign currency translation adjustments.

     The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

                                                              December 31,
                                                            2005          2004
                                                              (in thousands)
Foreign currency translation adjustments                 $ 56,214     $ 179,416
Net gain/(loss) on derivative financial
  instruments                                              15,312       (12,639)
Unrealized gain (loss) on available-for-sale securities       364           342
Minimum pension liability                                 (15,436)       (3,019)
                                                          -------        ------
                                                         $ 56,454     $ 164,100
                                                         ========     =========

     The cumulative foreign currency translation adjustments included translation gains of $129.0 million and $297.9 million as of December 31, 2005 and 2004, respectively, offset by losses of $72.8 million and $118.5 million, respectively, on loans designated as hedges of net investments.

Revisions in Classification

     Certain revisions in classification have been made to prior years' data in order to conform to the current year presentation.

     The Company has revised its 2004 and 2003 cash flow statement classifications to present realization of cross-currency swap value of $13.7 million and $10.7 million, respectively, into cash flows from investing activities from cash flows from financing activities

New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment". This standard eliminates the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The standard requires that all public companies report share-based compensation expense at the grant date fair value of the related share-based awards and no longer permits companies to account for options under the intrinsic value approach of APB 25. SFAS 123R is effective for annual periods beginning after June 15, 2005. As the Company has accounted for stock option grants under the APB 25 in the past, this statement is expected to have a material impact on the Company's financial statements once effective ($0.14 to $0.16 per diluted share on an annualized basis). The Company will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of its employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123(R). Compensation cost for stock option awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under ARB No. 43, in certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs that were considered to be unusually abnormal were required to be treated as period charges. Under SFAS 151, these charges are required to be treated as period charges regardless of whether they meet the criterion of unusually abnormal. Additionally, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29" ("SFAS 153"). This statement amends APB Opinion No. 29 to eliminate the exceptions that allowed for other than fair value measurement when similar productive assets were exchanged, and replaced the exceptions with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this statement did not have a material impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS 154 as of January 1, 2006 and does not expect that its adoption will have a material impact on its financial statements.


NOTE 2 - EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                        Earnings per common share
                                                                                    -----------------------------------
                                    Income From  Income From
                                   Continuing    Discontinued   Net                 Continuing      Discontinued
                                   Operations     Operations   Income     Shares    Operations      Operations    Total
                                                        (in thousands, except per share amounts)
Year Ended December 31, 2005
        Basic                        $ 45,413     $     -       $ 45,413  79,595         $ 0.57        $     -    $ 0.57
        Incremental shares from
           assumed exercise of
           dilutive options                 -           -             -    1,413
                                     --------      -------      -------   ------

        Diluted                      $ 45,413     $     -      $ 45,413   81,008         $ 0.56        $     -    $ 0.56
                                     ========     =======      ========   ======

Year Ended December 31, 2004
        Basic                       $ 210,286     $ 42,879    $ 253,165   80,387         $ 2.61         $ 0.54    $ 3.15
        Incremental shares from
           assumed exercise of
           dilutive options                 -            -            -    1,627
                                     --------      -------     --------   ------

        Diluted                    $  210,286     $ 42,879    $ 253,165   82,014         $ 2.56         $ 0.53    $ 3.09
                                    =========      =======     ========   ======

Year Ended December 31, 2003
        Basic                       $ 169,853      $ 4,330    $ 174,183   78,823         $ 2.16         $ 0.05    $ 2.21
        Incremental shares from
           assumed exercise of
           dilutive options                 -            -            -    1,824
                                     --------      -------     --------   ------

        Diluted                     $ 169,853      $ 4,330    $ 174,183   80,647         $ 2.11         $ 0.05    $ 2.16
                                     ========       ======     ========   ======

     Options to purchase 2.2 million, 1.0 million and 1.4 million shares of common stock that were outstanding during the years ended 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

     In March 2001, the Company acquired the know-how, patent and trademark rights to the non-injectable anesthetic product known as Oraqix(R) with a purchase price composed of the following: a $2.0 million payment upon submission of a New Drug Application ("NDA") in the U.S. and a Marketing Authorization Application ("MAA") in Europe for the Oraqix(R) product under development; payments of $6.0 million and $2.0 million upon the approval of the NDA and MAA, respectively, for licensing rights; and a $10.0 million prepaid royalty payment upon approval of both applications. The $2.0 million payment related to the application filings was accrued and classified within the restructuring and other costs line item during the fourth quarter of 2001 and was paid during the first quarter of 2002. The MAA was approved in Sweden, the European Union member reference state, and the Company made the required $2.0 million payment to AstraZeneca in the second quarter of 2003. The NDA application was approved in December 2003 and as a result the remaining payments of $16.0 million became due and were accrued in 2003 and the payments were made in January 2004. These payments were capitalized and will be amortized over the term of the licensing agreements.

     Effective January 2005, the Company acquired all the outstanding capital stock of GAC SA from the Gebroulaz Foundation. GAC SA is primarily a distributor of orthodontic products with subsidiaries in Switzerland, France, Germany and Norway. The Company purchased GAC SA primarily to further strengthen its orthodontic business through the acquired company's presence in the orthodontic market in Europe. In May 2005, the Company acquired the assets of Raintree Essix, L.L.C. ("Raintree"). Raintree is a brand leader for specialty plastic sheets used in orthodontic treatment, as well as other accessories for the orthodontic market. The Company purchased Raintree primarily to further strengthen its orthodontic product offerings. In May 2005, the Company also acquired all the outstanding capital stock of Glenroe Technologies, Inc. ("Glenroe"). Glenroe is a manufacturer of orthodontic accessory products including elastic force materials, specialty plastics, and intricate molded plastic parts, including NEOCLIPS, a new product used with DENTSPLY's newly launched Interactive MYSTIQUE bracket (the world's first low friction translucent ceramic bracket). The Company purchased Glenroe primarily to further strengthen its orthodontic product offerings. The above described transactions included aggregate payments at closing of approximately $18.1 million (net of cash acquired of $2.7 million). Each transaction includes provisions for possible additional payments based on the performance of the individual businesses post closing (generally for three years). All of these acquired companies are included in the "U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia" operating segment.

     The results of operations of the acquired companies are included in the accompanying financial statements since the effective dates of the transactions. The purchase price of these acquisitions has been allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed. The current aggregate purchase price allocation for these acquisitions is as follows:
                                                                 (in thousands)
Current assets                                                      $ 6,033
Property, plant and equipment                                         2,063
Identifiable intangible assets and goodwill                          17,094
Other long-term assets                                                   26
                                                                     ------
  Total assets                                                       25,216
                                                                     ------
Current liabilities                                                  (5,070)
Other long-term liabilities                                          (2,049)
                                                                     ------
  Total liabilities                                                  (7,119)
                                                                     ------
  Net assets                                                       $ 18,097
                                                                   ========

Divestitures

     On February 27, 2004, the Company sold the assets and related liabilities of the Gendex business to Danaher Corporation for $102.5 million cash, plus the assumption of certain pension liabilities. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax). Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. The sale of Gendex narrows the Company's product lines to focus primarily on dental consumables, dental laboratory products, and specialty dental products.


NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales in 2005, 2004 and 2003.

     The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1 - SIGNIFICANT ACCOUNTING POLICIES). The Company measures segment income for reporting purposes as net operating profit before restructuring, impairment, interest and taxes. A description of the services provided within each of the Company's four reportable segments is provided below. The disclosure below reflects the Company's segment reporting structure through December 31, 2005. In January 2006, the Company reorganized its operating group structure consolidating into three operating groups. Segment information will be disclosed under this new structure beginning in the first quarter of 2006.

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

     The following table sets forth information about the Company's operating groups for 2005, 2004 and 2003.


Third Party Net Sales

                                                                              2005               2004               2003
                                                                                            (in thousands)
U.S. Consumable Business / Canada                                           $ 343,310         $ 319,665          $ 308,827
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                      505,675           577,426            520,850
Australia/Latin America/Endodontics/
Non-Dental                                                                    359,870           339,130            315,399
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                       509,439           461,320            424,659
All Other (a)                                                                  (3,159)           (3,309)            (1,741)
                                                                            ---------         ---------          ----------
Total                                                                    $  1,715,135       $ 1,694,232         $ 1,567,994
                                                                         ============       ===========         ===========

Third Party Net Sales, excluding precious metal content

                                                                             2005                2004                2003
                                                                                            (in thousands)
U.S. Consumable Business / Canada                                           $ 342,254         $ 319,647           $ 308,827
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                      387,484           422,198             373,822
Australia/Latin America/Endodontics/
Non-Dental                                                                    357,848           337,380             313,345
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                       459,489           405,956             370,093
All Other (a)                                                                  (3,159)           (3,309)             (1,741)
                                                                            ---------         ---------          ----------
Total excluding Precious Metal Content                                      1,543,916         1,481,872           1,364,346
Precious Metal Content                                                        171,219           212,361             203,648
                                                                            ---------         ---------          ----------
Total including Precious Metal Content                                     $1,715,135       $ 1,694,233         $ 1,567,994
                                                                           ==========       ===========         ===========

(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.


Intersegment Net Sales

                                                                               2005              2004               2003
                                                                                           (in thousands)
U.S. Consumable Business / Canada                                           $ 314,070         $ 316,462          $ 309,367
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                      161,290           164,205            145,791
Australia/Latin America/Endodontics/
Non-Dental                                                                     65,076            56,500             54,651
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                        40,743            34,609             35,609
All Other (a)                                                                 165,497           161,520            161,930
                                                                            ---------         ---------          ----------
Total Intersegment Net Sales                                                  746,676           733,296            707,348
Eliminations                                                                 (746,676)         (733,296)          (707,348)
                                                                            ---------         ---------          ----------
Total                                                                        $      -          $      -           $      -
                                                                            =========         =========          ==========

Depreciation and Amortization

                                                                                2005              2004               2003
                                                                                             (in thousands)
U.S. Consumable Business / Canada                                            $ 10,089           $ 7,958            $ 6,956
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                       13,949            13,697             12,228
Australia/Latin America/Endodontics/
Non-Dental                                                                     11,382            10,635              9,682
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                         9,719            11,628             10,910
All Other (a)                                                                   5,421             5,378              5,885
                                                                            ---------         ---------          ---------
Total                                                                        $ 50,560          $ 49,296           $ 45,661
                                                                            =========         =========          =========

(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.


Segment Operating Income

                                                                                2005              2004               2003
                                                                                             (in thousands)
U.S. Consumable Business / Canada                                            $ 95,598          $ 97,584           $ 98,121
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                       49,437            74,756             56,408
Australia/Latin America/Endodontics/
Non-Dental                                                                    146,768           143,472            130,618
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                        77,797            54,743             45,310
All Other (a)                                                                 (63,923)          (68,301)           (58,774)
                                                                            ---------         ---------          ---------
Segment Operating Income                                                      305,677           302,254            271,683

Reconciling Items:
Restructuring and impairment costs (b)                                        232,755             7,124              3,700
Interest Expense                                                               17,773            25,098             26,079
Interest Income                                                                (9,005)           (5,469)            (1,874)
Other (income) expense, net                                                    (6,884)            1,346             (7,418)
                                                                            ---------         ---------          ---------
Income before income taxes                                                   $ 71,038         $ 274,155          $ 251,196
                                                                            =========         =========          =========

Assets

                                                                                2005              2004               2003
                                                                                            (in thousands)
U.S. Consumable Business / Canada (b)                                       $ 179,516         $ 360,977          $ 309,995
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                      607,346           713,592            669,876
Australia/Latin America/Endodontics/
Non-Dental                                                                    566,281           582,828            573,693
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia (b)                                                   380,691           390,140            411,299
All Other (a)                                                                 673,495           750,608            480,724
                                                                            ---------         ---------          ---------
Total                                                                     $ 2,407,329       $ 2,798,145        $ 2,445,587
                                                                            =========         =========          =========


(a) Includes: operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

(b) During 2005, the Company recorded a $233.1 million ($179.6 million after tax) impairment and restructuring charge against the indefinite-lived injectable anesthetic asset and the long-lived pharmaceutical manufacturing facility assets. Of this charge, $209.9 million ($166.1 million after tax) was recorded in the U.S. Consumable Business/Canada, and the remaining $23.3 million ($13.5 million after tax) was recorded in the U.S. Dental Laboratory Business/Implants/Orthodontics/Japan/Asia. This impairment does not impact the Company's needle-free Oraqix(R) product.


Capital Expenditures
                                                                                2005              2004               2003
                                                                                             (in thousands)
U.S. Consumable Business / Canada                                            $ 18,002          $ 23,581           $ 36,493
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory
Business                                                                        5,834             8,327              9,195
Australia/Latin America/Endodontics/
Non-Dental                                                                     10,393            10,888             10,819
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                                         5,747             6,356              7,190
All Other (a)                                                                   5,317             2,884              9,460
                                                                            ---------         ---------          ----------
Total                                                                        $ 45,293          $ 52,036           $ 73,157
                                                                            =========         =========          =========

(a) Includes: one operating division not managed by named segments, operating expenses of two distribution warehouses not managed by named segments, Corporate and inter-segment eliminations.

Geographic Information

     The following table sets forth information about the Company's operations in different geographic areas for 2005, 2004 and 2003. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

                                                    United                                     Other
                                                    States               Germany              Foreign         Consolidated
                                                                               (in thousands)
2005
Net sales                                          $ 756,627            $ 365,984            $ 592,524         $ 1,715,135
Long-lived assets                                    150,085              104,997              136,511             391,593

2004
Net sales                                          $ 727,875            $ 436,047            $ 530,310         $ 1,694,232
Long-lived assets                                    204,807              125,897              136,511             467,215

2003
Net sales                                          $ 705,309            $ 395,170            $ 467,515         $ 1,567,994
Long-lived assets                                    213,607              121,481              129,059             464,147

Product and Customer Information

                                                                 Year Ended December 31,

                                                    2005                  2004                 2003
                                                                     (in thousands)
Dental consumables                                 $ 618,909            $ 578,128            $ 554,172
Dental laboratory products                           473,942              559,278              521,079
Specialty dental products                            580,509              520,001              459,193
Non-dental                                            41,775               36,825               33,550
                                                   ---------            ---------            ---------
                                                 $ 1,715,135          $ 1,694,232           $1,567,994

     Dental consumable products consist of dental sundries and small equipment products used in dental offices in the treatment of patients. DENTSPLY's products in this category include dental injectable anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

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

     One customer, Henry Schein, Incorporated, accounted for more than ten percent of consolidated net sales in 2005, accounting for 11.1% of all sales. No customers accounted for more than ten percent of consolidated net sales in 2004 or 2003. Third party export sales from the United States are less than ten percent of consolidated net sales.


NOTE 5 - OTHER (INCOME) EXPENSE


     Other (income) expense, net consists of the following:
                                                                 Year Ended December 31,
                                                      ----------------------------------------------

                                                             2005             2004             2003
                                                                     (in thousands)
Foreign exchange transaction (gains) losses               $(6,668)         $ 1,179          $  (263)
(Gain) loss on PracticeWorks securities                         -                -           (7,395)
Minority interests                                           (372)             223             (312)
Other                                                         156              (56)             552
                                                           ------           ------           ------

                                                          $(6,884)         $ 1,346          $(7,418)
                                                          =======          =======          =======

NOTE 6 - DISCONTINUED OPERATIONS

     On February 27, 2004, the Company sold the assets and related liabilities of the Gendex business to Danaher Corporation for $102.5 million cash, plus the assumption of certain pension liabilities. Although the sales agreement contained a provision for a post-closing adjustment to the purchase price based on changes in certain balance sheet accounts, no such adjustments were necessary. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax). Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. The sale of Gendex narrows the Company's product lines to focus primarily on dental consumables, dental laboratory products, and specialty dental products.

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

     Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

                                                                      Year Ended December 31,

                                                             2005             2004            2003
                                                                                        (in thousands)
Net sales                                                  $    -          $ 17,519       $ 106,313
Gain on sale of Gendex                                          -            72,943               -
Income before income taxes (including gain on
  sale in 2004)                                                 -            72,803           7,329


NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                                        December 31,
                                                   2005            2004
                                                       (in thousands)
Finished goods                                   $127,569       $130,150
Work-in-process                                    40,887         42,427
Raw materials and supplies                         39,723         41,132
                                                   ------         ------
                                                 $208,179       $213,709
                                                 ========       ========

NOTE 8- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                        December 31,
                                                   2005            2004
                                                     (in thousands)
Assets, at cost:
     Land                                        $ 41,938        $47,355
     Buildings and improvements                   194,443        197,029
     Machinery and equipment                      327,708        331,409
     Construction in progress                      10,402         73,447
                                                   ------         ------
                                                  574,491        649,240
     Less:  Accumulated depreciation              258,273        249,360
                                                  -------        -------
                                                 $316,218       $399,880
                                                 ========       ========

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

     The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment test approach be applied. The impairment tests are required to be performed annually (or more often if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired) and are based upon a fair value approach rather than an evaluation of undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. Other intangible assets with finite lives will continue to be amortized over their useful lives.

     The Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets in the second quarter of 2005 and no impairment was identified. This impairment assessment included an evaluation of approximately 20 reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.

As a result of changes in events and circumstances surrounding the indefinite-lived injectable intangible asset, an event driven impairment analysis was performed at the end of the third quarter of 2005 resulting in the recording of an impairment charge. The Company continued to monitor this asset in conjunction with the other assets associated with the Company's injectable anesthetic business throughout the fourth quarter of 2005, and as a result of additional event driven impairment analyses performed in December of 2005, additional impairment charges were recorded (see Note 15 - RESTRUCTURING AND IMPAIRMENT COSTS (INCOME)).

     The table below presents the net carrying values of goodwill and identifiable intangible assets.


                                                             December 31,
                                                         2005            2004
                                                            (in thousands)
Goodwill                                              $ 933,227        $ 996,262
                                                      =========        =========

Indefinite-lived identifiable intangible assets:
  Trademarks                                            $ 4,080          $ 4,080
  Licensing agreements                                        -          178,610
Finite-lived identifiable intangible assets              64,520           83,041
                                                         ------           ------
Total identifiable intangible assets                   $ 68,600        $ 265,731
                                                       ========        =========

     A reconciliation of changes in the Company's goodwill is as follows:


                                                               December 31,
                                                         2005            2004
                                                            (in thousands)
Balance, beginning of the year                        $ 996,262       $ 963,264
Acquisition activity                                     16,275             509
Changes to purchase price allocation                     (9,481)         (9,446)
Effects of exchange rate changes                        (69,829)         41,935
                                                        -------          ------
Balance, end of the year                              $ 933,227       $ 996,262
                                                      =========       =========

     The change in the net carrying value of goodwill in 2005 was primarily due to foreign currency translation adjustments, three acquisitions and changes to the purchase price allocations of the Degussa Dental, GAC, and Friadent acquisitions. The purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes. The change in the net carrying value of goodwill in 2004 was primarily due to foreign currency translation adjustments, changes to the purchase price allocations of the Degussa Dental and Friadent acquisitions and a small acquisition. The purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes.

The decrease in indefinite-lived licensing agreements was due to the impairment of these assets. These intangible assets relate exclusively to the royalty-free licensing rights to AstraZeneca's anesthetic trademarks and related products (see Note 15 - RESTRUCTURING AND IMPAIRMENT COSTS (INCOME)). The change in finite-lived identifiable intangible assets was due primarily to amortization for the period, the purchase of new technology and foreign currency translation adjustments.

     Goodwill by reportable segment is as follows:
                                                              December 31,
                                                         2005             2004
                                                             (in thousands)

U.S. Consumable Business / Canada                      $ 86,155         $ 86,155
Dental Consumables - Europe, CIS, Middle
East, Africa/European Dental Laboratory                 333,503          381,379
Business
Australia/Latin America/Endodontics/
Non-Dental                                              173,523          170,730
U.S. Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                 340,046          357,998
                                                        -------         --------
Total                                                 $ 933,227        $ 996,262
                                                      =========        =========

      Finite-lived identifiable intangible assets consist of the following:

                                          December 31, 2005                                   December 31, 2004
                           ---------------------------------------------        ------------------------------------------
                               Gross                               Net              Gross                           Net
                             Carrying        Accumulated        Carrying          Carrying      Accumulated       Carrying
                              Amount        Amortization         Amount            Amount       Amortization       Amount
                                                                      (in thousands)
Patents                      $ 54,467        $ (39,643)         $ 14,824          $56,330         $ (37,394)    $ 18,936
Trademarks                     33,913           (9,486)           24,427           36,782            (8,598)      28,184
Licensing agreements           30,158          (10,622)           19,536           31,960           (10,308)      21,652
Other                          18,928          (13,195)            5,733           23,643            (9,374)      14,269
                               ------          -------             -----           ------            ------       ------
                            $ 137,467        $ (72,946)         $ 64,520        $ 148,715         $ (65,674)    $ 83,041
                            =========        =========          ========        =========         =========     ========

     Amortization expense for finite-lived identifiable intangible assets for 2005, 2004 and 2003 was $8.5 million, $8.5 million and $8.8 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $6.9 million, $6.0 million, $5.6 million, $5.4 million and $4.3 million for 2006, 2007, 2008, 2009 and 2010, respectively.

NOTE 10 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              December 31,
                                                         2005             2004
                                                             (in thousands)
Payroll, commissions, bonuses, other
  cash compensation and employee benefits              $ 54,294         $ 57,738
General insurance                                        17,441           15,844
Sales and marketing programs                             17,429           15,757
Professional and legal costs                             13,559           21,840
Restructuring and other costs (Note 15)                   4,871            6,224
Warranty liabilities                                      3,536            3,681
Other (a)                                                48,716           58,681
                                                         ------           ------
                                                       $159,846         $179,765
                                                       ========         ========

     (a) - The decrease in other liabilities was primarily caused by the impact of translation due to the strengthening of the dollar during 2005 against most of the local currencies in which the Company's subsidiaries conduct business. As a result of this strengthening of the dollar, the impact of translation on other accrued liabilities was approximately $3.1 million. Additionally, due to lower debt levels, interest rate swaps, and the timing of interest payments, the accrued interest was approximately $2.1 million lower in 2005 than in 2004.

     A reconciliation of changes in the Company's warranty liability for 2005 and 2004 is as follows:
                                                             December 31,
                                                          2005           2004
                                                            (in thousands)
Balance, beginning of the year                          $ 3,681         $ 3,629
Accruals for warranties issued during the year            1,367           2,010
Accruals related to pre-existing warranties                 291            (460)
Warranty settlements made during the year                (1,551)         (1,635)
Effects of exchange rate changes                           (252)            137
                                                        -------          ------
Balance, end of the year                                $ 3,536         $ 3,681
                                                        =======         =======

NOTE 11 - FINANCING ARRANGEMENTS

Short-Term Borrowings

     Short-term bank borrowings amounted to $1.4 million and $1.5 million at December 31, 2005 and 2004, respectively. The weighted average interest rates of these borrowings were 2.5% and 3.3% at December 31, 2005 and 2004, respectively. Unused lines of credit for short-term financing at December 31, 2005 and 2004 were $49.2 million and $52.5 million, respectively. Substantially all other short-term borrowings were classified as long-term as of December 31, 2005 and 2004, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings


                                                                                                 December 31,
                                                                                              2005         2004
                                                                                                (in thousands)

$250 million multi-currency revolving credit agreement expiring May 2006,
Japanese yen 12.6 billion at 0.56%                                                         $      -     $ 122,463

$500 million multi-currency revolving credit agreement expiring May 2010,
Japanese yen 12.6 billion at 0.42%                                                          106,359             -

Prudential Private Placement Notes, Swiss franc denominated, 56.3 million
(84.4 million at December 2004) at 4.56% and 55.0 million (82.5 million at
December 2004) at 4.42% maturing March 2007, 80.4 million at 4.96% maturing
October 2006                                                                                 145,662      216,762
ABN Private Placement Note, Japanese yen 6.2 billion at 1.39% maturing December 2005               -       20,285

Euro 350.0 million Eurobonds at 5.75% maturing December 2006                                 419,348      489,151

$250 million commercial paper facility rated A/2-P/2 U.S. dollar borrowings                    6,700            -

Other borrowings, various currencies and rates                                                 2,814        2,625
                                                                                             -------      -------
                                                                                             680,883      851,286
Less: Current portion (included in notes payable and current portion of long-term debt)      410,779       71,346
                                                                                             -------      -------
                                                                                           $ 270,104    $ 779,940
                                                                                           =========    =========

    The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and/or funds available to the Company under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractual due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2005 through use of the revolving credit facility.

     The table below reflects the contractual maturity dates of the various borrowings at December 31, 2005 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2010.

2006                                 $410,779
2007                                 $ 43,714
2008                                     $ 53
2009                                     $ 14
2010                                 $226,323
2011 and beyond                             -
                                      -------
                                     $680,883
                                     ========

     The Company utilizes interest rate swaps to convert the variable rate Japanese yen-denominated debt under the revolving facility to fixed rate debt. In addition, swaps are used to convert the fixed rate Eurobond to variable rate financing. The Company's use of interest rate swaps is further described in Note 16 - "Financial Instruments and Derivatives".

     The Company has a $500 million revolving credit agreement with participation from thirteen banks. The revolving credit agreements contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2005, the Company was in compliance with these covenants. The Company pays a facility fee of 0.10 % annually on the amount of the commitment under the $500 million five year facility. The entire $500 million revolving credit agreement has a usage fee of 0.10 % annually if utilization exceeds 50% of the total available facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company's long-term credit rating from Moody's and Standard and Poors.

     The Company has complementary U.S. dollar and Euro multicurrency commercial paper facilities totaling $250 million which have utilization, dealer, and annual appraisal fees which on average cost 0.11% annually. The $500 million revolving credit facility acts as back-up credit to this commercial paper facility. The total available credit under the commercial paper facilities and the revolving credit facility is $250 million. Outstanding commercial paper obligations at December 31, 2005 were $6.7 million.

     In March 2001, the Company issued Series A and B private placement notes to Prudential Capital Group totaling Swiss francs 166.9 million at an average rate of 4.49% with six year final maturities. The notes were issued to finance the acquisition of the AZ Assets. In October 2001, the Company issued a Series C private placement note to Prudential Capital Group for Swiss francs 80.4 million at a rate of 4.96% with a five year final maturity. The series A and B notes were also amended in October 2001 to increase the interest rate by 30 basis points, reflecting the Company's higher leverage. The private placement notes contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. In December 2001, the Company issued a private placement note through ABN AMRO for Japanese yen 6.2 billion at a rate of 1.39% with a four year final maturity. The Series C note and the ABN note were issued to partially finance the Degussa Dental acquisition. The Company has completely retired the ABN note and has made the initial mandatory prepayment under series A and B notes.

     In December 2001, the Company issued Euro 350 million Eurobonds with a coupon of 5.75%, maturing December 2006 at an effective yield of 5.89%. These bonds were issued to partially finance the Degussa Dental acquisition.

     At December 31, 2005, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $436.2 million.

NOTE 12 - STOCKHOLDERS' EQUITY

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 shares of treasury stock. Under this program, the Company purchased 3,002,000 shares during 2005 at an average price of $54.85. As of December 31, 2005 and 2004, the Company held 2,533,000 and 757,000 shares of treasury stock, respectively. The Company also received proceeds of $31.8 million as a result of the exercise of 1,226,000 stock options during the year ended December 31, 2005.

     The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

     The 2002 Plan authorized grants of 7.0 million shares of common stock, (plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Stock Option Plans), subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 7.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-qualified stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions ("Restricted Stock"), stock delivered upon vesting of units ("Restricted Stock Units") and stock appreciation rights ("SARs"). ISOs and NSOs are collectively referred to as "Options". Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights are collectively referred to as "Awards". Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company. Awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

     Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. The number of shares available for grant under the 2002 plan as of December 31, 2005 was 4,025,000 shares. Each non-employee director receives an automatic grant of NSOs to purchase 9,000 shares of common stock on the date he or she becomes a non-employee director and an additional 9,000 options on the third anniversary of the date on which the non-employee director was last granted an option.

     The following is a summary of the status of the Plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates:

                           Outstanding            Exercisable
                       --------------------   --------------------

                                    Weighted             Weighted    Available
                                    Average              Average        for
                                    Exercise             Exercise      Grant
                        Shares       Price      Shares    Price        Shares

December 31, 2002       7,691,589    $ 24.50   4,649,889   $ 18.99    7,253,405
Authorized (Lapsed)             -                                       177,882
Granted                 1,434,300      43.84                         (1,434,300)
Exercised                (829,155)     19.30                                  -
Expired/Canceled         (119,277)     29.38                            119,277
                        ---------                                     ---------

December 31, 2003       8,177,457      28.35   5,225,300     22.22    6,116,264
Authorized (Lapsed)             -                                         8,100
Granted                 1,127,799      53.61                         (1,127,799)
Exercised              (2,117,484)     21.03                                  -
Expired/Canceled         (252,817)     26.57                            252,817
                        ---------                                     ---------

December 31, 2004       6,934,955      34.76   4,498,889     27.99    5,249,382
Authorized (Lapsed)             -                                        36,900
Granted                 1,330,482      55.36                         (1,330,482)
Exercised              (1,265,760)     25.40                                  -
Expired/Canceled          (69,230)     62.74                             69,230
                        ---------                                     ---------

December 31, 2005       6,930,447    $ 40.14   4,626,109   $ 33.85    4,025,030
                        =========                                     =========
     The following table summarizes information about stock options outstanding under the Plans at December 31, 2005:

                             Options Outstanding           Options Exercisable
                       --------------------------------   -----------------------
                                   Weighted
                     Number        Average                    Number
                    Outstanding   Remaining      Weighted   Exercisable    Weighted
                       at         Contractual    Average         at        Average
 Exercise Price    December 31       Life       Exercise    December 31   Exercise
      Range           2005        (in years)      Price         2005        Price
$10.01 - $15.00       52,300          0.7       $ 14.28        52,300      $ 14.28
 15.01 -  20.00      794,635          3.3         16.36       794,635        16.36
 20.01 -  25.00      604,950          4.8         24.76       604,950        24.76
 25.01 -  30.00       18,345          5.6         28.81        18,345        28.81
 30.01 -  35.00      724,162          5.5         31.17       724,162        31.17
 35.01 -  40.00    1,095,518          6.4         36.94     1,075,017        36.95
 40.01 -  45.00    1,319,178          7.4         44.19       875,189        44.23
 45.01 -  50.00       54,600          8.0         48.60        21,638        48.40
 50.01 -  60.00    2,266,759          9.1         55.13       459,873        54.95
                   ---------                                  -------
                   6,930,447          6.9       $ 40.14     4,626,109      $ 33.85
                   =========                                =========

     The Company uses the Black-Scholes option pricing model to value option awards. The per share weighted average fair value of stock options and the weighted average assumptions used to determine these values are as follows:

                                        Year Ended December 31,
                                       2005             2004              2003
                                       ----             ----              ----
Per share fair value                $ 15.07          $ 13.46           $ 14.85
Expected dividend yield                0.50%            0.44%             0.48%
Risk-free interest rate                4.40%            3.56%             3.36%
Expected volatility                      20%              20%               31%
Expected life (years)                  5.50             5.50              5.50

     The Black-Scholes option pricing model was developed for tradable options with short exercise periods and is therefore not necessarily an accurate measure of the fair value of compensatory stock options.

     The rollforward of the common shares and the treasury shares outstanding is as follows:
                                       Common         Treasury       Outstanding
                                       Shares          Shares           Shares
                                                   (in thousands)

Balance at December 31, 2002            81,388         (2,990)          78,398
Exercise of stock options                    -            853              853
                                        ------         ------           ------

Balance at December 31, 2003            81,388         (2,137)          79,251
Exercise of stock options                    -          2,165            2,165
Repurchase of common stock at cost           -           (785)           (785)
                                        ------         ------           ------

Balance at December 31, 2004            81,388           (757)          80,631
Exercise of stock options                    -          1,226            1,226
Repurchase of common stock at cost           -         (3,002)          (3,002)
                                        ------         ------           ------

Balance at December 31, 2005            81,388         (2,533)          78,855
                                        ======         ======           ======

NOTE 13 - INCOME TAXES

     The components of income before income taxes from continuing operations are as follows:
                                              Year Ended December 31,

                                            2005        2004       2003
                                            ----        ----       ----
                                                    (in thousands)
United States ("U.S.")                    $ 53,473    $111,779    $113,994
Foreign                                     17,565     162,376     137,202
                                            ------     -------     -------
                                          $ 71,038    $274,155    $251,196
                                          ========    ========    ========

     The components of the provision for income taxes from continuing operations are as follows:

                                              Year Ended December 31,

                                            2005         2004        2003
                                            ----         ----        ----
                                                     (in thousands)
Current:
     U.S. federal                         $ 62,892    $ 20,706    $ 28,693
     U.S. state                              2,717         197       1,941
     Foreign                                51,793      35,908      18,298
                                            ------      ------      ------
     Total                                 117,402      56,811      48,932

Deferred:
     U.S. federal                          (63,821)      2,556      12,077
     U.S. state                             (1,129)        479       2,466
     Foreign                               (26,827)      4,023      17,868
                                            ------      ------      ------
     Total                                 (91,777)      7,058      32,411
                                            ------      ------      ------
                                          $ 25,625    $ 63,869    $ 81,343
                                          ========    ========    ========

     The reconcilation of the U.S. federal statutory tax rate to the effective rate is as follows:

                                                       Year Ended December 31,

                                                     2005       2004      2003

Statutory federal income tax rate                    35.0%      35.0%     35.0%
Effect of:
    State income taxes, net of federal benefit        2.5        0.2       1.1
    Federal benefit of R&D credits                   (2.4)      (1.5)     (0.2)
    Tax effect of international operations           10.7       (6.3)     (5.0)
    Net effect of tax audit activity                  7.2       (2.0)        -
    Federal benefit of extraterritorial income
     exclusion                                       (2.6)      (0.9)     (0.9)
 Federal tax on unremitted earnings of certain
      foreign subsidiaries                          (15.6)       1.0       2.5
    Section 965 Repatriation                          6.6          -         -
    Other                                            (5.3)      (2.2)     (0.1)

Effective income tax rate on continuing operations   36.1%      23.3%     32.4%

      The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

                                                                 December 31, 2005               December 31, 2004
                                                              Current        Noncurrent       Current       Noncurrent
                                                               Asset           Asset           Asset          Asset
                                                            (Liability)     (Liability)     (Liability)    (Liability)
                                                                                   (in thousands)
Employee benefit accruals                                       $2,142         $10,341         $2,722         $10,230
Product warranty accruals                                          890               -            860               -
Insurance premium accruals                                       5,957               -          6,016               -
Commission and bonus accrual                                     1,993               -         (1,361)              -
Sales and marketing accrual                                      1,768               -          1,819               -
Restructuring and other cost accruals                            1,047               -            636             738
Differences in financial reporting and tax basis for:
     Inventory                                                  14,937               -          6,161               -
     Property, plant and equipment                                   -          (7,120)             -         (35,872)
     Identifiable intangible assets                                  -         (61,373)             -         (67,925)
Unrealized losses (gains) included in other
  comprehensive income                                          23,857           2,663          9,163          62,795
Miscellaneous Accruals                                           7,693               -         10,070               -
Other                                                           22,087          15,532          2,401           9,740
Taxes on unremitted earnings of foreign subsidiaries                 -          (7,374)             -         (18,379)
Discontinued Operations                                              -               -             25             (34)
Foreign tax credit carryforward                                      -          15,700              -               -
Tax loss carryforwards                                               -          40,974              -          24,107
Valuation allowance for tax loss carryforwards                       -         (39,584)             -         (23,421)
                                                               -------         -------        -------         -------
                                                              $ 82,371       $ (30,241)      $ 38,512       $ (38,021)
                                                              ========       =========       ========       =========

      Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

                                                              December 31,
                                                         2005             2004
                                                             (in thousands)
Prepaid expenses and other current assets              $ 82,371         $40,369
Income taxes payable                                          -          (1,857)
Other noncurrent assets                                  12,671          20,175
Deferred income taxes                                   (42,912)        (58,196)

     The Company's effective tax rate for 2005 was 36.1%. During 2005, the Company recorded a tax cost of $4.6 million from the repatriation under the American Jobs Creation Act of 2004, a tax cost of $7.6 million related to the effects of foreign earnings, and a tax benefit of $11.0 million from the release of deferred tax liabilities related to the undistributed earnings of foreign earnings due to the availability of foreign tax credits.

     The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). The reversal of the accruals is recorded when examinations are completed, statutes of limitation close or tax laws change.

     The Company has $15.7 million of foreign tax credit carryforwards which will expire in 2015.

     Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $214.3 million at December 31, 2005, of which $137.7 million expire through 2025 and $76.6 million may be carried forward indefinitely. The tax benefit of certain tax loss carryforwards has been offset by a valuation allowance as of December 31, 2005, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2005 and 2004 was $39.6 million and $23.4 million, respectively.

     The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $35 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500 million of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. During the quarter ended December 31, 2005, the Company completed its evaluation of the repatriation provision and will reinvest approximately $345 million of foreign earnings in the United States. As a result, the Company recognized $4.6 million, net of available foreign tax credits, of related tax expense for the repatriation plan.

     There was no pretax income from discontinued operations and no income tax expense related to discontinued operations for the year ended December 31, 2005. The pretax income from discontinued operations for the years ended December
31, 2004 and 2003 was $72.8 million and $7.3 million, respectively. The income tax expense related to discontinued operations for the years ended December 31, 2004 and 2003 was $29.9 million and $3.0 million, respectively.

NOTE 14 - BENEFIT PLANS

     Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $17.7 million in 2005, $11.7 million in 2004 and $13.5 million in 2003.

Defined Contribution Plans
     The DENTSPLY Employee Stock Ownership Plan ("ESOP") is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP are expected to be $4.3 million for 2005 (to be contributed in Q1 2006), and were $0.4 million for 2004 and $2.2 million for 2003. Beginning in 2005, annual contributions to the ESOP are made in the first quarter of the subsequent year based upon Covered Compensation at a rate determined annually by the Board of Directors. Prior to 2005, the Company made annual contributions to the ESOP of not less than the amounts required to service ESOP debt, which was extinguished in 2004. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $0.6 million through 2003. Dividends received by the ESOP on allocated shares are either reinvested in participants' accounts or passed through to Plan participants, at the participant's election. Most ESOP shares were initially pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to active employees based on the proportion of debt service paid in the year. At December 31, 2005, the ESOP held 5.0 million shares, all of which were allocated to plan participants as the ESOP debt was fully repaid in 2004. Shares acquired prior to December 31, 1992 are accounted for in accordance with Statement of Position ("SOP") 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans". Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

     The ESOP loan was extinguished on March 31, 2004. All future allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 6% of Covered Compensation. The share allocation will be accounted at fair value at the point of allocation, each year-end, in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The 2005 annual expense, net of forfeitures, is $4.3 million based on the year-end share price of $53.69.

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

     Reconciliations of changes in the above plans' benefit obligations, fair value of assets, and statement of funded status are as follows:


                                                                                                 Other Postretirement
                                                               Pension Benefits                        Benefits
                                                       ---------------------------------     -----------------------------
                                                                 December 31,                        December 31,
                                                            2005              2004              2005             2004
                                                                                 (in thousands)
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year                     $ 151,431         $ 122,567         $ 11,611         $ 12,200
    Service cost                                                5,425             4,790               79              130
    Interest cost                                               5,905             5,927              678              685
    Participant contributions                                   1,765             1,583              700              705
    Actuarial (gains) losses                                   12,289            11,688           (1,086)              61
    Amendments                                                   (138)              238                -                -
    Divestitures                                                2,066              (924)               -                -
    Effects of exchange rate changes                          (19,633)           10,938                -                -
    Benefits paid                                              (7,263)           (5,376)          (1,665)          (2,170)
                                                               ------            ------           ------           ------
Benefit obligation at end of year                           $ 151,847         $ 151,431         $ 10,317         $ 11,611
                                                            =========         =========         ========         ========

Reconciliation of Plan Assets
    Fair value of plan assets at beginning of year           $ 70,993         $  60,108              $ -              $ -
    Actual return on assets                                     4,642             2,439                -                -
    Effects of exchange rate changes                           (8,732)            5,090                -                -
    Employer contributions                                      6,932             7,149              965            1,465
    Participant contributions                                   1,765             1,583              700              705
    Benefits paid                                              (7,243)           (5,376)          (1,665)          (2,170)
                                                               ------            ------           ------           ------

Fair value of plan assets at end of year                     $ 68,357         $  70,993         $      -         $      -
                                                             ========         =========         ========         ========

Reconciliation of Funded Status
    Actuarial present value of projected
      benefit obligations                                   $ 151,847         $ 151,431         $ 10,317         $ 11,611
    Plan assets at fair value                                  68,357            70,993                -                -
                                                              -------            ------           -------         -------

    Funded status                                             (83,490)          (80,438)         (10,317)         (11,611)
    Unrecognized transition obligation                            939             1,336                -                -
    Unrecognized prior service cost                               564               865           (1,071)          (1,756)
    Unrecognized net actuarial loss (gain)                     27,970            20,371            2,376            3,736
                                                             --------          --------          -------          -------
Net amount recognized                                       $ (54,017)        $ (57,866)        $ (9,012)        $ (9,631)
                                                            =========         =========         ========         ========

     The amounts recognized in the accompanying Consolidated Balance Sheets are as follows:

                                                                    Other Postretirement
                                          Pension Benefits                Benefits
                                      --------------------------  -------------------------
                                            December 31,                December 31,
                                           2005          2004          2005          2004
                                                         (in thousands)
Other noncurrent assets                   $ 1,634      $ 14,269      $      -     $      -
Other noncurrent liabilities              (77,131)      (77,076)       (9,012)      (9,631)
Accumulated other
  comprehensive loss                       21,480         4,941             -            -
                                         --------      --------       -------      -------
Net amount recognized                   $ (54,017)    $ (57,866)     $ (9,012)    $ (9,631)
                                        =========     =========      ========     ========

                                            December 31,
                                           2005          2004
                                           (in thousands)
Accumulated benefit obligation          $ 141,538     $ 141,077
Increase in other
  comprehensive loss                       16,539         3,118


     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                            December 31,
                                         2005          2004
                                           (in thousands)
Projected benefit obligation            $ 151,847      $ 99,910
Accumulated benefit obligation            141,538        89,566
Fair value of plan assets                  68,357        18,885


     Components of the net periodic benefit cost for the plans are as follows:

                                                                                         Other Postretirement
                                                 Pension Benefits                              Benefits
                                      ----------------------------------------  ---------------------------------------
                                            2005          2004          2003          2005          2004          2003
                                                                       (in thousands)
Service cost                              $ 5,425       $ 4,823       $ 4,137         $ 79         $ 130         $ 235
Interest cost                               5,905         5,936         5,358          678           685           726
Expected return on plan assets             (3,491)       (3,474)       (3,018)           -             -             -
Net amortization and deferral                 946           549           576         (411)         (430)         (265)
                                           ------        ------        ------         ----          ----          ----
Net periodic benefit cost                 $ 8,785       $ 7,834       $ 7,053        $ 346         $ 385         $ 696
                                          =======       =======       =======        =====         =====         =====

      The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

                                                                                         Other Postretirement
                                                 Pension Benefits                              Benefits
                                      ----------------------------------------  ---------------------------------------
                                             2005          2004         2003          2005          2004          2003
Discount rate                                3.7%          4.3%          5.0%         5.5%          6.0%          6.0%
Rate of compensation increase                2.0%          2.1%          3.0%         n/a           n/a           n/a
Initial health care cost trend               n/a           n/a           n/a          9.5%          9.5%          9.5%
Ultimate health care cost trend              n/a           n/a           n/a          5.0%          5.0%          5.0%
Years until ultimate trend is reached        n/a           n/a           n/a          8.0           8.0           9.0

      The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

                                                                                         Other Postretirement
                                                 Pension Benefits                              Benefits
                                      ----------------------------------------  ---------------------------------------
                                             2005          2004          2003         2005          2004          2003
Discount rate                                4.3%          5.0%          5.1%         6.0%          6.0%          6.8%
Expected return on plan assets               5.4%          5.6%          5.5%         n/a           n/a           n/a
Rate of compensation increase                2.0%          2.0%          3.0%         n/a           n/a           n/a
Initial health care cost trend               n/a           n/a           n/a          9.5%          9.5%         10.0%
Ultimate health care cost trend              n/a           n/a           n/a          5.0%          5.0%          5.0%
Years until ultimate trend is reached        n/a           n/a           n/a          9.0           9.0          10.0

Measurement Date                          12/31/2005    12/31/2004    12/31/2003   12/31/2005    12/31/2004    12/31/2003

      Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2005:

                                                             Other Postretirement
                                                                    Benefits
                                                          -------------------------
                                                          1% Increase   1% Decrease
                                                                (in thousands)
Effect on total of service and interest cost components      $ 59        $ (51)
Effect on postretirement benefit obligation                  $770        $(680)

Plan Assets:
      The weighted average asset allocations of the plans at December 31, 2005 and 2004 by asset category are as follows:

                     Target            December 31,
                   Allocation       2005          2004
                                    ----          ----
Equity               30%-65%         32%           31%
Debt                 30%-65%         59%           57%
Real estate           0%-15%          3%            6%
Other                 0%-15%          6%            6%
                                    ----          ----
Total                               100%          100%
                                    ====          ====

     Equity securities do not include Company stock of Dentsply International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.

Cash Flows:
      The Company expects to contribute $0.3 million to its U.S. defined benefit pension plans, $1.1 million to its postretirement medical plans, and $6.3 million to its other postretirement benefit plans in 2006.

Estimated Future Benefit Payments
                                           Other Postretirement
                       Pension Benefits          Benefits
                       ----------------     -------------------
                                   (in thousands)
     2006                  $ 5,569              $ 1,104
     2007                    5,919                1,090
     2008                    5,517                1,048
     2009                    5,761                  992
     2010                    6,907                  975
                            ------                -----
     2011-2015              37,337                4,480
                            ======                =====

NOTE 15 - RESTRUCTURING AND IMPAIRMENT COSTS (INCOME)

Restructuring and Impairment Costs (Income)

     Restructuring and Impairment costs (income) consists of the following:

                                                            Year Ended December 31,
                                                       2005          2004          2003
                                                               (in thousands)
 Restructuring and other costs                      $  3,095      $ 7,144        $ 4,497
 Reversal of restructuring charges due to
   changes in estimates                               (1,168)         (20)          (797)
Impairment of Pharmaceutical assets                  230,828            -              -
                                                   ---------      -------        -------
     Total restructuring and impairment costs      $ 232,755      $ 7,124        $ 3,700
                                                   =========      =======        =======

Impairment of Indefinite-Lived Injectable Anesthetic Intangible Asset and Long-Lived Pharmaceutical Manufacturing Assets

     During the third and fourth quarters of 2005, the Company recorded $233.1 million ($179.6 million after tax) of impairment and restructuring charges against the injectable anesthetic assets and the pharmaceutical manufacturing facility outside of Chicago. This charge was a result of the in-depth analysis performed upon the receipt of the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of the pharmaceutical manufacturing facility during the third quarter of 2005, and the Company's decision in the fourth quarter of 2005 to pursue the outsourcing of the manufacturing of the dental anesthetic products and cease construction of the pharmaceutical manufacturing facility (see also "Pharmaceutical Business" section in the MD&A). These impairments did not impact the Company's needle-free Oraqix(R) product.

     During the third quarter of 2005, the Company received the results of the Food and Drug Administration's (FDA's) Pre-Approval Inspection of its pharmaceutical manufacturing facility located outside of Chicago. This facility was built to manufacture the Company's injectable anesthetic product, which was part of the assets acquired from AstraZeneca in 2001. The Company conducted an extensive review of the items identified by the FDA and developed action plans to address these items. Included in this review were the expected time-line and costs for responding to the FDA findings, the expected time required for FDA re-application and approval, the expected ramp-up costs to achieve anticipated volumes for the U.S., European and Japanese markets, and the extension of contract manufacturing agreements to provide a supply of injectable anesthetic product until the plant could achieve full production under the revised timeline. As a result of this review, the Company concluded that the start-up of its pharmaceutical manufacturing facility would be delayed, and did not expect to begin producing injectable anesthetics at the facility for the U.S. and Japanese markets until 2007.

     The Company also concluded that the receipt of the FDA's Pre-Approval Inspection Report and the results of the extensive review constituted a triggering event for performance of an event-driven impairment assessment conducted in accordance with SFAS 142 for the indefinite-lived injectable anesthetic intangible asset and in accordance with SFAS 144 for the long-lived assets related to the Pharmaceutical manufacturing facility outside of Chicago, and the Oraqix(R) definite-lived intangible asset. In performing the SFAS 142 and SFAS 144 impairment tests, the Company formulated its best estimate of cash flows from the respective assets taking into consideration (1) the Company's projected sales and manufacturing cost projections for the injectable anesthetic products (2) current and projected market share for the injectable anesthetic products and (3) the costs to complete the production facility. Additionally, due to the delay in obtaining FDA approval and the market impact, the Company increased the risk-adjusted discount rate used in the SFAS 142 impairment test to reflect the increased risk of the business caused by this delay. As a result of the changes made to the event-driven impairment analysis model in the third quarter of 2005 to address the results of the FDA's Pre-Approval Inspection and the Company's extensive review and action plans, the discounted cash flows associated with the indefinite lived injectable anesthetic intangible asset were less than the carrying value of approximately $158 million. Thus, the Company wrote-down the value of the indefinite-lived intangible asset by $131.3 million ($111.6 million after tax) during the third quarter of 2005. The third quarter analysis did not reflect or cause an impairment of the Pharmaceutical manufacturing facility or the definite-lived intangible asset associated with Oraqix(R), which were tested as an asset group under SFAS 144 on an undiscounted basis, due to the Company's plans at the time to produce the injectable and Oraqix(R) products in the Chicago based manufacturing facility .

     From the end of the third quarter of 2005 through December of 2005, the Company continued to evaluate the actions necessary to address the items raised in the FDA's pre-approval inspection. As of the end of the third quarter of 2005, the Company had anticipated that it would continue to manufacture products at the plant for the U.K., Australia, and New Zealand markets, for which regulatory approval had already been obtained. However, upon further evaluation, the Company decided in December to suspend manufacturing at the plant to allow improvements identified in the Company's corrective action plan to be made.

     In conjunction with the evaluation of the actions necessary to address the items raised in the FDA's pre-approval inspection, the Company also began to evaluate strategic alternatives to obtaining FDA approval, including but not limited to a potential shut-down of the dental anesthetics manufacturing facility and obtaining long-term third party supply sources for both the injectable anesthetic products and the Oraqix(R) product. In order to fully evaluate the potential options at the Company's disposal with regard to a potential closure and the disposition of the facility, the Company began a comprehensive internal analysis of the pharmaceutical assets that included initiating discussions with potential buyers, and evaluating the possibility of obtaining extensions for the supply of products.

     Based on the outcome of the analyses performed by the Company, as well as both strategic and financial considerations, in December 2005 the Company began to establish a plan for a course of action to shut down the manufacturing facility, sell the manufacturing facility assets and begin negotiations to obtain a long-term source of supply for the anesthetic products.

     The Company concluded that this action constituted another triggering event for performance of an event-driven impairment assessment conducted in accordance with SFAS 142 for the remaining indefinite-lived injectable anesthetic intangible assets and in accordance with SFAS 144 for the long-lived assets related to the pharmaceutical manufacturing facility, and the Oraqix(R) definite-lived intangible asset. As part of the event-driven impairment assessment, the Company reviewed the asset grouping, which had historically included the indefinite-lived injectable intangible asset, the Oraqix(R) definite-lived intangible asset and the long-lived assets associated with the pharmaceutical manufacturing facility. The Company reviewed this asset grouping to determine if the grouping was still appropriate in light of the Company's changed expectations in regards to the pharmaceutical manufacturing facility that was the common link between the assets in the group. As a result of the Company's review, the Company concluded that due to the change in expectations with regards to the pharmaceutical manufacturing facility, the Company could no longer consider the assets as an asset group as defined by SFAS 144, as the pharmaceutical manufacturing facility was no longer feasible. As a result, the Company began to evaluate each asset on a stand alone basis in accordance with SFAS 142 and SFAS 144.

     In performing the SFAS 142 and SFAS 144 impairment tests, the Company formulated its best estimate of cash flows from the respective assets taking into consideration (1) the Company's projected sales for the injectable anesthetic products and the Oraqix(R) products, (2) projected costs to purchase the future supply of the injectable anesthetic products and Oraqix(R) products from external suppliers (3) current and projected market share for the injectable anesthetic products and Oraqix(R) products (4) the costs to shut-down the production facility and (5) projected cash flow associated with the sale of the assets. Additionally, as a result of risk factors associated with the procurement of long-term supply contracts for the injectable anesthetic products, the Company increased the risk-adjusted discount rate used in the SFAS 142 impairment test to reflect the increased risk to the business. The Company also obtained an independent third party appraisal of the indefinite-lived injectable anesthetic intangible and the long-lived assets associated with the pharmaceutical manufacturing facility due to the sensitivity of the assumptions and the risks associated with these assets. As a result of the Company's review and its changed expectations, as well as the Company's review of the third party appraisal of the assets, it was determined that an additional impairment of the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001, as well as an impairment of the long-lived assets related to the manufacturing facility, had occurred during the fourth quarter of 2005. The impairment recorded by the Company in the fourth quarter of 2005 was $99.5 million ($66.5 million after tax). This impairment did not impact the Company's needle-free Oraqix(R) product.

     Additionally, as a result of the Company's decision to begin the establishment of a plan to shut down of the manufacturing facility, pre-tax restructuring charges of $2.3 million ($1.5 million after tax) were also recorded related to employee severance cost for which the Company was contractually obligated. The Company also expects pre-tax restructuring charges in the range of $6 million to $9 million in 2006 associated with the completion of the closure of the facility. These costs primarily related to additional contract termination costs, severance costs and utility costs during the shut down period.

     The aggregate carrying value of the indefinite-lived intangible asset, the definite-lived Oraqix(R) intangible asset and the long-lived assets related to the pharmaceutical manufacturing facility, prior to the impairment charges, was approximately $253.9 million. After the impairment charge of $157.5 million to the indefinite-lived injectable anesthetic intangible, the impairment of $71.2 million to the definite-lived assets associated with the manufacturing facility, negative impact of exchange of $0.8 million, capital expenditures of $8.7 million and depreciation of $1.5 million, the aggregate carrying value of the assets is $31.6 million. As previously noted, the impairment charges did not affect the Oraqix(R) definite-lived intangible assets, which are part of the Company's Pharmaceutical division within the U.S. Consumable/ Canada Business segment.

Restructuring

     During the fourth quarter of 2005, the Company recorded restructuring costs of $2.4 million. These costs were primarily related to the decision to shut down the Pharmaceutical manufacturing facility outside of Chicago as discussed previously. In addition, these costs related to the consolidation of certain U.S. production facilities in order to better leverage the Company's resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in 2005 were severance costs. The plans include the elimination of approximately 130 administrative and manufacturing positions, all within the U.S. These plans are expected to be substantially completed by the end of 2006. None of these positions had been eliminated as of December 31, 2005. The major components of these charges and the remaining outstanding balances at December 31, 2005 are as follows:

                                              Amounts       Balance
                                  2005        Applied     December 31,
                               Provisions      2005           2005
                                          (in thousands)
            Severance             2,400           -          2,400
                                -------        ----        -------
                                $ 2,400       $   -        $ 2,400
                                =======        ====        =======

     During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.7 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. During 2005, the Company recorded additional charges of $0.5 million related to severance and lease/contract termination contracts which were required to be expensed as incurred. Additionally, during 2005, the Company reversed $1.2 million as a change in estimate, as it determined the costs to complete the plan were lower than originally estimated. The plans include the elimination of approximately 110 administrative and manufacturing positions primarily in Germany. These plans are expected to be complete during 2006. As of December 31, 2005, approximately 40 of these positions remained to be eliminated. The major components of these charges and the remaining outstanding balances at December 31, 2005 are as follows:

                               Amounts                    Change      Amounts        Balance
                     2004      Applied       2005      in Estimate    Applied      December 31,
                  Provisions    2004      Provisions       2005         2005          2005
                                                 (in thousands)
Severance          $ 4,877     $ (583)      $ 322       $ (1,168)      $(1,740)       $ 1,708
Lease/contract
  terminations         881          -         190              -          (435)           636
                    ------      -----        ----        -------        -------        ------
                   $ 5,758     $ (583)      $ 512       $ (1,168)      $(2,175)       $ 2,344
                   =======     ======       =====       ========       =======        =======

     During the fourth quarter of 2003, the Company recorded restructuring and other costs of $4.5 million. These costs were primarily related to impairment charges recorded to certain investments in emerging technologies. The products related to these technologies were abandoned and therefore these assets were no longer viewed as being recoverable. In addition, certain costs were associated with the restructuring or consolidation of the Company's operations, primarily its U.S. laboratory businesses and the closure of its European central warehouse in Nijmegan, The Netherlands. Included in this charge were severance costs of $0.9 million, lease/contract termination costs of $0.6 million and intangible and other asset impairment charges of $3.0 million. In addition, during 2005 and 2004, the Company recorded charges of $0.2 million and $1.4 million, respectively, for additional severance, lease termination and other restructuring costs incurred during the period related to these plans. These restructuring plans will result in the elimination of approximately 70 administrative and manufacturing positions primarily in the United States, 2 of which remain to be eliminated as of December 31, 2005. Certain of these positions will need to be replaced at the consolidated site and therefore the net reduction in positions is expected to be approximately 25. These plans were substantially complete by December 31, 2005. The major components of these charges and the remaining outstanding balances at December 31, 2005 are as follows:

                                           Amounts                   Amounts                    Amounts         Balance
                                2003       Applied        2004       Applied         2005       Applied      December 31,
                              Provisions     2003      Provisions      2004       Provisions      2005           2005
                                                                   (in thousands)
Severance                     $   908     $   (49)      $   451     $ (1,083)       $  17       $ (117)          $ 127
Lease/contract
  terminations                    562        (410)           13         (165)           -            -               -
Other restructuring
  costs                            27         (27)          922         (852)         104         (174)              -
Intangible and other asset
  impairment charges            3,000      (3,000)            -            -           62          (62)              -
                                -----      ------         -----        ------         ---          ----           ----
                              $ 4,497    $ (3,486)      $ 1,386     $ (2,100)       $ 183       $ (353)          $ 127
                              =======     ========      =======      ========       =====        ======          =====

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

NOTE 16 - FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $682.6 million versus its carrying value of $680.9 million as of December 31, 2005. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2005, the fair value of these instruments was $147.4 million versus their carrying values of $145.7 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2005 versus the rates at issuance of the notes.

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

Cash Flow Hedges

     The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2005, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

     The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. While the Company did not have any swaps in place for the purchase of raw materials at December 31, 2005, the Company generally hedges up to 80% of its projected annual platinum needs related to these products.

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

     As of December 31, 2005, $0.1 million of deferred net gains on derivative instruments recorded in "Accumulated other comprehensive gain (loss)" are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

Fair Value Hedges

     The Company uses interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued Euro 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

     The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2005 and 2004, the accumulated fair value of the interest rate swap was $5.3 million and $14.7 million, respectively, and was recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at December 31, 2005 and 2004.

     From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

     No gain or loss was recognized upon the amendment of the cross-currency element of the integrated transaction, as the interest rate of 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in Accumulated Other Comprehensive Income.

     In June 2005, the Company terminated the cross-currency element of the integrated transaction in response to the rapid rise in U.S. Dollar short-term interest rates, converting the debt back into a Euro variable instrument. At termination in June, 2005 and at December 31, 2004, the accumulated fair value of the cross-currency element of the integrated transaction was $20.2 million received in cash and $33.0 million, recorded in Prepaid Expenses and Other Current Assets and Other Noncurrent Assets, respectively.

     In the first quarter of 2005, the Company entered into cross-currency interest rate swaps with a notional principal value of Swiss Franc 457 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $384.4 million. The cross-currency swaps are designated as net investment hedge of the Swiss net assets. In the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.6 million. The cross-currency swaps are designated as net investment hedge of the Swiss and Euro denominated net assets. The interest rate differential is recognized in earnings as it is accrued, the foreign currency revaluation is recorded in Accumulated Other Comprehensive Income, net of tax effects.

     The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2005 and 2004, the estimated net fair values of the swap agreements were $29.2 million and $35.7 million, respectively.


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

     At December 31, 2005 and 2004, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross-currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At December 31, 2005 and 2004, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment debt hedges, were $58.4 million and $179.4 million, respectively, which was included in Accumulated Other Comprehensive income.

Other

     As of December 31, 2005, the Company had recorded assets representing the fair value of derivative instruments of $5.3 million in "Prepaid expenses and other current assets" and $36.6 million in "Other noncurrent assets" and liabilities representing the fair value of derivative instruments of $3.1 million in "Accrued liabilities" and $9.7 million in "Other noncurrent liabilities".

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases
     The Company leases automobiles and machinery and equipment and certain office, warehouse, and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $23.0 million for 2005, $22.0 million for 2004 and $20.7 million for 2003.

     Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

     2006                       $ 20,175
     2007                         11,935
     2008                          8,448
     2009                          4,844
     2010                          3,122
     2011 and thereafter           5,275
                                --------
                                $ 53,799
                                ========

Litigation

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision to the U.S. Third Circuit Court of Appeals and the Third Circuit reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The effect of this decision will be the issuance of an injunction requiring DENTSPLY to discontinue its policy of not allowing its tooth dealers to take on new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S., which affects less than 2.5% of the Company's net sales. While the Company believes its tooth distribution practices do not violate the antitrust laws, the Company is confident that it can continue to develop this business regardless of the final legal outcome.

     Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court upheld the decision of the District Court in dismissing the Plaintiffs' damages claims, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance agreements between the Company and its tooth dealers. The Plaintiffs have filed a petition with the U.S. Supreme Court asking it to review this decision of the Third Circuit. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge has entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine if they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. As the result of a recent decision by a California Appellate Court, the plaintiffs have filed an appeal to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to their policy limits.

Other
     The Company has no material non-cancelable purchase commitments.

     The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause (as defined in the agreements), the Company's liability would be approximately $12.8 million at December 31, 2005.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dentsply International Inc.
Quarterly Financial Information (Unaudited)

                                                      First      Second       Third        Fourth       Total
                                                     Quarter    Quarter      Quarter       Quarter       Year
                                                              (in thousands, except per share amounts)
2005

Net sales from continuing operations                $ 406,975   $ 444,834   $ 415,964    $ 447,362   $ 1,715,135
Gross profit from continuing operations               208,941     227,283     209,002      223,792       869,018
Operating income from continuing operations            70,125      81,135     (56,633)     (21,705)       72,922
Net income from continuing operations                  49,049      57,893     (60,805)        (724)       45,413
Net income from discontinued operations                    -            -           -            -             -
                                                       ------      ------     -------     --------    ----------
Net income                                            $49,049     $57,893   $ (60,805)   $    (724)  $    45,413
                                                      =======     =======   =========    =========   ===========

Earnings per common share - basic
  Continuing operations                                $ 0.61      $ 0.72     $ (0.77)     $ (0.01)       $ 0.57 (a)
  Discontinued operations                                  -           -            -            -             -
                                                         ----        ----       -----        -----         -----
Total earnings per common share                        $ 0.61      $ 0.72     $ (0.77)     $ (0.01)       $ 0.57
                                                       ======      ======     =======      =======        ======

Earnings per common share - diluted
  Continuing operations                                $ 0.60      $ 0.71     $ (0.77)     $ (0.01)       $ 0.56 (a)
  Discontinued operations                                   -           -           -            -             -
                                                         ----        ----       -----        -----         -----
Total earnings per common share                        $ 0.60      $ 0.71     $ (0.77)     $ (0.01)       $ 0.56
                                                       ======      ======     =======      =======        ======

Cash dividends declared per common share              $0.0600     $0.0600     $0.0600     $ 0.0700      $ 0.2500

2004

Net sales from continuing operations                $ 414,359   $ 424,408   $ 389,965    $ 465,500   $ 1,694,232
Gross profit from continuing operations               203,892     212,056     198,516      232,054       846,518
Operating income from continuing operations            70,106      77,565      68,111       79,348       295,130
Net income from continuing operations                  45,768      49,222      46,343       68,953       210,286
Net income from discontinued operations                43,064        (179)        340         (346)       42,879
                                                       ------     -------     -------      -------     ---------
Net income                                            $88,832   $  49,043   $  46,683    $  68,607   $   253,165
                                                      =======   =========   =========    =========   ===========

Earnings per common share - basic
  Continuing operations                               $ 0.57       $ 0.61      $ 0.58       $ 0.85        $ 2.61
  Discontinued operations                               0.54            -           -            -          0.54
                                                        ----         ----       -----        -----         -----
Total earnings per common share                       $ 1.11       $ 0.61      $ 0.58       $ 0.85        $ 3.15
                                                      ======       ======      ======       ======        ======

Earnings per common share - diluted
  Continuing operations                               $ 0.56       $ 0.60      $ 0.57       $ 0.83        $ 2.56
  Discontinued operations                               0.53            -           -            -          0.53
                                                        ----         ----       -----        -----         -----
Total earnings per common share                       $ 1.09       $ 0.60      $ 0.57       $ 0.83        $ 3.09
                                                      ======       ======      ======       ======        ======

Cash dividends declared per common share             $0.0525      $0.0525     $0.0525     $ 0.0600      $ 0.2175

(a) - As a result of the net loss in the third and fourth quarters of 2005, options to purchase 1,324,000 and 1,299,000 shares of common stock, respectively, that were outstanding at the end of each quarter were not included in the computation of diluted income/(loss) per share due to their antidilutive effects on the income/(loss) per share.

Sales excluding precious metal content were $369.3 million, $400.8 million, $373.5 million and $400.3 million, respectively, for the first, second, third and fourth quarters of 2005. Sales excluding precious metal content were $358.6 million, $373.2 million, $345.2 million and $404.9 million, respectively, for the first, second, third and fourth quarters of 2004. This measurement could be considered a non-GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Supplemental Stock Information

     The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY". The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

                                                                         Cash
                                                                       Dividend
                      Market Range of Common Stock     Period-end      Declared
                                                        Closing       Per Common
                         High              Low           Price           Share
          2005
First Quarter           $ 58.40          $ 51.66       $ 54.41         $0.06000
Second Quarter            57.93            52.68         54.00          0.06000
Third Quarter             55.94            50.85         54.02          0.06000
Fourth Quarter            58.44            50.73         53.69          0.07000

          2004
First Quarter           $ 45.44          $ 41.75       $ 44.33         $0.05250
Second Quarter            52.26            44.09         52.10          0.05250
Third Quarter             52.91            46.30         51.94          0.05250
Fourth Quarter            56.84            50.02         56.20          0.06000

          2003
First Quarter           $ 37.95          $ 32.10       $ 34.79         $0.04600
Second Quarter            41.10            32.35         40.96          0.04600
Third Quarter             47.05            40.41         44.84          0.05250
Fourth Quarter            47.40            41.85         45.17          0.05250



     The Company estimates, based on information supplied by its transfer agent, that there are approximately 57,516 holders of common stock, including 505 holders of record.

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



/s/ Gerald K. Kunkle, Jr.                                   March 10, 2006
----------------------------                           --------------------
Gerald K. Kunkle, Jr.                                           Date
Chairman of the Board, Director, and
Chief Executive Officer
(Principal Executive Officer)

/s/ William R. Jellison                                     March 10, 2006
-------------------------                              --------------------
William R. Jellison                                             Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John C. Miles II                                        March 10, 2006
-------------------------                              --------------------
John C. Miles II                                                Date
Director


/s/ Dr. Michael C. Alfano                                   March 10, 2006
-------------------------                              --------------------
Dr. Michael C. Alfano Date Director


/s/ Eric K. Brandt                                          March 10, 2006
-------------------------                              --------------------
Eric K. Brandt                                                  Date
Director


/s/ Paula H. Cholmondeley                                   March 10, 2006
-------------------------                              --------------------
Paula H. Cholmondeley                                           Date
Director

/s/ Michael J. Coleman                                      March 10, 2006
-------------------------                              --------------------
Michael J. Coleman                                              Date
Director


/s/ William F. Hecht                                        March 10, 2006
-------------------------                              --------------------
William F. Hecht                                                Date
Director


/s/ Leslie A. Jones                                         March 10, 2006
-------------------------                              --------------------
Leslie A. Jones                                                 Date
Director


/s/ Wendy L. Dixon                                         March 10, 2006
-------------------------                              --------------------
Wendy L. Dixon                                                  Date
Director


/s/ Francis J. Lunger                                      March 10, 2006
-------------------------                              --------------------
Francis J. Lunger                                               Date
Director


/s/ W. Keith Smith                                         March 10, 2006
-------------------------                              --------------------
W. Keith Smith Date Director                                    Date