Form 10-Q
period 2006-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-05-08
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 5, 2006 the Company had 78,948,764 shares of Common Stock outstanding, with a par value of $.01 per share.

                           DENTSPLY INTERNATIONAL INC.
                                    FORM 10-Q

                        For Quarter Ended March 31, 2006

                                      INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)
         Consolidated Condensed Statements of Income                           3
         Consolidated Condensed Balance Sheets                                 4
         Consolidated Condensed Statements of Cash Flows                       5
         Notes to Unaudited Interim Consolidated Condensed
           Financial Statements                                                6

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        23

     Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                                    29

     Item 4 - Controls and Procedures                                         30


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               31

     Item 1A - Risk Factors                                                   31

     Item 2 - Unregistered Sales of Securities and Use of Proceeds            32

     Item 6 - Exhibits                                                        32

Signatures                                                                    33

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                               Three Months Ended
                                                   March 31,

                                                2006      2005
                                              -------   -------
                                    (in thousands, except per share amounts)

Net sales                                    $ 430,996 $ 406,975
Cost of products sold                          210,860   198,034
                                               -------   -------

Gross profit                                   220,136   208,941
Selling, general and administrative expenses   145,431   138,548
Restructuring costs (Note 8)                     4,697       268
                                               -------   -------

Operating income                                70,008    70,125

Other income and expenses:
  Interest expense                               2,094     6,327
  Interest income                               (2,781)   (2,310)
  Other income, net                               (514)   (4,242)
                                                ------    -------

Income before income taxes                      71,209    70,350
Provision for income taxes                      21,205    21,301
                                                ------    ------

Net income                                    $ 50,004  $ 49,049
                                              ========  ========

Earnings per common share - (Note 3):
  -Basic                                        $ 0.63    $ 0.61
  -Diluted                                      $ 0.62    $ 0.60


Cash dividends declared per common share       $ 0.070   $ 0.060


Weighted average common shares outstanding (Note 3):
     Basic                                      78,999    80,703
     Diluted                                    80,530    82,289

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                                 March 31,       December 31,
                                                                                                   2006             2005
                                                                                                 -------           -------
                                                                                                      (in thousands)
Assets
    Current Assets:
       Cash and cash equivalents                                                              $   412,719      $   434,525
       Accounts and notes receivable-trade, net                                                   275,106          254,822
       Inventories, net (Notes 1 and 6)                                                           226,442          208,179
       Prepaid expenses and other current assets                                                  149,859          132,517
                                                                                                  -------          -------

          Total Current Assets                                                                  1,064,126        1,030,043

    Property, plant and equipment, net                                                            309,825          316,218
    Identifiable intangible assets, net                                                            67,707           68,600
    Goodwill, net                                                                                 945,461          933,227
    Other noncurrent assets                                                                        55,035           59,241
                                                                                                   ------           ------

Total Assets                                                                                  $ 2,442,154      $ 2,407,329
                                                                                              ===========      ===========

Liabilities and Stockholders' Equity
    Current Liabilities:
       Accounts payable                                                                          $ 88,408         $ 82,317
       Accrued liabilities                                                                        143,595          159,846
       Income taxes payable                                                                        68,477           86,859
       Notes payable and current portion
          of long-term debt                                                                       477,787          412,212
                                                                                                  -------          -------

          Total Current Liabilities                                                               778,267          741,234

    Long-term debt                                                                                186,861          270,104
    Deferred income taxes                                                                          43,757           42,912
    Other noncurrent liabilities                                                                  123,610          111,311
                                                                                                  -------          -------
          Total Liabilities                                                                     1,132,495        1,165,561
                                                                                                ---------        ---------

    Minority interests in consolidated subsidiaries                                                   183              188
                                                                                                ---------        ---------

    Commitments and contingencies (Note 10)

    Stockholders' Equity:
       Preferred stock, $.01 par value; .25 million
         shares authorized; no shares issued                                                            -                -
       Common stock, $.01 par value; 200 million shares authorized;
           81.4 million shares issued at March 31, 2006 and December 31, 2005                         814              814
       Capital in excess of par value                                                             169,197          170,607
       Retained earnings                                                                        1,196,318        1,151,856
       Accumulated other comprehensive income (Note 2)                                             63,794           56,454
       Treasury stock, at cost, 2.2 million shares at March 31, 2006 and
          2.5 million shares at December 31, 2005                                                (120,647)        (138,151)
                                                                                                 --------         --------

          Total Stockholders' Equity                                                            1,309,476        1,241,580
                                                                                                ---------        ---------

Total Liabilities and Stockholders' Equity                                                    $ 2,442,154      $ 2,407,329
                                                                                              ===========      ===========

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,

                                                                                          2006             2005
                                                                                        -------           -------
                                                                                            (in thousands)

Cash flows from operating activities:

Net Income                                                                            $  50,004         $  49,049

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                           10,064            11,100
  Amortization                                                                            2,031             2,332
  Share-based compensation expense                                                        4,295                 -
  Restructuring and other costs                                                           4,697               268
  Other, net                                                                            (59,712)          (37,781)
                                                                                        -------           -------

Net cash provided by operating activities                                                11,379            24,968

Cash flows from investing activities:

Capital expenditures                                                                     (9,139)           (8,548)
Acquisitions of businesses, net of cash acquired                                         (3,309)           (5,854)
Expenditures for identifiable intangible assets                                             (15)              (96)
Realization of swap value                                                                     -             3,416
Other, net                                                                                   87             2,896
                                                                                        -------           -------

Net cash used in investing activities                                                   (12,376)           (8,186)

Cash flows from financing activities:

Payments on long-term borrowings                                                        (34,503)          (47,370)
Net change in short-term borrowings                                                       6,726             1,717
Cash paid for treasury stock                                                             (8,109)          (31,109)
Cash dividends paid                                                                      (5,520)           (4,839)
Proceeds from exercise of stock options                                                  13,500            12,920
Excess tax benefits from share-based compensation                                         1,130                 -
                                                                                        -------           -------

Net cash used in financing activities                                                   (26,776)          (68,681)
                                                                                        -------           -------

Effect of exchange rate changes on cash and cash equivalents                              5,967           (17,768)
                                                                                        -------           -------

Net decrease in cash and cash equivalents                                               (21,806)          (69,667)

Cash and cash equivalents at beginning of period                                        434,525           506,369
                                                                                        -------           -------

Cash and cash equivalents at end of period                                            $ 412,719         $ 436,702
                                                                                      =========         =========

See accompanying notes to unaudited interim consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.

     NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2006


     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's most recent Form 10-K filed March 14, 2006.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, if different assumptions are made or if different conditions exist.

Accounts and Notes Receivable-Trade

     The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $15.6 million and $15.3 million at March 31, 2006 and December 31, 2005, respectively.

     Certain of the Company's customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

Inventories

     Inventories are stated at the lower of cost or market. At March 31, 2006 and December 31, 2005, the cost of $12.4 million, or 5%, and $10.3 million, or 5%, respectively, of inventories was determined by the last-in, first-out ("LIFO") method. The cost of other inventories was determined by the first-in, first-out ("FIFO") or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

     If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2006 and December 31, 2005 by $2.9 million and $2.6 million, respectively.

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

     Property, Plant and Equipment

         Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to operations; replacements and major improvements are capitalized. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.


     Identifiable Finite-lived Intangible Assets

         Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144. The Company closely monitors intangible assets related to new technology for indicators of impairment, as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

     Goodwill and Indefinite-Lived Intangible Assets

         The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS No. 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

         The Company performs the required annual impairment assessments, typically in the second quarter of each year, with the assessment including an evaluation of approximately 25 reporting units. In addition to the annual impairment test, SFAS No. 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments are performed as necessary.


Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. This standard, as amended by SFAS No. 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

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

     A significant portion of the Company's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company's sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $47.2 million and $37.7 million for the three months ended March 31, 2006 and 2005, respectively.

Stock Compensation

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

     Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. The number of shares available for grant under the 2002 plan as of March 31, 2006 was 3,975,000 shares. Each non-employee director receives an automatic grant of NSOs to purchase 9,000 shares of common stock on the date he or she becomes a non-employee director and an additional 9,000 options on the third anniversary of the date of the non-employee director was last granted an option.

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity awards). The compensation cost is only to be recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, our unaudited consolidated condensed financial statements as of and for the first quarter ended March 31, 2006 reflect the impact of adopting SFAS No. 123R. Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

     In addition to the requirement to recognize compensation cost for those awards granted subsequent to the adoption of SFAS No. 123R, SFAS No. 123R also requires that stock-based compensation be recognized for stock-based awards granted prior to the adoption of SFAS No. 123R, but not yet vested as of the date of adoption. This compensation cost is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 and SFAS No. 123. Accordingly, the compensation cost recognized by the Company during the quarter ended March 31, 2006 included both the compensation cost associated with stock-based awards granted during the quarter, as well as compensation cost associated with any unvested shares as of December 31, 2005.

     The total compensation cost related to non-qualified stock options recognized in the operating results for the quarter ended March 31, 2006 was $4.3 million, including the cost for stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months ended March 31, 2006 was $1.1 million. The remaining unamortized compensation cost related to 3,603,000 non-qualified stock options is $27.3 million which will be expensed over the weighted average remaining vesting period of the options, or
1.7 years. Cash received from stock option exercises for the three months ended March 31, 2006, was $13.5 million. It is the Company's policy to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the three months ended March 31, 2006, is $2.6 million. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2006, was $8.2 million and for the balance of outstanding stock options was $114.3 million.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable, and requires the input of certain assumptions that require an element of judgment on the part of management to determine. The significant assumptions that require the use of management's judgment include the expected stock price volatility and the expected life of the option. For the quarters ended March 31, 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility derived from traded options of the Company with features similar to those of the options being valued. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants and has assessed the term of grants still being held by each optionee group.

     In addition to the assumptions noted previously, the Black-Scholes option pricing model also requires the input of the expected dividend yield of the underlying equity instrument and the risk-free interest rate for a period that coincides with the expected life of the option. The expected dividend yield is based on the dividend rates at the time the option is issued. The risk-free rate for the expected life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R:

                                                            Weighted Average
                                                              Three Months
                                                             Ended March 31,
                                                                 2006
                                                                 ----
Per share fair value                                           $ 14.94
Expected dividend yield                                           0.49%
Risk-free interest rate                                           4.66%
Expected volatility                                                 21%
Expected life (years)                                             4.74


     Under APB No. 25 there was no compensation cost recognized for the Company's non-qualified stock options awarded in the quarter ended March 31, 2005, as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the quarter ended March 31, 2005:

                                               Three Months Ended
                                                   March 31,
                                                     2005
                                                     ----
                                    (in thousands, except per share amounts)

Net income, as reported                            $ 49,049
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                         (2,773)
                                                     ------
Pro forma net income                               $ 46,276
                                                   ========

Basic earnings per common share
  As reported                                        $ 0.61
  Pro forma under fair value based method            $ 0.57

Diluted earnings per common share
  As reported                                        $ 0.60
  Pro forma under fair value based method            $ 0.56


     The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

                                                            Weighted Average
                                                              Three Months
                                                             Ended March 31,
                                                                 2005
                                                                 ----
Per share fair value                                           $ 14.56
Expected dividend yield                                           0.45%
Risk-free interest rate                                           5.03%
Expected volatility                                                 20%
Expected life (years)                                             5.50

     The following is a summary of the status of the Plans as of March 31, 2006 and changes during the quarter then ended:

                       Outstanding            Exercisable
                    ------------------    ------------------

                                Weighted            Weighted       Available
                                Average              Average         for
                                Exercise            Exercise         Grant
                     Shares      Price     Shares    Price          Shares

December 31, 2005   6,930,447   $ 40.14   4,626,109  $ 33.85      4,025,030
Granted                76,300     56.86                             (76,300)
Exercised            (372,927)    33.86                                   -
Expired/Canceled      (26,154)    49.72                              26,154
                      -------                                        ------

March 31, 2006      6,607,666   $ 40.65   4,331,363  $ 34.08      3,974,884
                    =========                                     =========

     The weighted average remaining contractual term of all outstanding options is 6.8 years and the weighted average remaining contractual term of exercisable options is 5.7 years.

     In addition, SFAS No. 123R amended SFAS No. 95 ("SFAS No. 95"), "Statement of Cash Flows", to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123R, the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS No. 123R using the modified prospective method, no adjustment has been made to the prior year periods reported in this Form 10-Q.

New Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements ". SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this standard has not had a material impact on the Company's financial statements, nor does the Company expect this standard to have a material impact on the Company's financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

     In March 2006, the FASB issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R ("SFAS No. 132R"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and
4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefits pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006.

NOTE 2 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                            2006        2005
                                                            ----        ----
                                                              (in thousands)
Net income                                               $ 50,004     $ 49,049
Other comprehensive income:
     Foreign currency translation adjustments              14,106      (47,900)
     Unrealized gain on available-for-sale securities         137           14
     Net gain (loss) on derivative financial
       instruments                                         (6,903)       6,066
                                                           ------        -----
Total comprehensive income                               $ 57,344      $ 7,229
                                                         ========      =======

     During the quarter ended March 31, 2006, foreign currency translation adjustments included currency translation gains of $18.1 million and partially offset by losses of $4.0 million on the Company's loans designated as hedges of net investments. During the quarter ended March 31, 2005, foreign currency translation adjustments included translation losses of $58.8 million, partially offset by gains of $10.9 million on the Company's loans designated as hedges of net investments.

     The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

                                                     March 31,      December 31,
                                                       2006            2005
                                                       ----            ----
                                                           (in thousands)
Foreign currency translation adjustments            $ 70,320         $ 56,214
Net gain on derivative financial
  instruments                                          8,409           15,312
Unrealized gain on available-for-sale securities         501              364
Minimum pension liability                            (15,436)         (15,436)
                                                     -------          -------
                                                    $ 63,794         $ 56,454
                                                    ========         ========

     The cumulative foreign currency translation adjustments included translation gains of $146.0 million and $127.9 million as of March 31, 2006 and December 31, 2005, respectively, offset by losses of $75.7 million and $71.7 million, respectively, on loans designated as hedges of net investments.

NOTE 3 - EARNINGS PER COMMON SHARE

     The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS No. 123R. The following table sets forth the computation of basic and diluted earnings per common share:

                                                        Three Months Ended
                                                             March 31,
                                                      2006            2005
                                                      ----            ----
                                                    (in thousands, except
                                                         per share amounts)
Basic Earnings Per Common Share Computation

Net income                                          $50,004         $49,049

Common shares outstanding                            78,999          80,703

Earnings per common share - basic                    $ 0.63          $ 0.61

Diluted Earnings Per Common Share Computation

Net income                                          $50,004         $49,049

Common shares outstanding                            78,999          80,703
Incremental shares from assumed exercise
    of dilutive options                               1,531           1,586
                                                      -----           -----
Total shares                                         80,530          82,289

Earnings per common share - diluted                  $ 0.62          $ 0.60

     There were no options to purchase shares of common stock outstanding during the quarters ended March 31, 2006 and 2005 that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE 4 - BUSINESS ACQUISITIONS

     Effective February 2006, the Company acquired all the outstanding capital stock of Prident International, Inc. ("Prident") for consideration of approximately $2.7 million. The purchase agreement provides for an additional earn-out payment based upon the operating performance of the business during the five-year period ending in February 2011. If these financial operating targets are met, this earn-out would be between 4% and 8% of the cumulative sales for the five years ended February 2011. Prident was primarily operating as an off-shore dental laboratory. The results of operations of Prident are included in the accompanying financial statements since the effective date of the transaction. The purchase price has been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. The Company purchased Prident primarily to provide its U.S. laboratory customers with a broader offering of services in order to provide them with an alternative to current offshore services.

     In addition to the acquisition of Prident, the Company also acquired a small distributor of implant products in Italy for consideration of 0.5 million Euros (approximately $0.6 million).


NOTE 5 - SEGMENT INFORMATION

     The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended March 31, 2006 and 2005.

     The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable operating segments under SFAS No. 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures segment income for reporting purposes as operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company's three reportable segments is provided below.

     In January 2006, the Company reorganized its operating group structure into three operating groups from the four groups under the prior management structure, as a result of certain organizational changes in the first quarter of 2006. The reportable operating segment information below reflects this revised structure for all periods shown.

     A description of the activities provided within each of the Company's three reportable operating segments follows:

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

     This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment, chairside consumable products and dental anesthetics in the U.S., Europe, the Commonwealth of Independent States ("CIS"), Middle East, Africa and the sales and distribution of substantially all Company products in Canada. This business group also has responsibility for the sales and distribution of endodontic products in the U.K. and endodontic and laboratory products in France, Italy, Middle East, Africa, and the CIS.

Australia/Latin America/Endodontics/Non-dental

     This business group includes responsibility for the design, manufacture, and/or sales and distribution of dental anesthetics, chairside consumable and laboratory products in Brazil. This business group also has responsibility for the sales and distribution of all Company dental products sold in Australia and Latin America. Additionally, this business group includes the responsibility for the design and manufacturing for endodontic products, and is responsible for sales and distribution of all Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany. This business group is also responsible for the Company's non-dental business.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     This business group includes the responsibility for the design and manufacture of laboratory products in the U.S., Puerto Rico, Germany, The Netherlands and China, and for the sales and distribution for these products in the U.S., Germany, Austria, the U.K., Benelux, Scandinavia, Iberia, Eastern Europe, and certain products in Italy. Additionally, this business group is responsible for the design, manufacture, worldwide sales and distribution of substantially all of the Company's dental implant and bone generation products and the worldwide sales and distribution of the Company's orthodontic products. This business group is also responsible for sales and distribution of all Company products throughout Asia and Japan.

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

     The following tables set forth information about the Company's operating groups for the quarters ended March 31, 2006 and 2005:

Third Party Net Sales
---------------------

                                                       Three Months Ended
                                                             March 31,
                                                      2006             2005
                                                      ----             ----
                                                           (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada                         $ 139,890        $ 141,676
Australia/Latin America/Endodontics/
Non-Dental                                           $ 89,610         $ 87,559
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                             $ 202,322        $ 178,667
All Other (a)                                            (826)            (927)
                                                         ----             ----
Total                                               $ 430,996        $ 406,975
                                                    =========        =========

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Third Party Net Sales, excluding precious metal content
-------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                     2006               2005
                                                     ----               ----
                                                          (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada                        $ 139,204            141,246
Australia/Latin America/Endodontics/
Non-Dental                                            89,134             87,167
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                              156,248            141,850
All Other (a)                                           (825)              (947)
                                                        ----               ----
Total excluding Precious Metal Content               383,761            369,316
Precious Metal Content                                47,235             37,659
                                                      ------             ------
Total including Precious Metal Content             $ 430,996          $ 406,975
                                                   =========          =========

Intersegment Net Sales
----------------------
                                                         Three Months Ended
                                                              March 31,
                                                      2006               2005
                                                      ----               ----
                                                           (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada                         $ 28,645           $ 30,748
Australia/Latin America/Endodontics/
Non-Dental                                            17,266             16,579
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                                9,059              6,704
All Other (a)                                         30,023             33,998
Eliminations                                         (84,993)           (88,029)
                                                     -------            -------
Total                                               $      -           $      -
                                                    ========           ========

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Segment Operating Income
------------------------
                                                        Three Months Ended
                                                             March 31,
                                                      2006               2005
                                                      ----               ----
                                                           (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada                         $ 29,755           $ 26,878
Australia/Latin America/Endodontics/
Non-Dental                                            38,631             39,079
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                               28,081             20,275
All Other (a)                                        (21,762)           (15,839)
                                                     -------            -------
Segment Operating Income                              74,705             70,393

Reconciling Items:
Restructuring and other costs                          4,697                268
Interest Expense                                       2,094              6,327
Interest Income                                       (2,781)            (2,310)
Other (income) expense, net                             (514)            (4,242)
                                                        ----             ------
Income before income taxes                          $ 71,209           $ 70,350
                                                    ========           ========

Assets
------
                                                    March 31,       December 31,
                                                      2006              2005
                                                      ----              ----
                                                          (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada                       $   467,377        $   458,938
Australia/Latin America/Endodontics/
Non-Dental                                            578,347            566,798
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                               801,498            766,410
All Other (a)                                         594,932            615,183
                                                      -------            -------

Total                                             $ 2,442,154        $ 2,407,329
                                                  ===========        ===========

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

NOTE 6 - INVENTORIES

     Inventories consist of the following:

                                                March 31,           December 31,
                                                  2006                 2005
                                                  ----                 ----
                                                        (in thousands)

Finished goods                                  $ 138,372           $ 127,569
Work-in-process                                    42,848              40,887
Raw materials and supplies                         45,222              39,723
                                                   ------              ------

                                                $ 226,442           $ 208,179
                                                =========           =========

NOTE 7 - BENEFIT PLANS

     The components of the net periodic benefit cost for the Company's benefit plans are as follows:

                                                                                            Other Postretirement
                                                     Pension Benefits                           Benefits
                                             ------------------------------           -----------------------------
                                                    Three Months Ended                     Three Months Ended
                                                        March 31,                               March 31,
                                                 2006                2005               2006                 2005
                                                 ----                ----               ----                 ----
                                                                         (in thousands)
Service cost                                   $ 1,582             $ 1,495              $  23               $ 102
Interest cost                                    1,443               1,563                196                 540
Expected return on plan assets                    (909)               (941)                 -                   -
Net amortization and deferral                      326                 278               (119)               (339)
                                                  ---                  ---               ----                ----

Net periodic benefit cost                      $ 2,442             $ 2,395              $ 100               $ 303
                                               =======             =======              =====               =====

     Information related to the funding of the Company's benefit plans for 2006 is as follows:

                                                                   Other
                                              Pension          Postretirement
                                              Benefits            Benefits
                                              --------            --------
                                                     (in thousands)
Actual, March 31, 2006                        $ 1,456               $ 173
Projected for the remainder of the year         4,505                 930
                                                -----                 ---
Total for year                                $ 5,961             $ 1,103
                                              =======             =======

NOTE 8 - RESTRUCTURING COSTS

     During the fourth quarter of 2005, the Company recorded restructuring costs of $2.4 million, primarily related to the decision to shut down the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain U.S. production facilities in order to better leverage the Company's resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in 2005 were severance costs. In addition, during the quarter ended March 31, 2006, the Company recorded charges of $4.6 million for additional severance costs, contract termination costs and other restructuring costs. The other restructuring costs were primarily costs incurred during the shut down phase of the pharmaceutical manufacturing facility closure such as utilities, maintenance and consulting expenses. The plans include the elimination of approximately 130 administrative and manufacturing positions, all within the U.S., with 54 of these positions having been eliminated as of March 31, 2006. These plans are expected to be substantially completed by the end of 2006. The major components of these charges and the remaining outstanding balances at March 31, 2006 are as follows:

                                             Amounts                      Amounts        Balance
                                 2005        Applied       2006           Applied        March 31,
                              Provisions      2005       Provisions         2006           2006
                                                        (in thousands)
Severance                        $ 2,400       $ -       $   996       $ (1,212)        $ 2,184
Lease/contract
  terminations                         -         -           184           (184)              -
Other restructuring
  costs                                -         -         3,454         (3,454)              -
                                 -------       ---       -------        -------         -------
                                 $ 2,400       $ -       $ 4,634       $ (4,850)        $ 2,184
                                 =======       ===       =======       ========         =======

     During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.8 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. In addition, during the quarters ended March 31, 2006 and 2005, respectively, the Company recorded charges of $0.1 and $0.2 million for additional severance costs incurred during the period related to these plans. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. These plans are expected to be complete by the end of 2006. As of March 31, 2006, approximately 35 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at March 31, 2006 are as follows:

                                  Amounts                    Change      Amounts                  Amounts     Balance
                       2004       Applied        2005     in Estimate    Applied       2006       Applied    March 31,
                    Provisions      2004      Provisions      2005         2005      Provisions     2006        2006
                    ----------      ----      ----------      ----         ----      ----------     ----        ----
                                                                (in thousands)
Severance             $ 4,877     $ (583)       $ 322      $ (1,168)     $(1,740)       $ 63       $  (79)     $ 1,692
Lease/contract
  terminations            881          -          190             -         (435)          -          (69)         567
                          ---       ----          ---         -----         ----         ---          ---          ---
                      $ 5,758     $ (583)       $ 512      $ (1,168)     $(2,175)       $ 63       $ (148)     $ 2,259
                      =======     ======        =====      ========      =======        ====       ======      =======

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

     The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2006, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling
12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

     The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. While the Company did not have any swaps in place for the purchase of raw materials at March 31, 2006, the Company generally hedges up to 80% of its projected annual platinum needs related to these products.

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

     As of March 31, 2006, $0.4 million of deferred net losses on derivative instruments recorded in "Accumulated other comprehensive gain (loss)" are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

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

     The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of March 31, 2006 and December 31, 2005, the accumulated fair value of the interest rate swap was $3.2 million and $5.3 million, respectively, and was recorded in Prepaid expenses and other current assets and Other noncurrent assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at March 31, 2006 and December 31, 2005.

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

     No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in Accumulated other comprehensive income.

     In June 2005, the Company terminated the cross currency element of the integrated transaction in response to the rapid rise in USD short-term interest rates, converting the debt back into a Euro variable instrument. At termination in June, 2005, the accumulated fair value of the cross-currency element of the integrated transaction was $20.2 million and was received in cash.

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

     In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $42.0 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.6 million. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in earnings as it is accrued, the foreign currency revaluation is recorded in Accumulated other comprehensive income, net of tax effects.

     The fair value of these swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of March 31, 2006 and December 31, 2005, the estimated net fair values of the swap agreements were $18.3 million and $32.8 million, respectively.

     At March 31, 2006 and December 31, 2005, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At March 31, 2006 and December 31, 2005, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment debt hedges, were $70.3 million and $56.2 million, respectively, which was included in Accumulated other comprehensive income.

Other

     The aggregate net fair value of the Company's derivative instruments at March 31, 2006 and December 31, 2005 was $16.4 million and $29.2 million, respectively.

     In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future, to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans are included in Accumulated other comprehensive income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision and the Third Circuit Court of Appeals reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The District Court, upon the direction of the Court of Appeals, has issued an injunction preventing DENTSPLY from taking action to prevent its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. While the Company believes its tooth distribution practices do not violate the antitrust laws, the Company is confident that it can continue to develop this business regardless of the outcome of this case.

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

                           DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed herein and within the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes and other marketing and promotional programs, which are offered to customers from time to time, in the ordinary course of business, may impact customer purchasing activity. During the quarter ended March 31, 2006, the Company's overall internal growth was approximately 6.4% compared to 2.0% for the full year 2005. Internal growth rates in the United States (42.7% of sales) and Europe (38.1% of sales), the largest dental markets in the world, were 1.2% and 13.2%, respectively during the first three months of 2006 compared to 5.2% and negative 2.7%, respectively for the full year 2005. As discussed further within the Results of Continuing Operations, the lower sales in Europe during 2005 were primarily due to issues related to a new dental reimbursement program which became effective January 1, 2005 in Germany, the Company's most significant market in this region. The internal growth rate in all other regions during the quarter ended March 31, 2006, which represents approximately 19.2% of sales, was 4.9%, compared to 4.0 % for the full year 2005. Among the other regions, the Asian region, excluding Japan, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other regions is the Japanese market, which represents the third largest dental market in the world behind the United States and Germany. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely effected.

     Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During 2005, over 30 new products were introduced around the world and the Company expects over 25 new products to be introduced in 2006. Of specific note, during 2006, the Company has introduced Cercon Eye(R), which is a stand-alone optical scanner that is used in conjunction with Cercon Art(R), which was introduced during 2005. The Cercon Eye(R) unit scans dies and models for crowns, bridges and abutments with a scan time of less than twenty seconds per unit and a precision of approximately ten microns or less. During 2006, the Company also introduced two new ultrasonic scaling systems: Cavitron Plus(R) and Cavitron Jet(R), which contains an air polishing unit. Both of these systems bring tremendous improvement over previous designs such as increased power, cordless foot pedal controls, diagnostic display panel and improved ergonomics. The Company will also be launching two new orthodontic products during the second quarter of 2006:
In-Ovation-L(R) and Crys Cera(R). In-Ovation-L(R) is the first interactive, twin, self-ligating lingual bracket system. This system provides the aesthetics of a traditional lingual system with the ability to provide passive/no-friction treatment early in the process and active/increased friction in the later stages, thus providing for accelerated treatment. Crys Cera(R) is a ceramic buccal tube that is composed of a unique ceramic that mimicks the characteristics of enamel, thus preventing erosion and wear on the tooth opposing the tooth to which the device has been bonded.

     New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this development. Specifically, the Company continues to work on product activities with the Georgia Institute of Technology's Research Institute to pursue potential new advances in dentistry. In addition, the Company licenses and purchases technologies developed by other third parties. Specifically, in 2004, the Company purchased the rights to a unique compound called SATIF from Sanofi-Aventis. The Company is currently working to develop products based on this technology and believes that this compound will provide such benefits to future products as greater protection against acid attack, the ability to desensitize exposed dentin and the ability to retard, or to inhibit the formation of staining on the enamel. Also, during 2005, the Company entered into a long-term collaborative agreement with IDMoS Dental Systems Limited, a wholly owned subsidiary of IDMoS, plc for the commercialization of IDMoS' tooth caries detection and monitoring technology. Under the agreement, DENTSPLY will have exclusive worldwide rights to market products based on the technology and IDMoS will be responsible for further development of the technology. The Company believes that IDMoS technology will bring unique capabilities to preventive dentistry in the area of caries detection and monitoring. The Company also believes that this technology may have clinical benefits significantly beyond other devices and technologies in the market today, including radiology. Although the Company believe these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

     Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisitions. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. As further discussed in Note 4 to the Unaudited Consolidated Condensed Financial Statements, during 2006 the Company purchased Prident International, Inc. in order to provide the Company's U.S. laboratory customers with a broader offering of services in order to provide them with an alternative to current offshore services.

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

     The Company is pursuing the sale of the facility and the machinery and equipment associated with the facility and has classified these assets as held for sale with the expectation that the assets will be sold within one year. These assets are included in "Prepaid expenses and other current assets" on the Unaudited Consolidated Condensed Balance Sheet as of March 31, 2006. Additionally, as a result of the decision to shut down the pharmaceutical manufacturing facility, during the quarter ended March 31, 2006, the Company recorded pre-tax charges of $4.6 million for severance costs, contract termination costs and other restructuring costs associated with the closure of the facility (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements). These charges are in addition to the pre-tax restructuring charges of $2.3 million that were recorded in the fourth quarter of 2005 related to employee severance cost for which the Company was contractually obligated. The Company expects pre-tax restructuring charges in the range of $3 million to $5 million for the remainder of 2006, most of which will be incurred in the second quarter with the remaining costs being incurred in the third and fourth quarters or until the assets are sold. These costs are primarily related to additional contract termination costs, severance costs and utility costs during the shut down period.


RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005

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

                                                        Three Months Ended
                                                             March 31,
                                                      2006              2005
                                                      ----              ----
                                                          (in millions)
Net Sales                                           $ 431.0           $ 407.0
Precious Metal Content of Sales                       (47.2)            (37.7)
                                                      -----             -----
Net Sales Excluding Precious Metal Content          $ 383.8           $ 369.3
                                                    =======           =======

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

     Net sales for the quarter ended March 31, 2006 increased $24.0 million, or 5.9%, from the same period in 2005 to $431.0 million. Net sales, excluding precious metal content, increased $14.5 million, or 3.9%, to $383.8 million. Sales growth excluding precious metal content was comprised of 6.4% of internal growth and negative 3.5% of foreign currency translation and 1.0% related to acquisitions. The 6.4% internal growth was comprised of 1.2% in the United States, 13.2% in Europe and 4.9% for all other regions combined.

     The internal sales growth, excluding precious metal content, in the United States was a result of moderate growth in specialty dental (endodontic, implant and orthodontic products) and the dental laboratory product categories offset somewhat by lower sales in the dental consumable product category. The sales in the dental consumables product category were negatively impacted by nonrecurring inventory purchases during the first quarter of 2005. In Europe, the internal sales growth, excluding precious metal content, was driven by the strong sales growth in the dental specialty and dental laboratory categories. The increase in the laboratory category was primarily related to the reimbursement issues experienced during 2005 as a result of reimbursement changes for prosthetic procedures in the German dental market which became effective in 2005. The internal growth of 4.9% in all other regions was largely the result of strong growth in the Asia, Latin America, Middle East and Japan regions primarily driven by sales growth in the dental specialty category, offset by lower sales in the Canadian and Australian regions. The lower sales in the Australian region were due to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility as previously discussed.

Gross Profit

     Gross profit was $220.1 million for the first three months of 2006 compared to $208.9 million in 2005, an increase of $11.2 million, or 5.4%. Gross profit, measured against sales including precious metal content, represented 51.1% of net sales in 2006 compared to 51.3% in 2005. The gross profit for the first quarter of 2006, measured against sales excluding precious metal content, represented 57.4% of net sales compared to 56.6% in 2005. This increase in the gross profit percentage from 2005 to 2006 was due to shifts in the product and geographic mix and the Company's decision to close its Chicago-based pharmaceutical manufacturing facility. The product and geographic mix was primarily caused by the increase in the laboratory product sales in Europe as discussed above.

Operating Expenses

     Selling, general and administrative ("SG&A") expense increased $6.9 million, or 5.0%, to $145.4 million during the three months ended March 31, 2006 from $138.5 million during the same period in 2005. SG&A expenses, measured against sales including precious metal content, decreased to 33.7% in 2006 compared to 34.0% in 2005. The decrease in the SG&A expenses, as measured against sales including precious metal content, decreased primarily as a result of the increase in the precious metals component of sales. SG&A expenses, as measured against sales excluding precious metal content, increased to 37.9% in 2006 compared to 37.5% in 2005. The higher expense level in 2006 was primarily attributable to the expensing of stock-based compensation as a result of the adoption of SFAS No. 123R on January 1, 2006. The increase from stock-based compensation was partially offset by lower costs as a result of the decision to shut down the pharmacteutical manufacturing facility outside of Chicago and favorable impact from a stronger U.S. dollar. The favorable translation impacts were caused by weaker average foreign currency exchange rates for the first quarter of 2006 versus the first quarter of 2005 when translating the expenses from the local currencies in which the Company's subsidiaries conduct operations, into U.S. dollars.

     During the quarter ended March 31, 2006, the Company recorded restructuring and other costs of $4.7 million. These costs were primarily for additional costs incurred during the period related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois. The Company anticipates the remaining costs to complete the shut down of the pharmaceutical manufacturing facility will be approximately $3 million to $5 million which will be expensed primarily during 2006, as the related costs are incurred. These plans are expected to be fully complete by the end of 2006. The Company also incurred additional costs related to the consolidation of certain U.S. production facilities initiated in the fourth quarter of 2005 in order to better leverage the Company's resources. This plan is expected to be fully completed by the end of 2006 with anticipated remaining costs to complete of approximately $0.8 million (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements). The closure of the pharmaceutical manufacturing facility, the consolidation of the U.S. production facilities and other operational improvements are expected to improve operating margin rates by 0.5% to 1.0% in 2006.

Other Income and Expenses

     Net interest and other income was $1.2 million during the three months ended March 31, 2006 compared to $0.2 million during the same period in 2005. The 2006 period included $0.7 million of net interest income, $0.8 million of currency transaction gains and $0.3 million of other nonoperating costs. The 2005 period included $4.0 million of net interest expense, $4.8 million of currency transaction gains and $0.6 million of other nonoperating costs. The decrease in currency transaction gains from 2005 to 2006 was primarily the result of a transaction involving the transfer of intangible assets between legal entities with different functional currencies that occurred during the first quarter of 2005. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The change from net interest expense in 2005 to net interest income in 2006 was primarily due to a decrease in interest expense as a result of the Company's lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

Income Taxes/Earnings

     The Company's effective tax rate for the period ended March 31, 2006 decreased to 29.8% from 30.3% for the same period in 2005. The effective rates for the 2006 and 2005 periods are reflective of one time tax benefits of $0.1 million and $0.3 million, respectively, primarily from the reversal of previously accrued taxes related to the settlement of prior years' domestic and foreign tax audits.

     Net income increased $1.0 million, or 1.9%, to $50.0 million in 2006 from $49.0 million in 2005. Fully diluted earnings per share were $0.62 in 2006, an increase of 3.3% from $0.60 in 2005. Net income in the first quarter of 2006 included the after tax impact from both the expensing of stock options of $3.2 million, or $0.04 per diluted share, and from restructuring costs of $3.1 million, or $0.04 per diluted share.

Operating Segment Results

     In January 2006, the Company reorganized its operating group structure into three operating groups from the four groups under the prior management structure. These three operating groups are managed by three Senior Vice Presidents and represent our operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 5 of the Unaudited Consolidated Condensed Financial Statements. The Senior Vice Presidents of each group are evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

     Net sales for this group were $139.2 million during the quarter ended March 31, 2006, a 1.4% decrease compared to $141.2 million in 2005. Internal growth was a positive 2.1% and currency translation deducted 3.5% from sales in 2006. While strong internal growth was shown in the European, CIS, Middle East, and African businesses, they were partially offset by soft sales growth in the U.S. and decreases in the Canadian business.

     Operating profit increased $2.9 million during the three months ended March 31, 2006 to $29.8 million compared to $26.9 million in 2005. The increase was primarily related to the elimination of the prior year's non-capitalized costs associated with the pharmaceutical plant in Chicago. In addition, operating profits were decreased slightly from currency translation.

Australia/Latin America/Endodontics/Non-dental

     Net sales for this group increased $1.9 million during the quarter ended March 31, 2006, or 2.3%, to $89.1 million from $87.2 million in 2005. Internal growth was 3.4% with currency translation deducting 1.1%. Strong growth was shown in the non-dental businesses along with continued growth in the endodontic and Latin American businesses, offset slightly by weakness in the Australian business due to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility as previously discussed.

     Operating profit was $38.6 million during the first quarter of 2006, a $0.5 million decrease from $39.1 million in 2005. The decrease was primarily related to the Australian and Latin American businesses, offset by the strength of the endodontic business and continued growth of the non-dental businesses. In addition, operating profit was negatively impacted from currency translation.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     Net sales for this group were $156.2 million during the three months ended March 31, 2006, a 10.1% increase compared to $141.9 million in 2005. Internal growth was 12.5%, currency translation deducted 5.0% from sales in 2006, and 2.6% was added through acquisitions. Significant growth occurred in the implant, orthodontic, laboratory, and Asian businesses with slightly improved growth in the Japanese business.

     Operating profit increased $7.8 million during the three months ended March 31, 2006 to $28.1 million from $20.3 million in 2005. The increase in operating profits was driven primarily by the sales growth in the implant, orthodontics, laboratory, and Asian businesses. In addition, operating profit was negatively impacted from currency translation.


CRITICAL ACCOUNTING POLICIES

     As discussed in the in the Stock Compensation section of Note 1 to the Unaudited Consolidated Condensed Financial Statements, the Company adopted SFAS No. 123R on January 1, 2006. The adoption of this pronouncement had a material impact on the Companies financial statements.

     There have been no other material changes to the Company's disclosure in its 2005 Annual Report on Form 10-K filed March 14, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2006

     Cash flow from operating activities during the three months ended March 31, 2006 was $11.4 million compared to $25.0 million during the same period of 2005. The decrease resulted from a $23 million negative impact from the payment of taxes associated with the 2005 repatriation of earnings and decreased tax benefits related to stock option exercises. The decrease in tax benefits from stock option exercises was the result of the adoption of SFAS No. 123R on January 1, 2006 which requires that current period excess tax benefits from the exercise of stock options be classified as cash inflows from financing activities as opposed to operating cash flows, as was the case in prior periods. Aside from these decreases, cash flows benefited from higher earnings and lower payments of accrued liabilities in the first quarter of 2006 than in the first quarter of 2005.

     Investing activities during the first quarter of 2006 include capital expenditures of $9.1 million. The Company expects that capital expenditures will range from $55 million to $60 million for the full year of 2006. Acquisition-related activity for the period ended March 31, 2006 was $3.3 million which was primarily related to the acquisition of Prident International, Inc. (see Note 4 to the Unaudited Consolidated Condensed Financial Statements).

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 share of treasury stock. Under this program, the Company purchased approximately 147,000 shares during the first quarter of 2006 at an average price of $55.27. As of March 31, 2006, the Company held 2,215,000 shares of treasury stock. The Company also received proceeds of $13.5 million as a result of the exercise of 389,000 stock options during the quarter ended March 31, 2006.

     The Company's long-term borrowings decreased by a net of $24.4 million during the three months ended March 31, 2006. This net change included net repayments of $34.5 million during the quarter and an increase of $10.1 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the three months ended March 31, 2006, the Company's ratio of long-term debt to total capitalization decreased to 33.4% compared to 35.4% at December 31, 2005.

     Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2006, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $106.7 million outstanding under the multi-currency facility and $15.1 million outstanding under the commercial paper facilities at March 31, 2006.

     The Company also has access to $50.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2006, $8.2 million is outstanding under these short-term lines of credit.

     At March 31, 2006, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $420.9 million.

     At March 31, 2006, the Company held $73.2 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

     The Company's cash decreased $21.8 million during the three months ended March 31, 2006 to $412.7 million. In the first quarter of 2006, the Company repaid $34.5 million of maturing long-term borrowings and repurchased $8.1 million of treasury stock. The Company continued to maintain significant cash balances during the first quarter of 2006 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash. The Company has $532.9 million of long-term borrowings coming due for payment during the next twelve months. The Company intends to repay these debt obligations with cash and/or funds available to the Company under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond March of 2007. The Company currently intends to effectively refinance $63.6 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

     There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2005 Annual Report on Form 10-K filed March 14, 2006. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements ". SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this standard has not had a material impact on the Company's financial statements, nor does the Company expect this standard to have a material impact on the Company's financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company does not expect the application of this standard to have a material impact on the Company's financial statements.

     In March 2006, the FASB issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R ("SFAS No. 132R"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and
4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefits pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2005.


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

     There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and expects all European locations to be complete by the end of 2006.

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision and the Third Circuit Court of Appeals reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The District Court, upon the direction of the Court of Appeals, has issued an injunction preventing DENTSPLY from taking action to prevent its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth sold in the U.S. While the Company believes its tooth distribution practices do not violate the antitrust laws, the Company is confident that it can continue to develop this business regardless of the outcome of this case.

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

Item 1A - Risk Factors

     There have been no significant material changes to the risks factors as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2005.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 3,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 5,500,000 share of treasury stock. During the quarter ended March 31, 2006, the Company had the following activity with respect to this repurchase program:

                                                                  Number Of
                                                                 Shares That
                                                               May be Purchased
                      Total Number  Total Cost  Average Price  Under The Share
                       of Shares     of Shares    Paid Per         Repurchase
Period                 Purchased     Purchased     Share           Program
------                 ---------     ---------     -----           -------
                                (in thousands, except per share amounts)
January 1-31, 2006           -     $     -        $   -            3,091.9
February 1-28, 2006      121.7       6,685.6        54.94          3,073.2
March 1-31, 2006          25.0       1,423.0        56.92          3,285.4
                          ----       -------
                         146.7     $ 8,108.6      $ 55.27
                         =====     =========

Item 6 - Exhibits

       31     Section 302 Certification Statements.
       32     Section 906 Certification Statement.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


May 8, 2006              /s/ Gerald K. Kunkle, Jr.
Date                         Gerald K. Kunkle, Jr.
                             Chairman and
                             Chief Executive Officer



May 8, 2006             /s/ William R. Jellison
Date                        William R. Jellison
                            Senior Vice President and
                            Chief Financial Officer