Form 10-Q
period 2006-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-08-01
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 28, 2006 the Company had 153,826,504 shares of Common Stock outstanding, with a par value of $.01 per share.

                           DENTSPLY INTERNATIONAL INC.
                                    FORM 10-Q

                         For Quarter Ended June 30, 2006

                                      INDEX




                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)
         Consolidated Condensed Statements of Income                        3
         Consolidated Condensed Balance Sheets                              4
         Consolidated Condensed Statements of Cash Flows                    5
         Notes to Unaudited Interim Consolidated Condensed
           Financial Statements                                             6

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     24

     Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                                 33

     Item 4 - Controls and Procedures                                      34


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            35

     Item 1A - Risk Factors                                                36

     Item 2 - Unregistered Sales of Securities and Use of Proceeds         36

     Item 4 - Submission of Matters to a Vote of Security Holders          36

     Item 6 - Exhibits                                                     36

Signatures                                                                 37


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                                           Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,

                                                                         2006             2005             2006             2005
                                                                                 (in thousands, except per share amounts)
Net sales                                                               $472,444         $444,834         $903,440        $ 851,809
Cost of products sold                                                    230,290          217,551          441,150          415,585
                                                                         -------          -------          -------          -------

Gross profit                                                             242,154          227,283          462,290          436,224
Selling, general and administrative expenses                             152,926          146,376          298,357          284,924
Restructuring and other costs (income) (Note 8)                            2,636             (228)           7,333               40
                                             -                             -----             ----            -----               --

Operating income                                                          86,592           81,135          156,600          151,260

Other income and expenses:
  Interest expense                                                         2,408            4,446            4,502           10,773
  Interest income                                                         (2,847)          (2,159)          (5,628)          (4,469)
  Other expense (income), net                                                965           (1,605)             451           (5,847)
                                                                             ---           ------              ---           ------

Income before income taxes                                                86,066           80,453          157,275          150,803
Provision for income taxes                                                26,750           22,560           47,955           43,861
                                                                          ------           ------           ------           ------

Net income                                                              $ 59,316         $ 57,893        $ 109,320        $ 106,942
                                                                        ========         ========        =========        =========

Earnings per common share - (Note 3):
  -Basic                                                                  $ 0.38           $ 0.36           $ 0.69           $ 0.66
  -Diluted                                                                $ 0.37           $ 0.35           $ 0.68           $ 0.65


Cash dividends declared per common share                                 $ 0.035          $ 0.030          $ 0.070          $ 0.060


Weighted average common shares outstanding (Note 3):
     -Basic                                                              156,814          160,274          157,402          160,836
     -Diluted                                                            159,834          163,216          160,446          163,882


See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

                                                                                                     June 30,       December 31,
                                                                                                       2006             2005
                                                                                                           (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                                       $ 475,417        $ 434,525
        Accounts and notes receivable-trade, net                                                          299,048          254,822
        Inventories, net (Notes 1 and 6)                                                                  229,373          208,179
        Prepaid expenses and other current assets                                                         155,234          132,517
                                                                                                          -------          -------

           Total Current Assets                                                                         1,159,072        1,030,043

     Property, plant and equipment, net                                                                   321,910          316,218
     Identifiable intangible assets, net                                                                   67,983           68,600
     Goodwill, net                                                                                        975,156          933,227
     Other noncurrent assets                                                                               42,592           59,241
                                                                                                           ------           ------

Total Assets                                                                                          $ 2,566,713      $ 2,407,329
                                                                                                      ===========      ===========

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                                                 $ 76,665         $ 82,317
        Accrued liabilities                                                                               163,845          159,846
        Income taxes payable                                                                               86,949           86,859
        Notes payable and current portion
           of long-term debt                                                                              388,717          412,212
                                                                                                          -------          -------

           Total Current Liabilities                                                                      716,176          741,234

     Long-term debt                                                                                       413,307          270,104
     Deferred income taxes                                                                                 37,124           42,912
     Other noncurrent liabilities                                                                         149,496          111,311
           Total Liabilities                                                                            1,316,103        1,165,561
                                                                                                        ---------        ---------

     Minority interests in consolidated subsidiaries                                                          213              188
                                                                                                              ---              ---

     Commitments and contingencies (Note 10)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                                                   -                -
        Common stock, $.01 par value; 200 million shares authorized;
            162.8 million shares issued at June 30, 2006 and December 31, 2005                                814              814
        Capital in excess of par value                                                                    169,352          170,607
        Retained earnings                                                                               1,250,222        1,151,856
        Accumulated other comprehensive income (Note 2)                                                    67,746           56,454
        Treasury stock, at cost, 8.3 million shares at June 30, 2006 and
           5.1 million shares at December 31, 2005                                                       (237,737)        (138,151)
                                                                                                         --------         --------

           Total Stockholders' Equity                                                                  1,250,397        1,241,580
                                                                                                       ---------        ---------

Total Liabilities and Stockholders' Equity                                                           $ 2,566,713      $ 2,407,329
                                                                                                     ===========      ===========

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                               Six Months Ended
                                                                                                  June 30,

                                                                                            2006             2005
                                                                                                (in thousands)
Cash flows from operating activities:

Net Income                                                                                  $ 109,320         $ 106,942

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                                 19,959            22,326
  Amortization                                                                                  3,438             4,717
  Share-based compensation expense                                                              8,476                 -
  Restructuring and other costs                                                                 7,333                40
  Other, net                                                                                  (55,858)          (68,897)
                                                                                              -------           -------

Net cash provided by operating activities                                                      92,668            65,128
                                                                                               ------            ------

Cash flows from investing activities:

Capital expenditures                                                                          (21,781)          (20,657)
Acquisitions of businesses, net of cash acquired                                               (6,448)          (15,933)
Realization of swap value                                                                           -            23,508
Other, net                                                                                        431               161
                                                                                                  ---               ---

Net cash used in investing activities                                                         (27,798)          (12,921)
                                                                                              -------           -------

Cash flows from financing activities:

Increase (Decrease) in long-term borrowings                                                    71,963           (48,249)
Increase in short-term borrowings                                                               6,079             5,037
Cash paid for treasury stock                                                                 (146,918)         (115,416)
Cash dividends paid                                                                           (11,062)           (9,674)
Proceeds from exercise of stock options                                                        21,212            17,740
Excess tax benefits from share-based compensation                                               4,933                 -
                                                                                                -----

Net cash used in financing activities                                                         (53,793)         (150,562)
                                                                                              -------          --------

Effect of exchange rate changes on cash and cash equivalents                                   29,815           (42,339)
                                                                                               ------           -------

Net increase (decrease) in cash and cash equivalents                                           40,892          (140,694)

Cash and cash equivalents at beginning of period                                              434,525            506,369
                                                                                              -------            -------

Cash and cash equivalents at end of period                                                  $ 475,417          $ 365,675
                                                                                            =========          =========

See accompanying notes to unaudited interim consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.

     NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2006


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

Accounts and Notes Receivable-Trade

     The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $16.3 million and $15.3 million at June 30, 2006 and December 31, 2005, respectively.

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

Inventories

     Inventories are stated at the lower of cost or market. At June 30, 2006 and December 31, 2005, the cost of $11.9 million, or 5%, and $10.3 million, or 5%, respectively, of inventories was determined by the last-in, first-out ("LIFO") method. The cost of other inventories was determined by the first-in, first-out ("FIFO") or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

     If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2006 and December 31, 2005 by $3.2 million and $2.6 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

     Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and other long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company's significant accounting policies on long-lived assets for each category of long-lived asset is discussed below.

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

     Goodwill and Indefinite-Lived Intangible Assets

         The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS No. 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset's carrying cost over its fair value. The Company's goodwill increased by $41.9 million during the six months ended June 30, 2006 to $975.2 million, which was due primarily to the effects of foreign currency translation of $36.5 million and increases due to acquisition activity of $6.3 million.

         The Company performs the required annual impairment assessments, typically in the second quarter of each year, with the assessment including an evaluation of approximately 25 reporting units. The Company performed the required annual impairment tests during the second quarter of 2006, and no impairment was identified. In addition to the annual impairment test, SFAS No. 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments are performed as necessary.


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

     A significant portion of the Company's net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company's sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $48.9 million and $44.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $96.5 million and $82.3 million for the six months ended June 30, 2006 and 2005, respectively.

Stock Split

        All share and per share data in the accompanying financial statements and notes to the financial statements are reflective of the two-for-one stock split effective July 17, 2006.

Stock Compensation

     The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement.

     The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Stock Option Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-qualified stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions ("Restricted Stock"), stock delivered upon vesting of units ("Restricted Stock Units") and stock appreciation rights ("SARs"). ISOs and NSOs are collectively referred to as "options". Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights are collectively referred to as "awards". Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company, acting through the Human Resource Committee. Awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

     Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. The number of shares available for grant under the 2002 Plan as of June 30, 2006 was 8,013,000 shares. Each non-employee director receives an automatic grant of NSOs to purchase 20,000 shares of common stock on the date he or she becomes a non-employee director and an additional 20,000 options on the third anniversary of the date the non-employee director was last granted an option.

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity awards). The compensation cost is only to be recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, the unaudited consolidated condensed financial statements as of and for the periods ended June 30, 2006 reflect the impact of adopting SFAS No. 123R. Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

     In addition to the requirement to recognize compensation cost for those awards granted subsequent to the adoption of SFAS No. 123R, SFAS No. 123R also requires that stock-based compensation be recognized for stock-based awards granted prior to the adoption of SFAS No. 123R, but not yet vested as of the date of adoption. This compensation cost is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 and SFAS No. 123. Accordingly, the compensation cost recognized by the Company during the periods ended June 30, 2006 included both the compensation cost associated with stock-based awards granted during the periods, as well as compensation cost associated with any unvested awards as of December 31, 2005.

     The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and six months ended June 30, 2006 was $4.2 million and $8.5 million, respectively, including the cost for stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and six months ended June 30, 2006 was $1.3 million and $2.4 million, respectively. The remaining unamortized compensation cost related to 7,251,150 non-qualified stock options is $23.5 million which will be expensed over the weighted average remaining vesting period of the options, or 1.4 years. Cash received from stock option exercises for the three months and six months ended June 30, 2006, was $8.6 million and $21.2 million, respectively. It is the Company's practice to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the three months and six months ended June 30, 2006, is $4.4 million and $7.1 million, respectively. The aggregate intrinsic value of stock options exercised in the three months and six months ended June 30, 2006, was $14.2 million and $22.4 million, respectively. The aggregate intrinsic value of the outstanding stock options as of June 30, 2006 was $119.9 million.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable, and requires the input of certain assumptions that require an element of judgment on the part of management to determine. The significant assumptions that require the use of management's judgment include the expected stock price volatility and the expected life of the option. For the periods ended June 30, 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility derived from traded options of the Company with features similar to those of the options being valued. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants and has assessed the term of grants still being held by optionees.

     In addition to the assumptions noted previously, the Black-Scholes option pricing model also requires the input of the expected dividend yield of the underlying equity instrument and the risk-free interest rate for a period that coincides with the expected life of the option. The expected dividend yield is based on the dividend rates at the time the option is issued. The risk-free rate for the expected life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the periods ended June 30, 2006, consistent with the requirements of SFAS No. 123R:

                                         Weighted Average      Weighted Average
                                           Three Months          Six Months
                                          Ended June 30,        Ended June 30,
                                              2006                    2006
Per share fair value                        $ 15.94                 $ 15.17
Expected dividend yield                       0.47%                   0.49%
Risk-free interest rate                       5.01%                   4.74%
Expected volatility                             21%                     21%
Expected life (years)                          4.70                    4.73

     Under APB No. 25 there was no compensation cost recognized for the Company's non-qualified stock options awarded in the periods ended June 30, 2005, as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the periods ended June 30, 2005:

                                                             Three Months Ended    Six Months Ended
                                                                  June 30,               June 30,
                                                                    2005                   2005
                                                           (in thousands, except per share amounts)
Net income, as reported                                            $ 57,893              $ 106,942
Deduct: Stock-based employee compensation
  expense determined under fair value
  method, net of related tax                                         (2,775)                (5,548)
                                                                     ------                 ------
Pro forma net income                                               $ 55,118              $ 101,394
                                                                   ========              =========

Basic earnings per common share
  As reported                                                        $ 0.36                 $ 0.66
  Pro forma under fair value based method                            $ 0.35                 $ 0.63

Diluted earnings per common share
  As reported                                                        $ 0.35                 $ 0.65
  Pro forma under fair value based method                            $ 0.34                 $ 0.62


     The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the periods ended June 30, 2005, consistent with the requirements of SFAS No. 123:

                                         Weighted Average      Weighted Average
                                           Three Months           Six Months
                                          Ended June 30,         Ended June 30,
                                              2005                    2005
Per share fair value                        $ 14.73                 $ 14.65
Expected dividend yield                       0.43%                   0.44%
Risk-free interest rate                       5.03%                   5.03%
Expected volatility                             20%                     20%
Expected life (years)                          5.50                    5.50


     The following is a summary of the status of the Plans as of June 30, 2006 and changes during the quarter then ended:

                                              Outstanding                          Exercisable
                                    ---------------------------------   ----------------------------------

                                                           Weighted                          Weighted          Available
                                                            Average                           Average              for
                                                            Exercise                          Exercise            Grant
                                        Shares               Price          Shares             Price              Shares
December 31, 2005                       13,860,894           $ 20.07       9,252,218           $ 16.93           8,050,060
Granted                                    192,200             28.69                                              (192,200)
Exercised                               (1,509,154)            14.06                                                     -
Expired/Canceled                          (154,976)            25.10                                               154,976
                                          --------                                                                 -------

June 30, 2006                           12,388,964           $ 20.87        7,958,641           $ 17.65          8,012,836
                                       ==========                                                                =========

     The weighted average remaining contractual term of all outstanding options is 6.8 years and the weighted average remaining contractual term of exercisable options is 5.6 years.

     In addition, SFAS No. 123R amended SFAS No. 95 ("SFAS No. 95"), "Statement of Cash Flows", to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123R, the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS No. 123R using the modified prospective method, no adjustment has been made to the prior periods reported in this Form 10-Q.

New Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006, with early adoption permitted. As we do not currently have servicing assets recorded on our balance sheet, SFAS No. 156 will not have any impact on our financial position or results of operations.

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

     In March 2006, the FASB issued an exposure draft that seeks to make improvements to SFAS No. 132R, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefit pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Company is currently evaluating the potential impact of the exposure draft on its financial statements.


NOTE 2 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                  2006          2005          2006          2005
                                                                               (in thousands)
Net income                                                     $ 59,316       $ 57,893     $ 109,320     $ 106,942
Other comprehensive income:
     Foreign currency translation adjustments                    34,778        (57,512)       48,884      (105,412)
     Unrealized gain (loss) on available-for-sale securities        (96)            46            41            60
     Net gain (loss) on derivative financial instruments        (30,730)        15,290       (37,633)       21,356
                                                                -------         ------       -------        ------
Total comprehensive income                                     $ 63,268       $ 15,717     $ 120,612      $ 22,946
                                                               ========       ========     =========      ========

     During the quarter ended June 30, 2006, foreign currency translation adjustments included currency translation gains of $42.6 million and partially offset by losses of $7.9 million on the Company's loans designated as hedges of net investments. During the quarter ended June 30, 2005, foreign currency translation adjustments included translation losses of $83.6 million, partially offset by gains of $26.1 million on the Company's loans designated as hedges of net investments. During the six months ended June 30, 2006, foreign currency translation adjustments included net translation gains of $60.7 million, offset by losses of $11.8 million on the Company's loans designated as hedges of net investments. During the six months ended June 30, 2005 foreign currency translation adjustments included net translation losses of $142.4 million, offset by gains of $37.0 million on the Company's loans designated as hedges of net investments.

     The balances included in Accumulated other comprehensive income in the consolidated balance sheets are as follows:

                                                      June 30,    December 31,
                                                        2006          2005
                                                           (in thousands)
Foreign currency translation adjustments             $ 105,098       $ 56,214
Net gain (loss) on derivative financial
  instruments                                          (22,321)        15,312
Unrealized gain on available-for-sale securities           405            364
Minimum pension liability                              (15,436)       (15,436)
                                                       -------        -------
                                                      $ 67,746       $ 56,454
                                                      ========       ========

     The cumulative foreign currency translation adjustments included translation gains of $188.7 million and $127.9 million as of June 30, 2006 and December 31, 2005, respectively, offset by losses of $83.6 million and $71.7 million, respectively, on loans designated as hedges of net investments.


NOTE 3 - EARNINGS PER COMMON SHARE

     The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS No. 123R. The following table sets forth the computation of basic and diluted earnings per common share:

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                       2006          2005          2006          2005
                                                        (in thousands, except per share amounts)

Basic Earnings Per Common Share Computation

Net income                                            $59,316       $57,893      $109,320      $106,942

Common shares outstanding                             156,814       160,274       157,402       160,836

Earnings per common share - basic                      $ 0.38        $ 0.36        $ 0.69        $ 0.66
                                                       ======        ======        ======        ======

Diluted Earnings Per Common Share Computation

Net income                                            $59,316       $57,893      $109,320      $106,942

Common shares outstanding                             156,814       160,274       157,402       160,836
Incremental shares from assumed exercise
    of dilutive options                                 3,020         2,942         3,044         3,046
                                                        -----         -----         -----         -----
Total shares                                          159,834       163,216       160,446       163,882

Earnings per common share - diluted                    $ 0.37        $ 0.35        $ 0.68        $ 0.65
                                                       ======        ======        ======        ======


     Options to purchase 23,064 and 114,600 shares of common stock that were outstanding during the quarter ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the six months ended June 30, 2006 and 2005 were 11,596 and 114,600, respectively.

NOTE 4 - BUSINESS ACQUISITIONS

     During the first half of 2006, the Company acquired a small dental business in Asia, an implant distribution business in Italy, and the remaining 40% interest of a dental manufacturing business in Brazil (the Company had owned 60% of this business since 2001). The aggregate purchase price for these three transactions was approximately $6.9 million. The purchase agreement for the business in Asia also provides for an additional payment to be made based upon the operating performance of the business during the five-year period ending in February 2011. The results of operations for the Asian and Italian businesses have been included in the accompanying financial statements since the effective date of the transactions, and the purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. As the Company had previously owned a controlling 60% interest in the Brazilian business, the balance sheet and the results of operations of that business have been consolidated in the Company's financial statements since 2001, with the resulting immaterial minority interest in net income or net loss being removed through Other income, net and the minority share of equity being shown on the balance sheet in Minority interest in consolidated subsidiaries.

NOTE 5 - SEGMENT INFORMATION

     The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended June 30, 2006 and 2005.

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

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     This business group includes the responsibility for the design and manufacture of laboratory products in the U.S., Puerto Rico, Germany, The Netherlands and China and for the sales and distribution for these products in the U.S., Germany, Austria, the U.K., Benelux, Scandinavia, Iberia, Eastern Europe, and certain products in Italy. Additionally, this business group is responsible for the design, manufacture, worldwide sales and distribution of substantially all of the Company's dental implant and bone generation products and the worldwide sales and distribution of the Company's orthodontic products. This business group is also responsible for sales and distribution of all Company products throughout Asia and Japan.

     Significant interdependencies exist among the Company's operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

     Generally, the Company evaluates performance of the operating groups based on the groups' operating income and net third party sales, excluding precious metal content.

     The following tables set forth information about the Company's operating groups for the three months and six months ended June 30, 2006 and 2005:

Third Party Net Sales

                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                         2006        2005         2006        2005
                                                    (in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada           $ 162,784   $ 148,509    $ 302,674   $ 290,185
Australia/Latin America/Endodontics/
Non-Dental                               95,676      93,837      185,286     181,396
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                 215,172     203,218      417,494     381,885
All Other (a)                            (1,188)       (730)      (2,014)     (1,657)
                                         ------        ----       ------      ------
Total                                 $ 472,444   $ 444,834    $ 903,440   $ 851,809
                                      =========   =========    =========   =========

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.


Third Party Net Sales, excluding precious metal content

                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                         2006        2005         2006        2005
                                                      (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada            $ 161,973     148,019    $ 301,177   $ 289,265
Australia/Latin America/Endodontics/
Non-Dental                                95,061      93,324      184,195     180,491
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                  167,679     159,592      323,581     301,442
All Other (a)                             (1,189)       (710)      (2,014)     (1,657)
                                          ------        ----       ------      ------
Total excluding Precious Metal Content   423,524     400,225      806,939     769,541
Precious Metal Content of Sales           48,920      44,328       96,501      82,268
                                         ------       ------       ------      ------
Total including Precious Metal Content $ 472,444   $ 444,553    $ 903,440   $ 851,809
                                       =========   =========    =========   =========

Intersegment Net Sales

                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                       2006        2005         2006        2005
                                                      (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada            $ 34,004    $ 33,914     $ 62,649    $ 64,662
Australia/Latin America/Endodontics/
Non-Dental                               19,434      17,342       36,700      33,921
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                   9,288       7,586       18,347      14,290
All Other (b)                            33,722      34,340       63,745      68,338
Eliminations                            (96,448)    (93,182)    (181,441)   (181,211)
                                        -------     -------     --------    --------
Total                                      $ -         $ -          $ -         $ -
                                           ==          ==           ==          ==

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.
(b) Includes: one distribution warehouse not managed by named segments and Corporate.


Segment Operating Income

                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                       2006        2005         2006        2005
                                                      (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada            $ 43,017    $ 29,784     $ 72,772    $ 56,662
Australia/Latin America/Endodontics/
Non-Dental                               39,384      38,249       78,015      77,328
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                  29,440      29,813       57,521      50,088
All Other (a)                           (22,613)    (16,939)     (44,375)    (32,778)
                                        -------     -------      -------     -------
Segment Operating Income                 89,228      80,907      163,933     151,300

Reconciling Items:
Restructuring and other costs             2,636        (228)       7,333          40
Interest Expense                          2,408       4,446        4,502      10,773
Interest Income                          (2,847)     (2,159)      (5,628)     (4,469)
Other (income) expense, net                965       (1,605)         451      (5,847)
                                           ---       ------         ---       ------
Income before income taxes            $ 86,066     $ 80,453    $ 157,275   $ 150,803
                                      ========     ========    =========   =========

Assets
                                      June 30,   December 31,
                                        2006         2005
                                          (in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada           $ 485,448    $ 458,938
Australia/Latin America/Endodontics/
Non-Dental                              586,854      566,798
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia                 833,986      766,410
All Other (a)                           660,425      615,183
                                       -------      -------
Total                                $2,566,713   $2,407,329
                                     ==========   ==========

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

NOTE 6 - INVENTORIES, NET

     Inventories, net consist of the following:

                                          June 30,            December 31,
                                           2006                  2005
                                             (in thousands)

Finished goods                           $ 136,731            $ 127,569
Work-in-process                             43,088               40,887
Raw materials and supplies                  49,554               39,723
                                            ------               ------
                                         $ 229,373            $ 208,179
                                         =========            =========

NOTE 7 - BENEFIT PLANS

     The components of the net periodic benefit cost for the Company's benefit plans are as follows:


                                                                                 Other Postretirement
                                               Pension Benefits                         Benefits
                                     ----------------------------------  ----------------------------------
                                                Three Months Ended                  Three Months Ended
                                                 June 30,                            June 30,
                                               2006             2005               2006              2005
                                                                (in thousands)

Service cost                                  $ 1,644          $ 1,379              $ 23            $ (35)
Interest cost                                   1,499            1,905               196             (184)
Expected return on plan assets                   (955)            (910)                -                -
Net amortization and deferral                     348              279              (119)             116
                                                  ---              ---              ----              ---

Net periodic benefit cost                     $ 2,536          $ 2,653             $ 100            $ (103)
                                              =======          =======             =====            ======




                                                                                   Other Postretirement
                                             Pension Benefits                            Benefits
                                     ----------------------------------  ----------------------------------
                                                  Six Months Ended                    Six Months Ended
                                                      June 30,                            June 30,
                                                2006             2005              2006              2005
Service cost                                  $ 3,226          $ 2,874              $  46              $ 67
Interest cost                                   2,942            3,468                392               356
Expected return on plan assets                 (1,864)          (1,851)                                   -
Net amortization and deferral                     674              557               (238)             (223)
                                                  ---              ---               ----              ----

Net periodic benefit cost                     $ 4,978          $ 5,048              $ 200             $ 200
                                              =======          =======              =====             =====



     Information related to the funding of the Company's benefit plans for 2006 is as follows:

                                                                       Other
                                                   Pension        Postretirement
                                                  Benefits           Benefits
                                                          (in thousands)
Actual, June 30, 2006                                $ 2,993             $ 368
Projected for the remainder of the year                3,153               736
                                                       -----               ---
Total for year                                       $ 6,146           $ 1,104
                                                     =======           =======

NOTE 8 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

     During the fourth quarter of 2005, the Company recorded restructuring costs of $2.4 million, primarily related to the shut down of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain U.S. production facilities in order to better leverage the Company's resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in 2005 were severance costs. In addition, during the six months ended June 30, 2006, the Company recorded charges of $6.9 million ($2.3 million during the quarter ended June 30, 2006) for additional severance costs, contract termination costs and other restructuring costs. The other restructuring costs were primarily costs incurred during the shut down phase of the pharmaceutical manufacturing facility closure such as utilities, maintenance and consulting expenses. The plans include the elimination of approximately 130 administrative and manufacturing positions, all within the U.S., with 63 of these positions having been eliminated as of June 30, 2006. These plans are expected to be substantially completed by the end of 2006. The major components of these charges and the remaining outstanding balances at June 30, 2006 are as follows:

                                 Amounts               Amounts      Balance
                       2005      Applied      2006     Applied      June 30,
                    Provisions    2005     Provisions    2006         2006
                                          (in thousands)
Severance              $ 2,400        $ -     $ 2,330   $ (2,709)     $ 2,021
Lease/contract
  terminations               -          -         212       (212)           -
Other restructuring
  costs                      -          -       4,369      (4,369)          -
                                                -----      ------
                       $ 2,400        $ -     $ 6,911    $ (7,290)    $ 2,021
                       =======        ==      =======    ========     =======

     During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.8 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. In addition, the Company recorded income of $0.1 million during both the six months ended June 30, 2006 and 2005, including income of $0.2 million and $0.3 million during the quarters ended June 30, 2006 and 2005, respectively, related primarily to adjustments to the severance provisions. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. These plans are expected to be complete by the end of 2006. As of June 30, 2006, approximately 37 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at June 30, 2006 are as follows:

                             Amounts                    Change     Amounts                Amounts   Balance
                   2004      Applied       2005       in Estimate  Applied      2006      Applied  June 30,
                Provisions    2004      Provisions       2005        2005     Provisions    2006     2006
                                                       (in thousands)

Severance          $ 4,877     $ (583)        $ 322     $ (1,168)   $(1,740)      $ (93)    $ (214)   $1,401
Lease/contract
  terminations         881          -           190            -        (435)         -        (131)     505
                       ---        ----          ---         ----        ----         ---       ----      ---
                   $ 5,758      $ (583)       $ 512      $ (1,168)   $(2,175)      $ (93)    $ (345)  $1,906
                   =======      ======        =====      ========    =======       =====     ======   ======

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

     Certain of the Company's inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which creates exposures to changes in exchange rates. The Company uses debt and derivatives denominated in the applicable foreign currency as a means of hedging a portion of this risk.

     With the Company's significant level of variable rate long-term debt, changes in the interest rate environment can have a major impact on the Company's earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

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

Cash Flow Hedges

     The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2006, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

     The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At June 30, 2006, the Company had swaps in place to purchase 540 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,112.71 per troy ounce. In addition the Company had swaps in place to purchase 80,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $12.51 per troy ounce. The Company generally hedges up to 80% of its projected annual needs related to these products.

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

     As of June 30, 2006, $0.3 million of deferred net losses on derivative instruments recorded in "Accumulated other comprehensive gain (loss)" are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

>
Fair Value Hedges

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

     The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of June 30, 2006 and December 31, 2005, the accumulated fair value of the interest rate swap was $1.9 million and $5.3 million, respectively, and was recorded in Prepaid expenses and other current assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at June 30, 2006 and December 31, 2005.
     From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company's obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty's obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

     No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment are recorded in Accumulated other comprehensive income, net of tax effects.

     In June 2005, the Company terminated the cross currency element of the integrated transaction in response to the rapid rise in USD short-term interest rates, converting the debt back into a Euro variable instrument. At termination in June, 2005, the accumulated fair value of the cross-currency element of the integrated transaction was $20.2 million and was received in cash. The cash received under this agreement is included in Realization of swap value on the statement of cash flows which is an investing activity.

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

     The fair value of these swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of June 30, 2006 and December 31, 2005, the estimated net fair values of the swap agreements were ($30.6) million and $32.8 million, respectively.

     At June 30, 2006 and December 31, 2005, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At June 30, 2006 and December 31, 2005, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment debt hedges, were $105.1 million and $56.2 million, respectively, which was included in Accumulated other comprehensive income, net of tax effects.

Other

     The aggregate net fair value of the Company's derivative instruments at June 30, 2006 and December 31, 2005 was ($32.2) million and $29.2 million, respectively.

     In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans, for which settlement is not planned or anticipated in the foreseeable future, to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans are included in Accumulated other comprehensive income, net of tax effects.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     DENTSPLY and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company believes it is unlikely that pending litigation to which DENTSPLY is a party will have a material adverse effect upon its consolidated financial position or results of operations.

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision and the Third Circuit Court of Appeals reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The District Court, upon the direction of the Court of Appeals, has issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

     Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court upheld the decision of the District Court in dismissing the Plaintiffs' damages claims, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance agreements between the Company and its tooth dealers. The Plaintiffs' petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

     On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine if they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. The plaintiffs have appealed to the Appellate Court to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to one million dollars, their asserted policy limits. Litigation has been initiated with the Company's primary and excess insurance carriers regarding the level and coverage of their respective insurance policies for this case.

     On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron(R) ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint, which has been amended twice, seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action on June 15, 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures on their patients. The Company is presently preparing to file a motion for decertification.

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

     The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each operating segment, (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and
(5) continued focus on controlling costs and enhancing efficiency. The Company defines "internal growth" as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

     Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, and the management of inventory levels by distributors, may impact sales levels in a given period. During the six months ended June 30, 2006, the Company's overall internal growth was approximately 5.8% compared to 2.0% for the full year 2005. Internal growth rates in the United States (43.0% of sales) and Europe (37.4% of sales), the largest dental markets in the world, were 3.7% and 9.0%, respectively, during the first six months of 2006 compared to 5.2% and negative 2.7%, respectively, for the full year 2005. As discussed further within the Results of Continuing Operations, the lower sales in Europe during 2005 were primarily due to issues encountered upon implementation of a new dental reimbursement program which became effective January 1, 2005 in Germany, the Company's most significant market in this region. The internal growth rate in all other regions during the six months ended June 30, 2006, which represents approximately 19.6% of sales, was 4.1%, compared to 4.0 % for the full year 2005. Among the other regions, the Asian region, excluding Japan, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other regions is the Japanese market, which represents the third largest dental market in the world behind the United States and Germany. Although Japan's dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase market share. There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company's projected growth rates and results of operations may be adversely affected.

     Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During 2005, over 30 new products were introduced around the world and the Company expects 20 to 25 new products to be introduced in 2006. Through the first half of 2006, the Company has introduced more than 15 new products and expects to meet or exceed its target for the 2006 year.

     Also, new advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by other third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

     Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisitions. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. As further discussed in Note 4 to the Unaudited Consolidated Condensed Financial Statements, during 2006 the Company has purchased several small businesses.

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

     As previously announced in early 2006, the Company made the decision to close its Chicago-based pharmaceutical manufacturing facility and to pursue the outsourcing of the production of the injectable dental anesthetic products and the non-injectable Oraqix(R) products that were to be produced at the plant. The Company expects that the decision to shut down the anesthetics manufacturing facility will immediately improve short and mid-term cash flows and eliminate the uncertainty concerning FDA approval of the facility. While the Company has had supply disruptions in 2005 and the first half of 2006, and anticipates some supply disruptions in the future in relation to the supply of the injectable dental anesthetic products, the Company currently has contract manufacturing relationships for the supply of the injectable dental anesthetic products for most of the markets served by the Company. As there are a limited number of suppliers for the injectable dental anesthetic products sold by the Company, there can be no assurance that the Company will be able to obtain an adequate supply of its injectable dental anesthetic products in the future. The Company currently has supply agreements in place for the supply of the non-injectable Oraqix(R) products and has not experienced supply disruptions to date, nor does it anticipate supply disruptions of the Oraqix(R) products in the future.

     The Company is pursuing the sale of the facility and the machinery and equipment associated with the facility and has classified these assets as held for sale with the expectation that the assets will be sold within one year. These assets are included in "Prepaid expenses and other current assets" on the Unaudited Consolidated Condensed Balance Sheet as of June 30, 2006. Additionally, as a result of the decision to shut down the pharmaceutical manufacturing facility, during the six months ended June 30, 2006, the Company recorded pre-tax charges of $6.5 million for severance costs, contract termination costs and other restructuring costs associated with the closure of the facility (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements). These charges are in addition to the restructuring charges of $2.3 million that were recorded in the fourth quarter of 2005 related to employee severance cost for which the Company was contractually obligated. The Company expects pre-tax restructuring charges in the range of $1 million to $3 million for the remainder of 2006, which will be incurred evenly throughout the second half of the year or until the assets are sold. These costs are primarily related to additional contract termination costs, severance costs and utility costs during the shut down period.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005


Net Sales

     The discussions below summarize the Company's sales growth, excluding precious metals content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

     As the presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net sales to net sales, excluding precious metal content. Our definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

                                                        Three Months Ended
                                                             June 30,
                                                        2006           2005
                                                           (in millions)
Net Sales                                              $ 472.4        $ 444.8
Precious Metal Content of Sales                          (48.9)         (44.3)
                                                         -----          -----
Net Sales Excluding Precious Metal Content             $ 423.5        $ 400.5
                                                       =======        =======

     Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY's net sales is comprised of sales of precious metals generated through sales of the Company's precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company's sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company's performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are adjusted when the prices of underlying precious metals change.

       As described in the Stock Split section of Note 1 to the Unaudited Consolidated Condensed Financial Statements, all share and per share data are reflective of the two-for-one stock split effective July 17, 2006.

     Net sales for the quarter ended June 30, 2006 increased $27.6 million, or 6.2%, from the same period in 2005 to $472.4 million. Net sales, excluding precious metal content, increased $23.0 million, or 5.8%, to $423.5 million. Sales growth excluding precious metal content, was comprised of 5.2% of internal growth and 0.3% of foreign currency translation and 0.3% related to acquisitions. The 5.2% internal growth was comprised of 6.1% in the United States, 5.0% in Europe and 3.5% for all other regions combined.

     The internal sales growth, excluding precious metal content, in the United States of 6.1% was a result of strong growth in dental consumable product category, continued moderate growth in the specialty dental product category (endodontic, implant and orthodontic products), partially offset by lower sales in the dental laboratory product category. As noted previously, sales in a period may be impacted by price increases, marketing and promotional programs, and changes in distributor inventory levels. While the Company does not regularly receive extensive customer inventory data, we believe the second quarter internal sales growth in the US may have been favorably impacted by the replenishment of distributor inventories during the period, after a possible contraction of distributor inventories in the first quarter of 2006.

     In Europe, the internal sales growth of 5.0%, excluding precious metal content, was driven by the continued strong sales growth in the dental specialty category, partially offset by lower sales growth in the dental consumable and dental laboratory product categories. The dental laboratory product category continues to be negatively impacted by the reimbursement changes enacted in Germany during 2005, as well as a dramatic increase in the price of precious metals. As a result, patients are choosing lower cost alternatives such as non-precious metals or all ceramics. While Cercon(R), the Company's all ceramic alternative, has experienced very strong growth during this period, its growth has not offset the decline in precious metal restorations.

      The internal growth of 3.5% in all other regions was largely the result of strong growth in the Asia, Canada and Australia regions primarily driven by sales growth in the dental specialty and dental consumable product categories. This strong growth was partially offset by lower sales in the Latin America, Africa and Middle East regions

Gross Profit

     Gross profit was $242.2 million for the quarter ended June 30, 2006 compared to $227.3 million for the same period during 2005, an increase of $14.9 million, or 6.5%. Gross profit, measured against sales including precious metal content, represented 51.3% of net sales in the 2006 period compared to 51.1% in the 2005 period. The gross profit for the second quarter of 2006, measured against sales, excluding precious metal content, represented 57.2% of net sales compared to 56.8% in 2005. This increase in the gross profit percentage from 2005 to 2006 was due to favorable shifts in the product and geographic mix as well as the Company's decision to close its Chicago-based pharmaceutical manufacturing facility.

Operating Expenses

     Selling, general and administrative ("SG&A") expense increased $6.5 million, or 4.5%, to $152.9 million during the three months ended June 30, 2006 from $146.4 million during the same period in 2005. SG&A expenses, measured against sales including precious metal content, decreased to 32.4% in 2006 compared to 32.9% in 2005. SG&A expenses, as measured against sales, excluding precious metal content, decreased to 36.1% in 2006 compared to 36.5% in 2005. The higher expense ratio in the 2005 period primarily resulted from higher expense levels due to costs related to the biennial International Dental Show ("IDS") that took place during the second quarter of 2005. Additionally, the lower 2006 expense ratio was favorably impacted by the decision to shut down the pharmaceutical manufacturing facility in Chicago as well as higher sales levels in 2006. These favorable impacts on the 2006 expense ratio when compared to the 2005 expense ratio were partially offset by the recording of stock-based compensation expense as a result of the adoption of SFAS No. 123R on January 1, 2006.

     During the quarter ended June 30, 2006, the Company recorded restructuring and other costs of $2.6 million. The costs incurred during the quarter were primarily for additional costs related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois. These plans are expected to be fully complete by the end of 2006. The Company also incurred additional costs related to the consolidation of certain U.S. production facilities initiated in the fourth quarter of 2005 in order to better leverage the Company's resources. This plan is expected to be fully completed by the end of 2006 with anticipated remaining costs to complete of approximately $1.0 million (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Other Income and Expenses

     Net interest and other expense was $0.5 million during the three months ended June 30, 2006 compared to $0.7 million during the same period in 2005. The 2006 period included $0.4 million of net interest income, $0.6 million of currency transaction losses and $0.3 million of other nonoperating costs. The 2005 period included $2.3 million of net interest expense, $1.1 million of currency transaction gains and $0.5 million of other nonoperating costs. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash levels, lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

Income Taxes/Earnings

     The Company's effective tax rate for the quarter ended June 30, 2006 increased to 31.1% from 28.0% for the same period in 2005. The effective rate for the 2006 quarter is reflective of one time tax charges of $0.8 million, due to tax related adjustments. The effective rate for the 2005 quarter is reflective of net tax benefits of $1.8 million from the reversal of previously accrued taxes from the settlement of prior years' tax audits.

     Net income increased $1.4 million, or 2.5%, to $59.3 million in 2006 from $57.9 million in 2005. Fully diluted earnings per share were $0.37 in 2006, an increase of 5.7% from $0.35 in 2005. Net income in the second quarter of 2006 included the after tax impact from both the expensing of stock options of $2.9 million, or $0.02 per diluted share, and restructuring costs of $1.6 million, or $0.01 per diluted share. There were no significant restructuring charges for the three months ended June 30, 2005, and stock option expense was not included in net income until January 1, 2006 upon the Company's adoption of SFAS No. 123R.

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

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

     Net sales, excluding precious metals content, for this group were $162.0 million during the quarter ended June 30, 2006, a 9.4% increase compared to $148.0 million in 2005. Internal growth was a positive 8.6% and currency translation added 0.8% to sales in 2006. Strong internal growth was shown across most geographic and product categories within this group.

     Operating profit increased $13.2 million during the three months ended June 30, 2006 to $43.0 million compared to $29.8 million in 2005. The increase was primarily related to the sales growth and the elimination of the prior year's non-capitalized costs associated with the pharmaceutical plant in Chicago. In addition, operating profits were increased slightly by currency translation.

Australia/Latin America/Endodontics/Non-Dental

     Net sales, excluding precious metal content, for this group increased $1.8 million during the quarter ended June 30, 2006, or 1.9%, to $95.1 million from $93.3 million in 2005. Internal growth was 1.2% with currency translation adding 0.7%. Strong growth was shown in the non-dental businesses along with continued growth in the specialty dental product categories, offset by weakness in the Latin American business and the Australian business. The weakness in the Australian business was attributable to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility.

     Operating profit was $39.4 million during the first quarter of 2006, a $1.1 million increase from $38.3 million in 2005. The increase was primarily related to the strength of the dental specialty product category and continued growth of the non-dental businesses, partially offset by decreases in the Australian and Latin American businesses.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     Net sales, excluding precious metal content, for this group were $167.7 million during the three months ended June 30, 2006, a 4.9% increase compared to $159.9 million in 2005. Internal growth was 4.5%, currency translation deducted 0.4% from sales in 2006, and 0.8% was added through acquisitions. Significant growth occurred in the specialty dental product category and the Asian business and growth improved slightly in the Japanese business, all of which were partially offset by weakness in some products within the dental laboratory category.

     Operating profit decreased $0.4 million during the three months ended June 30, 2006 to $29.4 million from $29.8 million in 2005. The decrease in operating profits was driven primarily by the weakness in sales growth for the dental laboratory product category, offset by the growth of the other businesses in the group. In addition, operating profit was negatively impacted from currency translation.

RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005


Net Sales

     The following is a reconciliation of net sales to net sales, excluding precious metal content.

                                                           Six Months Ended
                                                               June 30,

                                                         2006           2005
                                                            (in millions)
Net Sales                                              $ 903.4        $ 851.8
Precious Metal Content of Sales                          (96.5)         (82.3)
                                                         -----          -----
Net Sales Excluding Precious Metal Content             $ 806.9        $ 769.5
                                                       =======        =======


     Net sales for the six months ended June 30, 2006 increased $51.6 million, or 6.1%, from the same period in 2005 to $903.4 million. Net sales, excluding precious metal content, increased $37.4 million, or 4.9%, to $806.9 million. Sales growth excluding precious metal content, was comprised of 5.8% of internal growth, negative 1.6% of foreign currency translation and 0.7% related to acquisitions. The 5.8% internal growth was comprised of 3.7% in the United States, 9.0% in Europe and 4.1% for all other regions combined.

     The internal sales growth, excluding precious metal content, in the United States was driven by moderate growth in the specialty dental and dental consumable product categories, partially offset by lower sales in the dental laboratory product category. In Europe, the internal growth was driven by strong growth in the dental specialty product category and moderate growth in the dental laboratory product category. The growth in the dental laboratory product category in 2006 was primarily related to the effect of the reimbursement issues experienced during 2005 in the German dental market. The internal growth of 4.1% in all other regions was largely the result of strong growth in the Asia and Canada regions, offset by lower sales in the Middle East/Africa region.

Gross Profit

     Gross profit was $462.3 million for the six months ended June 30, 2006 compared to $436.2 million in 2005, an increase of $26.1 million, or 6.0%. Gross profit, measured against sales including precious metal content, represented 51.2% of net sales for the first half of both 2006 and 2005. The gross profit for the first half of 2006, measured against sales, excluding precious metal content, represented 57.3% of net sales compared to 56.7% in 2005. This increase in the gross profit percentage from 2005 to 2006 was due to shifts in the product and geographic mix and the Company's decision to close its Chicago-based pharmaceutical manufacturing facility.

Operating Expenses

     SG&A expense increased $13.4 million, or 4.7%, to $298.4 million during the six months ended June 30, 2006 from $284.9 million in 2005. SG&A expenses, measured against sales, including precious metal content, decreased to 33.0% in 2006 compared to 33.4% in 2005. SG&A expenses, as measured against sales, excluding precious metal content, remained constant at 37.0% for the first half of both 2006 and 2005. While the expense ratio remained consistent from 2005 to 2006, the 2006 expense ratio included $8.5 million of stock-based compensation expense as a result of the adoption of SFAS No. 123R on January 1, 2006. This increase in expenses was partially offset by the favorable impact of the decision to shut down the pharmaceutical manufacturing facility in Chicago, the favorable impact from a stronger U.S. dollar, and higher sales levels in 2006. The favorable translation impacts were caused by weaker average foreign currency exchange rates for the first half of 2006 versus the first half of 2005 when translating the expenses from the local currencies in which the Company's subsidiaries conduct operations, into U.S. dollars. Additionally, the comparison of the 2005 expense ratio to the 2006 expense ratio was impacted by higher expense levels in 2005 related to costs associated with the Sarbanes-Oxley compliance and costs related to the biennial International Dental Show ("IDS").

     During the six months ended June 30, 2006, the Company recorded restructuring and other costs of $7.3 million. These costs were primarily for additional costs incurred during the first half of 2006 related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois, as well as costs related to the consolidation of certain U.S. production facilities. These plans are expected to be fully complete by the end of 2006. (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Other Income and Expense

     Net interest and other (income) expense were $(0.7) million during the six months ended June 30, 2006 compared to $0.5 million in 2005. The 2006 period included $1.1 million of net interest income, $0.2 million of currency transaction gains and $0.6 million of other nonoperating costs. The 2005 period included $6.3 million of net interest expense, $5.9 million of currency transaction gains and $0.1 million of other nonoperating costs. The decrease in currency transaction gains from 2005 to 2006 was primarily the result of a transaction involving the transfer of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash levels, lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

Income Taxes/Earnings

     The Company's effective tax rate for the six months ended June 30, 2006 increased to 30.5% from 29.1% for the same period in 2005. The effective rate for the 2006 period is reflective of a tax charge of $0.6 million due to tax related adjustments. The effective rate for the 2005 period is reflective of a tax benefit of $2.1 million from the reversal of previously accrued taxes from the settlement of prior years' tax audits. The 2006 year to date operating tax rate is 30.3%.

     Income from continuing operations increased $2.4 million, or 2.2%, to $109.3 million during the first half of 2006 from $106.9 million during the same period in 2005. Fully diluted earnings per share from continuing operations were $0.68 through the first half of 2006, an increase of 4.6% from $0.65 during the same period in 2005. Net income for the six months ended June 30, 2006 included the after tax impact from both the expensing of stock options of $6.1 million, or $0.04 per diluted share, and from restructuring costs of $4.7 million, or $0.03 per diluted share. There were no significant restructuring charges for the six months ended June 30, 2005, and stock option expense was not included in net income until January 1, 2006 upon the Company's adoption of SFAS No. 123R.

Operating Segment Results

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

     Net sales, excluding precious metal content, for this group were $301.2 million during the six months ended June 30, 2006, a 4.1% increase compared to $289.6 million in 2005. Internal growth was a positive 5.4% and currency translation deducted 1.3% from sales in 2006. While strong internal growth was shown in the European, CIS, Middle East, and African businesses, they were partially offset by soft sales growth in the U.S. and Canadian businesses. The strong growth in the European business was favorably impacted by the growth of the dental laboratory product category in 2006, which had been negatively impacted in 2005 by the effect of the reimbursement issues experienced in the German dental market.

     Operating profit increased $16.1 million during the six months ended June 30, 2006 to $72.8 million compared to $56.7 million in 2005. The increase was primarily related to the sales growth and the elimination of the prior year's non-capitalized costs associated with the pharmaceutical plant in Chicago. In addition, operating profits were decreased slightly by currency translation.

Australia/Latin America/Endodontics/Non-dental

     Net sales, excluding precious metal content, for this group increased $3.7 million during the six months ended June 30, 2006, or 2.1%, to $184.2 million from $180.5 million in 2005. Internal growth was 2.3% with currency translation deducting 0.2%. Strong growth was shown in the non-dental businesses along with continued growth in the specialty dental product category, offset by weakness in the Australian business. The weakness in the Australian business was due to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility and weaker Latin American business sales growth.

     Operating profit was $78.0 million for the six months ended June 30, 2006, a $0.7 million increase from $77.3 million in 2005. The increase was primarily related to the strength of the specialty dental product category and continued growth of the non-dental businesses, partially offset by lower operating profits in the Australian and Latin American businesses. In addition, operating profit was negatively impacted by currency translation.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

     Net sales, excluding precious metal content, for this group were $323.6 million during the six months ended June 30, 2006, a 7.3% increase compared to $301.4 million in 2005. Internal growth was 8.3%, currency translation deducted 2.7% from sales in 2006, and 1.7% was added through acquisitions. Significant growth occurred in the specialty dental product category and the Asian business partially offset by lower growth in the dental laboratory product category and the Japanese business.

     Operating profit increased $7.4 million during the six months ended June 30, 2006 to $57.5 million from $50.1 million in 2005. The increase in operating profits was driven primarily by the sales growth in the specialty dental product category and the Asian business. In addition, operating profit was negatively impacted from currency translation.


CRITICAL ACCOUNTING POLICIES

     As discussed in the Stock Compensation section of Note 1 to the Unaudited Consolidated Condensed Financial Statements, the Company adopted SFAS No. 123R on January 1, 2006. The adoption of this pronouncement had a material impact on the Companies financial statements.

     There have been no other material changes to the Company's disclosure in its 2005 Annual Report on Form 10-K filed March 14, 2006.


LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2006

     Cash flow from operating activities during the six months ended June 30, 2006 was $92.7 million compared to $65.1 million during the same period of 2005. The increase of $27.6 million resulted primarily from higher earnings in the 2006 period and working capital changes that were not as unfavorable in the 2006 period as they were in the 2005 period. These increases were partially offset by the payment of $23.0 million during 2006, associated with the 2005 repatriation of earnings. While net income was only $2.4 million higher than the prior year on an as reported basis, the net income during the 2006 period includes non-cash charges of $8.5 million related to stock-based compensation expense due to the adoption of SFAS No. 123R on January 1, 2006. With regard to the working capital changes, while the impact of working capital changes during the first half of 2006 were still negative, they were less negative than the 2005 period. The working capital in the 2005 period was adversely affected by the payment of certain non-recurring liabilities in the first quarter of 2005 that were accrued as of December 31, 2004, the record low accounts receivable levels at the end of 2004 compared to more normalized levels in 2005 and above average inventory levels due to the slow sales experienced within the German markets as a result of the reimbursement changes that became effective in January of 2005.

     Investing activities during the first six months of 2006 included capital expenditures of $21.7 million. The Company expects that capital expenditures will range from $50 million to $60 million for the full year of 2006. Acquisition-related activity for the period ended June 30, 2006 was $6.4 million which was primarily related to the acquisition of several small companies (see
Note 4 to the Unaudited Consolidated Condensed Financial Statements).

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 6,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 11,000,000 shares of treasury stock. Under this program, the Company purchased approximately 4,993,000 shares during the first half of 2006 at an average price of $29.48. As of June 30, 2006, the Company held 8,330,000 shares of treasury stock. The Company also received proceeds of $21.2 million as a result of the exercise of 1,509,000 stock options during the six months ended June 30, 2006.

     The Company's long-term borrowings increased by a net of $113.6 million during the six months ended June 30, 2006. This net change included net borrowings of $72.0 million during the first half of 2006 and an increase of $41.6 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the six months ended June 30, 2006, the Company's ratio of long-term debt to total capitalization increased to 38.9% compared to 35.4% at December 31, 2005.

     Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2006, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility ("Euro CP facility"). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $109.7 million outstanding under the multi-currency facility and $121.7 million outstanding under the commercial paper facilities at June 30, 2006.

     The Company also has access to $51.7 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2006, $7.6 million is outstanding under these short-term lines of credit.

     At June 30, 2006, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $312.7 million.

     At June 30, 2006, the Company held $74.9 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

     The Company's cash increased $40.9 million during the six months ended June 30, 2006 to $475.4 million. In the first half of 2006, the Company had net borrowings under long term facilities of $72.0 million and repurchased $146.9 million of treasury stock. The Company continued to maintain significant cash balances during the first half of 2006 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash. The Company has $560.5 million of long-term borrowings coming due for payment during the next twelve months. The Company intends to repay these debt obligations with cash and/or funds available to the Company under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond June of 2007. The Company currently intends to effectively refinance $180.4 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

     New Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006, with early adoption permitted. As we do not currently have servicing assets recorded on our balance sheet, SFAS No. 156 will not have any impact on our financial position or results of operations.

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

     In March 2006, the FASB issued an exposure draft that seeks to make improvements to SFAS No. 132R, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include 1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefit pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Company is currently evaluating the potential impact of adopting SFAS No. 132R on the financial statements.r December 31, 2006. The Company is currently evaluating the potential impact of the exposure draft on its financial statements.

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

     There have been no changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and expects all European locations to be complete by the end of 2006.

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

     In June 1995, the Antitrust Division of the United States Department of Justice initiated an antitrust investigation regarding the policies and conduct undertaken by the Company's Trubyte Division with respect to the distribution of artificial teeth and related products. On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company's tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. The trial in the government's case was held in April and May 2002 and subsequently, the Judge entered a decision that the Company's tooth distribution practices do not violate the antitrust laws. The Department of Justice appealed this decision and the Third Circuit Court of Appeals reversed the decision of the District Court. The Company's petition to the U.S. Supreme Court asking it to review the Third Circuit Court decision was denied. The District Court, upon the direction of the Court of Appeals, has issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

     Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company's Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court upheld the decision of the District Court in dismissing the Plaintiffs' damages claims, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance agreements between the Company and its tooth dealers. The Plaintiffs' petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. Also, private party class actions on behalf of indirect purchasers were filed in California and Florida state courts. The California and Florida cases have been dismissed by the Plaintiffs following the decision by the Federal District Court Judge issued in August 2003.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company's manufacture and sale of Advance(R) cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance(R) product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class (this means that after Notice of the class action is sent to possible class members, a party will have to determine if they meet the class definition and take affirmative action in order to join the class) on the claims of breach of warranty and fraud. In general, the Class is defined as California dentists who purchased and used Advance(R) cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists have opted into the class action. The plaintiffs have appealed to the Appellate Court to convert the claim to an opt-out claim from its current status as an opt-in claim. The Advance(R) cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company's primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to one million dollars, their asserted policy limits. Litigation has been initiated with the Company's primary and excess insurance carriers regarding the level and coverage of their respective insurance policies for this case.

     On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron(R) ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint, which has been amended twice, seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action on June 15, 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures on their patients. The Company is presently preparing to file a motion for decertification.


Item 1A - Risk Factors

     There have been no significant material changes to the risks factors as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2005.


Item 2 - Unregistered Sales of Securities and Use of Proceeds

     In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 6,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 11,000,000 shares of treasury stock. During the quarter ended June 30, 2006, the Company had the following activity with respect to this repurchase program:


                                                                          Number Of
                                                                         Shares That
                                                                      May be Purchased
                             Total Number Total Cost    Average Price  Under The Share
                              Of Shares    Of Shares      Paid Per       Repurchase
Period                        Purchased    Purchased        Share          Program
                                   (in thousands, except per share amounts)

April 1-30, 2006                    577.5  $ 16,422.7      $ 28.44         6,063.1
May 1-31, 2006                    3,156.6    93,926.7        29.76         4,224.4
June 1-30, 2006 (1)                 965.9    28,759.4        29.77         2,669.7
                                    -----    --------
                                  4,700.0 $ 139,108.8      $ 29.60
                                  ======= ===========


Item 4 - Submission of Matters to a Vote of Security Holders

(a) On May 10, 2006, the Company held its 2006 Annual Meeting of stockholders.

(b) Not applicable.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

1. Election of Class I Directors:

Nominee                            Votes For             Votes Withheld
Wendy L. Dixon                     67,225,153               1,199,256
Leslie A. Jones                    61,303,651               7,120,758
Gerald K. Kunkle, Jr.              67,104,552               1,319,857


2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the financial statements of the Company and to audit the Company's internal control over financial reporting for the year ending December 31, 2006:

Votes For:                         68,325,603
Votes Against:                         53,810
Abstentions:                           44,996


Item 6 - Exhibits

       31     Section 302 Certification Statements.
       32     Section 906 Certification Statement.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DENTSPLY INTERNATIONAL INC.


July 31, 2006            /s/ Gerald K. Kunkle, Jr.
Date                         Gerald K. Kunkle, Jr.
                             Chairman and
                             Chief Executive Officer



July 31, 2006           /s/ William R. Jellison
Date                        William R. Jellison
                            Senior Vice President and
                             Chief Financial Officer