Form 10-K/A
period 2005-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-11-08
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2006 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K/A.

                                EXPLANATORY NOTE

     We are filing the Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to reflect the restatement of the Company's consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of cash flows for the years ended December 31, 2005 and 2004 as discussed in Note 18 ("Restatement of Financial Statements") of the Notes to the Consolidated Financial Statements included in Item 15, Part IV of this Amendment. As noted in Note 18, the Company's classification of time deposits with original maturity dates at the date of purchase in excess of 90 days as cash equivalents was reassessed during the third quarter of 2006. It was determined that due strictly to the original maturity date on the acknowledgement of the deposit, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits generally within a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company's statement of cash flows. These reclassifications had no impact on total current assets, total assets, total stockholder's equity, net income (loss), earnings (loss) per share, or cash flows from operating activities.


     Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also contains Item 1 of Part I, as amended, Item 6 of Part II, as amended, Item 7 of Part II, as amended, Item 7A of Part II, as amended, Item 8 of Part II, as amended, Item 9A of Part II, as amended, new financial statement as identified in Item 15 of Part IV, as amended, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. The Amendment No. 1 speaks of the date of the original filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

                                     PART I
Item 1.  Business

     Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Part I of this Annual Report on Form 10-K/A as filed on November 7, 2006.

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

     For 2005, 2004, and 2003, the Company's sales to customers outside the United States, including export sales, accounted for approximately 59%, 60% and 58%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

     As a result of the Company's significant international operations, DENTSPLY is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations on operating income are partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. The Company enters into forward foreign exchange contracts to selectively hedge assets, liabilities and purchases denominated in foreign currencies. Reference is made to the information regarding foreign exchange risk management activities set forth in Quantitative and Qualitative Disclosure About Market Risk under Item 7A and Note 16 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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

     Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K/A.

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


Acquisition Activities

      DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, during the past five years, the Company has made several acquisitions including three significant acquisitions made during 2001. These acquisitions included the Degussa Dental Group, Friadent GmbH and the dental injectable anesthetic assets of AstraZeneca. In addition to these significant acquisitions, the Company has also continued to make smaller acquisitions, including a group of three orthodontic companies acquired by the Company during 2005. The Company continues to view acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the

Company's core growth and assure ongoing expansion of its business. In addition, acquisitions have provided DENTSPLY with new technologies and additional product and geographic breadth. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management's attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available to it on terms that restrict its business or that impose additional costs that reduce its operating results.


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

     The Company's cash and short-term investments decreased $71.8 million in total during the year ended December 31, 2005 to $434.5 million. In 2005, the Company repaid $60.1 million of maturing long-term borrowings and repurchased $164.8 million in treasury stock. The Company continued to maintain significant cash, cash equivalents and short-term investment balances during 2005 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt prior to its due date due to the low cost of the debt, net of earnings on the cash, cash equivalents and short-term investments. The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and cash equivalents and/or funds available to the Company from its short-term investments and under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

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

     Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K/A.

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

Item 1A.  Risk Factors

     Following are the significant risk factors that could materially impact DENTSPLY's business. These risk factors are also discussed in more detail and in context throughout Part I, Item 1 of this Annual Report on Form 10-K/A.

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

      The Company also owns its corporate headquarters located in York, Pennsylvania and a facility in Elk Grove Village Illinois that was the anticipated manufacturing site for the dental pharmaceutical products discussed in the Pharmaceutical Business section of Management's Discussion and Analysis (MD&A). As discussed in the MD&A, the Company has made the decision to close this facility, and as such it is no longer a principle manufacturing or distribution site.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The   information   set  forth  under  the  caption   "Supplemental   Stock
Information"  is filed as part of this Annual Report on Form 10-K/A.

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


Item 6.  Selected Financial Data

     The information set forth under the caption "Selected Financial Data" is filed as part of this Annual Report on Form 10-K/A. The Company has restated the consolidated balance sheets and statements of cash flows as of and for the years ended December 31, 2005 and December 31, 2004. See note 18 of the consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is filed as part of this Annual Report on Form 10-K/A. The Company has restated the consolidated balance sheets and statements of cash flows as of and for the years ended December 31, 2005 and December 31, 2004. See note 18 of the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" is filed as part of this Annual Report on Form 10-K/A.

Item 8.  Financial Statements and Supplementary Data

     The information set forth under the captions "Management's Report on Internal Control Over Financial Reporting," "Report of Independent Registered Public Accounting Firm," "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" is filed as part of this Annual Report on Form 10-K/A. The Company has restated the consolidated balance sheets and statements of cash flows as of and for the years ended December 31, 2005 and December 31, 2004. See note 18 of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.  Controls and Procedures

     (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective because of the material weakness described in Management's Report on Internal Control Over Financial Reporting.

     (b) Management's Report on Internal Control Over Financial Reporting

     Management's report on the Companys internal control over financial reporting is included under Item 15(a)1 of this Annual Report on Form 10-K/A. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is also included under Item 15(a)1 of the Annual Report on Form 10-K/A.

     (c) Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

     In order to remediate the material weakness in our internal control over financial reporting with respect to the accounting for and disclosure of short-term investments as soon as practicable, management is in the process of designing, implementing and continuing to enhance controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows.

Item 9B.  Other Information

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K/A and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of the Company's Annual Report on Form 10-K as filed on March 14, 2006.

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


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

         1 Financial Statements

         The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K/A and are covered by the Report of Independent Registered Public Accounting Firm also filed as part of this report:

         Management's Report on Internal Control Over Financial Reporting
         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003
         Consolidated Balance Sheets - December 31, 2005 (restated) and 2004 (restated)

         Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 31, 2005, 2004 and 2003
         Consolidated Statements of Cash Flows - Years ended December 31, 2005 (restated), 2004 (restated) and 2003
         Notes to Consolidated Financial Statements

         2 Financial Statement Schedule

         The following financial statement schedule is filed as part of this Annual Report on Form 10-K/A and is covered by the Report of Independent Registered Public Accounting Firm:

         Schedule II -- Valuation and Qualifying Accounts.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3 Exhibits. The Exhibits listed below are filed or incorporated by reference as part of the Company's Annual Report on Form 10-K as filed on March 14, 2006.


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

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

                                                                           Year ended December 31,

                                                    2005            2004             2003            2002             2001
                                                               (dollars in thousands, except per share amounts)

Statement of Income Data:
  Net sales                                       $ 1,715,135     $ 1,694,232     $ 1,567,994      $ 1,415,893     $ 1,044,252
  Net sales without precious metal content          1,543,916       1,481,872       1,364,346        1,230,371         993,956
  Gross profit                                        869,018         846,518         770,533          703,714         542,281
  Restructuring, impairment and
       other costs (income)                           232,755           7,124           3,700           (2,732)          5,073
  Operating income                                     72,922         295,130         267,983          249,452         170,209
  Income before income taxes                           71,038         274,155         251,196          214,090         179,522

  Net income from continuing operations              $ 45,413       $ 210,286       $ 169,853        $ 143,641       $ 117,714
  Net income from discontinued operations                   -          42,879           4,330            4,311           3,782
                                                       ------         -------         -------          -------         -------
  Total net income                                   $ 45,413       $ 253,165       $ 174,183        $ 147,952       $ 121,496

Earnings per common share - basic:
  Continuing operations                                $ 0.57          $ 2.61          $ 2.16           $ 1.84          $ 1.51
  Discontinued operations                                   -            0.54            0.05             0.05            0.05
                                                       ------          ------           -----            -----           -----
Total earnings per common share - basic                $ 0.57          $ 3.15          $ 2.21           $ 1.89          $ 1.56

Earnings per common share - diluted
  Continuing operations                                $ 0.56          $ 2.56          $ 2.11           $ 1.80          $ 1.49
  Discontinued operations                                   -            0.53            0.05             0.05            0.05
                                                       ------          ------           -----            -----           -----
Total earnings per common share - diluted              $ 0.56          $ 3.09          $ 2.16           $ 1.85          $ 1.54

  Cash dividends declared per
    common share                                    $ 0.25000       $ 0.21750       $ 0.19700        $ 0.18400       $ 0.18333

Weighted Average Common Shares Outstanding:
  Basic                                                79,595          80,387          78,823           78,180          77,671
  Diluted                                              81,008          82,014          80,647           79,994          78,975

Balance Sheet Data:
  Cash, cash equivalents
    and short-term investments                      $ 434,525       $ 506,369       $ 163,755         $ 25,652        $ 33,710
  Property, plant and equipment, net                  316,218         399,880         371,990          313,178         240,890
  Goodwill and other intangibles, net               1,001,827       1,261,993       1,213,960        1,134,506       1,012,160
  Total assets                                      2,407,329       2,798,145       2,445,587        2,087,033       1,798,151
  Total debt                                          682,316         852,819         812,175          774,373         731,158
  Stockholders' equity                              1,241,580       1,443,973       1,122,069          835,928         609,519
  Return on average stockholders' equity                 3.4%           19.7%           17.8%            20.5%           21.5%
  Long-term debt to total capitalization                35.4%           37.1%           42.0%            48.0%           54.4%

Other Data:
  Depreciation and amortization                      $ 50,560        $ 49,296        $ 45,661         $ 41,352        $ 51,512
  Capital expenditures                                 45,293          52,036          73,157           55,476          47,529
  Interest expense, net                                 8,768          19,629          24,205           27,389          18,256
  Cash flows from operating activities                232,769         306,259         257,992          172,983         211,068
  Inventory days                                           90              92              93              100              93
  Receivable days                                          53              47              50               49              46
  Income tax rate                                       36.1%           23.3%           32.4%            32.9%           34.4%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made by the Company, including without limitation, statements in the Overview section below and other statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import may be deemed to be forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item I, Part I of this Annual Report on Form 10-K/A.

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

     Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company's product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (see also Acquisition Activity in Part I, Item 1 of this Form 10-K/A). As further discussed in Note 3 to the Consolidated Financial Statements, during 2005 the Company purchased GAC SA, Raintree Essix and Glenroe Technologies. All three of the acquired companies specialize in the orthodontics products market. These acquisitions increased full year 2005 sales by $24.1 million.

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

Other Income and Expenses

     Net interest expense and other expenses were $1.9 million during 2005 compared to $21.0 million in 2004. The 2005 period included $8.8 million of net interest expense, $6.7 million of currency transaction gains and $0.2 million of other non-operating gains. The 2004 period included $19.6 million of net interest expense, $1.2 million of currency transaction losses and $0.2 million of other non-operating costs. The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash and short-term investment levels, lower average debt levels and the effectiveness of the cross-currency interest rate swaps designated as net investment hedges, put into place in the first and fourth quarters of 2005.

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

Other Income and Expenses

     Net interest expense and other expenses were $21.0 million during 2004 compared to $16.8 million in 2003. The 2004 period included $19.6 million of net interest expense, $1.2 million of currency transaction losses and $0.2 million of other non-operating costs. The 2003 period included $24.2 million of net interest expense, $0.3 million of currency transaction gains and $7.1 million of other non-operating income, which included gains on the PracticeWorks common stock and warrants sold in the fourth quarter of 2003 of $7.4 million ($4.7 million net of tax). The decrease in net interest expense was primarily due to increased interest income generated from the Company's higher average cash and short-term investment levels.

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

     Investing activities during 2005 include capital expenditures of $45.3 million. The Company expects that capital expenditures will range from $55 million to $60 million in 2006. Additionally, during 2005, the Company had expenditures related to the acquisition of identifiable intangible assets of $3.5 million. Acquisition-related activity for the year ended December 31, 2005 was

$18.1 million which was primarily due to the acquisitions of GAC SA, Raintree Essix, L.L.C. and Glenroe Technologies, Inc. (see Note 3 to the Consolidated Financial Statements).

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

     The Company's cash and short-term investments decreased $71.8 million in total during the year ended December 31, 2005 to $434.5 million. In 2005, the Company repaid $60.1 million of maturing long-term borrowings and repurchased $164.8 million of treasury stock. The Company continued to maintain significant cash and short-term investment balances during 2005 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash and short-term investments. The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and/or funds available to the Company from its cash and cash equivalents, short-term investments and under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractual due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2005 through use of the revolving credit facility.

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
                                             =========        =========     =========       ========       ========

     The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities.

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

Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $682.6 million versus its carrying value of $680.9 million as of December 31, 2005. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2005, the fair value of these instruments was $147.4 million versus their carrying values of $145.7 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2005 versus the rates at issuance of the notes.

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
Forward sale, 9.2 million
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


Management's Report on Internal Control Over Financial Reporting (restated)

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The following material weakness has been identified by management in its assessment of the effectiveness of the Company's internal control over financial reporting. As of December 31, 2005, the Company did not maintain effective controls over the complete and accurate presentation and disclosure of short-term investments. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. In addition, this control deficiency could result in a misstatement of cash and cash equivalents, short-term investments and cash flows from investing activities that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

     Management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of dateYear2005Day31Month12lstransDecember 31, 2005. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of datelstransMonth12Day31Year2005December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the COSO. Accordingly, we have restated our report on internal control over financial reporting.

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

March 10, 2006, except for the restatement discussed in Note 18 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is November 6, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DENTSPLY International Inc.

     We have completed integrated audits of DENTSPLY International Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 18 to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.

Internal control over financial reporting

     Also, we have audited, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 15(a)1, that DENTSPLY International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining effective controls over the presentation and disclosure of short-term investments, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective controls over the complete and accurate presentation and disclosure of short-term investments. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006. In addition, this control deficiency could result in a misstatement of cash and cash equivalents, short-term investments and cash flows from investing activities that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in evaluating the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial
reporting  does  not  affect  our  opinion  on  those   consolidated   financial
statements.

     Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

     In our opinion, management's assessment that DENTSPLY International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria outlined in Internal Control--Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, DENTSPLY International Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "Internal Control--Integrated Framework" issued by the COSO.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2006, except for the restatement discussed in Note 18 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is November 6, 2006.


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

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS

                                                                                        December 31,

                                                                                   2005                 2004
                                                                               (As Restated)       (As Restated)
                                                                                        (in thousands)
Assets
   Current Assets:
      Cash and cash equivalents                                                 $  433,984           $ 403,541
      Short-term investments                                                           541             102,828
      Accounts and notes receivable-trade, net (Note 1)                            254,822             238,873
      Inventories, net (Notes 1 and 7)                                             208,179             213,709
      Prepaid expenses and other current assets (Notes 13 and 16)                  132,517              97,458
                                                                                   -------              ------

         Total Current Assets                                                    1,030,043           1,056,409

   Property, plant and equipment, net (Notes 1 and 8)                              316,218             399,880
   Identifiable intangible assets, net (Notes 1 and 9)                              68,600             265,731
   Goodwill, net (Notes 1 and 9)                                                   933,227             996,262
   Other noncurrent assets (Notes 13, 14 and 16)                                    59,240              79,863
                                                                                    ------              ------

Total Assets                                                                    $2,407,329         $ 2,798,145
                                                                                ==========         ===========

Liabilities and Stockholders' Equity
   Current Liabilities:
      Accounts payable                                                          $   82,317         $    91,576
      Accrued liabilities (Note 10)                                                159,846             179,765
      Income taxes payable                                                          86,859              60,387
      Notes payable and current portion
         of long-term debt (Note 11)                                               412,212              72,879
                                                                                   -------              ------

         Total Current Liabilities                                                 741,234             404,607

   Long-term debt (Note 11)                                                        270,104             779,940
   Deferred income taxes                                                            42,912              58,196
   Other noncurrent liabilities (Note 14)                                          111,311             110,829
                                                                                   -------             -------
         Total Liabilities                                                       1,165,561           1,353,572

   Minority interests in consolidated subsidiaries                                     188                 600
                                                                                       ---                 ---

   Commitments and contingencies (Note 17)

   Stockholders' Equity:
      Preferred stock, $.01 par value; .25 million
        shares authorized; no shares issued                                              -                   -
      Common stock, $.01 par value; 200 million shares authorized;
          81.4 million shares issued at December 31, 2005 and December 31, 2004        814                 814
      Capital in excess of par value                                               170,607             189,277
      Retained earnings                                                          1,151,856           1,126,262
      Accumulated other comprehensive income                                        56,454             164,100
      Treasury stock, at cost, 2.5 million shares at December 31, 2005
         and 0.8 million shares at December 31, 2004                              (138,151)           (36,480)
                                                                                  --------            -------

         Total Stockholders' Equity                                               1,241,580          1,443,973
                                                                                  ---------          ---------

Total Liabilities and Stockholders' Equity                                      $ 2,407,329        $ 2,798,145
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

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                            ---------------------------------------

                                                               2005           2004         2003
                                                                        (in thousands)
Cash flows from operating activities:
Net income from continuing operations                         $ 45,413      $ 210,286    $ 169,853
                                                              --------      ---------    ---------

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                  42,031         40,841       36,897
  Amortization                                                   8,529          8,455        8,764
  Deferred income taxes                                        (91,777)         7,058       32,411
  Restructuring and impairment costs                           232,755          7,124        3,700
  Other non-cash income                                         (2,017)          (394)      (1,173)
  Loss on disposal of property, plant and equipment              1,506            958          459
  Gain on sale of PracticeWorks securities                           -              -      (5,806)
  Non-cash ESOP compensation                                         -            380        1,519
  Changes in operating assets and liabilities, net of
   acquisitions and divestitures:
     Accounts and notes receivable-trade, net                  (31,589)        16,061        (4,899)
     Inventories, net                                           (7,460)         4,103        15,197
     Prepaid expenses and other current assets                  (4,230)          (765)        4,894
     Other noncurrent assets                                      (854)         1,643        (2,803)
     Accounts payable                                           (6,784)        (1,386)       16,538
     Accrued liabilities                                       (14,465)         5,756       (26,561)
     Income taxes                                               54,045         27,584          (271)
     Other noncurrent liabilities                                7,666          2,828         2,146
  Cash flows (used in) provided by
   discontinued operating activities                                 -        (24,273)        7,127
                                                               -------        -------         -----

Net cash provided by operating activities                      232,769        306,259       257,992
                                                               -------        -------       -------

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired               (18,097)       (17,165)      (15,038)
Expenditures for identifiable intangible assets                 (3,473)        (7,573)       (5,836)
Proceeds from sale of Gendex                                         -        102,500             -
Proceeds from sale of PracticeWorks securities                       -              -        23,506
Proceeds from sale of property, plant and equipment                555          1,788         2,959
Capital expenditures                                           (45,293)       (52,036)      (73,157)
Purchases of short-term investments                           (148,546)      (142,867)            -
Liquidations of short-term investments                         241,264         48,103             -
Other                                                                -         (1,756)            -
Realization of cross-currency swap value                        23,836         13,664        10,736
Cash flows used in discontinued
 operations' investing activities                                    -           (148)       (1,811)
                                                               -------         ------        ------

Net cash (used in) provided by investing activities             50,246        (55,490)      (58,641)
                                                               -------         ------       -------

Cash flows from financing activities:

Proceeds from long-term borrowings, net
 of deferred financing costs                                         -              -           634
Payments on long-term borrowings                               (60,105)       (22,151)     (70,738)
(Decrease) increase in short-term borrowings                      (141)           624       (3,277)
Proceeds from exercise of stock options                         31,776         45,318        16,871
Cash paid for treasury stock                                  (164,760)       (37,703)           -
Cash dividends paid                                            (19,141)       (15,823)     (14,999)
                                                               -------        -------      -------

Net cash used in financing activities                         (212,371)       (29,735)     (71,509)
                                                              --------        -------      -------

Effect of exchange rate changes on cash and cash equivalents   (40,201)        18,752        10,261
                                                               -------         ------        ------

Net increase (decrease) in cash and cash equivalents            30,443        239,786       138,103

Cash and cash equivalents at beginning of period               403,541        163,755        25,652
                                                               -------        -------        ------

Cash and cash equivalents at end of period                   $ 433,984      $ 403,541     $ 163,755
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

Cash and Cash Equivalents

     Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities at the date of purchase of ninety days or less.

Short-term Investments

     Short-term investments are highly liquid time deposits with original maturities at the date of purchase greater than ninety days and with remaining maturities of approximately one year.

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

     Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within accumulated other comprehensive income. During the year ended December 31, 2005, the Company had translation losses of $172.3 million, partially offset by gains of $49.1 million on its loans designated as hedges of net investments. During the years ended December 31, 2004 and 2003, the Company had translation gains of $104.9 million and $153.0 million, respectively, partially offset by losses of $35.0 million and $57.0 million, respectively, on its loans designated as hedges of net investments.

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
                                                                                           =========    =========

     The Company has $530.7 million of long-term borrowings coming due in 2006. The Company intends to repay these debt obligations with cash and/or funds available to the Company from its cash and cash equivalents, short-term investments or under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractual due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond 2006. The Company currently intends to effectively refinance $119.9 million of the long-term borrowings coming due in 2005 through use of the revolving credit facility.

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

NOTE 16 - FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $682.6 million versus its carrying value of $680.9 million as of December 31, 2005. The fair value approximated the carrying value since much of the Company's debt is variable rate and reflects current market rates. The fixed rate Eurobonds are effectively converted to variable rate as a result of an interest rate swap and the interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2005, the fair value of these instruments was $147.4 million versus their carrying values of $145.7 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2005 versus the rates at issuance of the notes.

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

     As of December 31, 2005, $0.1 million of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

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

     In accordance with SFAS 52, "Foreign Currency Translation", the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, are included accumulated other comprehensive income.

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

NOTE 18 - RESTATEMENT OF FINANCIAL STATEMENTS

     During the third quarter of 2006, the Company reassessed its classification of time deposits with original maturity dates at the date of purchase in excess of 90 days as cash equivalents. It was determined that due strictly to the original maturity dates on the acknowledgements of the deposits, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits generally within a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company's statement of cash flows.

     As a result, the Company has restated its accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the accompanying consolidated statements of cash flows for the years ended December 31, 2005 and 2004. These restatements had no impact on the Company's total current assets, total assets, total stockholder's equity, net income (loss), earnings (loss) per share, or cash flows from operating activities.

     Following is a summary of the effects of the correction of the error on the Company's consolidated balance sheets as of December 31, 2005 and 2004.

                                      December 31, 2005                   December 31, 2004
                                 ---------------------------         ---------------------------
Balance Sheet                    As previously                       As previously
                                   reported      As Restated           reported      As Restated
                                 ---------------------------         ---------------------------
Cash and cash equivalents        $ 434,525        $ 433,984          $ 506,369        $ 403,541
Short-term investments                 $ -            $ 541                $ -        $ 102,828
                                 ---------------------------         ---------------------------
Total cash, cash equivalents
and short-term investments       $ 434,525        $ 434,525          $ 506,369        $ 506,369
                                 =========        =========          =========        =========


     Following is a summary of the effects of the correction of the error on the Company's statements of cash flows for the years ended December 31, 2005 and 2004.

                                                  Twelve months ended                    Twelve months ended
                                                   December 31, 2005                December 31, 2004
                                              ----------------------------          ---------------------------
Statements of Cash Flows                      As previously                         As previously
                                                reported      As Restated             reported      As Restated
                                              ----------------------------          ---------------------------
Cash flows from Investing Activities:
Purchases of short-term investments            $       -      $ (148,546)            $      -       $ (142,867)
Liquidations of short-term investments         $       -      $  241,264             $      -       $   48,103
Net cash flows from investing activities       $ (42,472)     $   50,246             $  39,274      $  (55,490)
Effect of exchange rate changes on
cash and cash equivalents                      $ (49,770)     $  (40,202)            $  26,816      $   18,753
Net (decrease) increase in cash or
cash equivalents                               $ (71,844)     $   30,443             $ 342,614      $  239,786
Cash and cash equivalents at beginning
of period                                      $ 506,369      $  403,541             $ 163,755      $  163,755
Cash and cash equivalents at end of period     $ 434,525      $  433,984             $ 506,369      $  403,541


NOTE 19 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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



/s/ Gerald K. Kunkle, Jr.                                November 6, 2006
----------------------------                           --------------------
Gerald K. Kunkle, Jr.                                           Date
Chairman of the Board, Director, and
Chief Executive Officer
(Principal Executive Officer)

/s/ William R. Jellison                                  November 6, 2006
-------------------------                              --------------------
William R. Jellison                                             Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John C. Miles II                                     November 6, 2006
-------------------------                              --------------------
John C. Miles II                                                Date
Director


/s/ Dr. Michael C. Alfano                                November 6, 2006
-------------------------                              --------------------
Dr. Michael C. Alfano Date Director


/s/ Eric K. Brandt                                       November 6, 2006
-------------------------                              --------------------
Eric K. Brandt                                                  Date
Director


/s/ Paula H. Cholmondeley                                November 6, 2006
-------------------------                              --------------------
Paula H. Cholmondeley                                           Date
Director

/s/ Michael J. Coleman                                   November 6, 2006
-------------------------                              --------------------
Michael J. Coleman                                              Date
Director


/s/ William F. Hecht                                     November 6, 2006
-------------------------                              --------------------
William F. Hecht                                                Date
Director


/s/ Leslie A. Jones                                      November 6, 2006
-------------------------                              --------------------
Leslie A. Jones                                                 Date
Director


/s/ Wendy L. Dixon                                       November 6, 2006
-------------------------                              --------------------
Wendy L. Dixon                                                  Date
Director


/s/ Francis J. Lunger                                    November 6, 2006
-------------------------                              --------------------
Francis J. Lunger                                               Date
Director


/s/ W. Keith Smith                                       November 6, 2006
-------------------------                              --------------------
W. Keith Smith Date Director                                    Date