Form 10-Q/A
period 2006-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-11-08
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                                EXPLANATORY NOTE

     We are filing the Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to reflect the restatement of the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 as discussed in Note 11 ("Restatement of Financial Statements") of the Notes to the Consolidated Financial Statements included in
Item 1, Part I of this Amendment. As noted in Note 11, the Company's classification of time deposits with original maturity dates at the time of purchase in excess of 90 days as cash equivalents was reassessed during the third quarter of 2006. It was determined that due strictly to the original maturity date on the acknowledgement of the deposit, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits within generally a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company's statement of cash flows. These reclassifications had no impact on total current assets, total assets, total stockholder's equity, net income (loss), earnings
(loss) per share, or cash flows from operating activities.

     Except for Items 1, 2 and 4 of Part I, no other information included in this Form 10-Q/A is being amended by this Amendment. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. This Amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in the Amendment to speak as of any later date.

                           DENTSPLY INTERNATIONAL INC.
                                    FORM 10-Q/A

                        For Quarter Ended March 31, 2006

                                      INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)
         Consolidated Condensed Statements of Income                           4
         Consolidated Condensed Balance Sheets (Restated, see note 11)         5
         Consolidated Condensed Statements of Cash Flows (Restated,
           see note 11)                                                        6
         Notes to Unaudited Interim Consolidated Condensed
           Financial Statements (As Revised, see note 11)                      7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations (As Revised,
           see note 11)                                                       25

     Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                                    32

     Item 4 - Controls and Procedures (As Revised, see note 11)               32


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               33

     Item 1A - Risk Factors                                                   33

     Item 2 - Unregistered Sales of Securities and Use of Proceeds            34

     Item 6 - Exhibits                                                        34

Signatures                                                                    35

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
                                               Three Months Ended
                                                   March 31,
                                                2006      2005
                                              -------   -------
                                    (in thousands, except per share amounts)
Net sales                                    $ 430,996 $ 406,975
Cost of products sold                          210,860   198,034
                                               -------   -------

Gross profit                                   220,136   208,941
Selling, general and administrative expenses   145,431   138,548
Restructuring costs (Note 8)                     4,697       268
                                               -------   -------

Operating income                                70,008    70,125

Other income and expenses:
  Interest expense                               2,094     6,327
  Interest income                               (2,781)   (2,310)
  Other income, net                               (514)   (4,242)
                                                ------    -------

Income before income taxes                      71,209    70,350
Provision for income taxes                      21,205    21,301
                                                ------    ------

Net income                                    $ 50,004  $ 49,049
                                              ========  ========

Earnings per common share - (Note 3):
  -Basic                                        $ 0.63    $ 0.61
  -Diluted                                      $ 0.62    $ 0.60


Cash dividends declared per common share       $ 0.070   $ 0.060


Weighted average common shares outstanding (Note 3):
     Basic                                      78,999    80,703
     Diluted                                    80,530    82,289

See accompanying notes to unaudited interim consolidated condensed financial statements.



DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
                                                                                                 March 31,       December 31,
                                                                                                   2006             2005
                                                                                               As Restated       As Restated
                                                                                                 -------           -------
                                                                                                      (in thousands)
Assets
    Current Assets:
       Cash and cash equivalents                                                              $   260,595      $   433,984
       Short-term investments                                                                     152,124              541
       Accounts and notes receivable-trade, net                                                   275,106          254,822
       Inventories, net (Notes 1 and 6)                                                           226,442          208,179
       Prepaid expenses and other current assets                                                  149,859          132,517
                                                                                                  -------          -------

          Total Current Assets                                                                  1,064,126        1,030,043

    Property, plant and equipment, net                                                            309,825          316,218
    Identifiable intangible assets, net                                                            67,707           68,600
    Goodwill, net                                                                                 945,461          933,227
    Other noncurrent assets                                                                        55,035           59,241
                                                                                                   ------           ------

Total Assets                                                                                  $ 2,442,154      $ 2,407,329
                                                                                              ===========      ===========

Liabilities and Stockholders' Equity
    Current Liabilities:
       Accounts payable                                                                          $ 88,408         $ 82,317
       Accrued liabilities                                                                        143,595          159,846
       Income taxes payable                                                                        68,477           86,859
       Notes payable and current portion
          of long-term debt                                                                       477,787          412,212
                                                                                                  -------          -------

          Total Current Liabilities                                                               778,267          741,234

    Long-term debt                                                                                186,861          270,104
    Deferred income taxes                                                                          43,757           42,912
    Other noncurrent liabilities                                                                  123,610          111,311
                                                                                                  -------          -------
          Total Liabilities                                                                     1,132,495        1,165,561
                                                                                                ---------        ---------

    Minority interests in consolidated subsidiaries                                                   183              188
                                                                                                ---------        ---------

    Commitments and contingencies (Note 10)

    Stockholders' Equity:
       Preferred stock, $.01 par value; .25 million
         shares authorized; no shares issued                                                            -                -
       Common stock, $.01 par value; 200 million shares authorized;
           81.4 million shares issued at March 31, 2006 and December 31, 2005                         814              814
       Capital in excess of par value                                                             169,197          170,607
       Retained earnings                                                                        1,196,318        1,151,856
       Accumulated other comprehensive income (Note 2)                                             63,794           56,454
       Treasury stock, at cost, 2.2 million shares at March 31, 2006 and
          2.5 million shares at December 31, 2005                                                (120,647)        (138,151)
                                                                                                 --------         --------

          Total Stockholders' Equity                                                            1,309,476        1,241,580
                                                                                                ---------        ---------

Total Liabilities and Stockholders' Equity                                                    $ 2,442,154      $ 2,407,329
                                                                                              ===========      ===========

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                          Three Months Ended
                                                                                              March 31,

                                                                                          2006             2005
                                                                                      As Restated      As Restated
                                                                                        -------           -------
                                                                                            (in thousands)
Cash flows from operating activities:

Net Income                                                                            $  50,004         $  49,049

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                           10,064            11,100
  Amortization                                                                            2,031             2,332
  Share-based compensation expense                                                        4,295                 -
  Restructuring and other costs                                                           4,697               268
  Other, net                                                                            (59,712)          (37,781)
                                                                                        -------           -------

Net cash provided by operating activities                                                11,379            24,968

Cash flows from investing activities:

Capital expenditures                                                                     (9,139)           (8,548)
Acquisitions of businesses, net of cash acquired                                         (3,309)           (5,854)
Expenditures for identifiable intangible assets                                             (15)              (96)
Realization of swap value                                                                     -             3,416
Purchases of short-term investments                                                    (150,711)          (82,568)
Liquidations of short-term investments                                                      540            13,689
Other, net                                                                                   87             2,896
                                                                                        -------           -------

Net cash used in investing activities                                                  (162,547)          (77,065)

Cash flows from financing activities:

Payments on long-term borrowings                                                        (34,503)          (47,370)
Net change in short-term borrowings                                                       6,726             1,717
Cash paid for treasury stock                                                             (8,109)          (31,109)
Cash dividends paid                                                                      (5,520)           (4,839)
Proceeds from exercise of stock options                                                  13,500            12,920
Excess tax benefits from share-based compensation                                         1,130                 -
                                                                                        -------           -------

Net cash used in financing activities                                                   (26,776)          (68,681)
                                                                                        -------           -------

Effect of exchange rate changes on cash and cash equivalents                              4,555           (12,086)
                                                                                        -------           -------

Net decrease in cash and cash equivalents                                              (173,389)         (132,864)

Cash and cash equivalents at beginning of period                                        433,984           403,541
                                                                                        -------           -------

Cash and cash equivalents at end of period                                            $ 260,595         $ 270,677
                                                                                      =========         =========

See accompanying notes to unaudited interim consolidated condensed financial statements.

                           DENTSPLY INTERNATIONAL INC.

     NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2006


     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's most recent Form 10-K/A filed November 8, 2006.

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

Cash and Cash Equivalents

     Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with original maturities at the date of purchase of 90 days or less.

Short-Term Investments

     Short-term investments are highly liquid time deposits with original maturities at the date of purchase greater than 90 days and with remaining days to maturity of approximately one year.

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

Stock Compensation

     The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan ("the 2002 Plan")). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement.

     The 2002 Plan authorized grants of 7.0 million shares of common stock, (plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans), subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 7.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-qualified stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions ("Restricted Stock"), stock delivered upon vesting of units ("Restricted Stock Units") and stock appreciation rights ("SARs"). ISOs and NSOs are collectively referred to as "Options". Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights are collectively referred to as "Awards". Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company. Awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

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

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity awards). The compensation cost is only to be recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, our unaudited consolidated condensed financial statements as of and for the first quarter ended March 31, 2006 reflect the impact of adopting SFAS No. 123R. Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Form 10-Q/A have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

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


     Under APB No. 25, there was no compensation cost recognized for the Company's non-qualified stock options awarded in the quarter ended March 31, 2005, as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the quarter ended March 31, 2005:


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

     In addition, SFAS No. 123R amended SFAS No. 95 ("SFAS No. 95"), "Statement of Cash Flows", to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123R, the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS No. 123R using the modified prospective method, no adjustment has been made to the prior year periods reported in this Form 10-Q/A.

Revisions in Classification

     Certain revisions in classification have been made to prior years' data in order to conform to the current year presentation.

     The Company has revised its 2005 cash flow statement classification to present the realization of the cross-currency swap value into cash flows from investing activities from cash flows from financing activities as previously disclosed in the Company's 10-K filing.

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

     As of March 31, 2006, $0.4 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

     During the third quarter of 2006, the Company reassessed its classification of time deposits with original maturity dates at the date of purchase in excess of 90 days as cash equivalents. It was determined that due strictly to the original maturity date on the acknowledgement of the deposit, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits within generally a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company's statement of cash flows.

     As a result, the Company has restated its accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the accompanying consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. These restatements had no impact on the Company's total current assets, total assets, total stockholder's equity, net income (loss), earnings
(loss) per share, or cash flows from operating activities.

     Following is a summary of the effects of the correction of the error on the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005.



                                  March 31, 2006              December 31, 2005
                            --------------------------    ---------------------------
Balance Sheet               As previously                 As previously
                              reported     As Restated      reported      As Restated
                                                 (In thousands)
Cash and cash equivalents     $ 412,719     $ 260,595       $ 434,525      $ 433,984
Short-term investments        $      -      $ 152,124       $       -      $     541
                              ---------     ---------       ---------      ---------
Total cash, cash equivalents
and short-term investments    $ 412,719     $ 412,719       $ 434,525      $ 434,525
                              =========     =========       =========      =========



     Following is a summary of the effects of the correction of the error on the Company's statements of cash flows for the three months ended March 31, 2006 and 2005.


                                          Three months ended March 31, 2006    Three months ended March 31, 2005
                                          ---------------------------------    ---------------------------------
Statements of Cash Flows                    As previously                        As previously
                                              reported       As Restated           reported        As Restated
                                                                      (In thousands)
Cash flows from Investing Activities:
Purchases of short-term investments           $      -        $(150,711)           $      -         $ (82,568)
Liquidations of short-term investments        $      -        $     540            $      -         $  13,689
Net cash flows from investing activities      $ (12,376)      $(162,547)           $  (8,186)       $ (77,065)
Effect of exchange rate changes on cash
and cash equivalents                          $   5,967       $   4,555            $ (17,768)       $ (12,086)
Net (decrease) increase in cash or cash
equivalents                                   $ (21,806)      $(173,389)           $ (69,667)       $(132,864)
Cash and cash equivalents at beginning
of period                                     $ 434,525       $ 433,984            $ 506,369        $ 403,541
Cash and cash equivalents at end of period    $ 412,719       $ 260,595            $ 436,702        $ 270,677


                           DENTSPLY INTERNATIONAL INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made by the Company, including without limitation, statements containing the words "plans", "anticipates", "believes", "expects", or words of similar import constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors discussed herein and within the Company's most recent Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Other Income and Expenses

     Net interest and other income was $1.2 million during the three months ended March 31, 2006 compared to $0.2 million during the same period in 2005. The 2006 period included $0.7 million of net interest income, $0.8 million of currency transaction gains and $0.3 million of other non-operating costs. The 2005 period included $4.0 million of net interest expense, $4.8 million of currency transaction gains and $0.6 million of other non-operating costs. The decrease in currency transaction gains from 2005 to 2006 was primarily the result of a transaction involving the transfer in 2005 of intangible assets between legal entities with different functional currencies that occurred during the first quarter of 2005. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The change from net interest expense in 2005 to net interest income in 2006 was primarily due to a decrease in interest expense as a result of the Company's lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

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

     There have been no other material changes to the Company's disclosure in its 2005 Annual Report on Form 10-K/A filed November 8, 2006.

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

     The Company's cash and cash equivalents and short-term investments decreased $21.8 million in total during the three months ended March 31, 2006 to $412.7 million. In the first quarter of 2006, the Company repaid $34.5 million of maturing long-term borrowings and repurchased $8.1 million of treasury stock. The Company continued to maintain significant cash, cash equivalents and short-term investment balances during the first quarter of 2006 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash, cash equivalents and short-term investments. The Company has $532.9 million of long-term borrowings coming due for payment during the next twelve months. The Company intends to repay these debt obligations with cash and/or funds available to the Company from its cash and cash equivalents, short-term investments and under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond March of 2007. The Company currently intends to effectively refinance $63.6 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

     There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its 2005 Annual Report on Form 10-K/A filed November 8, 2006. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.


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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K/A filed for the year ending December 31, 2005.


Item 4 - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

     As of March 31, 2006, the Company did not maintain effective controls over the complete and accurate presentation and disclosure of short-term investments. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005. In addition, this control deficiency could result in a misstatement of cash and cash equivalents, short-term investments and cash flows from investing activities that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and expects all European locations to be complete by the end of 2006.

     In order to remediate the material weakness in the Company's internal control over financial reporting with respect to the presentation and disclosure of short-term investments as soon as practicable, management is in the process of designing, implementing and continuing to enhance controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows.

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

Item 1A - Risk Factors

     There have been no significant material changes to the risks factors as disclosed in the Company's Annual Report on Form 10-K/A filed for the year ending December 31, 2005.

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


                              DENTSPLY INTERNATIONAL INC.


November 8, 2006             /s/ Gerald K. Kunkle, Jr.
Date                         Gerald K. Kunkle, Jr.
                             Chairman and
                             Chief Executive Officer



November 8, 2006            /s/ William R. Jellison
Date                        William R. Jellison
                            Senior Vice President and
                            Chief Financial Officer