Form 10-Q/A
period 2006-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-11-08
CIK 818479

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

                                EXPLANATORY NOTE

     We are filing the Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to reflect the restatement of the Company's consolidated balance sheets as of June 30, 2006 and December 31, 2005, and the consolidated statements of cash flows for the three months ended June 30, 2006 and 2005 as discussed in Note 11 ("Restatement of Financial Statements") of the Notes to the Consolidated Financial Statements included in
Item 1, Part I of this Amendment. As noted in Note 11, the Company's classification of time deposits with original maturity dates at the date of purchase in excess of 90 days as cash equivalents was reassessed during the third quarter of 2006. It was determined that due strictly to the original maturity date on the acknowledgement of the deposit, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits within generally a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company's statement of cash flows. These reclassifications had no impact on total current assets, total assets, total stockholder's equity, net income (loss), earnings
(loss) per share, or cash flows from operating activities.

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

                           DENTSPLY INTERNATIONAL INC.
                                   FORM 10-Q/A

                         For Quarter Ended June 30, 2006

                                      INDEX




                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)
         Consolidated Condensed Statements of Income                        4
         Consolidated Condensed Balance Sheets (Restated, see note 11) 5 Consolidated Condensed Statements of Cash Flows (Restated,
           see note 11)                                                     6
         Notes to Unaudited Interim Consolidated Condensed
           Financial Statements (As Revised, see note 11)                   7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations (As Revised,
           see note 11)                                                    27

     Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                                 36

     Item 4 - Controls and Procedures (As Revised, see note 11)            37


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            38

     Item 1A - Risk Factors                                                39

     Item 2 - Unregistered Sales of Securities and Use of Proceeds         39

     Item 4 - Submission of Matters to a Vote of Security Holders          39

     Item 6 - Exhibits                                                     39

Signatures                                                                 40


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


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

                                                                                                     June 30,       December 31,
                                                                                                       2006             2005
                                                                                                   As Restated      As Restated
                                                                                                  ------------      ------------
                                                                                                           (in thousands)
Assets
     Current Assets:
        Cash and cash equivalents                                                                       $ 282,697        $ 433,984
        Short-term investments                                                                            192,720              541
        Accounts and notes receivable-trade, net                                                          299,048          254,822
        Inventories, net (Notes 1 and 6)                                                                  229,373          208,179
        Prepaid expenses and other current assets                                                         155,234          132,517
                                                                                                          -------          -------

           Total Current Assets                                                                         1,159,072        1,030,043

     Property, plant and equipment, net                                                                   321,910          316,218
     Identifiable intangible assets, net                                                                   67,983           68,600
     Goodwill, net                                                                                        975,156          933,227
     Other noncurrent assets                                                                               42,592           59,241
                                                                                                           ------           ------

Total Assets                                                                                          $ 2,566,713      $ 2,407,329
                                                                                                      ===========      ===========

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                                                                                 $ 76,665         $ 82,317
        Accrued liabilities                                                                               163,845          159,846
        Income taxes payable                                                                               86,949           86,859
        Notes payable and current portion
           of long-term debt                                                                              388,717          412,212
                                                                                                          -------          -------

           Total Current Liabilities                                                                      716,176          741,234

     Long-term debt                                                                                       413,307          270,104
     Deferred income taxes                                                                                 37,124           42,912
     Other noncurrent liabilities                                                                         149,496          111,311
           Total Liabilities                                                                            1,316,103        1,165,561
                                                                                                        ---------        ---------

     Minority interests in consolidated subsidiaries                                                          213              188
                                                                                                              ---              ---

     Commitments and contingencies (Note 10)

     Stockholders' Equity:
        Preferred stock, $.01 par value; .25 million
          shares authorized; no shares issued                                                                   -                -
        Common stock, $.01 par value; 200 million shares authorized;
            162.8 million shares issued at June 30, 2006 and December 31, 2005                                814              814
        Capital in excess of par value                                                                    169,352          170,607
        Retained earnings                                                                               1,250,222        1,151,856
        Accumulated other comprehensive income (Note 2)                                                    67,746           56,454
        Treasury stock, at cost, 8.3 million shares at June 30, 2006 and
           5.1 million shares at December 31, 2005                                                       (237,737)        (138,151)
                                                                                                         --------         --------

           Total Stockholders' Equity                                                                   1,250,397        1,241,580
                                                                                                        ---------        ---------

Total Liabilities and Stockholders' Equity                                                            $ 2,566,713      $ 2,407,329
                                                                                                      ===========      ===========

See accompanying notes to unaudited interim consolidated condensed financial statements.


DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                               Six Months Ended
                                                                                                  June 30,
                                                                                             2006              2005
                                                                                         As Restated        As Restated
                                                                                         -----------        -----------
                                                                                                (in thousands)
Cash flows from operating activities:

Net Income                                                                                  $ 109,320         $ 106,942

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 19,959            22,326
  Amortization                                                                                  3,438             4,717
  Share-based compensation expense                                                              8,476                 -
  Restructuring and other costs                                                                 7,333                40
  Other, net                                                                                  (55,858)          (68,897)
                                                                                              -------           -------

Net cash provided by operating activities                                                      92,668            65,128
                                                                                               ------            ------

Cash flows from investing activities:

Capital expenditures                                                                          (21,781)          (20,657)
Acquisitions of businesses, net of cash acquired                                               (6,448)          (15,933)
Realization of swap value                                                                           -            23,508
Purchases of short-term investments                                                          (217,104)         (112,497)
Liquidation of short-term investments                                                          31,777            39,801
Other, net                                                                                        431               161
                                                                                                  ---               ---

Net cash used in investing activities                                                        (213,125)          (85,617)
                                                                                              -------           -------

Cash flows from financing activities:

Increase (Decrease) in long-term borrowings                                                    71,963           (48,249)
Increase in short-term borrowings                                                               6,079             5,037
Cash paid for treasury stock                                                                 (146,918)         (115,416)
Cash dividends paid                                                                           (11,062)           (9,674)
Proceeds from exercise of stock options                                                        21,212            17,740
Excess tax benefits from share-based compensation                                               4,933                 -
                                                                                                -----              ----

Net cash used in financing activities                                                         (53,793)         (150,562)
                                                                                              -------          --------

Effect of exchange rate changes on cash and cash equivalents                                   22,963           (26,888)
                                                                                               ------           -------

Net increase (decrease) in cash and cash equivalents                                         (151,287)         (197,939)

Cash and cash equivalents at beginning of period                                              433,984           403,541
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                  $ 282,697         $ 205,602
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

     The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and "non-qualified stock options" ("NSOs") which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions ("Restricted Stock"), stock delivered upon vesting of units ("Restricted Stock Units") and stock appreciation rights ("SARs"). ISOs and NSOs are collectively referred to as "options". Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights are collectively referred to as "awards". Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company, acting through the Human Resource Committee. Awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

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


     The following is a summary of the status of the Plans as of June 30, 2006 and changes during the six months then ended:

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

     In addition, SFAS No. 123R amended SFAS No. 95 ("SFAS No. 95"), "Statement of Cash Flows", to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123R, the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS No. 123R using the modified prospective method, no adjustment has been made to the prior periods reported in this Form 10-Q/A.

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
                                         =========            =========

NOTE 7 - BENEFIT PLANS

     The components of the net periodic benefit cost for the Company's benefit plans are as follows:


                                                                                 Other Postretirement
                                               Pension Benefits                         Benefits
                                     ----------------------------------  ----------------------------------
                                                Three Months Ended                  Three Months Ended
                                                 June 30,                            June 30,
                                               2006             2005               2006              2005
                                                                (in thousands)

Service cost                                  $ 1,644          $ 1,379             $  23            $ (35)
Interest cost                                   1,499            1,905               196             (184)
Expected return on plan assets                   (955)            (910)                -                -
Net amortization and deferral                     348              279              (119)             116
                                                  ---              ---              ----              ---

Net periodic benefit cost                     $ 2,536          $ 2,653             $ 100            $(103)
                                              =======          =======             =====            ======




                                                                                   Other Postretirement
                                             Pension Benefits                            Benefits
                                     ----------------------------------  ----------------------------------
                                                  Six Months Ended                    Six Months Ended
                                                      June 30,                            June 30,
                                                2006             2005                2006              2005
Service cost                                  $ 3,226          $ 2,874              $  46              $ 67
Interest cost                                   2,942            3,468                392               356
Expected return on plan assets                 (1,864)          (1,851)                                   -
Net amortization and deferral                     674              557               (238)             (223)
                                                  ---              ---               ----              ----

Net periodic benefit cost                     $ 4,978          $ 5,048              $ 200             $ 200
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

     As of June 30, 2006, $0.3 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are nearly 100% effective.

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

     As a result, the Company has restated its accompanying consolidated balance sheet as of June 30, 2006 and December 31, 2005 and the accompanying consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. These restatements had no impact on the Company's total current assets, total assets, total stockholder's equity, net income (loss), earnings
(loss) per share, or cash flows from operating activities.

     Following is a summary of the effects of the correction of the error on the Company's consolidated balance sheets as of June 30, 2006 and December 31, 2005.

                                    June 30, 2006               December 31, 2006
                             ---------------------------    ---------------------------
Balance Sheet                As previously                  As previously
                               reported      As Restated       reported     As Restated
                             ---------------------------    ---------------------------
                                                   (in thousands)
Cash and cash equivalents      $ 475,417      $ 282,697        $ 434,525     $ 433,984
Short-term investments         $      -       $ 192,720        $      -      $     541
                               ---------      ---------        ---------     ---------
Total cash, cash equivalents
and short-term investments     $ 475,417      $ 475,417        $ 434,525     $ 434,525
                               =========      =========        =========     =========



     Following is a summary of the effects of the correction of the error on the Company's statements of cash flows for the six months ended June 30, 2006 and 2005.

                                              Six months ended June 30, 2006    Six months ended June 30, 2005
                                              ------------------------------    ------------------------------
Statements of Cash Flows                       As previously                     As previously
                                                 reported       As Restated        reported       As Restated
                                              ------------------------------    ------------------------------
                                                                       (in thousands)
Cash flows from Investing Activities:
Purchases of short-term investments             $      -        $(217,104)        $      -        $(112,497)
Liquidations of short-term investments          $      -        $  31,777         $      -        $  39,801
Net cash flows from investing activities        $ (27,798)      $(213,125)        $ (12,921)      $ (85,617)
Effect of exchange rate changes on cash
and cash equivalents                            $  29,815       $  22,963         $ (42,339)      $ (26,888)
Net (decrease) increase in cash or cash
equivalents                                     $  40,892       $(151,287)        $(140,694)      $(197,939)
Cash and cash equivalents at beginning
of period                                       $ 434,525       $ 433,984         $ 506,369       $ 403,541
Cash and cash equivalents at end of period      $ 475,417       $ 282,697         $ 365,675       $ 205,602


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

Other Income and Expenses

     Net interest and other expense was $0.5 million during the three months ended June 30, 2006 compared to $0.7 million during the same period in 2005. The 2006 period included $0.4 million of net interest income, $0.6 million of currency transaction losses and $0.3 million of other non-operating costs. The 2005 period included $2.3 million of net interest expense, $1.1 million of currency transaction gains and $0.5 million of other non-operating costs. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash and cash equivalent and short-term investment levels, lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

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

Other Income and Expense

     Net interest and other (income) expense were $(0.7) million during the six months ended June 30, 2006 compared to $0.5 million in 2005. The 2006 period included $1.1 million of net interest income, $0.2 million of currency transaction gains and $0.6 million of other non-operating costs. The 2005 period included $6.3 million of net interest expense, $5.9 million of currency transaction gains and $0.1 million of other non-operating costs. The decrease in currency transaction gains from 2005 to 2006 was primarily the result of a transaction involving the transfer in 2005 of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash and cash equivalent and short-term investment levels, lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

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


LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2006

     Cash flow from operating activities during the six months ended June 30, 2006 was $92.7 million compared to $65.1 million during the same period of 2005. The increase of $27.6 million resulted primarily from higher earnings in the 2006 period and working capital changes that were not as unfavorable in the 2006 period as they were in the 2005 period. These increases were partially offset by the payment of $23.0 million in taxes during 2006, associated with the 2005 repatriation of earnings. While net income was only $2.4 million higher than the prior year on an as reported basis, the net income during the 2006 period includes non-cash charges of $8.5 million related to stock-based compensation expense due to the adoption of SFAS No. 123R on January 1, 2006. With regard to the working capital changes, while the impact of working capital changes during the first half of 2006 were still negative, they were less negative than the 2005 period. The working capital in the 2005 period was adversely affected by the payment of certain non-recurring liabilities in the first quarter of 2005 that were accrued as of December 31, 2004, the record low accounts receivable levels at the end of 2004 compared to more normalized levels in 2005 and above average inventory levels due to the slow sales experienced within the German markets as a result of the reimbursement changes that became effective in January of 2005.

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

     The Company's cash and cash equivalents and short-term investments increased $40.9 million in total during the six months ended June 30, 2006 to $475.4 million. In the first half of 2006, the Company had net borrowings under long term facilities of $72.0 million and repurchased $146.9 million of treasury stock. The Company continued to maintain significant cash, cash equivalents and short-term investment balances during the first half of 2006 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash, cash equivalents and short-term investments. The Company has $560.5 million of long-term borrowings coming due for payment during the next twelve months. The Company intends to repay these debt obligations with cash and/or funds available to the Company from its cash and cash equivalents, short-term investments and under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond June of 2007. The Company currently intends to effectively refinance $180.4 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

     There have been no material changes to the Companyss scheduled contractual cash obligations disclosed in its 2005 Annual Report on Form 10-K/A filed November 8, 2006. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

Material Weakness in Internal Control Over Financial Reporting

     As of June 30, 2006, the Company did not maintain effective controls over the complete and accurate presentation and disclosure of short-term investments. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005. In addition, this control deficiency could result in a misstatement of cash and cash equivalents, short-term investments and cash flows from investing activities that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and expects all European locations to be complete by the end of 2006.

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