Form 10-Q
period 2006-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2006-11-09
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(717) 845-7511

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 31, 2006 the Company had 151,850,385 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY INTERNATIONAL INC.

FORM 10-Q

For Quarter Ended September 30, 2006

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Operations	3
Consolidated Condensed Balance Sheets (Restated, see note 11)	4

Consolidated Condensed Statements of Cash Flows (Restated,

see note 11)	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements (As Revised, see note 11)	6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations (As Revised,

see note 11)	27

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	40

Item 4 - Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	41

Item 1A - Risk Factors	41

Item 2 - Unregistered Sales of Securities and Use of Proceeds	42

Item 4 - Submission of Matters to a Vote of Security Holders	42

Item 6 - Exhibits	42

Signatures	43

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
		(in thousands, except per share amounts)

Net sales	$435,725	$415,964	$1,339,165	$1,267,773
Cost of products sold	209,814	206,962	650,964	622,547

Gross profit	225,911	209,002	688,201	645,226
Selling, general and administrative expenses	148,521	134,324	446,878	419,248
Restructuring and other costs (income), net (Note 8)	(1,149)	131,311	6,184	131,351

Operating income (loss)	78,539	(56,633)	235,139	94,627

Other income and expenses:
Interest expense	2,756	4,552	7,258	15,325
Interest income	(3,340)	(2,115)	(8,968)	(6,584)
Other expense (income), net	638	426	1,089	(5,421)

Income (loss) before income taxes	78,485	(59,496)	235,760	91,307
Provision for income taxes	29,036	1,309	76,991	45,170

Net income (loss)	$49,449	$(60,805)	$158,769	$46,137

Income (loss) per common share - (Note 3):
-Basic	$0.32	$(0.39)	$1.02	$0.29
-Diluted	$0.31	$(0.39)	$1.00	$0.28

Cash dividends declared per common share	$0.035	$0.030	$0.105	$0.090

Weighted average common shares outstanding (Note 3):
-Basic	153,968	157,789	156,246	159,810
-Diluted	157,153	157,789	159,344	162,713

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
		As Restated
	September 30,	December 31,
	2006	2005
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$331,825	$433,984
Short-term investments	128,304	541
Accounts and notes receivable-trade, net	296,066	254,822
Inventories, net (Notes 1 and 6)	236,279	208,179
Prepaid expenses and other current assets	144,533	132,517

Total Current Assets	1,137,007	1,030,043

Property, plant and equipment, net	320,779	316,218
Identifiable intangible assets, net	67,826	68,600
Goodwill, net	969,778	933,227
Other noncurrent assets	71,545	59,241

Total Assets	$2,566,935	$2,407,329

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$74,620	$82,317
Accrued liabilities	169,532	159,846
Income taxes payable	76,097	86,859
Notes payable and current portion
of long-term debt	443,113	412,212

Total Current Liabilities	763,362	741,234

Long-term debt	329,202	270,104
Deferred income taxes	43,972	42,912
Other noncurrent liabilities	144,542	111,311
Total Liabilities	1,281,078	1,165,561

Minority interests in consolidated subsidiaries	212	188

Commitments and contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at September 30, 2006 and December 31, 2005	814	814
Capital in excess of par value	171,997	170,607
Retained earnings	1,294,281	1,151,856
Accumulated other comprehensive income (Note 2)	68,445	56,454
Treasury stock, at cost, 8.7 million shares at September 30, 2006 and
5.0 million shares at December 31, 2005	(249,892)	(138,151)

Total Stockholders' Equity	1,285,645	1,241,580

Total Liabilities and Stockholders' Equity	$2,566,935	$2,407,329

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
		As Restated
	2006	2005
	(in thousands)
Cash flows from operating activities:

Net Income	$ 158,769	$ 46,137

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	30,446	33,190
Amortization	5,179	6,375
Share-based compensation expense	13,129	-
Restructuring and other costs	1,034	131,351
Other, net	(49,102)	(85,237)

Net cash provided by operating activities	159,455	131,816

Cash flows from investing activities:

Capital expenditures	(34,810)	(30,311)
Cash paid for investment in acquisition target	(25,526)	-
Purchases of short-term investments	(282,462)	(148,187)
Liquidation of short-term investments	157,023	64,630
Acquisitions of businesses, net of cash acquired	(6,448)	(17,319)
Expenditures for identifiable intangible assets	(223)	(196)
Realization of swap value	-	23,508
Other, net	2,313	233

Net cash used in investing activities	(190,133)	(107,642)

Cash flows from financing activities:

Increase (Decrease) in long-term borrowings	52,699	(13,376)
Increase in short-term borrowings	5,991	1,967
Cash paid for treasury stock	(166,768)	(163,597)
Cash dividends paid	(16,475)	(14,437)
Proceeds from exercise of stock options	25,993	18,880
Excess tax benefits from share-based compensation	5,486	-

Net cash used in financing activities	(93,074)	(170,563)

Effect of exchange rate changes on cash and cash equivalents	21,593	(29,604)

Net (decrease) in cash and cash equivalents	(102,159)	(175,993)

Cash and cash equivalents at beginning of period	433,984	403,541

Cash and cash equivalents at end of period	$ 331,825	$ 227,548

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries in which the Company exercises control (collectively the “Company”). Investments in 20% to 50% owned companies in which the Company significantly influences operating and financial policy are accounted for by the equity method. The Company’s equity in the net income (loss) of these companies is not material. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounts and Notes Receivable-Trade

The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $17.4 million and $15.3 million at September 30, 2006 and December 31, 2005, respectively.

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with Emerging Issues Task Force (“EITF”) 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

Inventories

Inventories are stated at the lower of cost or market. At September 30, 2006 and December 31, 2005, the cost of $12.0 million, or 5%, and $10.3 million, or 5%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2006 and December 31, 2005 by $3.0 million and $2.6 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and other long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company’s significant accounting policies on long-lived assets for each category of long-lived asset is discussed below.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to operations; replacements and major improvements are capitalized. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Identifiable Finite-lived Intangible Assets

Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144. The Company closely monitors intangible assets related to new technology for indicators of impairment, as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Goodwill and Indefinite-Lived Intangible Assets

The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS No. 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. The Company’s goodwill increased by $36.6 million during the nine months ended September 30, 2006 to $969.8 million, which was due primarily to the effects of foreign currency translation of $31.0 million and increases due to acquisition activity of $6.4 million.

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

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. This standard, as amended by SFAS No. 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt, fixed rate debt to variable rate debt and commodity swaps to effectively fix certain variable raw materials costs.

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by a postretirement healthcare plan. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates, and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover rates and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.

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

A significant portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $40.9 million and $42.9 million for the quarters ended September 30, 2006 and 2005, respectively, and $137.4 million and $125.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Business Acquisitions

The Company frequently purchases businesses or majority interests in businesses. These acquisitions are accounted for as purchases and result in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and expected synergies these businesses bring to existing operations.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair market value and more accurately allocate the purchase price. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities; product line integration information; and information systems compatibilities. The only items considered for subsequent adjustment are items identified as of the acquisition date. Subsequent to the purchase date, the Company continues to evaluate the initial purchase price allocations for the acquisitions and will adjust the allocations as additional information relative to the estimated integration costs of the acquired businesses and the fair market values of the assets and liabilities of the businesses become known. These purchase price adjustments can occur for up to one year from the acquisition date.

Stock Compensation

The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan (“the 2002 Plan”)). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement.

The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”) which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options”. Options, Restricted Stock, Restricted Stock Units and Stock Appreciation Rights are collectively referred to as “Awards”. Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company, acting through the Human Resource Committee. Awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

Future option grants may only be made under the 2002 Plan, which will include the unexercised portion of canceled or terminated options granted under the 1993 or 1998 Plans. The number of shares available for grant under the 2002 Plan as of September 30, 2006 was 8,136,000 shares. Each non-employee director receives an automatic grant of NSOs to purchase 20,000 shares of common stock on the date he or she becomes a non-employee director and an additional 20,000 options on the third anniversary of the date the non-employee director was last granted an option.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost of share-based payments is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”.

The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, the unaudited consolidated condensed financial statements as of and for the periods ended September 30, 2006 reflect the impact of adopting SFAS No. 123R. Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

In addition to the requirement to recognize compensation cost for those awards granted subsequent to the adoption of SFAS No. 123R, SFAS No. 123R also requires that stock-based compensation be recognized for stock-based awards granted prior to the adoption of SFAS No. 123R, but not yet vested as of the date of adoption. This compensation cost is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 and SFAS No. 123. Accordingly, the compensation cost recognized by the Company during the periods ended September 30, 2006 included both the compensation cost associated with stock-based awards granted during the periods, as well as compensation cost associated with any unvested awards as of December 31, 2005.

The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and nine months ended September 30, 2006 was $4.5 million and $12.9 million, respectively, including the cost for stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and nine months ended September 30, 2006 was $0.9 million and $3.3 million, respectively. The remaining unamortized compensation cost related to 6,658,182 non-qualified stock options is $19.1 million which will be expensed over the weighted average remaining vesting period of the options, or 1.5 years. Cash received from stock option exercises for the three months and nine months ended September 30, 2006 was $4.8 million and $26.0 million, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the three months and nine months ended September 30, 2006 is $1.0 million and $8.1 million, respectively.  The aggregate intrinsic value of stock options exercised in the three months and nine months ended September 30, 2006 was $3.8 million and $26.2 million, respectively. The aggregate intrinsic value of the outstanding stock options as of September 30, 2006 was $111.9 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable, and requires the input of certain assumptions that require an element of judgment on the part of management to determine. The significant assumptions that require the use of management’s judgment include the expected stock price volatility and the expected life of the option. For the periods ended September 30, 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility derived from traded options of the Company with features similar to those of the options being valued. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants and has assessed the term of grants still being held by optionees.

In addition to the assumptions noted previously, the Black-Scholes option pricing model also requires the input of the expected dividend yield of the underlying equity instrument and the risk-free interest rate for a period that coincides with the expected life of the option. The expected dividend yield is based on the dividend rates at the time the option is issued. The risk-free rate for the expected life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the periods ended September 30, 2006, consistent with the requirements of SFAS No. 123R:

	Weighted Average	Weighted Average
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2006
Per share fair value	$ 7.79	$ 7.64
Expected dividend yield	0.45%	0.48%
Risk-free interest rate	4.93%	4.79%
Expected volatility	18%	20%
Expected life (years)	4.86	4.76

Under APB No. 25, there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the periods ended September 30, 2005, as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
(in thousands, except per share amounts)

Net (loss) income, as reported	$ (60,805)	$ 46,137
Deduct: Stock-based employee compensation
expense determined under fair value
method, net of related tax	(2,817)	(8,365)
Pro forma net (loss) income	$ (63,622)	$ 37,772

Basic (loss) income per common share
As reported	$ (0.39)	$ 0.29
Pro forma under fair value based method	$ (0.41)	$ 0.24

Diluted (loss) income per common share
As reported	$ (0.39)	$ 0.28
Pro forma under fair value based method	$ (0.41)	$ 0.23

The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the periods ended September 30, 2005, consistent with the requirements of SFAS No. 123:

	Weighted Average	Weighted Average
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Per share fair value	$ 7.00	$ 7.25
Expected dividend yield	0.45%	0.44%
Risk-free interest rate	4.02%	4.08%
Expected volatility	20%	20%
Expected life (years)	5.50	5.50

The following is a summary of the status of the Plans as of September 30, 2006 and changes during the nine months then ended:

	Outstanding		Exercisable

		Weighted		Weighted	Available
		Average		Average	for
		Exercise		Exercise	Grant
	Shares	Price	Shares	Price	Shares

December 31, 2005	13,860,894	$ 20.07	9,252,218	$ 16.93	8,050,060
Granted	255,700	29.25			(255,700)
Exercised	(1,785,728)	14.56			-
Expired/Canceled	(341,640)	25.87			341,640

September 30, 2006	11,989,226	$ 20.92	7,779,443	$ 17.75	8,136,000

The weighted average remaining contractual term of all outstanding options is 6.6 years and the weighted average remaining contractual term of exercisable options is 5.4 years.

In addition, SFAS No. 123R amended SFAS No. 95 (“SFAS No. 95”), “Statement of Cash Flows”, to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123R, the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS No. 123R on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS No. 123R using the modified prospective method, no adjustment has been made to the prior periods reported in this Form 10-Q.

Revisions in Classification

Certain revisions in classification have been made to prior years’ data in order to conform to the current year presentation.

The Company has revised its 2005 cash flow statement classification to present the realization of the cross-currency swap value into cash flows from investing activities from cash flows from financing activities as previously disclosed in the Company's 10-K filing.

New Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The statement also requires that the Company recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 eliminates the ability to select a measurement date for plan assets and obligations that is prior to the Company’s year-end balance sheet date. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, with the requirement to align the measurement date and the year-end balance sheet being effective for years ending after December 15, 2008. Early adoption of the alignment of the measurement date and the year-end balance sheet is encouraged.

The Company will adopt SFAS No. 158 on December 31, 2006 using the prospective method as required by the statement, and the Company continues to assess the impact SFAS No. 158 will have on its consolidated financial statements. The Company currently estimates that the prospective recognition of the funded status of its defined benefit pension plans and other postretirement benefit plans pursuant to the adoption of SFAS 158 on December 31, 2006 to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis will have the following impact on the Company’s balance sheet: an increase in long-term assets of $8.9 million, an increase in short-term liabilities of $3.9 million, an increase in long-term liabilities of $25.8 million and a net decrease to accumulated other comprehensive income of $20.8 million. These estimates are based on the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of the most recent measurement dates (December 31, 2005 for all plans with the exception of the Swiss pension plan which was last measured on September 30, 2005). The Company will finalize these amounts and make the appropriate adjustments for the 2006 activity when it receives the actuarial report for the year ending December 31, 2006.

The Company will also early adopt the provision of SFAS No. 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company will adopt this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. As allowed under SFAS No. 158, the Company will compute the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007, which is the end of the fiscal year of adoption. The Company will then recognize three months of the net benefit expense as an adjustment to retained earnings in 2007. The Company currently estimates that the net of tax adjustment to retained earnings will be $0.8 million.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2006 fiscal year. The Company does not expect the application of this standard to have any impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on the financial statements.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006 with early adoption permitted. As we do not currently have servicing assets recorded on our balance sheet, SFAS No. 156 will not have any impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company does not expect the application of this standard to have a material impact on the Company’s financial statements.

NOTE 2 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$ 49,449	$ (60,805)	$ 158,769	$ 46,137
Other comprehensive income:
Foreign currency translation adjustments	(5,176)	(3,194)	43,708	(108,606)
Unrealized (loss) gain on available-for-sale securities	(47)	96	(6)	156
Net gain (loss) on derivative financial instruments	5,922	3,311	(31,711)	24,667
Total comprehensive income	$ 50,148	$ (60,592)	$ 170,760	$ (37,646)

During the quarter ended September 30, 2006, foreign currency translation adjustments included currency translation losses of $9.5 million and partially offset by gains of $4.3 million on the Company's loans designated as hedges of net investments. During the quarter ended September 30, 2005, foreign currency translation adjustments included translation losses of $7.1 million, partially offset by gains of $3.9 million on the Company's loans designated as hedges of net investments. During the nine months ended September 30, 2006, foreign currency translation adjustments included net translation gains of $51.2 million, offset by losses of $7.5 million on the Company's loans designated as hedges of net investments. During the nine months ended September 30, 2005, foreign currency translation adjustments included net translation losses of $149.5 million, offset by gains of $40.9 million on the Company's loans designated as hedges of net investments.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Foreign currency translation adjustments	$ 99,922	$ 56,214
Net (loss) gain on derivative financial
instruments	(16,399)	15,312
Unrealized gain on available-for-sale securities	358	364
Minimum pension liability	(15,436)	(15,436)
	$ 68,445	$ 56,454

The cumulative foreign currency translation adjustments included translation gains of $179.2 million and $127.9 million as of September 30, 2006 and December 31, 2005, respectively, offset by losses of $79.3 million and $71.7 million, respectively, on loans designated as hedges of net investments.

NOTE 3 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS No. 123R. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Net income (loss)	$ 49,449	$ (60,805)	$ 158,769	$ 46,137

Common shares outstanding	153,968	157,789	156,246	159,810

Income (loss) per common share - basic	$ 0.32	$ (0.39)	$ 1.02	$ 0.29

Diluted Earnings Per Common Share Computation

Net income (loss)	$ 49,449	$ (60,805)	$ 158,769	$ 46,137

Common shares outstanding	153,968	157,789	156,246	159,810
Incremental shares from assumed exercise
of dilutive options	3,185	-	3,098	2,903
Total shares	157,153	157,789	159,344	162,713

Income (loss) per common share - diluted	$ 0.31	$ (0.39)	$ 1.00	$ 0.28

Options to purchase 2,374 shares of common stock that were outstanding during the quarter ended September 30, 2006 were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2006 were 32,799.

Options to purchase 1,324,369 shares of common stock that were outstanding during the quarter ended September 30, 2005 were not included in the computation of diluted income/(loss) per share due to their antidilutive effects on income/(loss) per share as a result of the net loss for the quarter. Additionally, during the nine months ended September 30, 2005, options to purchase common stock of 1,007,264 were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares, therefore, the effect would be antidilutive.

NOTE 4 - BUSINESS ACQUISITIONS

During the first nine months of 2006, the Company acquired a small dental business in Asia, an implant distribution business in Italy, and the remaining 40% interest of a dental manufacturing business in Brazil (the Company had owned 60% of this business since 2001). The aggregate purchase price for these three transactions was approximately $6.9 million. The purchase agreement for the business in Asia also provides for an additional payment to be made based upon the operating performance of the business during the five-year period ending in February 2011. The results of operations for the Asian and Italian businesses have been included in the accompanying financial statements since the effective date of the transactions, and the purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. As the Company had previously owned a controlling 60% interest in the Brazilian business, the balance sheet and the results of operations of that business have been consolidated in the Company’s financial statements since 2001, with the resulting immaterial minority interest in net income or net loss being removed through Other income, net and the minority share of equity being shown on the balance sheet in Minority interest in consolidated subsidiaries.

In addition to Company’s acquisition activity during the third quarter of 2006, the Company also acquired a forty percent interest in Materialise Dental N.V. (“Materialise), a simulation software company and a leading manufacture of a variety of surgical guides to assist in the placement of dental implants. The forty percent interest was purchased for approximately

$25.5 million and the transaction provides the opportunity for the Company to acquire the remaining sixty percent interest over time. The Company will account for this investment under the equity method due to the Company’s ability to exercise significant influence over operational and financial policy, as evidenced by the Company assuming two Director seats of Materialise. As required by APB 18, “The Equity Method of Accounting for Investments in Common Stock”, the difference between the cost of an equity investment and the underlying equity in the net assets of the investee should be accounted for according to its nature. As such, the Company has determined the difference between the cost of the investment in Materialise and the Company’s proportionate share of the underlying equity in the net assets of Materialise, and has evaluated this difference to determine its nature. Based on this evaluation, the Company has determined that the investment in Materialise exceeds the Company’s underlying equity in the net assets by approximately $24.5 million, of which $2.8 million is attributable primarily to patents and other intangible assets, with the remainder being attributable to goodwill. The amount attributable to patents and other intangible assets will be amortized over five to nine years which is the estimated useful life of the underlying assets. The Company’s equity in the net income (loss) of Materialise is not material and it is included in “Other expense (income), net”.

The Company has evaluated its investment in Materialise in accordance with the provisions in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and has determined that the Company should not consolidate Materialise as of September 30, 2006. The Company will continue to periodically evaluate its investment in Materialise under the provisions of FIN 46 which may result in the future consolidation of Materialise by the Company.

NOTE 5 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended September 30, 2006 and 2005.

The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable operating segments under SFAS No. 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1). The Company measures operating segment income for reporting purposes as operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company’s three reportable segments is provided below.

In January 2006, the Company reorganized its operating group structure into three operating groups from the four groups under the prior management structure, as a result of certain organizational changes in the first quarter of 2006. The reportable operating segment information below reflects this revised structure for all periods shown.

A description of the activities provided within each of the Company’s three reportable operating segments follows:

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment, chairside consumable products and dental anesthetics in the U.S., Europe, the Commonwealth of Independent States (“CIS”), Middle East, Africa and the sales and distribution of substantially all Company products in Canada. This business group also has responsibility for the sales and distribution of endodontic products in the U.K. and endodontic and laboratory products in France, Italy, Middle East, Africa, and the CIS.

Australia/Latin America/Endodontics/Non-Dental

This business group includes responsibility for the design, manufacture, and/or sales and distribution of dental anesthetics, chairside consumable and laboratory products in Brazil. This business group also has responsibility for the sales and distribution of all Company dental products sold in Australia and Latin America. Additionally, this business group includes the responsibility for the design and manufacturing for endodontic products, and is responsible for sales and distribution of all Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain endodontic products in Germany. This business group is also responsible for the Company’s non-dental business.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

This business group includes the responsibility for the design and manufacture of laboratory products in the U.S., Puerto Rico, Germany, The Netherlands and China and for the sales and distribution of these products in the U.S., Germany, Austria, the U.K., Benelux, Scandinavia, Iberia, Eastern Europe, and certain products in Italy. Additionally, this business group is responsible for the design, manufacture, worldwide sales and distribution of substantially all of the Company’s dental implant and bone generation products and the worldwide sales and distribution of the Company’s orthodontic products. This business group is also responsible for sales and distribution of all Company products throughout Asia and Japan.

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

The following tables set forth information about the Company’s operating groups for the three months and nine months ended September 30, 2006 and 2005:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 157,223	$ 143,036	$ 459,897	$ 433,221
Australia/Latin America/Endodontics/
Non-Dental	87,760	86,679	273,046	268,075
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	192,095	187,058	609,589	568,943
All Other (a)	(1,353)	(809)	(3,367)	(2,466)
Total	$ 435,725	$ 415,964	$ 1,339,165	$ 1,267,773

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Third Party Net Sales, excluding precious metal content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 156,622	$ 142,673	$ 457,799	$ 431,938
Australia/Latin America/Endodontics/
Non-Dental	87,188	86,156	271,383	266,647
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	152,388	145,098	475,969	446,540
All Other (a)	(1,353)	(809)	(3,367)	(2,466)
Total excluding Precious Metal Content	394,845	373,118	1,201,784	1,142,659
Precious Metal Content of Sales	40,880	42,846	137,381	125,114
Total including Precious Metal Content	$ 435,725	$ 415,964	$ 1,339,165	$ 1,267,773

Intersegment Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 31,515	$ 31,855	$ 94,164	$ 96,517
Australia/Latin America/Endodontics/
Non-Dental	16,053	13,105	52,753	47,026
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	14,569	7,290	32,916	21,580
All Other (b)	31,257	29,258	95,002	97,596
Eliminations	(93,394)	(81,508)	(274,835)	(262,719)
Total	$ -	$ -	$ -	$ -

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

(b) Includes: one distribution warehouse not managed by named segments and Corporate.

Segment Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 46,028	$ 35,476	$ 118,800	$ 92,138
Australia/Latin America/Endodontics/
Non-Dental	33,231	32,173	111,246	109,501
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	22,299	22,206	79,820	72,294
All Other (a)	(24,169)	(15,177)	(68,544)	(47,955)
Segment Operating Income	77,389	74,678	241,322	225,978

Reconciling Items:
Restructuring and other costs	(1,149)	131,311	6,184	131,351
Interest Expense	2,756	4,552	7,258	15,325
Interest Income	(3,340)	(2,115)	(8,968)	(6,584)
Other (income) expense, net	637	426	1,088	(5,421)
Income before income taxes	$ 78,485	$ (59,496)	$ 235,760	$ 91,307

Assets
	September 30,	December 31,
	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 464,916	$ 458,938
Australia/Latin America/Endodontics/
Non-Dental	588,944	566,798
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	849,568	766,410
All Other (a)	663,507	615,183
Total	$ 2,566,935	$ 2,407,329

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

NOTE 6 – INVENTORIES, NET

Inventories, net consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)

Finished goods	$ 144,293	$ 127,569
Work-in-process	42,009	40,887
Raw materials and supplies	49,977	39,723

	$ 236,279	$ 208,179

NOTE 7 - BENEFIT PLANS

The components of the net periodic benefit cost for the Company's benefit plans are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$ 1,702	$ 1,271	$ 9	$ 34
Interest cost	1,426	1,259	55	178
Expected return on plan assets	(932)	(613)	-	-
Net amortization and deferral	346	135	(108)	(112)

Net periodic benefit cost	$ 2,542	$ 2,052	$ (44)	$ 100

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$ 4,928	$ 4,145	$ 55	$ 101
Interest cost	4,368	4,727	447	534
Expected return on plan assets	(2,796)	(2,464)	-	-
Net amortization and deferral	1,020	692	(346)	(335)

Net periodic benefit cost	$ 7,520	$ 7,100	$ 156	$ 300

Information related to the funding of the Company's benefit plans for 2006 is as follows:

Other
	Pension	Postretirement
	Benefits	Benefits
(in thousands)
Actual, September 30, 2006	$ 5,164	$ 1,160
Projected for the remainder of the year	1,441	387
Total for year	$ 6,605	$ 1,547

NOTE 8 - RESTRUCTURING AND OTHER COSTS (INCOME), NET

Gain on Disposal of Pharmaceutical Facility

During the third quarter of 2006, the Company sold the land, buildings, machinery and equipment previously associated with the Chicago based pharmaceutical manufacturing facility in exchange for cash of $3.0 million and a long-term note receivable with a fair value of $9.8 million. The Company had announced in early 2006 that it would be closing the pharmaceutical manufacturing facility (see also 2005 Plans under Restructuring Costs). This sale resulted in the recognition of a gain of $2.9 million. The assets sold in this transaction had been classified as available for sale beginning in the first quarter of 2006, and as such had been included in Prepaid and other current assets at their fair value less cost to sell of $9.9 million.

Restructuring Costs

2006 Plans

During the third quarter of 2006, the Company recorded restructuring costs of $0.2 million, primarily related to the consolidation of certain production and selling facilities in the U.S. and Europe in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in the third quarter of 2006 were severance costs. The major components of these charges and the remaining outstanding balances at September 30, 2006 are as follows:

2005 Plans

During the fourth quarter of 2005, the Company recorded restructuring costs of $2.4 million, primarily related to the shut down of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain U.S. production facilities in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in 2005 were severance costs. In addition, during the nine months ended September 30, 2006, the Company recorded charges of $8.7 million ($1.8 million during the quarter ended September 30, 2006) for additional severance costs, contract termination costs and other restructuring costs. The other restructuring costs were primarily costs incurred during the shut down phase of the pharmaceutical manufacturing facility closure such as utilities, maintenance and consulting expenses. Also during the third quarter of 2006, the Company recorded a reduction of restructuring charges of $0.3 million related to the reversal of certain employee severance costs accrued during the fourth quarter of 2005 that were no longer necessary. The plans include the elimination of approximately 132 administrative and manufacturing positions, all within the U.S., with 104 of these positions having been eliminated as of September 30, 2006. These plans are expected to be substantially completed by the end of 2006. The major components of these charges and the remaining outstanding balances at September 30, 2006 are as follows:

		Amounts		Amounts		Balance
	2005	Applied	2006	Applied	2006	September 30,
	Provisions	2005	Provisions	2006	Adjustments	2006
	(in thousands)
Severance	$ 2,400	$ -	$ 3,003	$ (3,759)	$ (293)	$ 1,351
Lease/contract
terminations	-	-	208	(208)	-	-
Other restructuring costs	-	-	5,526	(5,526)	-	-
	$ 2,400	$ -	$ 8,737	$ (9,493)	$ (293)	$ 1,351

2004 Plans

During the third and fourth quarters of 2004, the Company recorded restructuring and other costs of $5.8 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. In addition, the Company recorded income of $0.1 million and $0.2 million during the nine months ended September 30, 2006 and 2005, respectively. No income or expense was recorded during the quarters ended September 30, 2006 or 2005. The income was the result of a reduction of certain employee severance related costs that were no longer necessary. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. These plans are expected to be complete by the end of 2006. As of September 30, 2006, approximately 37 of these positions have been eliminated. The major components of these charges and the remaining outstanding balances at September 30, 2006 are as follows:

		Amounts		Change	Amounts		Amounts	Balance
	2004	Applied	2005	in Estimate	Applied	2006	Applied	September 30,
	Provisions	2004	Provisions	2005	2005	Provisions	2006	2006
	(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$ (1,168)	$ (1,740)	$ (127)	$ (319)	$ 1,262
Lease/contract
terminations	881	-	190	-	(435)	-	(175)	461
	$ 5,758	$ (583)	$ 512	$ (1,168)	$ (2,175)	$ (127)	$ (494)	$ 1,723

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the potentially adverse effects that these market risks may have on the Company's operating results and equity.

Certain of the Company's inventory purchases are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which create exposures to changes in exchange rates. The Company uses debt and derivatives denominated in the applicable foreign currency as a means of hedging a portion of this risk.

With the Company’s significant level of variable rate long-term debt, changes in the interest rate environment can have a major impact on the Company’s earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

The manufacturing of some of the Company’s products requires the use of commodities which are subject to market fluctuations. In order to limit the unanticipated impact on earnings from such market fluctuations, the Company selectively enters into commodity price swaps for certain materials used in the production of its products. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreement to effectively hedge commodity risks.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of September 30, 2006, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March of 2012. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

The Company selectively enters into commodity price swaps to effectively fix certain variable raw material costs. At September 30, 2006, the Company had swaps in place to purchase 945 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,177.14 per troy ounce. In addition the Company had swaps in place to purchase 75,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $11.14 per troy ounce. The Company generally hedges up to 80% of its projected annual needs related to these products.

The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases which are denominated in non-local currencies. The forward contracts that are used in these programs typically mature in twelve months or less. The Company generally hedges up to 80% of its anticipated purchases from the supplying locations.

As of September 30, 2006, $1.6 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is fifteen months. Overall, the derivatives designated as cash flow hedges are highly effective.

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

The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with SFAS No. 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of September 30, 2006 and December 31, 2005, the accumulated fair value of the interest rate swap was $0.7 million and $5.3 million, respectively, and was recorded in prepaid expenses and other current assets. The notional amount of the underlying Eurobond was increased by a corresponding amount at September 30, 2006 and December 31, 2005.

From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $ 51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company’s obligation to pay on $315 million LIBOR plus approximately 1.34% and the counterparty’s obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

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

In June 2005, the Company terminated the cross currency element of the integrated transaction in response to the rapid rise in USD short-term interest rates, converting the debt back into a Euro variable instrument. At termination in June 2005, the accumulated fair value of the cross-currency element of the integrated transaction was $20.2 million and was received in cash. The cash received under this agreement is included in Realization of swap value on the statement of cash flows which is an investing activity.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and long-term intercompany loans for which settlement is not planned or anticipated in the foreseeable future, and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

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

The fair value of these swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of September 30, 2006 and December 31, 2005, the estimated net fair values of the swap agreements were ($18.4) million and $32.8 million, respectively.

At September 30, 2006 and December 31, 2005, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At September 30, 2006 and December 31, 2005, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment debt hedges, were $99.2 million and $56.2 million, respectively, which was included in accumulated other comprehensive income, net of tax effects.

Other

The aggregate net fair value of the Company's derivative instruments at September 30, 2006 and December 31, 2005 was ($24.0) million and $29.2 million, respectively.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a conspiracy theory between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case have recently filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance® product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The Company has filed an appeal of this decision to the California Supreme Court. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to one million dollars, their asserted policy limits. Litigation has been initiated with the Company’s primary and excess insurance carriers regarding the level and coverage of their respective insurance policies for this case.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have now filed a motion with the Court to reconsider its decision to decertify the class.

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

During the quarter, the Company reassessed its classification of time deposits with original maturity dates at the date of purchase in excess of 90 days as cash equivalents. It was determined that due strictly to the original maturity date on the acknowledgement of the deposit, that these time deposits were inappropriately classified as cash equivalents, despite the fact that the time deposits held by the Company are highly liquid deposits with a liquidity feature that provides the Company with access to the full principal amount of the deposits within generally a one to two day period. It was further determined that these time deposits with original maturity dates at the date of purchase in excess of 90 days should be classified as short-term investments instead of cash equivalents, and should be reflected as investing activities in the Company’s statement of cash flows.

As a result, the Company has restated its accompanying consolidated balance sheet as of December 31, 2005 and the accompanying consolidated statement of cash flows for the nine months ended September 30, 2005. These restatements had no impact on the Company’s total current assets, total assets, total stockholder’s equity, net income (loss), earnings (loss) per share, or cash flows from operating activities.

Following is a summary of the effects of the correction of the error on the Company’s consolidated balance sheet as of December 31, 2005.

December 31, 2005
Balance Sheet	As previously
	reported	As Restated
(In thousands)
Cash and cash equivalents	$ 434,525	$ 433,984
Short-term investments	-	541
Total cash, cash equivalents and short-term investments	$ 434,525	$ 434,525

Following is a summary of the effects of the correction of the error on the Company’s statement of cash flows for the nine months ended September 30, 2005.

Nine months ended
September 30, 2005
Statements of Cash Flows	As previously
	reported		As Restated
Cash flows from Investing Activities:	(In thousands)
Purchases of short-term investments	$ -		$ (148,187)
Liquidations of short-term investments	$ -		$ 64,630
Net cash flows from investing activities	$ (24,085)	(a)	$ (107,642)
Effect of exchange rate changes on cash and cash equivalents	$ (44,956)		$ (29,604)
Net (decrease) increase in cash or cash equivalents	$ (107,788)		$ (175,993)
Cash and cash equivalents at beginning of period	$ 506,369		$ 403,541
Cash and cash equivalents at end of period	$ 398,581		$ 227,548

(a) This amount includes the revision of classification of the realization of swap value in the amount of $23,508 for the nine months ended September 30, 2005 on the statement of cash flows from financing activities to investing activities as previously disclosed in the Company's 10-K filing.

DENTSPLY INTERNATIONAL INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risk and uncertainties which may materially affect the Company’s business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item I, Part I of the Company’s most recent Annual Report on Form 10-K/A. Investors are further cautioned that the factors in Item I, Part I of the Company’s most recent Annual Report on Form 10-K/A may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.

OVERVIEW

Dentsply International Inc. is the world's largest manufacturer of professional dental products. The Company is headquartered in the United States, and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

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

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, and the management of inventory levels by distributors, may impact sales levels in a given period. During the nine months ended September 30, 2006, the Company's overall internal growth was approximately 5.2% compared to 2.0% for the full year 2005. Internal growth rates in the United States (43.7% of sales) and Europe (36.5% of sales), the largest dental markets in the world, were 3.5% and 7.1%, respectively, during the first nine months of 2006 compared to 5.2% and negative 2.7%, respectively, for the full year 2005. As discussed further within the Results of Continuing Operations, the lower sales in Europe during 2005 were primarily due to issues encountered upon implementation of a new dental reimbursement program which became effective January 1, 2005 in Germany, the Company’s most significant market in this region. The internal growth rate in all other regions during the nine months ended September 30, 2006, which represents approximately 19.8% of sales, was 5.5%, compared to 4.0 % for the full year 2005. Among the other regions, the Asian region, excluding Japan, has historically been one of our highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other regions is the Japanese market, which represents the third largest dental market in the world behind the United States and Germany. Although Japan’s dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase market share. There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During 2005, over 30 new products were introduced around the world and the Company expects 25 to 30 new products to be introduced in 2006. Through the first nine months of 2006, the Company has introduced more than 20 new products and expects to meet or exceed its target for the 2006 year.

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

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future. As further discussed in Note 4 to the Unaudited Consolidated Condensed Financial Statements, during 2006 the Company has purchased or obtained an investment in several small businesses.

The Company also remains focused on reducing costs and achieving operational efficiencies. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, salaries and benefits, regulatory oversight and compliance and financial reporting.

During the third quarter of 2006, the Company announced that it has entered into a new U.S.-based Strategic Partnership Program, designed to significantly improve its ability to collaborate with and provide value to its key distributor partners. This program encompasses all of the Company’s divisions selling through U.S. dental distributors and will result in a consolidated network of U.S. distributors that is expected to provide the Company with an increased ability to deliver greater customer-focused services to its distributor partners and dental professional end users. This consolidation will focus the Company’s activities on 28 of over 200 current U.S. distributors. These 28 distributors today represent over 90% of its distributor based business in the U.S. This initiative is expected to provide opportunities for the 28 select distributors to build their business with the Company, while providing the Company’s sales representatives with a stronger and more committed distributor network and improved customer information.

As part of this initiative, each of the preferred distributors in the program will provide the Company with transactional data for each of the Company’s products at the end user level. This is critical information for the Company that previously was not available, and that will assist the Company to refocus its promotional activities on dental professionals as opposed to the current distributor focused activities. The Company believes that access to end-user transactional data for sales of all of its U.S. distributor-based products is a significant benefit that the Company anticipates will give it the ability to track purchasing behavior, to modify sales coverage patterns, to direct marketing activities and messages and to focus dealer incentives very specifically on target markets or target product groups. These benefits, along with others, are anticipated to significantly enhance the sales and marketing effectiveness for these businesses over time.

Due to the magnitude of this strategic initiative, the third quarter results for 2006 were negatively impacted and the Company anticipates that the results of the fourth quarter of 2006 will also be negatively affected; however the Company anticipates that this initiative will lead to accelerated sales in 2007, most likely in the second half of the year. The impact to the third quarter of 2006 was a result of the Company recording reserves for inventory returns from distributors who were not selected to participate in the program, as well as expenses associated with the start-up of the program. The more significant impact is anticipated to be in the fourth quarter due to the lower sales of discontinued distributors, the change in promotional activity from distributor focus to end-user focus, as well as the contraction of dealer inventories as a result of the Strategic Partnership Program. The Company anticipates that the additional expenses associated with the rollout of this program that will be incurred in the fourth quarter will be approximately $1.5 million to $2.0 million.

PHARMACEUTICAL FACILITY UPDATE

As previously announced in early 2006, the Company made the decision to close its Chicago-based pharmaceutical manufacturing facility and to pursue the outsourcing of the production of the injectable dental anesthetic products and the non-injectable Oraqix® products that were to be produced at the plant. The Company expects that the decision to shut down the anesthetics manufacturing facility will immediately improve short and mid-term cash flows and eliminate the uncertainty concerning FDA approval of the facility. While the Company has had supply disruptions in 2005 and the first nine months of 2006, and anticipates some supply disruptions in the future in relation to the supply of the injectable dental anesthetic products, the Company currently has contract manufacturing relationships for the supply of the injectable dental anesthetic products for most of the markets served by the Company. As there are a limited number of suppliers for the injectable dental anesthetic products sold by the Company, there can be no assurance that the Company will be able to obtain an adequate supply of its injectable dental anesthetic products in the future. The Company currently has supply agreements in place for the supply of the non-injectable Oraqix® products and has not experienced supply disruptions to date, nor does it anticipate supply disruptions of the Oraqix® products in the future.

As previously disclosed, the Company had been pursuing the sale of the facility and the machinery and equipment associated with the facility. During the third quarter of 2006, the Company sold the assets associated with the facility in exchange for cash of $3.0 million and a long-term note receivable with a fair value of $9.8 million. The Company had announced in early 2006 that it would be closing the pharmaceutical manufacturing facility (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements). This sale resulted in the recognition of a gain of $2.9 million. The assets sold in this transaction had been classified as available for sale beginning in the first quarter of 2006, and as such had been included in Prepaid and other current assets at their fair value less cost to sell of $9.9 million.

Additionally, as a result of the decision to shut down the pharmaceutical manufacturing facility, during the nine months ended September 30, 2006, the Company recorded net pre-tax charges of $8.0 million for severance costs, contract termination costs and other restructuring costs associated with the closure of the facility (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements). These charges are in addition to the restructuring charges of $2.3 million that were recorded in the fourth quarter of 2005 related to employee severance cost for which the Company was contractually obligated. The Company expects pre-tax restructuring charges in the range of $0.5 million to $1.0 million for the remainder of 2006, which will be incurred in the fourth quarter. These costs are primarily related to additional contract termination costs and severance costs during the period.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2005

Net Sales

The discussions below summarize the Company’s sales growth, excluding precious metals content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

	Three Months Ended
	September 30,
	2006	2005
	(in millions)
Net Sales	$ 435.7	$ 416.0
Precious Metal Content of Sales	(40.9)	(42.9)
Net Sales Excluding Precious Metal Content	$ 394.8	$ 373.1

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are adjusted when the prices of underlying precious metals change.

Net sales for the quarter ended September 30, 2006 increased $19.8 million, or 4.8%, from the same period in 2005 to $435.7 million. Net sales, excluding precious metal content, increased $21.7 million, or 5.8%, to $394.8 million. Sales growth, excluding precious metal content, was comprised of 4.0% of internal growth and 1.8% of foreign currency translation. The 4.0% internal growth was comprised of 3.2% in the United States, 2.9% in Europe and 8.2% for all other regions combined.

The internal sales growth, excluding precious metal content, in the United States of 3.2% was a result of strong growth in dental consumable product category, and within the orthodontic and implant products included in the specialty dental product category. These increases were partially offset by continued lower sales in the dental laboratory product category. As noted previously, sales in a period may be impacted by price increases, marketing and promotional programs, and changes in distributor inventory levels. While the Company does not regularly receive extensive customer inventory data, we believe the third quarter internal sales growth in the U.S. dental consumable product category was favorably impacted by distributor’s purchasing inventories during the 2006 period ahead of a price increase that became effective in the early part of the fourth quarter of 2006. The Company believes that this favorable impact was partially offset by the negative impact on internal sales growth as a result of the consolidation of distributors, particularly with regard to the tooth products in the dental laboratory product category, as well as by the inventory returns related to the U.S.-based Strategic Partnership Program that was announced during the period. The impact of the inventory returns was primarily related to the dental laboratory product category as well as the dental consumable product category to a lesser extent. The Company anticipates that the fourth quarter internal sales growth for the United States region will be negatively impacted by the lower sales of discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increase, the change in promotional activity from distributor focus to end-user focus, as well as the contraction of dealer inventories as a result of the Strategic Partnership Program. With the entire impact of these items being in the United Sates, the internal growth for this region is expected to be negative in the mid-single digits for the fourth quarter of 2006.

In Europe, the internal sales growth of 2.9%, excluding precious metal content, was driven by the continued strong sales growth in the endodontic, orthodontic and implant products within the dental specialty product category, partially offset by lower sales growth in the dental consumable and dental laboratory product categories. The dental laboratory product category continues to be negatively impacted by a slow recovery from reimbursement changes enacted in Germany during 2005, and a continued reduction in the use of precious metal alloys in restorations due to the dramatic increase in the price of precious metals. As a result, patients are continuing to choose lower cost alternatives such as non-precious metals or the improved aesthetics of all ceramics. As was the case in the second quarter of 2006, Cercon®, the Company’s all ceramic alternative, has experienced very strong growth during the third quarter, however its growth has not offset the decline in precious metal restorations.

The internal growth of 8.2% in all other regions was largely the result strong growth in the dental specialty category in most countries included in the other regions, primarily led by Asia, Latin America, Japan and Australia. In addition, the Asian, Middle Eastern, African and Australian regions experienced strong sales growth during the period in the dental consumable product category. This strong growth in the dental consumable product category was partially offset by lower sales in the Latin American and Canadian regions. Finally, the Asian, Latin American, and Canadian regions experienced strong internal growth in the dental laboratory product category, partially offset by lower sales in the dental laboratory product category in the Middle Eastern and African regions.

Gross Profit

Gross profit was $225.9 million for the quarter ended September 30, 2006 compared to $209.0 million for the same period during 2005, an increase of $16.9 million, or 8.1%. The gross profit for the third quarter of 2006, measured against sales, excluding precious metal content, represented 57.2% of net sales compared to 56.0% in 2005. This increase in the gross profit percentage from 2005 to 2006 was due to favorable shifts in the product and geographic mix, improved leveraging of resources, lean manufacturing initiatives as well as a reduction in expenditures as a result of the Company’s decision to close its Chicago-based pharmaceutical manufacturing facility. Both gross margins and operating margins in the fourth quarter are expected to be negatively impacted by the additional expenses and negative sales impacts from the Strategic Partnership Program.

Operating Expenses

Selling, general and administrative (“SG&A”) expense increased $14.2 million, or 10.6%, to $148.5 million during the three months ended September 30, 2006 from $134.3 million during the same period in 2005. SG&A expenses, as measured against sales, excluding precious metal content, increased to 37.6% in 2006 compared to 36.0% in 2005. The higher expense ratio in the 2006 period primarily resulted from the recording of $4.5 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS No. 123R on January 1, 2006. Additionally, the expense ratio for the 2006 period was negatively impacted by start-up costs related to the rollout of the plans associated with the U.S.-based Strategic Partnership Program. The 2006 expense ratio was also negatively impacted by the one time costs associated with the merger of the U.S. endodontic and implant divisions, primarily as a result of sales force training. The Company anticipates that the fourth quarter operating expenses will be negatively impacted by the accelerated vesting of all stock options held by the Company’s Chief Executive Officer, as a result of an agreement associated with his early retirement.

During the quarter ended September 30, 2006, the Company recorded restructuring and other income of $1.1 million. The income during the period was the result of the gain of $2.9 million on the sale of the assets previously associated with the Chicago-based pharmaceutical manufacturing facility. The gain on the sale of these assets was partially offset by additional costs recorded during the quarter mainly related to additional costs resulting from the decision to shut down the pharmaceutical manufacturing facility, incurred primarily before the sale of the facility. During the third quarter of 2006, the Company also incurred additional costs related to the consolidation of certain U.S. and European selling and production facilities that were initiated in the third quarter of 2006 and the fourth quarter of 2005 in order to better leverage the Company’s resources. The restructuring plan associated with the pharmaceutical facility is expected to be fully completed by the end of 2006 with estimated costs to complete of $0.5 million to $1.0 million. The restructuring plans for consolidation of certain U.S. and European selling and production facilities are expected to be fully completed by the middle of 2007 with anticipated remaining costs to complete of approximately $0.5 million to $0.7 million (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Other Income and Expenses

Net interest and other expense was $0.1 during the three months ended September 30, 2006 compared to $2.9 million during the same period in 2005. The 2006 period included $0.5 million of net interest income, $0.2 million of currency transaction losses and $0.4 million of other non-operating costs. The 2005 period included $2.4 million of net interest expense, $0.1 million of currency transaction gains and $0.6 million of other non-operating costs. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash and short-term investment levels and the continued effectiveness of the cross currency interest rate swaps designated as net investment hedges. These favorable impacts were partially offset by higher average debt levels during the 2006 period.

Income Taxes/Earnings

The Company's effective tax rate for the quarter ended September 30, 2006 increased to 37.0% from negative 2.2% for the same period in 2005. The effective rate for the 2005 period was reflective of the relatively low net tax benefit associated with the impairment of the indefinite-lived injectable anesthetic intangible which was primarily held at a Swiss based entity with a minimal tax rate. The negative impact of the impairment charge on the effective tax rate for the quarter ended September 30, 2005 was 31.2%. Additionally, the effective rate for the 2006 period includes the negative impact from $3.4 million of tax related adjustments. The effective rate for the 2005 period was reflective of a benefit of $1.1 million of tax related adjustments. The 2006 year to date operating tax rate is 31.0%.

Net income for the third quarter of 2006 increased $110.2 million to net income of $49.4 million from a net loss of $60.8 million for the 2005 period. Fully diluted earnings per share were $0.31 in 2006 compared to a net loss of $0.39 per diluted share in 2005. Net income for the third quarter of 2006 included the after tax impact from the expensing of stock options of $3.6 million, or $0.02 per diluted share. The third quarter of 2005 included a pre-tax charge for impairment of the intangible asset of $131.3 million ($111.6 million after tax), or $0.71 per diluted share. Stock option expense was not included in net income until January 1, 2006 upon the Company’s adoption of SFAS No. 123R.

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

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

Net sales, excluding precious metals content, for this group were $156.6 million during the quarter ended September 30, 2006, a 9.8% increase compared to $142.7 million in 2005. Internal growth was a positive 7.8% and currency translation added 2.0% to sales in 2006. Strong internal growth was shown across most geographic and product categories within this group. Particularly strong growth was experienced during the third quarter of 2006 in the U.S., Middle East and Africa businesses of this segment. As previously discussed in the Net Sales section, management believes the third quarter internal sales growth in the US dental consumable product category was favorably impacted by distributor’s purchasing inventories during the 2006 period ahead of a price increase that became effective in the early part of the fourth quarter of 2006. In addition, the internal sales growth within the U.S. was partially offset by a small negative impact from the inventory returns related to the U.S.-based Strategic Partnership Program that was announced during the period. As noted previously, the Company anticipates that the fourth quarter internal sales growth for the United States region will be negatively impacted by the lower sales of discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increase, the change in promotional activity from distributor focus to end-user focus, as well as the contraction of dealer inventories as a result of the Strategic Partnership Program.

Operating profit increased $10.6 million during the three months ended September 30, 2006 to $46.0 million compared to $35.5 million in 2005. The increase was primarily related to the sales growth and the elimination of the prior year’s non-capitalized start-up costs associated with the pharmaceutical plant in Chicago. In addition, operating profits were increased slightly by currency translation.

Australia/Latin America/Endodontics/Non-Dental

Net sales, excluding precious metal content, for this group increased $1.0 million during the quarter ended September 30, 2006, or 1.2%, to $87.2 million from $86.2 million in 2005. Internal growth was negative 0.4% offset by the positive impact from currency translation of 1.6%. The negative growth was primarily driven by lower sales during the quarter for the Australian and Latin American businesses within this segment, partially offset by moderate growth in the non-dental product category. The weakness in the Australian business was attributable to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility.

Operating profit was $33.2 million during the first quarter of 2006, a $1.0 million increase from $32.2 million in 2005. The increase was primarily related to the continued growth of the non-dental businesses, partially offset by decreases in the Australian and Latin American businesses.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

Net sales, excluding precious metal content, for this group were $152.4 million during the three months ended September 30, 2006, a 5.0% increase compared to $145.1 million in 2005. Internal growth was 3.4% and currency translation added 1.6%. Significant growth occurred in the Implant, Orthodontics and Asia businesses, and the Japan business showed moderate growth. All of these increases were partially offset by the continued weakness in the precious metal alloy category within the Dental Laboratory Business which has been negatively impacted by a slow recovery from the reimbursement changes enacted in Germany during 2005, and a continued reduction in the use of precious metal alloys in restorations due to the dramatic increase in the price of precious metals. As a result, patients are continuing to choose lower cost alternatives such as non-precious metals or the improved aesthetics of all ceramics. Cercon®, the Company’s all ceramic alternative which is included in the Dental Laboratory Business, has experienced very strong growth during the third quarter, however its growth has not offset the decline in precious metal restorations. In addition, the Company believes that the internal sales growth during the quarter within the U.S. region of the Dental Laboratory Business was negatively impacted as a result of the consolidation of distributors, particularly with regard to the tooth products, as well as the sales return provisions associated with the U.S.-based Strategic Partnership Program.

Operating profit increased $0.1 million during the three months ended September 30, 2006 to $22.3 million from $22.2 million in 2005. Excluding the favorable impact from currency translation of $0.5 million, operating profits decreased by $0.4 million during the 2006 period as compared to the 2005 period. This decrease was driven primarily by the weakness in sales growth for the Dental Laboratory Business, partially offset by the growth of the other businesses in the group.

RESULTS OF CONTINUING OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Net Sales	$ 1,339.2	$ 1,267.8
Precious Metal Content of Sales	(137.4)	(125.1)
Net Sales Excluding Precious Metal Content	$ 1,201.8	$ 1,142.7

Net sales for the nine months ended September 30, 2006 increased $71.4 million, or 5.6%, from the same period in 2005 to $1,339.2 million. Net sales, excluding precious metal content, increased $59.1 million, or 5.2%, to $1,201.8 million. Sales growth, excluding precious metal content, was comprised of 5.2% of internal growth, negative 0.4% of foreign currency translation and 0.4% related to acquisitions. The 5.2% internal growth was comprised of 3.5% in the United States, 7.1% in Europe and 5.5% for all other regions combined.

The internal sales growth of 3.5%, excluding precious metal content, in the United States was driven by strong growth in the dental consumable product category and moderate growth in the specialty dental category, partially offset by lower sales in the dental laboratory product category. As previously discussed in the quarterly results, management believes the year-to-date internal sales growth in the US dental consumable product category was favorably impacted by distributor’s purchasing inventories during the third quarter of 2006 ahead of a price increase that became effective in the early part of the fourth quarter of 2006. The Company believes that this favorable impact was partially offset by the negative impact on internal sales growth as a result of the consolidation of distributors during the nine month period in 2006, particularly with regard to the tooth products in the dental laboratory product category, as well as by the inventory returns during the third quarter of 2006 related to the U.S.-based Strategic Partnership Program that was announced during the third quarter. The impact of the inventory returns during the third quarter primarily related to the dental laboratory product category as well as the dental consumable product category to a lesser extent. As previously noted, the Company anticipates that the fourth quarter internal sales growth rate for the United States region will be negatively impacted by the factors discussed in the quarterly results. This impact on the fourth quarter will also negatively impact the full year growth rate for this region.

In Europe, the internal sales growth of 7.1% was driven by strong growth in the dental specialty product category and moderate growth in the dental laboratory product category which is consistent with the market growth rates for these product categories within Europe. The internal growth of 5.5% in all other regions was largely the result of strong growth in the Asia and Middle East regions, offset by lower sales in the Latin America region.

Gross Profit

Gross profit was $688.2 million for the nine months ended September 30, 2006 compared to $645.2 million in 2005, an increase of $43.0 million, or 6.7%. The gross profit for the first nine months of 2006, measured against sales, excluding precious metal content, represented 57.3% of net sales compared to 56.5% in 2005. This increase in the gross profit percentage from 2005 to 2006 was due to shifts in the product and geographic mix, lean manufacturing initiatives as well as a reduction in expenditures as a result of the Company’s decision to close its Chicago-based pharmaceutical manufacturing facility. Both gross margins and operating margins in the fourth quarter are expected to be negatively impacted by the additional expenses and negative sales impacts from the Strategic Partnership Plan. However, margins are still expected to show improvement for the full year as compared to the prior year.

Operating Expenses

SG&A expense increased $27.6 million, or 6.6%, to $446.9 million during the nine months ended September 30, 2006 from $419.2 million in 2005. SG&A expenses, as measured against sales, excluding precious metal content, increased to 37.2% in 2006 compared to 36.7% in 2005. The 2006 expense ratio was negatively impacted by $12.9 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS No. 123R on January 1, 2006, as well as by start-up costs related to the rollout of the plans associated with the U.S.-based Strategic Partnership Program and the merger of the U.S. endodontic and implant divisions. This increase in expenses was partially offset by the favorable impact of the decision to shut down the pharmaceutical manufacturing facility in Chicago, the favorable impact from a stronger U.S. dollar, and higher sales levels in 2006. The favorable translation impacts were caused by weaker average foreign currency exchange rates for the first nine months of 2006 versus the first nine months of 2005 when translating the expenses from the local currencies in which the Company’s subsidiaries conduct operations, into U.S. dollars. Additionally, the comparison of the 2005 expense ratio to the 2006 expense ratio was impacted by higher expense levels in 2005 related to costs associated with the global tax project and the biennial International Dental Show ("IDS”). The Company anticipates that the full year operating expenses will be negatively affected by the fourth quarter impact from the accelerated vesting of all stock options held by the Company’s Chief Executive Officer, as a result of an agreement associated with his early retirement.

During the nine months ended September 30, 2006, the Company recorded net restructuring and other costs of $6.2 million. During the nine months ended September 30, 2006, the Company incurred $9.1 million in restructuring and other costs primarily for additional costs incurred during 2006 related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois, as well as costs related to the consolidation of certain U.S. production facilities. These costs were partially offset by the gain of $2.9 million on the sale of the assets previously associated with the pharmaceutical manufacturing facility that occurred during the third quarter of 2006. Additionally, during the third quarter of 2006, the Company also incurred costs related to the consolidation of certain U.S. and European selling and production facilities that were initiated in the third quarter of 2006 and the fourth quarter of 2005 in order to better leverage the Company’s resources. The restructuring plan related to the pharmaceutical facility closure is expected to be fully completed by the end of 2006 and the restructuring plans related to the consolidation of certain U.S. and European selling and production facilities are expected to be fully completed by the middle of 2007 (See also Note 8 to the Unaudited Consolidated Condensed Financial Statements).

Other Income and Expense

Net interest and other (income) expense was $(0.6) million during the nine months ended September 30, 2006 compared to $3.3 million during the same period of 2005. The 2006 period included $1.7 million of net interest income, $0.1 million of currency transaction losses and $1.0 million of other non-operating costs. The 2005 period included $8.7 million of net interest expense, $5.9 million of currency transaction gains and $0.5 million of other non-operating costs. The decrease in currency transaction gains from 2005 to 2006 was primarily the result of a transaction involving the transfer in 2005 of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occurred from movement of foreign currency rates between the date of the transaction and the date of final financial settlement. The change from net interest expense in 2005 to net interest income in 2006 was primarily a result of the Company's higher average cash and short-term investment levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges, and lower average debt levels. The cross currency interest rate swaps were put into place in three parts: one part late in the first quarter of 2005, one part during the fourth quarter of 2005 and one part during the first quarter of 2006.

Income Taxes/Earnings

The Company's effective tax rate for the nine months ended September 30, 2006 decreased to 32.7% from 49.5% for the same period in 2005. The effective rate for the 2006 and 2005 periods are reflective of a tax charge of $4.0 million and a tax benefit of $3.2 million, respectively, due to tax related adjustments. The effective rate for the 2005 period was also reflective of the relatively low net tax benefit associated with the impairment of the indefinite-lived injectable anesthetic intangible which was primarily held at a Swiss based entity with a minimal tax rate. The negative impact of the impairment charge and the net tax benefit on the effective tax rate for the 2005 period was 19.4%. The 2006 year to date operating tax rate is 31.0%.

Income from continuing operations increased $112.6 million to $158.8 million during the first nine months of 2006 compared to $46.1 million during the same period in 2005. Fully diluted earnings per share from continuing operations were $1.00 through the first nine months of 2006 compared to $0.28 during the same period in 2005. Net income for the nine months ended September 30, 2006 included the after tax impact of expensing stock options of $9.6 million, or $0.06 per diluted share, the after tax impact from restructuring costs of $4.1 million, or $0.03 per diluted share and a net tax charge of $4.0 million or $0.03 per diluted share due to tax related adjustments. Net income for the nine months ended September 30, 2005 included the after tax impact from impairment of the intangible asset of $111.6 million, or $0.69 per diluted share, as well as a net tax benefit of $3.2 million, or $0.02 per diluted share due to tax related adjustments. Stock option expense was not included in net income until January 1, 2006 upon the Company’s adoption of SFAS No. 123R.

Operating Segment Results

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

Net sales, excluding precious metal content, for this group were $457.8 million during the nine months ended September 30, 2006, a 6.0% increase compared to $431.9 million in 2005. Internal growth was 6.2% and currency translation deducted 0.2% from sales in 2006. Strong internal growth was shown across most geographic and product categories within this group. Particularly strong growth was experienced in the U.S. and Europe Consumable businesses of this segment. As previously discussed, management believes the internal sales growth in the U.S. dental consumable product category was favorably impacted by distributor’s purchasing inventories during the third quarter of 2006 ahead of a price increase that became effective in the early part of the fourth quarter of 2006. While the year to date internal sales growth within the U.S. business of this segment was basically unaffected by the inventory returns during the third quarter of 2006 related the U.S.-based Strategic Partnership Program, the Company anticipates that the fourth quarter internal sales growth rate for the U.S. region will be negative for the fourth quarter as a result of the lower sales of discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increase, the change in promotional activity from distributor focus to end-user focus, as well as the contraction of dealer inventories as a result of the Strategic Partnership Program.

Operating profit increased $26.6 million during the nine months ended September 30, 2006 to $118.8 million compared to $92.1 million in 2005. The increase was primarily related to the sales growth and the elimination of the prior year’s non-capitalized start-up costs associated with the pharmaceutical plant in Chicago.

Australia/Latin America/Endodontics/Non-dental

Net sales, excluding precious metal content, for this group increased $4.7 million during the nine months ended September 30, 2006, or 1.8%, to $271.4 million from $266.6 million in 2005. Internal growth was 1.4% with currency translation adding 0.4%. Strong growth was shown in the non-dental businesses along with continued growth in the Endodontic businesses, offset by weakness in the Australian and Latin America businesses. The weakness in the Australian business was due to the impact of shortages of injectable pharmaceutical products as a result of the decision to shut down the pharmaceutical manufacturing facility.

Operating profit was $111.2 million for the nine months ended September 30, 2006, a $1.7 million increase from $109.5 million in 2005. The increase was primarily related to the sales growth within the segment. In addition, operating profit was negatively impacted by currency translation.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

Net sales, excluding precious metal content, for this group were $476.0 million during the nine months ended September 30, 2006, a 6.6% increase compared to $446.5 million in 2005. Internal growth was 6.7%, currency translation deducted 1.2% from sales in 2006, and 1.1% was added through acquisitions. Significant growth occurred in the Implant, Orthodontics and Asia businesses, and the Japan business showed moderate growth. All of these increases were partially offset by the continued weakness in the precious metal alloy category within the Dental Laboratory Business which has been negatively impacted by the reimbursement changes enacted in Germany during 2005, and the dramatic increase in the price of precious metals that has led to patients choosing lower cost alternatives such as non-precious metals or all ceramics. Cercon®, the Company’s all ceramic alternative which is included in the Dental Laboratory Business, has experienced very strong growth during the first nine months of 2006, however its growth has not offset the decline in precious metal restorations. In addition, the Company believes that the year to date internal sales growth within the U.S. region of the Dental Laboratory Business was negatively impacted as a result of the consolidation of distributors, particularly with regard to the tooth products, as well as the sales return provisions associated with the U.S.-based Strategic Partnership Program.

Operating profit increased $7.5 million during the nine months ended September 30, 2006 to $79.8 million from $72.3 million in 2005. The increase in operating profits was driven primarily by the sales growth in the Implant, Orthodontic and Asian business. In addition, operating profit was negatively impacted from currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in the Stock Compensation section of Note 1 to the Unaudited Consolidated Condensed Financial Statements, the Company adopted SFAS No. 123R on January 1, 2006. The adoption of this pronouncement had a material impact on the Companies financial statements.

There have been no other material changes to the Company’s disclosure in its 2005 Annual Report on Form 10-K/A filed November 8, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2006

Cash flow from operating activities during the nine months ended September 30, 2006 was $159.4 million compared to $131.5 million during the same period of 2005. The increase of $27.9 million resulted primarily from higher earnings in the 2006 period and working capital changes that were not as unfavorable in the 2006 period as they were in the 2005 period. These increases were partially offset by the payment of $23.0 million in taxes during 2006, associated with the 2005 repatriation of earnings. While net income was $112.6 million higher than the prior year on an as reported basis, the net income during the 2005 period included the non-cash impairment charge of $111.6 related to the impairment of the pharmaceutical facility and the 2006 period includes non-cash charges of $13.1 million related to stock-based compensation expense due to the adoption of SFAS No. 123R on January 1, 2006. With regard to the working capital changes, while the impact of working capital changes during the first nine months of 2006 were still negative, they were less negative than the 2005 period. The working capital in the 2005 period was adversely affected by the payment of certain non-recurring liabilities in the first quarter of 2005 that were accrued as of December 31, 2004, the record low accounts receivable levels at the end of 2004 compared to more normalized levels in 2005 and above average inventory levels due to the slow sales experienced within the German markets as a result of the reimbursement changes that became effective in January of 2005.

Investing activities during the first nine months of 2006 included capital expenditures of $35.0 million. The Company expects that capital expenditures will range from $50 million to $60 million for the full year of 2006. Acquisition-related activity for the period ended September 30, 2006 was $6.4 million related to the acquisition of several small companies. Additionally, during the third quarter of 2006, the Company purchased a 40% interest in an acquisition target for $25.5 million. (see Note 4 to the Unaudited Consolidated Condensed Financial Statements). The Company also had net purchases in the amount of $125.5 million of highly liquid short-term investments.

In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 6,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 11,000,000 shares of treasury stock. Under this program, the Company purchased approximately 5,910,000 shares during the first nine months of 2006 at an average price of $29.56. As of September 30, 2006, the Company held 8,718,000 shares of treasury stock. The Company also received proceeds of $26.0 million as a result of the exercise of 1,996,000 stock options during the nine months ended September 30, 2006.

The Company’s long-term borrowings increased by a net of $83.9 million during the period ended September 30, 2006. This net change included net borrowings of $51.8 million during the first nine months of 2006 and an increase of $32.1 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the period ended September 30, 2006, the Company’s ratio of long-term debt to total capitalization increased to 35.6% compared to 35.4% at December 31, 2005.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2006, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $106.4 million outstanding under the multi-currency facility and $102.4 million outstanding under the commercial paper facilities at September 30, 2006.

The Company also has access to $52.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2006, $7.5 million is outstanding under these short-term lines of credit.

At September 30, 2006, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $335.9 million.

At September 30, 2006, the Company held $68.5 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

In total, the Company's cash and cash equivalents and short-term investments increased $25.6 million during the nine months ended September 30, 2006 to $460.1 million. In the first nine months of 2006, the Company increased net borrowings under long-term facilities by $52.7 million and repurchased $166.8 million of treasury stock. The Company continued to maintain significant cash and cash equivalents and short-term investment balances during the first nine months of 2006 rather than pre-pay debt, as a result of pre-payment penalties that would be incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company has not repaid this debt due to the low cost of the debt, net of earnings on the cash and cash equivalents and short-term investments. The Company has $553.5 million of long-term borrowings coming due for payment during the next twelve months. The Company intends to repay these debt obligations with cash and/or funds available to the Company from its cash and cash equivalents, short-term investments and under the revolving credit facility. Any portion of the debt that is repaid through the use of the revolving credit facility will be contractually due in May 2010, upon the expiration of the facility, thus effectively converting the maturity of the debt beyond June of 2007. The Company currently intends to effectively refinance $118.2 million of the long-term borrowings coming due in 2006 through use of the revolving credit facility.

There have been no material changes to the Company’s scheduled contractual cash obligations disclosed in its 2005 Annual Report on Form 10-K/A filed November 8, 2006. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The statement also requires that the Company recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 eliminates the ability to select a measurement date for plan assets and obligations that is prior to the Company’s year-end balance sheet date. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, with the requirement to align the measurement date and the year-end balance sheet being effective for years ending after December 15, 2008. Early adoption of the alignment of the measurement date and the year-end balance sheet is encouraged.

The Company will adopt SFAS No. 158 on December 31, 2006 using the prospective method as required by the statement, and the Company continues to assess the impact SFAS No. 158 will have on its consolidated financial statements. The Company currently estimates that the prospective recognition of the funded status of its defined benefit pension plans and other postretirement benefit plans pursuant to the adoption of SFAS 158 on December 31, 2006 to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis will have the following impact on the Company’s balance sheet: an increase in long-term assets of $8.9 million, an increase in short-term liabilities of $3.9 million, an increase in long-term liabilities of $25.8 million and a net decrease to accumulated other comprehensive income of $20.8 million. These estimates are based on the funded status of the Company’s defined benefit pension plans and postretirement benefit plans as of the most recent measurement dates (December 31, 2005 for all plans with the exception of the Swiss pension plan which was last measured on September 30, 2005). The Company will finalize these amounts and make the appropriate adjustments for the 2006 activity when it receives the actuarial report for the year ending December 31, 2006.

The Company will also early adopt the provision of SFAS No. 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company will adopt this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. As allowed under SFAS No. 158, the Company will compute the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007 which is the end of the fiscal year of adoption. The Company will then recognize three months of the net benefit expense as an adjustment to retained earnings in 2007. The Company currently estimates that the net of tax adjustment to retained earnings will be $0.8 million.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2006 fiscal year. The Company does not expect the application of this standard to have any impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on the financial statements.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS No. 156, which is an amendment to SFAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify the efforts to obtain hedge-like (offset) accounting. SFAS No. 156 is effective for financial years beginning after September 15, 2006, with early adoption permitted. As we do not currently have servicing assets recorded on our balance sheet, SFAS No. 156 will not have any impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company does not expect the application of this standard to have a material impact on the Company’s financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K/A filed for the year ending December 31, 2005.

Item 4 - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As of September 30, 2006, the Company did not maintain effective controls over the complete and accurate presentation and disclosure of short-term investments. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005. In addition, this control deficiency could result in a misstatement of cash and cash equivalents, short-term investments and cash flows from investing activities that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently centralizing its transaction accounting processing in Europe into our European Shared Services Center and expects all European locations to be complete by the end of 2006.

In order to remediate the material weakness in the Company’s internal control over financial reporting with respect to the presentation and disclosure of short-term investments as soon as practicable, management is in the process of designing, implementing and continuing to enhance controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violate the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a conspiracy theory between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case have recently filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, D.D.S. alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance® product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The Company has filed an appeal of this decision to the California Supreme Court. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for the breach of warranty claims in this matter up to one million dollars, their asserted policy limits. Litigation has been initiated with the Company’s primary and excess insurance carriers regarding the level and coverage of their respective insurance policies for this case.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have now filed a motion with the Court to reconsider its decision to decertify the class.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company's Annual Report on Form 10-K/A filed for the year ending December 31, 2005.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

In December 2004, the Board of Directors approved a stock repurchase program under which the Company may repurchase shares of Company stock on the open market in an amount to maintain up to 6,000,000 shares of treasury stock. In September 2005, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 11,000,000 shares of treasury stock. During the quarter ended September 30, 2006, the Company had the following activity with respect to this repurchase program:

				Number Of
				Shares That
				May be Purchased
	Total Number	Total Cost	Average Price	Under The Share
	Of Shares	Of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
July 1-31, 2006	654.2	$ 19,550.2	$ 29.88	2,054.3
August 1-31, 2006	-	-	-	2,153.9
September 1-30, 2006 (1)	262.3	7,953.5	30.32	2,282.1
	916.5	$ 27,503.7	$ 30.01

(1) - All shares purchased in September settled in October of 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended September 30, 2006.

Item 6 - Exhibits

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY INTERNATIONAL INC.

November 8, 2006	/s/	Gerald K. Kunkle, Jr.____
Date		Gerald K. Kunkle, Jr. Chief Executive Officer and Chairman of the Board of Directors

November 8, 2006	/s/	William R. Jellison___________
Date		William R. Jellison Senior Vice President and Chief Financial Officer