Form 10-K
period 2006-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2007-02-23
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-16211

DENTSPLY International Inc.

(Exact name of registrant as specified in its charter)

Delaware                                                                                                                            39-1434669

(State or other jurisdiction of incorporation or organization)                                                   (I.R.S. Employer Identification No.)

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

None                                                                                                                                      Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.005 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2006, was $4,399,084,789.

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 20, 2007 was 152,129,408.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2007 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I

Item 1. Business

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 23, 2007. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

History and Overview

DENTSPLY International Inc. ("DENTSPLY" or the "Company"), a Delaware corporation, was created by a merger of Dentsply International Inc. ("Old Dentsply") and GENDEX Corporation in 1993. Old Dentsply, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment, and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. In early 2004, the Company divested the dental x-ray equipment portion of GENDEX in order to primarily focus the Company’s product lines on dental consumables, dental laboratory products, and specialty dental products.

DENTSPLY is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Sales of the Company's dental products accounted for approximately 97% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2006. The remaining 3% of consolidated sales are primarily related to materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure). This non-GAAP measure is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations and a reconciliation of net sales to net sales, excluding precious metal content is provided.

Through the year ended December 31, 2006, the Company conducted its business through three operating segments, all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) Dental consumables, 2) Dental laboratory products, and 3) Specialty dental products. The Company’s three operating segments do not align with these three principal product categories, which are discussed in more detail in the principal product section. In January 2007, the Company revised its operating group structure and expanded into four operating groups. Segment information will be reflected under this revised structure beginning in the first quarter of 2007.

The Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. The Company also has a significant market presence in Central and South America including Brazil, Mexico, Argentina, Colombia, and Chile; in South Africa; and in the Pacific Rim including Japan, Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, South Korea, Vietnam and Indonesia. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

For 2006, 2005, and 2004, the Company's net sales, excluding precious metal content, to customers outside the United States (“U.S.”), including export sales, accounted for approximately 58%, 56%, and 57%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin set forth in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumables, dental laboratory products and dental specialty products. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS®, AQUASIL(TM), AQUASIL ULTRA(TM), BIOPURE(TM), CAULK®, CAVITRON®, CERAMCO®, CERCON®, CITANEST®, DELTON®, DENTSPLY®, DETREY®, ELEPHANT®, ESTHET.X®, FRIADENT®, FRIALIT®, GAC ORTHOWORKS(TM), GOLDEN GATE®, IN-OVATION(TM), INTERACTIVE MYSTIQUE(TM), MAILLEFER®, MIDWEST®, NUPRO®, ORAQIX®, PEPGEN P-15(TM), POLOCAINE®, PRIME & BOND®, PROFILE®, PROTAPER(TM), RINN®, R&R®, SANI-TIP®, SEAL&PROTECT(TM), SHADEPILOT(TM), THERMAFIL®, TRUBYTE®, XENO® and XYLOCAINE®.

Dental Consumables

Dental consumable products consist of dental sundries and small equipment used in dental offices in the treatment of patients. Sales of dental consumables, excluding precious metal content, accounted for approximately 40% of the Company’s consolidated sales for the years ended December 31, 2006 and 2005.

DENTSPLY’s dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners, and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names.

Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Sales of dental laboratory products, excluding precious metal content, accounted for approximately 19% and 20% of the Company’s consolidated sales for the years ended December 31, 2006 and 2005, respectively.

DENTSPLY’s products in the dental laboratory category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Specialty dental products are specialized treatment products used within the dental office and laboratory settings. Sales of specialty products, excluding precious metal content, accounted for approximately 38% of the Company’s consolidated sales for the years ended December 31, 2006 and 2005. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, and orthodontic appliances and accessories.

Markets, Sales and Distribution

DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. During 2006 and 2005, one customer, Henry Schein Incorporated, a dental distributor, accounted for 10.9% and 11.1%, respectively, of DENTSPLY’s consolidated net sales. No other single customer represented ten percent or more of DENTSPLY’s consolidated net sales during 2006 or 2005.

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Although many of its sales are made to distributors, dealers, and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user "pull through" marketing approach, DENTSPLY employs approximately 2,000 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its educational centers located throughout the world in key dental markets. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company’s products.

DENTSPLY believes that demand in a given geographic market for dental procedures and products vary according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY's dental products can be categorized into the following two stages of development:

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

The Company offers products and equipment for use in markets at both of these stages of development. The Company believes that demand for more technically advanced products will increase as each of these markets develop. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well to take advantage of any opportunities for growth in all of the markets that it serves.

The Company believes that the market for its products will grow based on the following factors:

•	Increasing worldwide population.

•

Growth of the population 65 or older – The percentage of the United States, European, Japanese and other regions population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

•	Natural teeth are being retained longer – Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

•

The changing dental practice in North America and Western Europe– Dentistry in North America and Western Europe has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

•

Per capita and discretionary incomes are increasing in emerging nations – As personal incomes continue to rise in the emerging nations of the Pacific Rim and Latin America, healthcare, including dental services, are a growing priority.

•

The Company’s business is less susceptible than other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures that are considered necessary by patients regardless of the economic environment.

Product Development

Technological innovation and successful product development are critical to strengthening the Company’s prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share and increasing market share in product categories where gains are possible. While many of DENTSPLY’s existing products undergo evolutionary improvements, the Company also continues to successfully launch innovative products that represent fundamental change. The Company’s research and product development efforts have historically led to the introduction of more than twenty new products each year, with approximately thirty new products having been introduced around the world in both 2005 and 2006.

New advances in technology are also anticipated to have a significant influence on future products in dentistry. As a result, the Company pursues research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools.

Through its own internal research centers as well as through its collaborations and partnerships with external research institutes and dental schools, the Company directly invested approximately 3% of net sales during the years ended December 31, 2006, 2005 and 2004, in connection with the development of new products, improvement of existing products and advances in technology. The continued development of these areas is a critical step in meeting the Company's strategic goal of taking a leadership role in defining the future of dentistry.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements and by purchasing technologies developed by other third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, during the past two years, the Company has made several small acquisitions, including a group of three orthodontic companies acquired by the Company during 2005 and two additional small businesses in 2006. The businesses acquired in 2006 include a small dental business in Asia and an implant distribution business in Italy. During 2006, DENTSPLY also acquired a 40% interest in Materialise Dental N.V. (“Materialise), a simulation software company and a leading manufacturer of a variety of surgical guides to assist in the placement of dental implants. DENTSPLY also acquired the remaining 40% interest of a dental manufacturing business in Brazil during 2006 (the Company had owned 60% of this business since 2001).

The Company continues to view acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company's core growth and assure ongoing expansion of its business, including new technologies, additional products and geographic breadth.

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

•	The Company formed Dentsply North America, which is a sales organization that effectively combines the field and sales management functions for the United States’ distributor businesses.

•

The Company entered into a U.S.-based Strategic Partnership Program, designed to significantly improve its ability to collaborate with and provide value to its key distributor partners. This program encompasses all of the Company’s divisions selling through U.S. dental distributors and will result in a consolidated network of U.S. distributors that is expected to provide the Company with an increased ability to deliver greater customer-focused services to its distributor partners and dental professional end users as well as enhance sales and marketing effectiveness for these businesses over time.

•

The Company is continuing to develop its new business system which will provide a framework of best in class tools to help streamline decision making, gain efficiencies and accelerate internal growth by setting standards across all key areas of the business.

•

Building on the success of the North American Shared Services group, the Company has implemented a European Shared Services group. The Company is continuing to realize the initial cost savings from the implementation of the European Shared Services group. While the initial cost savings and process improvements related to the North American Shared Services group have already been realized, there is a focus on continuous improvement to identify and maximize additional opportunities that can be gained through this initiative.

•

The Company has centralized its warehousing and distribution in North America and Europe. While the initial gains from this strategy have been realized, ongoing efforts are in place to maximize additional opportunities that can be gained through improving the Company’s functional expertise in supply chain management.

•

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

•

Information technology initiatives are underway to generate enhanced worldwide financial data; to standardize worldwide telecommunications; implement improved manufacturing, customer relations management (CRM) and financial accounting systems; and to train IT users to maximize the capabilities of global systems.

•	The Company continues to pursue opportunities to leverage its assets by consolidating business units where appropriate and to optimize its diversity of worldwide manufacturing capabilities.

•

The Company continues to assess procurement activities in order to leverage the buying power of Dentsply around the world and reduce the Company’s product costs through lower prices and reduced overhead.

Financing

DENTSPLY's total long-term debt, including the current portion of long-term debt, at December 31, 2006 and 2005 was $367.4 million and $680.9 million, respectively, and the ratios of long-term debt to total capitalization were 22.4% and 35.3%. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total stockholders equity. DENTSPLY may incur additional debt in the future, including, but not limited to, the funding of additional acquisitions and capital expenditures.

The Company's cash, cash equivalents and short-term investments decreased $369.4 million during the year ended December 31, 2006 to $65.1 million. In 2006, the Company had net repayments of $363.2 million related to long-term borrowings and repurchased $293.8 million in treasury stock. The net repayment of $363.2 million of long term borrowings was primarily due to the December repayment of $462.7 million related to the Eurobond as well as payments of $106.6 million related to the Swiss franc denominated private placement notes. These repayments were partially offset by borrowings of $103.7 million under the revolving credit agreement and $97.3 million under the commercial paper facility. Throughout most of 2006 and until the repayment of the Eurobond in December, the Company continued to maintain significant cash, cash equivalents and short-term investment balances rather than pre-pay debt, as a result of pre-payment penalties that would have been incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company did not repay this debt prior to its due date due to the low cost of the debt, net of earnings on the cash, cash equivalents and short-term investments.

The Company has $51.0 million of long-term borrowings coming due in 2007. The Company intends to refinance this debt obligation and portions of its U.S. dollar commercial paper either through borrowings under the revolving credit agreement or other borrowing facilities available to the Company. Any debt that is repaid through the use of the revolving credit agreement or the other borrowing facilities will effectively convert the maturity of the debt beyond 2007.

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

Regulation

The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA"). In general, if a dental "device" is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The introduction and sale of dental products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the FDA and foreign regulatory requirements that are applicable to its products and manufacturing operations.

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

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. In response to concerns raised by certain consumer groups regarding dental amalgam, in 2006 the FDA formed an advisory committee to review peer-reviewed scientific literature on the safety of dental amalgam. In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials has been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use for amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. All of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for a significant percentage of DENTSPLY's raw material requirements. In addition to those products both manufactured and sold by the Company, some finished goods products sold by the Company are purchased from third party suppliers. Of these finished goods products purchased from third party suppliers, a significant portion of the Company’s injectable anesthetic products, orthodontic products and cutting instruments are purchased from a limited number of suppliers.

In early 2006, the Company made the decision to close its Chicago-based pharmaceutical manufacturing facility and to pursue the outsourcing of the production of the injectable dental anesthetic products and the non-injectable Oraqix® products that were to be produced at the plant. While the Company had supply disruptions in 2005 and 2006, and will have some supply disruptions in the future in relation to the supply of the injectable dental anesthetic products, the Company currently has contract manufacturing relationships for the supply of the injectable dental anesthetic products for most of the markets served by the Company. The Company currently has supply agreements in place for the supply of the non-injectable Oraqix® products and has not experienced supply disruptions to date, nor does it anticipate supply disruptions of the Oraqix® products in the future.

Intellectual Property

Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains approximately 2,000 patents throughout the world and is licensed under a small number of patents owned by others.

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

Employees

As of December 31, 2006, the Company and its subsidiaries employed approximately 8,500 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2008. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2009. In addition, approximately 35% of DeguDent employees and 25% of DeTrey employees, two of the Company's German operating units, are represented by labor unions. The Company provides pension and postretirement benefits to many of its employees (See Note 14 to the consolidated financial statements). The Company believes that its relationship with its employees is good.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations with net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to holiday seasonality.

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

Item 1A. Risk Factors

Following are the significant risk factors that could materially impact DENTSPLY’s business. The order in which these factors appear should not be construed to indicate their relative importance or priority.

Negative changes could occur in the dental markets, the general economic environments or government reimbursement or regulatory programs of the regions in which the Company operates.

The success of the Company is largely dependent upon the continued strength of dental markets and is also somewhat dependent upon the general economic environments of the regions in which it operates. Negative changes to these markets and economies could materially impact the Company's results of operations and financial condition. In addition, many of the Company's markets are affected by government reimbursement and regulatory programs. In certain markets, government and regulatory programs have a more significant impact than other markets. Changes to these programs could have a positive or negative impact on the Company's results.

The Company may be unable to develop innovative products or obtain regulatory approval for new products.

DENTSPLY has identified new products as an important part of its growth opportunities. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitor’s new products will not be introduced that could render the Company's products obsolete.

The dental supplies market is highly competitive, and there is no guarantee that the Company can compete successfully.

The worldwide market for dental supplies is highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company's products obsolete or noncompetitive. Additionally, the size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of DENTSPLY's competitors may have greater resources than does the Company.

The Company’s expansion through acquisition involves risks and may not result in the expected benefits.

The Company continues to view acquisitions as a key part of its growth strategy. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management’s attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available to it on terms that restrict its business or that impose additional costs that reduce its operating results.

The Company may not generate sufficient cash flow to service its debt, pay its contractual obligations and operate the business.

DENTSPLY's ability to make payments on its indebtedness and contractual obligations, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control. Although Management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt, pay its contractual obligations and operate its business.

The Company’s may be unable to sustain the operational and technical expertise that is key to its success.

DENTSPLY believes that its manufacturing capabilities are important to its success. The manufacture of the Company's products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company's products. There can be no assurance that the Company will be able to maintain the necessary operational and technical expertise that is key to its success.

The Company may not be able to repay its outstanding debt in the event that cross default provisions are triggered due to a breach of loan covenants.

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

The Company’s international operations are subject to inherent risks that could adversely affect the operating results.

DENTSPLY, with its significant international operations, is subject to fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade and the impact of currency fluctuations in any given period can be favorable or unfavorable.

The Company may fail to comply with regulations issued by the FDA and similar foreign regulatory agencies.

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

The Company may be unable to obtain a supply for certain finished goods purchased from third parties.

A significant portion of the Company’s injectable anesthetic products, orthodontic products and cutting instruments are purchased from a limited number of suppliers. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products in the future.

The Company's success is dependent upon its management and employees.

The Company's success is dependent upon its management and employees. The loss of senior management employees or any failure to recruit and train needed managerial, sales and technical personnel, could have a material adverse effect on the Company.

The Company faces the inherent risk of litigation.

The Company’s business involves a risk of product liability and other claims, and from time to time the Company is named as a defendant in these cases. The primary risks to which the Company is exposed are related to those products manufactured by the Company. The Company has insurance policies, including product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. A successful claim brought against the Company in excess of available insurance, or any claim that results in significant adverse publicity against the Company, could harm its business.

The Company may fail to meet or exceed the expectations of securities analysts and investors, which could cause its stock price to decline.

DENTSPLY experiences fluctuations in quarterly earnings. As a result, the Company may fail to meet or exceed the expectations of securities analysts and investors, which could cause its stock price to decline.

The Company’s business is subject to quarterly fluctuations with net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Net sales and operating profits generally have been lower in the first and third quarters, primarily due not only to increased sales in the quarters preceding the first and third quarters, but also due to the impact of summer holidays and vacations, particularly throughout Europe.

The market price for the Company’s common stock may become volatile.

A variety of factors may have a significant impact on the market price of DENTSPLY’s common stock causing volatility. These factors include, but are not necessarily limited to: the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in the Company’s industry and competitors; the Company’s financial condition, results of operations and cash flows; any future issuances of DENTSPLY’s common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in areas the Company does business.

In addition, the NASDAQ National Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on the NASDAQ. Broad market and industry factors may negatively affect the market price of the Company’s common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm the Company’s business.

Certain provisions in the Company’s governing documents may discourage third-party offers to acquire DENTSPLY that might otherwise result in the Company’s stockholders receiving a premium over the market price of their shares.

Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan collectively own approximately 6% of the outstanding common stock of DENTSPLY.

ITEM 1B.	Unresolved Staff Comments

None

Item 2. Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2006:

Leased
Location	Function	or Owned

United States:

Milford, Delaware (1)	Manufacture of consumable dental products	Owned

Bradenton, Florida (3)	Manufacture of orthodontic accessory products	Leased

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned
mounts and accessories

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Leased
mounts and accessories

Maumee, Ohio (2)	Manufacture and distribution of investment	Owned
casting products

York, Pennsylvania (3)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products;

York, Pennsylvania (1)	Manufacture of small dental equipment and	Owned
preventive dental products

Johnson City, Tennessee (2)	Manufacture and distribution of endodontic	Leased
instruments and materials

Bohemia, New York (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Middletown, Pennsylvania (1)	Distribution of Dental Products	Leased

Foreign:

Catanduva, Brazil (2)	Manufacture and distribution of dental	Owned
anesthetic products

Petropolis, Brazil (2)	Manufacture and distribution of artificial teeth	Owned
and consumable dental products

Tianjin, China (3)	Manufacture and distribution of dental products	Leased

Plymouth, England (1)	Manufacture of dental hand instruments	Leased

Ivry Sur-Seine, France (1)	Manufacture and distribution of investment	Leased
casting products

Bohmte, Germany (3)	Manufacture and distribution of dental	Owned
laboratory products

Leased
Location	Function	or Owned

Hanau, Germany (3)	Manufacture and distribution of precious metal	Owned
dental alloys, dental ceramics and dental
implant products

Konstanz, Germany (1)	Manufacture and distribution of consumable	Owned
dental products

Mannheim, Germany (3)	Manufacture and distribution of dental	Owned
implant products

Munich, Germany (2)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (4)	Distribution of dental products	Leased

Rosbach, Germany (3)	Manufacture and distribution of dental ceramics	Owned

Nasu, Japan (3)	Manufacture and distribution of precious metal	Owned
dental alloys, consumable dental products and
orthodontic products

Yokohama City, Japan (3)	Manufacture and distribution of dental products	Leased

Hoorn, Netherlands (3)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

Las Piedras, Puerto Rico (3)	Manufacture of crown and bridge materials	Owned

Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic	Owned
instruments

Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and
packaging material

Le Creux, Switzerland (2)	Manufacture and distribution of endodontic	Owned
instruments

(1)	- These properties are included in the U.S., Europe, Commonwealth of Independent States (“CIS”), Middle East, Africa Consumable Business/Canada segment.
(2)	- These properties are included in the Australia/Latin America/Endodontics/Non-dental segment.
(3)	- These properties are included in the Dental Laboratory Business/Implants/Orthodontics/Japan/Asia segment
(4)	- This property is a distribution warehouse not managed by named segments.

In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other United States and international locations. Most of the various sites around the world that are used exclusively for sales and distribution are leased.

The Company also owns its corporate headquarters located in York, Pennsylvania.

DENTSPLY believes that its properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case have recently filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, two competitive tooth manufacturers have recently filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

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

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint seeks a refund of the purchase price and asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 23, 2007.

Name	Age	Position

Bret W. Wise	46	Chairman of the Board, Chief Executive Officer and President
Christopher T. Clark	45	Executive Vice President and Chief Operating Officer
William R. Jellison	49	Senior Vice President and Chief Financial Officer
Rachel P. McKinney	49	Senior Vice President
James G. Mosch	49	Senior Vice President
Robert J. Size	48	Senior Vice President
Brian M. Addison	52	Vice President, Secretary and General Counsel

Bret W. Wise was named Chairman of the Board, Chief Executive Officer and President of the Company effective January 1, 2007. Prior to that time, Mr. Wise was President and Chief Operating Officer since January 2006 and Executive Vice President since January 2005. During his tenure as Executive Vice President, Mr. Wise oversaw two of DENTSPLY’s operating groups including all business units that are sold through distribution in the United States, Europe, and Canada, and the laboratory business units in Europe. In addition he had direct responsibility for corporate research and business development activities. Prior to that time, he was Senior Vice President and Chief Financial Officer of the Company since November 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporation in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

Christopher T. Clark was named Executive Vice President and Chief Operating Officer of the Company effective January 1, 2007. Prior to that time, Mr. Clark was Senior Vice President since January 2003, with operating responsibilities over both manufacturing operations and selling organizations located in the United States, Europe and Japan. Prior to that appointment, Mr. Clark served as Vice President and General Manager of DENTSPLY’s global imaging business since June 1999, with operations in the United States, Germany and Italy, serving markets worldwide. Prior to that time, he served as Vice President and General Manager of the Prosthetics Division since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Prosthetics Division since September 1992 when he started with the Company.

William R. Jellison was named Senior Vice President and Chief Financial Officer of the Company effective January 2005. In this position, he is responsible for Accounting, Treasury, Tax, Information Technology and Internal Audit. Prior to that time he was Senior Vice President since November 2002, with operating responsibilities over both manufacturing operations and selling organizations located in the United States, Europe and Asia. From the period April 1998 to November 2002, Mr. Jellison served as Senior Vice President and Chief Financial Officer of the Company. Prior to that time, Mr. Jellison held various financial management positions including Vice President of Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1980. Mr. Jellison is a Certified Management Accountant.

Rachel P. McKinney was named Senior Vice President, Global Human Resources effective January 2006. In January 2007, she assumed additional responsibility for DENTSPLY’s Corporate Communications overseeing communications, public relations and community involvement. Prior to that time, she was Corporate Vice President, Human Resources since March 2003. Prior to that time, she held various leadership positions in human resources at Compaq Computer Corporation, Burger King Corporation, Miller Brewing Company, Air Products and Chemical Company and Aetna/Partners National Health Plans.

James G. Mosch was named Senior Vice President effective November 2002, with operating responsibilities over both manufacturing operations and selling organizations located in the United States, Europe, Australia, Brazil, Latin America and Mexico. In January 2007, he assumed responsibility for business development. Through December 2004, he was also responsible for the Company’s selling location in Canada. Prior to this appointment, Mr. Mosch served as Vice President and General Manager of the DENTSPLY Professional operating unit since July 1994 when he started with the Company.

Robert J. Size was named Senior Vice President effective January 1, 2007, with operating responsibilities over both manufacturing operations and selling organizations located in the United States and Europe, as well as the DENTSPLY North America (DNA) sales organization. Prior to this appointment, Mr. Size served as Vice President and General Manager of the Caulk division since June 2003 and was named Vice President in January 2006, with responsibility for the Caulk, DeTrey and Rinn operating units. Prior to that time, he was the CEO and President of Superior MicroPowders and held various cross-functional and international leadership positions with The Cookson Group.

Brian M. Addison has been Vice President, Secretary and General Counsel of the Company since January 1, 1998. Prior to that, he was Assistant Secretary and Corporate Counsel since December 1994. Prior to that he was a Partner at the Harrisburg, Pennsylvania law firm of McNees, Wallace & Nurick, and prior to that he was Senior Counsel at Hershey Foods Corporation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Supplemental Stock Information” is filed as part of this Annual Report on Form 10-K.

At December 31, 2005, the Company had authorization to maintain up to 11,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. In December 2006, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 14,000,000 shares of treasury stock. The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2006.

				Number of
				Shares That May
	Total		Average	Be Purchased
	Number	Total Cost	Price	Under the Share
	of Shares	of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
October 1-31, 2006	2,020.6	$ 63,791.7	$ 31.57	74.9
November 1-30, 2006	1,711.0	53,811.6	31.45	18.3
December 1-31, 2006	47.5	1,437.1	30.25	3,015.4
	3,779.1	$ 119,040.4	$ 31.50

Item 6. Selected Financial Data

The information set forth under the caption “Selected Financial Data” is filed as part of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is filed as part of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosure about Market Risk” is filed as part of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting," “Report of Independent Registered Public Accounting Firm,” "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" is filed as part of this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included under Item 15(a)(1) of this Annual Report on Form 10-K. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is also included under Item 15(a)(1) of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management had previously identified a material weakness in internal control over financial reporting concerning the Company’s lack of effective controls over the complete and accurate presentation and disclosure of short-term investments as of December 31, 2005. Specifically, the Company's controls over the completeness and accuracy of short-term investments in the consolidated balance sheet and the related cash flows from the purchase and sale of short-term investments in the consolidated statement of cash flows were not effective. This control deficiency resulted in the restatement of the Company's 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for the first and second quarters of 2006 and all quarters of 2005 and an audit adjustment to the interim consolidated financial statements for the third quarter of 2006.

In order to remediate the material weakness in the Company’s internal control over financial reporting with respect to the accounting for and disclosure of short-term investments, management has designed, implemented and enhanced controls to ensure the proper presentation and disclosure of short-term investments on the Company’s consolidated balance sheets and statements of cash flows. Specifically, the Company has expanded its internal reporting structure to include a specific category for short-term investments and has enhanced its review and approval process to ensure that short-term investments are properly classified on the consolidated balance sheet and statements of cash flows.

The Company has evaluated the design of the improved controls described above, which have been placed into operation for a sufficient period of time, and tested their operating effectiveness. It has concluded that these controls were both designed and operating effectively as of December 31, 2006 and as a result of the implementation of these controls, the previously identified material weakness no longer existed at December 31, 2006.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2007 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of the Company’s Annual Report on Form 10-K as filed on February 23, 2007.

Item 11. Executive Compensation

The information set forth under the caption "Executive Compensation" in the 2007 Proxy Statement is incorporated herein by reference. This includes the new Compensation Discussion and Analysis and the Compensation Committee Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2007 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item number is presented in the 2007 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption "Relationship with Independent Registered Public Accounting Firm" in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K and are covered by the Report of Independent Registered Public Accounting Firm also filed as part of this report:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

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

3	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of the Company’s Annual Report on Form 10-K as filed on February 23, 2007.

Exhibit
Number		Description
3.1		Restated Certificate of Incorporation (9)
3.2		By-Laws, as amended (8)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank. (6)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (10)
	(c)	Euro Commercial Paper Note Agreement dated as of October 26, 2006 between the Company and Citibank International plc.
	(d)	Euro Commercial Paper Dealer Agreement dated as of October 26, 2006 between the Company and Citibank International plc.
4.2	(a)	Note Agreement (governing Series A, Series B and Series C Notes) dated March 1, 2001 between the Company and Prudential Insurance Company of America. (8)
	(b)	First Amendment to Note Agreement dated September 1, 2001 between the Company and Prudential Insurance Company of America. (8)
4.3	(a)

5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 9, 2005 among the Company, the Initial Lenders named therein, the banks named therein, Citibank N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Age

10.1		1993 Stock Option Plan (2)
10.2		1998 Stock Option Plan (1)
10.3		2002 Amended and Restated Equity Incentive Plan (9)
10.4		Restricted Stock Unit Deferral Plan
10.5	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (7)
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000. (7)
10.6		Employment Agreement dated January 1, 1996 between the Company and Thomas L. Whiting (3)*
10.7		Employment Agreement dated April 20, 1998 between the Company and William R. Jellison (5)*
10.8		Employment Agreement dated September 10, 1998 between the Company and Brian M. Addison (5)*
10.9		Employment Agreement dated December 25, 2005 between the Company and Rachel P. McKinney*
10.10		Employment Agreement dated November 1, 2002 between the Company and Christopher T. Clark (10)*
10.11		Employment Agreement dated November 1, 2002 between the Company and James G. Mosch (10)*
10.12		Employment Agreement dated December 1, 2002 between the Company and Bret W. Wise (10)*
10.13		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997 (4)*
10.14		Board Compensation Arrangement (11)

Exhibit
Number		Description
10.15		Supplemental Executive Retirement Plan effective January 1, 1999 (5)*
10.16		Written Description of the Amended and Restated Incentive Compensation Plan
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (7)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company.
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company. (8)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company. (8)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company.
14		DENTSPLY International Inc. Code of Business Conduct and Ethics
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31		Section 302 Certification Statements
32		Section 906 Certification Statement

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 33-71792).

(3)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 (No. 333-101548).

(10)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-16211.

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

(1)  Form of "comfort letters" to various foreign commercial lending institutions having a lending relationship with one or more of the Company's international subsidiaries.

SCHEDULE II

DENTSPLY INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

		Additions
		Charged
	Balance at	(Credited)	Charged to		Write-offs		Balance
	Beginning	To Costs	Other		Net of	Translation	at End
Description	of Period	And Expenses	Accounts		Recoveries	Adjustment	of Period
	(in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
2004	$ 16,302	$ 2,126	$ (133)		$ (1,997)	$ 926	$ 17,224
2005	17,224	2,063	(581)		(2,884)	(1,031)	14,791
2006	14,791	2,148	(416)		(1,516)	1,176	16,183

Allowance for trade discounts:

For Year Ended December 31,
2004	$ 1,062	$ 1,655	$ (24)		$ (1,605)	$ 70	$ 1,158
2005	1,158	1,111	-		(1,781)	(20)	468
2006	468	(25)	-		-	14	457

Inventory valuation reserves:

For Year Ended December 31,
2004	$ 33,112	$ 3,173	$ (2,357)	(a)	$ (7,308)	$ 1,278	$ 27,898
2005	27,898	1,994	(682)		(2,360)	(1,743)	25,107
2006	25,107	2,211	(341)		(2,180)	1,508	26,305

Deferred tax asset valuation allowance:

For Year Ended December 31,
2004	$ 10,263	$ 11,951	$ -		$ (375)	$ 1,582	$ 23,421
2005	23,421	16,328	-		(604)	(3,161)	35,984
2006	35,984	12,006	-		(813)	2,202	49,379
------------------

(a) Related primarily to the sale of Gendex.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year ended December 31,

	2006	2005	2004	2003	2002
Statement of Income Data:	(in thousands, except per share amounts)
Net sales	$ 1,810,496	$ 1,715,135	$ 1,694,232	$ 1,567,994	$ 1,415,893
Net sales without precious metal content	1,623,074	1,542,711	1,481,083	1,364,346	1,230,371
Gross profit	929,011	869,018	846,518	770,533	703,714
Restructuring, impairment and
other costs (income)	7,807	232,755	7,124	3,700	(2,732)
Operating income	314,794	72,922	295,130	267,983	249,452
Income before income taxes	314,837	71,038	274,155	251,196	214,090

Net income from continuing operations	$ 223,718	$ 45,413	$ 210,286	$ 169,853	$ 143,641
Net income from discontinued operations	-	-	42,879	4,330	4,311
Total net income	$ 223,718	$ 45,413	$ 253,165	$ 174,183	$ 147,952

Earnings per common share - basic:
Continuing operations	$ 1.44	$ 0.29	$ 1.31	$ 1.08	$ 0.92
Discontinued operations	-	-	0.27	0.03	0.03
Total earnings per common share - basic	$ 1.44	$ 0.29	$ 1.58	$ 1.11	$ 0.95

Earnings per common share - diluted
Continuing operations	$ 1.41	$ 0.28	$ 1.28	$ 1.06	$ 0.90
Discontinued operations	-	-	0.26	0.03	0.03
Total earnings per common share - diluted	$ 1.41	$ 0.28	$ 1.54	$ 1.09	$ 0.93

Cash dividends declared per
common share	$ 0.14500	$ 0.12500	$ 0.10875	$ 0.09850	$ 0.09200

Weighted Average Common Shares Outstanding:
Basic	155,229	159,191	160,775	157,646	156,360
Diluted	158,271	162,017	164,028	161,294	159,988

Balance Sheet Data:
Cash, cash equivalents
and short-term investments	$ 65,143	$ 434,525	$ 506,369	$ 163,755	$ 25,652
Property, plant and equipment, net	329,616	316,218	399,880	371,990	313,178
Goodwill and other intangibles, net	1,063,030	1,001,827	1,261,993	1,213,960	1,134,506
Total assets	2,181,350	2,410,373	2,798,145	2,445,587	2,087,033
Total debt	370,156	682,316	852,819	812,175	774,373
Stockholders' equity	1,273,835	1,246,596	1,443,973	1,122,069	835,928
Return on average stockholders' equity	17.8%	3.4%	19.7%	17.8%	20.5%
Long-term debt to total capitalization	22.4%	35.3%	37.1%	42.0%	48.0%

Other Data:
Depreciation and amortization	$ 47,434	$ 50,560	$ 49,296	$ 45,661	$ 41,352
Capital expenditures	50,616	45,293	52,036	73,157	55,476
Interest expense, net	(1,683)	8,768	19,629	24,205	27,389
Cash flows from operating activities	271,855	232,769	306,259	257,992	172,983
Inventory days	96	90	92	93	100
Receivable days	57	53	47	50	49
Income tax rate	28.9%	36.1%	23.3%	32.4%	32.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provided the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 23, 2007. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

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

The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each reportable segment, (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines "internal growth" as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

During 2006, the Company's overall internal growth was approximately 4.3% compared to 2.0% in 2005. Internal growth rates in the United States (42.4% of sales) and Europe (37.7% of sales), the largest dental markets in the world, were 1.2% and 7.4% respectively during 2006 compared to 5.2% and negative 2.7%, respectively for 2005. As discussed further within the Overview section and the Results of Continuing Operations, the internal sales growth in the United States during 2006 was negatively impacted by the implementation of the U.S.-based Strategic Partnership Program which was announced in the third quarter and implemented in the fourth quarter of 2006. Additionally, as discussed further within the Results of Continuing Operations, the internal growth rate in Europe during 2006 as compared to 2005 was favorably impacted by the lower sales levels in 2005 associated with the implementation of changes in the dental reimbursement program. The internal growth rate in all other regions during 2006, which represents approximately 19.9% of sales, was 5.6%, compared to 3.9% in 2005. Among the other regions, the Asian region, excluding Japan, has historically been one of the Company’s highest growth markets and management believes it represents a long-term growth opportunity for the industry and the Company. Also within the other region is the Japanese market, which represents the third largest dental market in the world behind the United States and Germany. Although Japan’s dental market growth has been weak in the past few years, as it closely parallels its economic growth, the Company also views this market as an important long-term growth opportunity, both in terms of a recovery in the Japanese economy and the opportunity to increase market share. There can be no assurance that the

Company’s assumptions concerning the growth rates in its markets or the dental market generally will be correct and if such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During both 2005 and 2006, approximately thirty new products were introduced around the world, and the Company expects approximately twenty-five new products to be introduced in 2007.

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

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (See also Acquisition Activity in Part I, Item 1 of this Annual Report on Form 10-K). As further discussed in Note 3 to the consolidated financial statements, during 2006, the Company has purchased or obtained an equity investment in several small businesses.

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

During the third quarter of 2006, the Company announced that it has entered into a new U.S.-based Strategic Partnership Program, designed to significantly improve its ability to collaborate with and provide value to its key distributor partners. This program encompasses all of the Company’s divisions selling through U.S. dental distributors and will result in a consolidated network of U.S. distributors that is expected to provide the Company with an increased ability to deliver greater customer-focused services to its distributor partners and dental professional end users. This consolidation will focus the Company’s activities on 28 of over 200 U.S. distributors. Prior to the consolidation, these 28 distributors represented over 90% of the Company’s distributor based business in the U.S. The Company believes that this initiative has provided opportunities for the 28 select distributors to build their business with the Company, while providing the Company’s sales representatives with a stronger and more committed distributor network and improved customer information.

As part of this initiative, the preferred distributors in the program will provide the Company with transactional data for each of the Company’s products at the end user level. The Company began to receive this information from certain distributors during the fourth quarter of 2006 and will begin receiving this information from the remaining distributors during 2007. This is critical information for the Company that previously was not available, and that will assist the Company to balance its promotional activities between end user and distributor activities. The Company believes that access to end-user transactional data for sales of all of its U.S. distributor-based products is a significant benefit that the Company anticipates will give it the ability to track purchasing behavior, to modify sales coverage patterns, to direct marketing activities and messages and to focus dealer incentives very specifically on target markets or target product groups. These benefits, along with others, are anticipated to significantly enhance the sales and marketing effectiveness for these businesses over time.

As discussed further in the Results from Continuing Operations, due to the magnitude of this strategic initiative, the results for 2006 were significantly impacted during the transition period; however, the Company anticipates that this initiative will lead to accelerated sales in the future. The impact to 2006 was a result of inventory returns and lower sales to discontinued distributors, a change in promotional activity from distributor focus to end-user focus, the contraction of dealer inventories following the price increases at the beginning of the fourth quarter, as well as expenses associated with the start-up of the U.S. Strategic Partnership Program.

PHARMACEUTICAL BUSINESS UPDATE

In early 2006, the Company made the decision to close its Chicago-based pharmaceutical manufacturing facility and to pursue the outsourcing of the production of the injectable dental anesthetic products and the non-injectable Oraqix® products that were to be produced at the plant. The decision to shut down the anesthetics manufacturing facility immediately improved short and mid-term cash flows and eliminated the uncertainty concerning FDA approval of the facility. While the Company has had supply disruptions in 2005 and 2006, and will have some supply disruptions in the future in relation to the supply of the injectable dental anesthetic products, the Company currently has contract manufacturing relationships for the supply of the injectable dental anesthetic products for most of the markets served by the Company. As there are a limited number of suppliers for the injectable dental anesthetic products sold by the Company, there can be no assurance that the Company will be able to obtain an adequate supply of its injectable dental anesthetic products in the future. The Company currently has supply agreements in place for the supply of the non-injectable Oraqix® products and has not experienced supply disruptions to date, nor does it anticipate supply disruptions of the Oraqix® products in the future.

During the third quarter of 2006, the Company sold the assets associated with the facility in exchange for cash of $3.0 million and a long-term note receivable with a fair value of $9.8 million. This sale resulted in the recognition of a gain of $2.9 million. The assets sold in this transaction had been classified as available for sale beginning in the first quarter of 2006, and as such had been included in Prepaid and other current assets at their fair value less cost to sell of $9.9 million (See also Note 15 to the consolidated financial statements)

Additionally, in connection with the shutdown of the pharmaceutical manufacturing facility, for the year ended December 31, 2006, the Company recorded net pre-tax charges of $8.2 million for severance costs, contract termination costs and other restructuring costs associated with the closure of the facility (See also Note 15 to the consolidated financial statements). These charges are in addition to the restructuring charges of $2.3 million that were recorded in the fourth quarter of 2005 related to employee severance cost for which the Company was contractually obligated. The restructuring activities associated with the closure of this facility were substantially completed by December 31, 2006.

FACTORS IMPACTING COMPARABILITY BETWEEN YEARS

Discontinued Operations

In the first quarter of 2004, the Company sold its Gendex equipment business and discontinued production of dental needles. The sale of the Gendex business and discontinuance of dental needle production have been accounted for as discontinued operations pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for all periods presented have been restated to reclassify the results of operations for both the Gendex equipment and the dental needle businesses as discontinued operations.

Revisions to Financial Statements Related to FAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. Prior to January 1, 2006, the Company applied the intrinsic value method and accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in substantially all compensation related to share-based payments being recorded through equity and not in the income statement.

The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, the consolidated financial statements as of and for the periods ended December 31, 2006 reflect the impact of adopting SFAS 123(R). Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options (See also Stock Compensation in Note 1 to the consolidated financial statements).

There have been changes to the financial statements as a result of adopting SFAS 123(R) compared to applying the original provisions of SFAS 123. Income before income taxes decreased $18.5 million. Income from continuing operations and net income decreased $13.3 million or $0.09 per basic share or $0.08 per fully diluted share. Cash flows from operating activities decreased $11.5 million and cash flows from financing activities increased $11.5 million, as a result of excess tax benefits on options exercised during 2006 (See also Note 12 to the consolidated financial statements).

Revisions to Financial Statements Related to FAS 158

In September 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. Using the prospective recognition of the funded status of the Company’s defined benefit pension plans and other postretirement benefit plans to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis had the following impact on the Company’s balance sheet: a decrease in long-term assets of $4.7 million, an increase in short-term liabilities of $4.0 million, an increase in long-term liabilities of $6.2 million and a net decrease to accumulated other comprehensive income of $14.9 million. In accordance with the prospective method of adoption, the financial statement amounts for periods prior to December 31, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect these changes (See also Note 14 to the consolidated financial statements).

Revisions in Classification

Certain revisions of classification have been made to prior years' data in order to conform to current year presentation.

RESULTS OF CONTINUING OPERATIONS, 2006 COMPARED TO 2005

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, from internal growth and net acquisition growth, and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

As the presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Net Sales	$ 1,810.5	$ 1,715.1	$ 95.4	5.6%
Precious Metal Content of Sales	(187.4)	(172.4)	(15.0)	8.7%
Net Sales Excluding Precious Metal Content	$ 1,623.1	$ 1,542.7	$ 80.4	5.2%

The net sales growth, excluding precious metal content, of 5.2% was comprised of 4.3% of internal growth, 0.6% of foreign currency translation and 0.3% related to acquisitions. The 4.3% internal growth was comprised of 1.2% in the United States, 7.4% in Europe and 5.6% for all other regions combined.

Internal Sales Growth

	December 31, 2006			December 31, 2005
	Percentage of Sales	Internal Growth Rates	Portion of Overall Internal Growth Rate	Percentage of Sales	Internal Growth Rates	Portion of Overall Internal Growth Rate
United States	42.4%	1.2%	0.5%	43.8%	5.2%	2.3%
Europe	37.7%	7.4%	2.7%	36.7%	-2.7%	-1.0%
Other Regions	19.9%	5.6%	1.1%	19.5%	3.9%	0.7%
Overall internal growth rate			4.3%			2.0%

United States

The internal sales growth of 1.2%, excluding precious metal content, in the United States was a result of moderate growth in the specialty dental category, partially offset by lower sales in the dental consumable and dental laboratory product categories. This below average growth rate was mainly the result of the internal growth rate of negative 5.5% in the fourth quarter of 2006 that was primarily attributable to the impacts of the U.S. Strategic Partnership Program that was announced at the end of the third quarter and implementation in the fourth quarter of 2006. In line with expectations, the fourth quarter internal sales growth for the United States region was significantly impacted by the lower sales to discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increase, the balancing of promotional activities between distributors and end-users, as well as the contraction of dealer inventories as a result of the U.S. Strategic Partnership Program. The impact from these items primarily related to the dental consumable and the dental laboratory product categories.

In addition to the impact from the items discussed above, the full year internal growth rate in the United States dental laboratory product category was unfavorably impacted by the consolidation of distributors, particularly with regard to tooth products.

Europe

In Europe, the internal sales growth of 7.4%, excluding precious metal content, was driven by the continued strong sales growth in the endodontic, orthodontic and implant products within the dental specialty product category. The growth rate was partially offset by lower growth in the dental laboratory product category, particularly in Germany, where the Company believes that the market continues to be negatively impacted by reimbursement changes enacted in 2005 and by a significant contraction in the precious metal alloy market due to the dramatic increase in the price of precious metals over the past few years. In 2006, the Company overcame these market issues in part through the introduction of new technologies and the continued strong growth of its all ceramic crown and bridge product branded Cercon®.

All Other Regions

The internal growth of 5.6% in all other regions was largely the result strong growth in the dental specialty category in most countries included in the other regions, primarily led by Asia, Latin America, Canada, Japan and Australia. In addition, during 2006 the Asia, Middle East and Australia regions experienced strong internal sales growth in the dental consumable product category, partially offset by lower sales in the consumable product category for the Japan and Canada regions. Finally, the Latin America and Middle East regions experienced strong internal growth in the dental laboratory product category, partially offset by lower sales in the dental laboratory product category in the Canada and Australia regions.

Gross Profit

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Gross Profit	$ 929.0	$ 869.0	$ 60.0	6.9%

Gross Profit as a percentage of net
sales including precious metal content	51.3%	50.7%
Gross Profit as a percentage of net
sales excluding precious metal content	57.2%	56.3%

The 0.9% increase from 2005 to 2006 in the gross profit as a percentage of net sales, excluding precious metal content, was primarily due to favorable shifts in the product and geographic mix, improved leveraging of resources, lean manufacturing initiatives as well as a reduction in expenditures as a result of the Company’s decision to close its Chicago-based pharmaceutical manufacturing facility. These favorable impacts were partially offset by the short-term impact on sales in the fourth quarter of 2006 from the implementation of the U.S. Strategic Partnership Program.

Expenses

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Selling, general & administrative expenses ("SG&A")	$ 606.4	$ 563.3	$ 43.1	7.7%
Restructuring, impairment and other costs (income), net	$ 7.8	$ 232.8	$ (225.0)	-96.6%

SG&A Expenses

The 7.7% increase in SG&A expenses reflects additional SG&A expenses of $1.3 million from acquired companies and increases from unfavorable currency translation impacts of approximately $3.0 million. The unfavorable currency translation impacts were caused by higher average foreign currency exchange rates for the full year of 2006 versus full year 2005 when translating the expenses from the local currencies in which the Company’s subsidiaries conduct operations, into United States Dollars. SG&A expenses, measured against sales, including precious metal content, increased to 33.5% compared to 32.8% in 2005. SG&A expenses, as measured as a percentage of sales, excluding precious metal content, increased to 37.4% compared to 36.5% in 2005. The 2006 expense ratio was negatively impacted by $18.5 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, as well as costs related to the implementation of the U.S. Strategic Partnership Program and the merger of the U.S. endodontic and implant divisions. This increase in expenses was partially offset by the favorable impact of the decision to shut down the pharmaceutical manufacturing facility in Chicago. The 2005 expense ratio was negatively impacted as a result of higher expense levels in 2005 related to costs associated with the global tax project and the biennial International Dental Show ("IDS”).

Restructuring, Impairment and Other Costs (Income), Net

During 2006, the Company recorded net restructuring, impairment and other costs of $7.8 million. The net costs of $7.8 million were primarily for additional restructuring costs incurred related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois. Additionally, these costs were also related to the consolidation of certain U.S. and European selling and production facilities that were initiated during 2006 and the fourth quarter of 2005 in order to better leverage the Company’s resources. The restructuring plan related to the pharmaceutical facility closure was substantially complete at December 31, 2006 and the restructuring plans related to the consolidation of certain U.S. and European selling and production facilities are expected to be fully completed during 2007 with anticipated future restructuring charges approximately $2.0 million, which will be expensed in 2007. These restructuring costs were partially offset by the gain of $2.9 million on the sale of the assets previously associated with the pharmaceutical manufacturing facility which the Company had announced in early 2006 that it would be closing. Additionally, these costs were further offset by the gain of $1.0 million on the sale of assets associated with a German manufacturing facility which was closed down in 1998 as part of a restructuring plan (See also Note 15 to the consolidated financial statements).

During 2005, the Company recorded restructuring and other costs of $232.8 million. This amount was mainly attributable the impairment of the indefinite-lived injectable anesthetic intangible acquired from AstraZeneca in 2001 as well as the impairment of the fixed assets associated with the pharmaceutical manufacturing facility. Included in the $232.8 million charge were restructuring charges of $3.1 million that were recorded during 2005 largely as a result of the decision to shut down the anesthetics manufacturing facility in Chicago Illinois. These costs were partially offset by a change in estimate of $1.2 million primarily related to the reversal of accrued severance costs associated with the 2004 European Shared Services Center that were no longer necessary.

Other Income and Expenses

	Year Ended December 31,
	2006	2005	$ Change
	(in millions)
Net interest (income) expense	$ (1.6)	$ 8.8	$ (10.4)
Other (income) expense, net	1.6	(6.9)	8.5
Net interest & other (income) expense	$ -	$ 1.9	$ (1.9)

Net Interest (Income) Expense

The change from net interest expense in 2005 to net interest income in 2006 was mainly the result of the effectiveness of the Company’s cross currency interest rate swaps designated as net investment hedges, lower average debt levels and higher average cash, cash equivalents and short-term investment levels. The cross currency interest rate swaps were put into place throughout 2005 and the first quarter of 2006.

Other (Income) Expense, Net

Other (Income) Expense in the 2006 period included $0.1 million of currency transaction losses and $1.5 million of other non-operating losses. The 2005 period included $6.7 million of currency transaction gains and $0.2 million of other non-operating gains. The currency transaction gain in 2005 was primarily the result of a transaction involving the transfer in 2005 of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occur from movement of foreign currency rates between the date of the transaction and the date of final financial settlement.

Income Taxes and Net Income

	Year Ended December 31,
	2006	2005	$ Change
	(in millions, except per share data)
Income Tax Rates	28.9%	36.1%
Net Income	$ 223.7	$ 45.4	$ 178.3
Earnings per common share:
- Diluted	$ 1.41	$ 0.28

Income Taxes

The Company’s effective tax rates for 2006 and 2005 were 28.9% and 36.1%, respectively. Management believes that the operating tax rate for 2007 will be in the range of 30.5% to 31.5%. The Company benefited from various tax adjustments of $4.8 million and $8.9 million in 2006 and 2005, respectively.

Net Income

Fully diluted earnings per share from continuing operations during 2006 were $1.41 compared to $0.28 during the same period in 2005. Net income for the 2006 period included the after tax impact of expensing stock options of $13.3 million, or $0.08 per diluted share, the after tax impact from restructuring costs of $5.0 million, or $0.03 per diluted share and a net tax benefit of $4.8 million or $0.03 per diluted share due to tax related adjustments. The net income for the 2005 period included the negative after tax impact of $178.9 million, or $1.10 per diluted share from impairment and restructuring charges primarily associated with the injectable anesthetic facility and indefinite-lived intangible assets. The negative impacts during the 2005 period related to the impairment and restructuring charges were partially offset by net non-recurring benefits related to tax reorganization and repatriation activities of $8.9 million, or $0.05 per diluted share. Stock option expense was not included in net income until January 1, 2006 upon the Company’s adoption of SFAS 123(R).

Operating Segment Results

In January 2006, the Company revised its operating group structure into three operating groups from the four groups under the prior management structure. These three operating groups are managed by three Senior Vice Presidents and represent the Company’s operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4 to the consolidated financial statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income. In January 2007, the Company revised its operating group structure and expanded into four operating groups. Segment information will be reflected under this revised structure beginning in the first quarter of 2007.

Net Sales, excluding precious metal content
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 604.2	$ 578.7	$ 25.5	4.4%

Australia/Latin America/Endodontics/
Non-dental	$ 366.2	$ 357.8	$ 8.4	2.3%

Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	$ 656.7	$ 609.3	$ 47.4	7.8%

Segment Operating Income
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 148.6	$ 122.0	$ 26.6	21.7%

Australia/Latin America/Endodontics/
Non-dental	$ 148.7	$ 146.8	$ 1.9	1.3%

Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	$ 116.2	$ 100.8	$ 15.4	15.3%

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

The net sales growth, excluding precious metal content, of 4.4% for this segment in 2006 was made up of internal growth of 3.6% and favorable currency translation of 0.8%. Strong internal growth was shown in the European Consumable business of this segment. The sales growth for the U.S. Dental Consumable Business was slightly positive. As previously discussed, the lower growth in the U.S. Dental Consumable Business is a result of the lower sales to discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increases, the balancing of promotional activities between distributors and end-users, as well as the contraction of dealer inventories largely as a result of the U.S. Strategic Partnership Program. Also as discussed previously, while the 2006 results were impacted during the implementation of this strategic initiative, the Company anticipates that this initiative will lead to accelerated sales in the future.

The increase of 21.7% in operating income for this segment was driven by increased sales, improved product and geographical mix, and the elimination of the prior year’s non-capitalized start-up costs associated with the pharmaceutical plant in Chicago.

Australia/Latin America/Endodontics/Non-dental

The net sales growth of 2.3% in 2006 for this segment consists of internal growth of 1.4% and favorable currency translation of 0.9%. Strong growth was shown in the non-dental businesses along with continued growth in the Endodontic businesses, offset by slower growth in the Australia business and weakness in the Latin America business. The Latin America business was significantly impacted by weakness in the Brazil business. The slower growth in the Australian business was due to the impact of shortages of injectable anesthetics products as a result of the decision to shut down the pharmaceutical manufacturing facility. While the Australian business was negatively impacted by the shortages of injectable anesthetics products for the full year in 2006, the fourth quarter of 2006 showed significant recovery as a result of a new supply agreement being put into place in the early part of the fourth quarter. The Company anticipates that this recovery will continue into 2007.

The 1.3% increase in operating profit for this segment during 2006 was primarily related to the sales growth within the segment and was partially offset by the negative impact of currency translation on costs and expenses.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

The net sales growth of 7.8% in 2006 for this segment consists of internal growth of 6.8%, favorable currency translation of 0.2% and acquisition related growth of 0.8%. Significant growth occurred in the Implant, Orthodontics and Asia businesses, all of which were partially offset by lower sales growth in the Japan business and the continued weakness in the precious metal alloy category within the Dental Laboratory business. The precious metal alloy category was negatively impacted by the reimbursement changes enacted in Germany during 2005 and the dramatic increase in the price of precious metals, which have led to patients choosing lower cost alternatives such as non-precious metals or all ceramics. While the Dental Laboratory business has seen a significant sales growth in Cercon®, the Company’s all ceramic alternative; its growth has not fully offset the previous decline in precious metal restorations. In addition, the Company believes that the internal sales growth within the U.S. region of the Dental Laboratory Business was negatively impacted as a result of the consolidation of distributors, particularly with regard to tooth products, as well as the sales returns associated with the U.S. Strategic Partnership Program.

The increase of 15.3% in operating income for this segment was primarily driven by the sales growth in the Implant, Orthodontic and Asian businesses. In addition, operating income was positively impacted by currency translation.

RESULTS OF CONTINUING OPERATIONS, 2005 COMPARED TO 2004

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sales prices are typically adjusted when the prices of underlying precious metals change.

As the presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
Net Sales	$ 1,715.1	$ 1,694.2	$ 20.9	1.2%
Precious Metal Content of Sales	(172.4)	(213.1)	40.7	-19.1%
Net Sales Excluding Precious Metal Content	$ 1,542.7	$ 1,481.1	$ 61.6	4.2%

The sales growth, excluding precious metal content, of 4.2% was comprised of 2.0% internal growth, 1.6% related to acquisitions and 0.6% due to foreign currency translation. The 2.0% internal growth was comprised of 5.2% in the United States, negative 2.7% in Europe and 3.9% for all other regions combined.

Internal Sales Growth

	December 31, 2005			December 31, 2004
	Percentage of Sales	Internal Growth Rates	Portion of Overall Internal Growth Rate	Percentage of Sales	Internal Growth Rates	Portion of Overall Internal Growth Rate
United States	43.8%	5.2%	2.3%	43.0%	3.4%	1.5%
Europe	36.7%	-2.7%	-1.0%	38.1%	4.1%	1.6%
Other Regions	19.5%	3.9%	0.7%	18.9%	5.2%	0.9%
Overall internal growth rate			2.0%			4.0%

United States, Europe and All Other Regions

The 5.2% internal sales growth, excluding precious metal content, in the United States was driven by strong growth in the dental consumable and dental specialty product categories, offset somewhat by lower sales in the dental laboratory product category. In Europe, the negative 2.7% internal growth resulted from lower sales in the dental laboratory category partially offset by strong growth in the specialty dental and dental consumables product categories. The decrease in the laboratory category was primarily related to reimbursement changes in the German dental market prosthetic procedures which became effective in 2005. The internal growth of 3.9% in all other regions was largely the result of strong growth in the Asian and Latin American regions, partially offset by lower sales growth in the Middle East, Australia and Canada.

Gross Profit

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
Gross Profit	$ 869.0	$ 846.5	$ 22.5	2.7%

Gross Profit as a percentage of net
sales including precious metal content	50.7%	50.0%
Gross Profit as a percentage of net
sales excluding precious metal content	56.3%	57.2%

The 0.9% decrease in gross profit as a percentage of net sales, excluding precious metals content, from 2005 to 2004 was primarily related to the decrease in the laboratory product sales in Europe as discussed previously and costs related to the anesthetic manufacturing facility, partially offset by the impact of new products and manufacturing improvements in many of the Company's businesses.

Expenses

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
Selling, general & administrative expenses ("SG&A")	$ 563.3	$ 544.3	$ 19.0	3.5%
Restructuring, impairment and other costs (income), net	$ 232.8	$ 7.1	$ 225.7	nm

SG&A Expenses

The 3.5% increase in SG&A expenses reflects additional SG&A expenses of $11.1 million from acquired companies and increases from unfavorable translation impacts of approximately $2.5 million. The unfavorable translation impacts were caused by higher average foreign currency exchange rates for the full year of 2005 versus full year 2004 when translating the expenses from the local currencies in which the Company’s subsidiaries conduct operations, into United States Dollars. SG&A expenses, measured against sales, including precious metal content, increased to 32.8% compared to 32.1% in 2004. SG&A expenses, as measured against sales, excluding precious metal content, decreased to 36.5% compared to 36.7% in 2004. The higher expense ratio in 2005 measured against sales, including precious metal content, is primarily the result of lower precious metal sales in 2005 versus 2004 due to the changes in the German reimbursements as previously discussed. The higher expense level in 2004 measured against sales, excluding precious metal content, was primarily related to higher litigation settlement costs, costs related to the Sarbanes-Oxley compliance and costs related to the launch of the Oraqix® product in 2004. In 2005, the Company continued to efficiently manage expenses, including research and development costs, which served to further reduce expenses. These reductions were partially offset by increased costs in 2005 related to the biennial IDS and the initiation of a global tax project.

Restructuring Impairment and Other (Income) Costs, Net

During 2005, the Company recorded restructuring, impairment and other costs of $232.8 million. This amount is primarily attributable to the impairment of the indefinite-lived injectable anesthetic intangible acquired from AstraZeneca in 2001 as well as the impairment of the fixed assets associated with the pharmaceutical manufacturing facility. This impairment charge was recorded as a result of event driven impairment analyses conducted in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” (See also Note 15 to the consolidated financial statements). Included in the $232.8 million charge are restructuring charges of $3.1 million that were recorded during 2005 primarily as a result of the decision to shut down the anesthetics manufacturing facility in Chicago Illinois. These costs were partially offset by a change in estimate of $1.2 million primarily related to the reversal of accrued severance costs associated with the 2004 European Shared Services Center that were no longer necessary.

During 2004, the Company recorded restructuring and other costs of $7.1 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, and the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. These plans are expected to be fully complete during 2007. In addition, restructuring costs were incurred related to the closure of the Company's European central warehouse in Nijmegan, The Netherlands, and transfer of this function to a Company-operated facility in Radolfzell, Germany, which was substantially completed during the first quarter of 2004. This transfer was completed in an effort to improve customer service levels and reduce costs. The Company also incurred additional charges related to the consolidation of its U.S. laboratory businesses, which was initiated in the fourth quarter of 2003. The Company made the decision to consolidate the United States laboratory businesses in order to improve operational efficiencies, to broaden customer penetration and to strengthen customer service. This plan was substantially complete at the end of 2004.

Other Income and Expenses

	Year Ended December 31,
	2005	2004	$ Change
	(in millions)
Net interest expense	$ 8.8	$ 19.7	$ (10.9)
Other (income) expense, net	(6.9)	1.3	(8.2)
Net interest & other expense	$ 1.9	$ 21.0	$ (19.1)

Net Interest (Income) Expense

The decrease in net interest expense from 2004 to 2005 was primarily due to increased interest income generated from the Company's higher average cash, cash equivalents and short-term investment levels, lower average debt levels and the effectiveness of the cross currency interest rate swaps designated as net investment hedges, put into place in the first and fourth quarters of 2005.

Other (Income) Expense, Net

Other (income) expense, net in the 2005 period included $6.7 million of currency transaction gains and $0.2 million of other non-operating gains. The 2004 period included $1.2 million of currency transaction losses and $0.1 million of other non-operating costs. The increase in currency transaction gains from 2004 to 2005 was primarily the result of a transaction involving the transfer in 2005 of intangible assets between legal entities with different functional currencies. Exchange transaction gains or losses occurred from movement of foreign currency rates between the date of the transaction and the date of final financial settlement.

Income Taxes and Net Income

	Year Ended December 31,
	2005	2004	$ Change
	(in millions, except per share data)
Income Tax Rates	36.1%	23.3%
Net Income	$ 45.4	$ 253.2	$ (207.8)
Earnings per common share:
- Diluted	$ 0.28	$ 1.54

Income Taxes

The Company’s effective tax rates for 2005 and 2004 were 36.1% and 23.3%, respectively. During 2005, the Company recorded a tax charge of $4.6 million from the repatriation under the American Jobs Creation Act of 2004, a tax charge of $7.6 million related to the effects of foreign earnings, and a tax benefit of $11.0 million from the release of deferred tax liabilities related to the undistributed earnings of foreign earnings due to the availability of foreign tax credits.

Net Income

The 2005 net income includes after tax impairment and restructuring charges primarily associated with the injectable anesthetic facility and indefinite-lived intangible assets of $178.9 million. The negative impacts of the impairment and restructuring charges were partially offset by net non-recurring benefits related to tax reorganization and repatriation activities of $8.9 million. Income from continuing operations and diluted earnings per share from continuing operations in 2004 included after tax charges of $5.0 million relating to restructuring activities, and a net income tax benefit of $19.5 million, primarily related to adjustments and settling audits of tax returns.

Discontinued Operations

In February 2004, the Company sold its Gendex equipment. Also in the first quarter of 2004, the Company discontinued production of dental needles. Accordingly, the Gendex equipment and needle businesses have been reported as discontinued operations for all periods presented.

There was no income from discontinued operations during 2005 and $42.9 million in 2004. Fully diluted earnings per share from discontinued operations were $0.26 for 2004. The income from discontinued operations in 2004 was almost entirely related to the gain realized on the sale of Gendex business.

Operating Segment Results

In January 2006, the Company revised its operating group structure into three operating groups from the four groups under the prior management structure. These three operating groups are managed by three Senior Vice Presidents and represent the Company’s operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4 to the consolidated financial statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income. In January 2007, the Company revised its operating group structure and expanded into four operating groups. Segment information will be reflected under this revised structure beginning in the first quarter of 2007.

Net Sales, excluding precious metal content
	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 578.7	$ 545.5	$ 33.2	6.1%

Australia/Latin America/Endodontics/
Non-dental	$ 357.8	$ 337.4	$ 20.4	6.1%

Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	$ 609.3	$ 601.5	$ 7.8	1.3%

Segment Operating Income
	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 122.0	$ 123.7	$ (1.7)	-1.3%

Australia/Latin America/Endodontics/
Non-dental	$ 146.8	$ 143.5	$ 3.3	2.3%

Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	$ 100.8	$ 103.4	$ (2.6)	-2.5%

U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada

Net sales for this group increased 6.1% in 2005 compared to 2004. The 6.1% growth rate consisted of internal growth of 5.6% and currency translation of 0.5%. The 5.6% internal growth rate was primarily attributable to the consumable products businesses, including the Oraqix® product which was launched during the fourth quarter of 2004.

Operating income for this segment decreased 1.3% during 2005 compared to 2004. The decrease was related to non-capitalizable costs associated with the pharmaceutical plant in Chicago, partially offset by strong margins on improved sales in the consumable products businesses. In addition, operating profit benefited slightly from currency translation.

During 2005, the Company recorded a $233.1 million ($179.6 million after tax) impairment and restructuring charge against the indefinite-lived injectable anesthetic assets and the long-lived assets associated with the pharmaceutical manufacturing facility (See also Pharmaceutical Business Update section in the MD&A and Note 15 to the consolidated financial statements). This impairment did not impact the Company’s needle-free Oraqix® product.

Australia/Latin America/Endodontics/Non-dental

Net sales for this group increased 6.1% during 2005 compared to 2004. The 6.1% sales growth was comprised of internal growth of 4.2% and currency translation of 1.9%. Solid growth was shown in the endodontic business, the non-dental business and the Latin American businesses, offset slightly by decreases in the Australian business.

Operating income for this segment increased 2.3% during 2005 compared to 2004. The increase was primarily related to the continued strength of the endodontic business, offset slightly by decreases in Australia and Brazil. Australia was negatively impacted by interruptions in the anesthetic supply.

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

Net sales for this group increased 1.3% during 2005 compared to 2004. The 1.3% growth rate consisted of internal growth of negative 2.8%, offset by favorable currency translation of 0.1% and growth of 4.0% due to acquisitions. Significant growth in the implant, orthodontic, Japanese and Asian businesses, was more than offset by weakness in the European laboratory markets. Changes in German reimbursement programs related to prosthetic procedures, as discussed earlier, resulted in lower sales in Germany during 2005 which was the primary driver of the negative 2.8% internal sales growth.

Operating income for this segment decreased 2.5% during 2005 compared to 2004, primarily from the weakness in the European laboratory markets due to the change in the German reimbursement program.

FOREIGN CURRENCY

Since approximately 55% of the Company's 2006 revenues were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. On a net basis, net income benefited from changes in currency translation in 2006 and 2005 compared to prior years.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Goodwill and Other Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment related to goodwill is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Other long-lived assets, such as identifiable intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” these assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company’s significant accounting policies on long-lived assets is included in Note 1 to the consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined primarily by the first-in, first-out (“FIFO”) or average cost methods, with a small portion being determined by the last-in, first-out (“LIFO”) method. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, additional inventory reserves may be required.

Accounts Receivable

The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required. In addition, a negative impact on sales to those customers may occur.

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

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2006, the Company recorded a valuation allowance of $49.4 million against the benefit of certain net operating loss carryforwards of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with Statement of Financial Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates, and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. In establishing its discount rates, the Company predominantly uses observed indices of high-grade corporate bond yields with durations that are equivalent to the expected duration of the underlying liability. The discount rate for each plan is based on observed corporate bond yield indices in the respective economic region covered by the plan. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 14 to the consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. Using the prospective recognition of the funded status of the Company’s defined benefit pension plans and other postretirement benefit plans to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis had the following impact on the Company’s balance sheet: a decrease in long-term assets of $4.7 million, an increase in short-term liabilities of $4.0 million, an increase in long-term liabilities of $6.2 million and a net decrease to accumulated other comprehensive income of $14.9 million. In accordance with the prospective method of adoption, the financial statement amounts for periods prior to December 31, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect these changes (See also Note 14 to the consolidated financial statements).

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. This standard, as amended by SFAS 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

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

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates made by management are based on an analysis made by internal and external legal counsel who considers information known at the time. The Company believes it has estimated any liabilities for probable losses well in the past; however, the unpredictability of court decisions could cause liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2006 were $271.9 million compared to $232.8 million during the year ended December 31, 2005. The increase of $39.1 million was primarily the result of higher earnings in the 2006 period and working capital changes that were not as unfavorable in the 2006 period as they were in the 2005 period. These increases were partially offset by the payment of approximately $23.0 million in taxes during 2006, primarily associated with the 2005 repatriation of earnings. While net income was $178.3 million higher than the prior year on an as reported basis, the net income for 2005 included the non-cash impairment charge of $111.6 related to the impairment of the pharmaceutical facility and the net income for 2006 includes non-cash charges of $13.3 million related to stock-based compensation expense due to the adoption of SFAS 123(R) on January 1, 2006. With regard to the working capital changes, while the impact of working capital changes during the year ended 2006 were still negative, they were less negative than 2005. The working capital for 2005 was adversely affected by the payment of certain non-recurring liabilities in the first quarter of 2005 that were accrued as of December 31, 2004, the record low accounts receivable levels at the end of 2004 compared to more normalized levels in 2005 and above average inventory levels due to the slow sales experienced within the German markets as a result of the reimbursement changes that became effective in January 2005.

Investing activities during 2006 include capital expenditures of $50.6 million. The Company expects that capital expenditures will range from $55 million to $60 million in 2007. During 2006, the Company had expenditures related to the acquisition of identifiable intangible assets of $2.0 million. Also, activity related to the acquisition of businesses, for the year ended December 31, 2006, was $6.6 million which was primarily due to the acquisition of several small companies. Additionally, during the third quarter of 2006, the Company purchased a 40% interest in an acquisition target for $25.5 million (See also Note 3 to the consolidated financial statements).

At December 31, 2005, the Company had authorization to maintain up to 11,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. In December 2006, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 14,000,000 shares of treasury stock. Under this program, the Company purchased 9,689,024 shares during 2006 at an average price of $30.32. As of December 31, 2006 and 2005, the Company held 10,984,633 and 5,066,566 shares of treasury stock, respectively. The Company also received proceeds of $53.6 million as a result of the exercise of 3,770,963 stock options during the year ended December 31, 2006.

The Company’s long-term borrowings decreased by a net of $313.5 million during the year ended December 31, 2006. This net change included net repayments of $363.2 million during the year ended 2006, partially offset by an increase of $49.7 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the year ended December 31, 2006, the Company’s ratio of long-term debt to total capitalization decreased to 22.4% compared to 35.3% at December 31, 2005.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2006, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million U.S. facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $208.7 million outstanding under the multi-currency facility and $105.1 million outstanding under the commercial paper facilities at December 31, 2006.

The Company also has access to $29.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2006, $2.8 million is outstanding under these short-term lines of credit.

At December 31, 2006, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $212.5 million.

At December 31, 2006, the Company held $71.3 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The Company's cash, cash equivalents and short-term investments decreased $369.4 million during the year ended December 31, 2006 to $65.1 million. In 2006, the Company had net repayments of $363.2 million related to long-term borrowings and repurchased $293.8 million in treasury stock. The net repayment of $363.2 million of long term borrowings was primarily due to the December repayment of $462.7 million related to the Eurobond as well as payments of $106.6 million related to the Swiss franc denominated private placement notes. These repayments were partially offset by borrowings of $103.7 million under the revolving credit agreement and $97.3 million under the commercial paper facility. Throughout most of 2006 and until the repayment of the Eurobond in December, the Company continued to maintain significant cash, cash equivalents and short-term investment balances rather than pre-pay debt, as a result of pre-payment penalties that would have been incurred in retiring both the debt and the related interest rate swap agreements. Additionally, the Company did not repay this debt prior to its due date due to the low cost of the debt, net of earnings on the cash, cash equivalents and short-term investments.

The Company has $51.0 million of long-term borrowings coming due in 2007. The Company intends to refinance this debt obligation and portions of its U.S. dollar commercial paper either through borrowings under the revolving credit agreement or other borrowing facilities available to the Company. Any debt that is repaid through the use of the revolving credit agreement or the other borrowing facilities will effectively convert the maturity of the debt beyond 2007.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2006:

				Greater
	Less Than	1-3	3-5	Than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
			(in thousands)
Long-term borrowings	$ 221	$ 1,638	$ 364,991	$ 532	$ 367,382
Operating leases	19,818	21,904	7,854	2,523	52,099
Interest on long-term borrowings, net
of interest rate swap agreements	(9,193)	(19,068)	10,174	957	(17,130)
Postretirement obligations	7,673	14,504	17,068	46,123	85,368
Precious metal consignment agreements	71,260	-	-	-	71,260
	$ 89,779	$ 18,978	$ 400,087	$ 50,135	$ 558,979

The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The statement also requires that the Company recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 eliminates the ability to select a measurement date for plan assets and obligations that is prior to the Company’s year-end balance sheet date. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, with the requirement to align the measurement date and the year-end balance sheet being effective for years ending after December 15, 2008. Early adoption of the alignment of the measurement date and the year-end balance sheet is encouraged. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. The Company will also early adopt the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company will adopt this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. The net of tax adjustment to retained earnings will be $0.4 million (See also Note 1 to the consolidated financial statements).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective at the end of the Company’s 2006 fiscal year. This standard does not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects to record an adjustment to reduce opening retained earnings by up to $8.0 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information below provides information about the Company's market sensitive financial instruments and includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company's exposure on its net investments in subsidiaries denominated in foreign currencies. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $367.5 million versus its carrying value of $367.4 million as of December 31, 2006. The fair value approximated the carrying value since much of the Company’s debt is variable rate and reflects current market rates. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2006, the fair value of these instruments was $45.7 million versus their carrying values of $45.6 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2006 versus the rates at issuance of the notes.

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

Foreign Exchange Risk Management The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged.

The Company selectively enters into forward foreign exchange contracts to hedge anticipated purchases of product to effectively fix certain variable costs. These forwards are used to stabilize the cost of certain of the Company's products. The Company generally accounts for the forward foreign exchange contracts as cash flow hedges under SFAS 133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the forward foreign exchange contracts. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. During the fourth quarter of 2006, the Company elected to prospectively measure the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. The Company’s significant contracts outstanding as of December 31, 2006 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments, which are included in accumulated other comprehensive income.

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of CHF 457 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $64.4 million. These cross currency swaps are designated as net investment hedge of the Swiss net assets. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.7 million. These cross currency swaps are designated as a net investment hedge of the Euro denominated net assets. The interest rate differential is recognized in earnings as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

At December 31, 2006 and 2005, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2006 and December 31, 2005, the estimated net fair values of the cross currency interest rate swap agreements were ($48.1) million and $32.8 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2006 and

2005, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $105.8 million and $77.4 million, respectively, which were included in accumulated other comprehensive income, net of tax effects. The Company’s outstanding debt denominated in foreign currencies and the outstanding cross currency interest rate swaps as of December 31, 2006 are summarized in the table that follows.

Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2006, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years. The other swap, effective March 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years.

Through December 2006, the Company had used interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” In accordance with SFAS 133, the interest rate swap and underlying Eurobond have been marked-to-market via the income statement. As of December 31, 2005, the accumulated fair value of the interest rate swap was $5.3 million and was recorded in Prepaid Expenses and Other Current Assets with the notional amount of the underlying Eurobond being increased by a corresponding amount at December 31, 2005. As the interest rate swap matured and the Eurobond was repaid in December 2006, there was no accumulated fair value related to the interest rate swap recorded on the Company’s financial statements at December 31, 2006.

From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company’s obligation to pay on $315 million LIBOR plus approximately 1.34%, and the counterparty’s obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

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

The cross-currency element of the integrated transaction continued to be marked-to-market in the income statement (completely offset by the corresponding change in the Eurobonds) through June 2005. In June 2005, the Company terminated the cross currency element of the integrated transaction in response to the rapid rise in U.S. dollar short-term interest rates, converting the debt back into a Euro variable instrument. Upon termination, the Company realized the remaining $20.2 million of accumulated value of the swap.

Commodity Risk Management The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges under SFAS 133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold. During the fourth quarter of 2006, the Company elected to prospectively measure the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding as of December 31, 2006 are summarized in the table that follows.

Off Balance Sheet Arrangements

Consignment Arrangements

The Company consigns the precious metals used in the production of precious metal alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

As precious metal prices fluctuate, the Company evaluates the impact of the precious metal price fluctuation on its target gross margins for precious metal alloy products and revises the prices customers are charged for precious metal alloy products accordingly, depending upon the magnitude of the fluctuation. While the Company does not separately invoice customers for the precious metal content of precious metal alloy products, the underlying precious metal content is the primary component of the cost and sales price of the precious metal alloy products. For practical purposes, if the precious metal prices go up or down by a small amount, the Company will not immediately modify prices, as long as the cost of precious metals embedded in the Company’s precious metal alloy price closely approximates the market price of the precious metal. If there is a significant change in the price of precious metals, the Company adjusts the price for the precious metal alloys, maintaining its margin on the products.

At December 31, 2006, the Company had 118,486 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $71.3 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2006, the average annual rate charged by the consignor banks was 1.2%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

	EXPECTED MATURITY DATES
	(represents notional amounts for derivative financial instruments)
							December 31, 2006
						2012 and	Carrying	Fair
	2007	2008	2009	2010	2011	beyond	Value	Value
	(in thousands)
Financial Instruments

Notes Payable:
U.S. dollar denominated	$ 23	$ -	$ -	$ -	$ -	$ -	$ 23	$ 23
Average interest rate	0.00%						0.00%
Denmark krone denominated	12	-	-	-	-	-	12	12
Average interest rate	6.00%						6.00%
Euro denominated	85	-	-	-	-	-	85	85
Average interest rate	4.63%						4.63%
Brazil Reais denominated	2,654	-	-	-	-	-	2,654	2,654
Average interest rate	14.47%						14.47%
	2,774	-	-	-	-	-	2,774	2,774
	14.01%						14.01%
Current Portion of Long-term Debt:
U.S. dollar denominated	73	-	-	-	-	-	73	73
Average interest rate	6.65%						6.65%
Euro denominated	148	-	-	-	-	-	148	148
Average interest rate	2.84%						2.84%
	221	-	-	-	-	-	221	221
	4.10%						4.10%
Long Term Debt:
U.S. dollar denominated	-	55	26	110,433	-	-	110,514	110,514
Average interest rate		6.81%	7.91%	5.31%			5.31%
Swiss franc denominated	-	-	-	98,882	-	-	98,882	98,972
Average interest rate				3.30%			3.30%
Japanese yen denominated	-	1,360	-	105,417	-	-	106,777	106,777
Average interest rate		0.25%		0.89%			0.88%
Euro denominated	-	112	85	50,190	69	532	50,988	50,988
Average interest rate		2.87%	3.05%	3.71%	3.26%	3.26%	3.70%
	-	1,527	111	364,922	69	532	367,161	367,251
		0.68%	4.17%	3.27%	3.26%	3.26%	3.26%

Derivative Financial Instruments

Foreign Exchange Forward Contracts:
Forward sale, 9.4 million
Australian dollars	7,379	-	-	-	-	-	(76)	(76)
Forward sale, 20.3 million
Canadian dollars	15,979	1,440	-	-	-	-	554	554
Forward purchase, 4.1 million
Canadian dollars	(3,487)	-	-	-	-	-	(57)	(57)
Forward sale, 2.4 billion
Japanese yen	20,229	-	-	-	-	-	364	364
Forward purchase, 1.9 billion
Japanese yen	(14,790)	(1,560)	-	-	-	-	(580)	(580)
Forward sale, 14.8 million
Mexican Pesos	1,373	-	-	-	-	-	(5)	(5)
Forward purchase, 38.8 million
Euros	(51,127)	-	-	-	-	-	(550)	(550)
Forward purchase, 2.2 million
Swiss francs	1,804	-	-	-	-	-	5	5

Interest Rate Swaps:
Interest rate swaps - Japanese yen	-	-	-	-	-	105,417	(1,061)	(1,061)
Average interest rate						1.6%
Interest rate swaps - Swiss francs	-	-	-	-	-	53,287	(3,939)	(3,939)
Average interest rate						4.2%

Cross Currency Basis Swaps:
Swiss franc 593.4 million @ 1.21	-	-	-	486,473	-	-	4,369	4,369
pay CHF 3mo. Libor rec. USD 3mo. Libor				-3.44%
Euros 358.0 million @ $1.17	-	-	-	472,202	-	-	(52,517)	(52,517)
pay EUR 3mo. Libor rec. USD 3mo. Libor				-1.65%

Commodity Contracts:
Silver Swap - U.S. dollar	1,380	-	-	-	-	-	198	198
Platinum Swap - U.S. dollar	2,169	-	-	-	-	-	(62)	(62)

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board, President, and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 23, 2007		February 23, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of DENTSPLY International Inc.

We have completed integrated audits of DENTSPLY International Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2007

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2006	2005	2004
	(in thousands, except per share amounts)

Net sales (Note 4)	$ 1,810,496	$ 1,715,135	$ 1,694,232
Cost of products sold	881,485	846,117	847,714

Gross profit	929,011	869,018	846,518
Selling, general and administrative expenses	606,410	563,341	544,264
Restructuring, impairment and other costs (Note 15)	7,807	232,755	7,124

Operating income	314,794	72,922	295,130

Other income and expenses:
Interest expense	10,801	17,773	25,098
Interest income	(12,484)	(9,005)	(5,469)
Other (income) expense, net (Note 5)	1,640	(6,884)	1,346

Income before income taxes	314,837	71,038	274,155
Provision for income taxes (Note 13)	91,119	25,625	63,869

Income from continuing operations	223,718	45,413	210,286

Income from discontinued operations, net of tax (Note 6)	-	-	42,879

Net income	$ 223,718	$ 45,413	$ 253,165

Earnings per common share - basic (Note 2)
Continuing operations	$ 1.44	$ 0.29	$ 1.31
Discontinued operations	-	-	0.27
Total earnings per common share - basic	$ 1.44	$ 0.29	$ 1.58

Earnings per common share - diluted (Note 2)
Continuing operations	$ 1.41	$ 0.28	$ 1.28
Discontinued operations	-	-	0.26
Total earnings per common share - diluted	$ 1.41	$ 0.28	$ 1.54

Cash dividends declared per common share	$ 0.14500	$ 0.12500	$ 0.10875

Weighted average common shares outstanding (Note 2):
Basic	155,229	159,191	160,775
Diluted	158,271	162,017	164,028

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$ 65,064	$ 433,984
Short-term investments	79	541
Accounts and notes receivable-trade, net (Note 1)	290,791	254,822
Inventories, net (Notes 1 and 7)	232,441	208,179
Prepaid expenses and other current assets (Notes 13 and 16)	129,816	135,562

Total Current Assets	718,191	1,033,088

Property, plant and equipment, net (Notes 1 and 8)	329,616	316,218
Identifiable intangible assets, net (Notes 1 and 9)	67,648	68,600
Goodwill, net (Notes 1 and 9)	995,382	933,227
Other noncurrent assets (Notes 13, 14 and 16)	70,513	59,240

Total Assets	$ 2,181,350	$ 2,410,373

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 79,951	$ 82,317
Accrued liabilities (Note 10)	181,196	162,890
Income taxes payable	47,292	86,859
Notes payable and current portion
of long-term debt (Note 11)	2,995	412,212

Total Current Liabilities	311,434	744,278

Long-term debt (Note 11)	367,161	270,104
Deferred income taxes	53,191	42,912
Other noncurrent liabilities (Note 14 and 16)	175,507	106,295
Total Liabilities	907,293	1,163,589

Minority interests in consolidated subsidiaries	222	188

Commitments and contingencies (Note 17)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.005 par value; 200 million shares authorized;
162.8 million shares issued at December 31, 2006 and December 31, 2005	814	814
Capital in excess of par value	168,135	175,623
Retained earnings	1,353,156	1,151,856
Accumulated other comprehensive income	79,914	56,454
Treasury stock, at cost, 11.0 million shares at December 31, 2006
and 5.1 million shares at December 31, 2005	(328,184)	(138,151)

Total Stockholders' Equity	1,273,835	1,246,596

Total Liabilities and Stockholders' Equity	$ 2,181,350	$ 2,410,373

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital in		Other	Unearned		Total
	Common	Excess of	Retained	Comprehensive	ESOP	Treasury	Stockholders'
	Stock	Par Value	Earnings	Income (Loss)	Compensation	Stock	Equity
	(in thousands)

Balance at December 31, 2003	$ 814	$ 169,889	$ 889,601	$ 104,920	$ (380)	$ (39,838)	$ 1,125,006

Comprehensive Income:
Net income	-	-	253,165	-	-	-	253,165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	69,884	-	-	69,884
Unrealized gain on available-for-sale
securities	-	-	-	191	-	-	191
Net loss on derivative financial
instruments	-	-	-	(9,086)	-	-	(9,086)
Minimum pension liability adjustment	-	-	-	(1,809)	-	-	(1,809)

Comprehensive Income							312,345

Exercise of stock options	-	4,257	-	-	-	41,061	45,318
Tax benefit from stock options exercised	-	18,068	-	-	-	-	18,068
Share based compensation expense	-	1,089	-	-	-	-	1,089
Treasury shares purchased	-	-	-	-	-	(37,703)	(37,703)
Cash dividends ($0.10875 per share)	-	-	(16,504)	-	-	-	(16,504)
Decrease in unearned ESOP compensation	-	-	-	-	380	-	380

Balance at December 31, 2004	$ 814	$ 193,303	$ 1,126,262	$ 164,100	$ -	$ (36,480)	$ 1,447,999

Comprehensive Income:
Net income	-	-	45,413	-	-	-	45,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(123,202)	-	-	(123,202)
Unrealized gain on available-for-sale
securities	-	-	-	22	-	-	22
Net gain on derivative financial
instruments	-	-	-	27,951	-	-	27,951
Minimum pension liability adjustment	-	-	-	(12,417)	-	-	(12,417)

Comprehensive Income							(62,233)

Exercise of stock options	-	(31,313)	-	-	-	63,089	31,776
Share based compensation expense	-	990	-	-	-	-	990
Tax benefit from stock options exercised	-	12,643	-	-	-	-	12,643
Treasury shares purchased	-	-	-	-	-	(164,760)	(164,760)
Cash dividends ($0.125 per share)	-	-	(19,819)	-	-	-	(19,819)

Balance at December 31, 2005	$ 814	$ 175,623	$ 1,151,856	$ 56,454	$ -	$ (138,151)	$ 1,246,596

Comprehensive Income:
Net income	-	-	223,718	-	-	-	223,718
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	79,127	-	-	79,127
Unrealized loss on available-for-sale
securities	-	-	-	(31)	-	-	(31)
Net loss on derivative financial
instruments	-	-	-	(47,877)	-	-	(47,877)
Minimum pension liability adjustment	-	-	-	8,362	-	-	8,362

Comprehensive Income							263,299

Exercise of stock options	-	(45,929)	-	-	-	99,540	53,611
Tax benefit from stock options exercised	-	18,923	-	-	-	-	18,923
Share based compensation expense	-	19,623	-	-	-	-	19,623
Funding of Employee Stock Option Plan	-	(105)	-	-	-	4,199	4,094
Unrecognized losses and prior service cost, net	-	-	-	(16,121)	-	-	(16,121)
Treasury shares purchased	-	-	-	-	-	(293,772)	(293,772)
Cash dividends ($0.145 per share)	-	-	(22,418)	-	-	-	(22,418)

Balance at December 31, 2006	$ 814	$ 168,135	$ 1,353,156	$ 79,914	$ -	$ (328,184)	$ 1,273,835

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:

Net income	$ 223,718	$ 45,413	$ 253,165
Less income from discontinued operations	-	-	42,879
Net income from continuing operations	$ 223,718	$ 45,413	$ 210,286

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	40,419	42,031	40,841
Amortization	7,015	8,529	8,455
Deferred income taxes	53,700	(91,777)	7,058
Share based compensation expense	19,623	990	1,089
Restructuring, impairment and other costs	893	232,755	7,124
Other non-cash costs (income)	271	(2,017)	(394)
Loss on disposal of property, plant and equipment	509	1,506	958
Non-cash ESOP compensation	-	-	380
Changes in operating assets and liabilities, net of
acquisitions and divestitures:
Accounts and notes receivable-trade, net	(19,979)	(31,589)	16,061
Inventories, net	(10,775)	(7,460)	4,103
Prepaid expenses and other current assets	(404)	(4,230)	(765)
Other non current assets	705	(854)	1,643
Accounts payable	(6,581)	(6,784)	(1,386)
Accrued liabilities	6,114	(14,465)	5,756
Income taxes	(43,418)	54,045	27,584
Other non current liabilities	45	6,676	1,739
Cash flows used in discontinued operating activities	-	-	(24,273)

Net cash provided by operating activities	271,855	232,769	306,259

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(32,083)	(18,097)	(17,165)
Capital expenditures	(50,616)	(45,293)	(52,036)
Expenditures for identifiable intangible assets	(1,998)	(3,473)	(7,573)
Purchases of short-term investments	(285,412)	(148,546)	(142,867)
Liquidations of short-term investments	285,638	241,264	48,103
Proceeds from sale of Gendex	-	-	102,500
Proceeds from sale of property, plant and equipment	8,180	555	1,788
Realization of cross currency swap value	-	23,836	13,664
Other	-	-	(1,756)
Cash flows used in discontinued operations' investing activities	-	-	(148)

Net cash (used in) provided by investing activities	(76,291)	50,246	(55,490)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	206,323	6,700	-
Payments on long-term borrowings	(569,573)	(66,805)	(22,151)
(Decrease) increase in short-term borrowings	1,244	(141)	624
Proceeds from exercise of stock options	53,611	31,776	45,318
Excess tax benefits from share based compensation	11,461	-	-
Cash paid for treasury stock	(293,772)	(164,760)	(37,703)
Cash dividends paid	(21,863)	(19,141)	(15,823)

Net cash used in financing activities	(612,569)	(212,371)	(29,735)

Effect of exchange rate changes on cash and cash equivalents	48,085	(40,201)	18,752

Net (decrease) increase in cash and cash equivalents	(368,920)	30,443	239,786

Cash and cash equivalents at beginning of period	433,984	403,541	163,755

Cash and cash equivalents at end of period	$ 65,064	$ 433,984	$ 403,541

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2006	2005	2004
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$ 11,170	$ 19,864	$ 24,836
Income taxes paid	$ 68,407	$ 62,291	$ 44,952

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies employed by the Company are discussed below and in other notes to the consolidated financial statements.

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

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities at the date of purchase greater than ninety days and with remaining maturities of approximately one year or less.

Accounts and Notes Receivable-Trade

The Company sells dental equipment and supplies both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances which were $16.6 million and $15.3 million at December 31, 2006 and 2005, respectively. The Company recorded provisions for doubtful accounts, included in “Selling, general and administrative expenses,” of approximately $2.1 million for 2006, 2005, and 2004.

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2006 and 2005, the cost of $11.2 million, or 4.8%, and $10.3 million, or 5.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2006 and 2005 by $3.3 million and $2.6 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and other long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these environments or assumptions, future cash flows, the key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. Information with respect to the Company’s significant accounting policies on long-lived assets for each category of long-lived asset is discussed below.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years. The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to operations; replacements and major improvements are capitalized. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

The Company performed the required annual impairment tests in the second quarter of 2006 and no impairment was identified. This impairment assessment included an evaluation of approximately twenty-five reporting units. In addition to the annual impairment test, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments are performed as necessary.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. This standard, as amended by SFAS 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

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

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates, and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 14 to the consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. Using the prospective recognition of the funded status of the Company’s defined benefit pension plans and other postretirement benefit plans to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis had the following impact on the Company’s balance sheet: a decrease in long-term assets of $4.7 million, an increase in short-term liabilities of $4.0 million, an increase in long-term liabilities of $6.2 million and a net decrease to accumulated other comprehensive income of $14.9 million. In accordance with the prospective method of adoption, the financial statement amounts for periods prior to December 31, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect these changes (See also Note 14 to the consolidated financial statements).

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are made by management based on an analysis made by internal and external legal counsel, which considers information known at the time. Legal costs related to these lawsuits are expensed as incurred.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within accumulated other comprehensive income. During the year ended December 31, 2006, the Company had translation gains of $89.0 million, partially offset by losses of $9.9 million on its loans designated as hedges of net investments. During the years ended December 31, 2005 and 2004, the Company had translation losses of $173.3 million and gains of $104.9 million, respectively, partially offset by gains of $50.1 and losses of $35.0 million, respectively, on its loans designated as hedges of net investments.

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange gains of $0.2 million and $6.7 million in 2006 and 2005, respectively, and exchange losses of $1.2 million in 2004 are included in “Other expense (income), net.”

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is probable and pricing is fixed or determinable. Net sales include shipping and handling costs collected from customers in connection with the sale. Sales taxes, value added taxes and other similar types of taxes collected from customers in connection with the sale are recorded by the Company on a net basis and are not included in the statement of income.

A significant portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $187.4 million, $172.4 million and $213.1 million for 2006, 2005 and 2004, respectively.

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience.

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” and amounted to approximately $44.4 million, $47.0 million, and $44.6 million for 2006, 2005 and 2004, respectively.

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with SFAS 109. Under SFAS 109, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

The Company accounts for income tax contingencies in accordance with the Statement of Financial Standards No. 5, “Accounting for Contingencies.”

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

Stock Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost of share-based payments is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company applied the intrinsic value method and accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, the consolidated financial statements as of and for the periods ended December 31, 2006 reflect the impact of adopting SFAS 123(R). Also in accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to January 1, 2006 presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

In addition to the requirement to recognize compensation cost for those awards granted subsequent to the adoption of SFAS 123(R), SFAS 123(R) also requires that stock-based compensation be recognized for stock-based awards granted prior to the adoption of SFAS 123(R), but not yet vested as of the date of adoption. This compensation cost is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and SFAS 123. Accordingly, the compensation cost recognized by the Company during the period ended December 31, 2006 included both the compensation cost associated with stock-based awards granted during the periods, as well as compensation cost associated with any unvested awards as of December 31, 2005.

For 2006, there have been changes to the financial statements as a result of adopting SFAS 123(R) compared to applying the original provisions of SFAS 123. Income before income taxes decreased by $18.5 million. Income from continuing operations and net income decreased $13.3 million or $0.09 per basic share or $0.08 per fully diluted share. Cash flows from operating activities decreased $11.5 million and cash flows from financing activities increased $11.5 million, as a result of excess tax benefits on options exercised during 2006 (See also Note 12 to the consolidated financial statements).

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales in 2006, 2005 and 2004. In 2006, the Company had three reportable segments and a description of the activities of these segments is included in Note 4 to the consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the fair value of the Company’s available-for-sale investment securities and certain derivative financial instruments and changes in its minimum pension liability are recorded in accumulated other comprehensive income (loss). These changes are recorded in accumulated other comprehensive income (loss) net of any related tax effects. For the years ended December 31, 2006, 2005 and 2004, these adjustments were net of tax effects of $73.6 million, $48.1 million and $32.0 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	December 31,
	2006	2005
	(in thousands)
Foreign currency translation adjustments	$ 135,341	$ 56,214
Net (loss) gain on derivative financial
instruments	(32,565)	15,312
Unrealized gain on available-for-sale securities	333	364
Minimum Pension Liability	-	(15,436)
Unrecognized losses and prior service cost, net	(23,195)	-
	$ 79,914	$ 56,454

The cumulative foreign currency translation adjustments included translation gains of $216.9 million and $127.9 million as of December 31, 2006 and 2005, respectively, offset by losses of $81.6 million and $71.7 million, respectively, on loans designated as hedges of net investments.

The following table details the impact on the relevant components of accumulated other comprehensive income as a result of adopting the provisions of SFAS 158.

		2006 Minimum	Initial	Impact
	December 31,	Pension Liability	Application	of Change in	December 31,
	2005	Per SFAS 87	of SFAS 158	Exchange Rates	2006
(in thousands)
Accumulated other comprehensive
income, net of tax	$ (15,436)	$ 8,362	$ (14,859)	$ (1,262)	$ (23,195)

Revisions in Classification

Certain revisions of classification have been made to prior years' data in order to conform to current year presentation.

Cost of Sales

Cost of sales represents costs directly related to the manufacture and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, warehousing and the depreciation of manufacturing, warehousing and distribution facilities. Overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Selling, General and Administrative

Selling, general and administrative expenses represent costs incurred in generating revenues and in managing the business of the Company. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, amortization of capitalized software and depreciation of administrative facilities.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The statement also requires that the Company recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 eliminates the ability to select a measurement date for plan assets and obligations that is prior to the Company’s year-end balance sheet date. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, with the requirement to align the measurement date and the year-end balance sheet being effective for years ending after December 15, 2008. Early adoption of the alignment of the measurement date and the year-end balance sheet is encouraged. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. The Company will also early adopt the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company will adopt this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. The net of tax adjustment to retained earnings will be $0.4 million (See also Note 14 to the consolidated financial statements).

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective at the end of the Company’s 2006 fiscal year. This standard does not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects to record an adjustment to reduce opening retained earnings by up to $8.0 million.

NOTE 2 - EARNINGS PER COMMON SHARE

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K.

The following table sets forth the computation of basic and diluted earnings per common share:

					Earnings per common share
	Income From	Income From
	Continuing	Discontinued	Net		Continuing	Discontinued
	Operations	Operations	Income	Shares	Operations	Operations	Total
	(in thousands, except per share amounts)
Year Ended December 31, 2006
Basic	$ 223,718	$ -	$ 223,718	155,229	$ 1.44	$ -	$ 1.44
Incremental shares from
assumed exercise of
dilutive options	-	-	-	3,042

Diluted	$ 223,718	$ -	$ 223,718	158,271	$ 1.41	$ -	$ 1.41

Year Ended December 31, 2005
Basic	$ 45,413	$ -	$ 45,413	159,191	$ 0.29	$ -	$ 0.29
Incremental shares from
assumed exercise of
dilutive options	-	-	-	2,826

Diluted	$ 45,413	$ -	$ 45,413	162,017	$ 0.28	$ -	$ 0.28

Year Ended December 31, 2004
Basic	$ 210,286	$ 42,879	$ 253,165	160,775	$ 1.31	$ 0.27	$ 1.58
Incremental shares from
assumed exercise of
dilutive options	-	-	-	3,253

Diluted	$ 210,286	$ 42,879	$ 253,165	164,028	$ 1.28	$ 0.26	$ 1.54

Options to purchase 0.1 million, 2.2 million and 1.0 million shares of common stock that were outstanding during the years ended 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Effective January 2005, the Company acquired all the outstanding capital stock of GAC SA from the Gebroulaz Foundation. GAC SA is primarily a distributor of orthodontic products with subsidiaries in Switzerland, France, Germany and Norway. The Company purchased GAC SA primarily to further strengthen its orthodontic business through the acquired company's presence in the orthodontic market in Europe. In May 2005, the Company acquired the assets of Raintree Essix, L.L.C. ("Raintree"). Raintree is a brand leader for specialty plastic sheets used in orthodontic treatment, as well as other accessories for the orthodontic market. The Company purchased Raintree primarily to further strengthen its orthodontic product offerings. In May 2005, the Company also acquired all the outstanding capital stock of Glenroe Technologies, Inc. ("Glenroe"). Glenroe is a manufacturer of orthodontic accessory products including elastic force materials, specialty plastics, and intricate molded plastic parts, including NEOCLIPS, a new product used with DENTSPLY's newly launched Interactive MYSTIQUE bracket (the world's first low friction translucent ceramic bracket). The Company purchased Glenroe primarily to further strengthen its orthodontic product offerings. The above described transactions included aggregate payments at closing of approximately $18.1 million (net of cash acquired of $2.7 million). Each transaction included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). All of these acquired companies are included in the "Dental Laboratory Business/Implants/Orthodontics/Japan/Asia" operating segment.

The results of operations of the acquired companies are included in the accompanying financial statements since the effective dates of the transactions. The purchase price of these acquisitions has been allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed. The aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$ 6,033
Property, plant and equipment	2,063
Identifiable intangible assets and goodwill	25,094
Other long-term assets	26
Total assets	$ 33,216

Current liabilities	(5,070)
Other long-term liabilities	(2,049)
Total liabilities	$ (7,119)

Net assets	$ 26,097

During 2006, the Company acquired a small dental business in Asia, an implant distribution business in Italy, and the remaining 40% interest of a dental manufacturing business in Brazil (the Company had owned 60% of this business since 2001). The aggregate purchase price for these three transactions was approximately $6.6 million (net of cash acquired of $0.3 million). The purchase agreement for the business in Asia also provides for an additional payment to be made based upon the operating performance of the business during the five-year period ending in February 2011. The results of operations for the Asian and Italian businesses have been included in the accompanying financial statements since the effective date of the transactions, and the purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. As the Company had previously owned a controlling 60% interest in the Brazilian business, the balance sheet and the results of operations of that business have been consolidated in the Company’s financial statements since 2001, with the resulting immaterial minority interest in net income or net loss being removed through Other (income) expense, net and the minority share of equity being shown on the balance sheet in Minority interests in consolidated subsidiaries.

During 2006, the Company also acquired a 40% interest in Materialise Dental N.V. (“Materialise), a simulation software company and a leading manufacture of a variety of surgical guides to assist in the placement of dental implants. The 40% interest was purchased for approximately $25.5 million and the transaction provides the opportunity for the Company to acquire the remaining 60% interest over time. The Company will account for this investment under the equity method due to the Company’s ability to exercise significant influence over operational and financial policy, as evidenced by the Company assuming two Director seats of Materialise. As required by APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the difference between the cost of an equity investment and the underlying equity in the net assets of the investee should be accounted for according to its nature. As such, the Company has determined the difference between the cost of the investment in Materialise and the Company’s proportionate share of the underlying equity in the net assets of Materialise, and has evaluated this difference to determine its nature. Based on this evaluation, the Company has determined that the investment in Materialise exceeds the Company’s underlying equity in the net assets by approximately $24.5 million, of which $2.8 million is attributable primarily to patents and other intangible assets, with the remainder being attributable to goodwill. The amount attributable to patents and other intangible assets will be amortized over five to nine years which is the estimated useful life of the underlying assets. The Company’s equity in the net income (loss) of Materialise is not material and is included in “Other (income) expense, net.”

The Company has evaluated its investment in Materialise in accordance with the provisions in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and has determined that the Company should not consolidate Materialise as of December 31, 2006. The Company will continue to periodically evaluate its investment in Materialise under the provisions of FIN 46 which may result in the future consolidation of Materialise by the Company.

Divestitures

On February 27, 2004, the Company sold the assets and related liabilities of the Gendex business for $102.5 million cash, plus the assumption of certain pension liabilities. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax). Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. The sale of Gendex narrows the Company’s product lines to focus primarily on dental consumables, dental laboratory products, and specialty dental products.

NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1 to the consolidated financial statements). The Company measures segment income for reporting purposes as net operating profit before restructuring, impairment, interest and taxes. A description of the services provided within each of the Company’s three reportable segments is provided below. The disclosure below reflects the Company's segment reporting structure through December 31, 2006. In January 2007, the Company revised its operating group structure and expanded into four operating groups. Segment information will be reflected under this revised structure beginning in the first quarter of 2007.

A description of the activities of the Company’s three reportable segments follows:

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

Dental Laboratory Business/Implants/Orthodontics/Japan/Asia

This business group includes the responsibility for the design and manufacture of laboratory products in the U.S., Puerto Rico, Germany, The Netherlands and China and for the sales and distribution of these products in the U.S., Germany, Austria, the U.K., Benelux, Scandinavia, Iberia, Eastern Europe, and certain products in Italy. Additionally, this business group is responsible for the design, manufacture, worldwide sales and distribution of substantially all of the Company’s dental implant and bone grafting materials and the worldwide sales and distribution of the Company’s orthodontic products. This business group is also responsible for sales and distribution of all Company products throughout Asia and Japan.

Significant interdependencies exist among the Company's operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of selling, general and administrative costs.

Generally, the Company evaluates performance of the operating groups based on the groups' operating income and net third party sales, excluding precious metal content. The Company considers net third party sales, excluding precious metal content, as the appropriate sales measurement due to the fluctuations of precious metal prices and due to the fact that the precious metal content is largely a pass-through to customers and has minimal effect on earnings.

The following table sets forth information about the Company’s operating groups for 2006, 2005 and 2004.

Third Party Net Sales, including precious metal content

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 606,954	$ 580,526	$ 546,533
Australia/Latin America/Endodontics/
Non-Dental	368,421	359,870	339,130
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	839,097	777,899	811,879
All Other (a)	(3,976)	(3,160)	(3,310)
Total Net Sales	$ 1,810,496	$ 1,715,135	$ 1,694,232

Third Party Net Sales, excluding precious metal content

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 604,167	$ 578,681	$ 545,537
Australia/Latin America/Endodontics/
Non-Dental	366,174	357,848	337,380
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	656,709	609,342	601,476
All Other (a)	(3,976)	(3,160)	(3,310)
Total Net Sales, excluding Precious Metal Content	$ 1,623,074	$ 1,542,711	$ 1,481,083
Precious Metal Content of Sales	187,422	172,424	213,149
Total Net Sales, including Precious Metal Content	$ 1,810,496	$ 1,715,135	$ 1,694,232

(a)	Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Intersegment Net Sales

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 121,639	$ 121,054	$ 119,841
Australia/Latin America/Endodontics/
Non-Dental	72,431	63,616	60,006
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	44,456	28,238	26,173
All Other (b)	128,306	127,790	127,500
Eliminations	(366,832)	(340,698)	(333,520)
Total	$ -	$ -	$ -

Depreciation and Amortization

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 12,512	$ 16,439	$ 13,525
Australia/Latin America/Endodontics/
Non-Dental	11,571	10,945	10,176
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	15,100	15,645	17,234
All Other (a)	8,251	7,531	8,361
Total	$ 47,434	$ 50,560	$ 49,296

Segment Operating Income
	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 148,592	$ 122,049	$ 123,696
Australia/Latin America/Endodontics/
Non-Dental	148,664	146,768	143,472
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	116,175	100,783	103,387
All Other (a)	(90,830)	(63,923)	(68,301)
Segment Operating Income	$ 322,601	$ 305,677	$ 302,254

Reconciling Items:
Restructuring and other costs	7,807	232,755	7,124
Interest Expense	10,801	17,773	25,098
Interest Income	(12,484)	(9,005)	(5,469)
Other (income) expense, net	1,640	(6,884)	1,346
Income before income taxes	$ 314,837	$ 71,038	$ 274,155

(a)	Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

(b)	Includes: one distribution warehouse not managed by named segments and Corporate.

Assets

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada (b)	$ 457,690	$ 458,938	$ 642,214
Australia/Latin America/Endodontics/
Non-Dental	593,532	566,798	582,828
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia (b)	882,210	766,410	861,811
All Other (a)	247,918	618,227	711,292
Total	$ 2,181,350	$ 2,410,373	$ 2,798,145

Capital Expenditures

	2006	2005	2004
	(in thousands)
U.S., Europe, CIS, Middle East, Africa
Consumable Business/Canada	$ 10,208	$ 19,994	$ 28,434
Australia/Latin America/Endodontics/
Non-Dental	13,528	10,215	10,460
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	16,343	9,775	10,006
All Other (a)	10,537	5,309	3,136
Total	$ 50,616	$ 45,293	$ 52,036

(a)	Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

(b)

During 2005, the Company recorded $233.1 million ($179.6 million after tax) for impairment and restructuring charge against the indefinite-lived injectable anesthetic asset and the long-lived pharmaceutical manufacturing facility assets. Of this charge, $209.9 million ($166.1 million after tax) was recorded in the U.S., Europe, CIS, Middle East, Africa Consumable Business/Canada segment, and the remaining $23.2 million ($13.5 million after tax) was recorded in the Dental Laboratory Business/Implants/Orthodontics/Japan/Asia segment. This impairment did not impact the Company’s needle-free Oraqix® product.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for 2006, 2005 and 2004. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

	United			Other
	States	Germany	Switzerland	Foreign	Consolidated
			(in thousands)

2006
Net sales	$ 687,834	$ 398,963	$ 104,162	$ 619,537	$ 1,810,496
Long-lived assets	168,230	133,500	68,179	77,519	447,428

2005
Net sales	$ 756,627	$ 365,984	$ 102,697	$ 489,827	$ 1,715,135
Long-lived assets	150,085	104,997	63,615	72,896	391,593

2004
Net sales	$ 727,875	$ 436,047	$ 92,767	$ 437,543	$ 1,694,232
Long-lived assets	204,807	125,897	60,118	76,393	467,215

Product and Customer Information

The following table presents net sales information by product category:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Dental consumables	$ 649,950	$ 618,909	$ 578,128
Dental laboratory products	493,932	473,942	559,278
Specialty dental products	622,245	580,509	520,001
Non-dental	44,369	41,775	36,825
Total Net Sales	$ 1,810,496	$ 1,715,135	$ 1,694,232

Dental consumable products consist of dental sundries and small equipment products used in dental offices in the treatment of patients. DENTSPLY’s products in this category include dental injectable anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY’s products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials and equipment products used in laboratories consisting of computer aided machining (CAM) ceramic systems and porcelain furnaces.

Specialty dental products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, and orthodontic appliances and accessories.

Non-dental products are comprised primarily of investment casting materials that are used in the production of jewelry, golf club heads and other casting products.

One customer, Henry Schein, Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2006 and 2005, accounting for 10.9% and 11.1% of all sales, respectively. No customers accounted for more than ten percent of consolidated net sales in 2004. Third party export sales from the United States are less than ten percent of consolidated net sales.

NOTE 5 – OTHER (INCOME) EXPENSE

Other (income) expense, net consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Foreign exchange transaction losses (gains)	$ 154	$ (6,668)	$ 1,179
Minority interests	138	(372)	223
Other	1,348	156	(56)

	$ 1,640	$ (6,884)	$ 1,346

NOTE 6 - DISCONTINUED OPERATIONS

On February 27, 2004, the Company sold the assets and related liabilities of the Gendex business for $102.5 million cash, plus the assumption of certain pension liabilities. Although the sales agreement contained a provision for a post-closing adjustment to the purchase price based on changes in certain balance sheet accounts, no such adjustments were necessary. This transaction resulted in a pre-tax gain of $72.9 million ($43.0 million after-tax). Gendex is a manufacturer of dental x-ray equipment and accessories and intraoral cameras. The sale of Gendex narrows the Company’s product lines to focus primarily on dental consumables, dental laboratory products, and specialty dental products.

During the first quarter of 2004, the Company discontinued the operations of the Company’s dental needle business.

The Gendex business and the dental needle business are distinguishable as separate components of the Company in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Gendex business and the needle business were classified as held for sale at December 31, 2003 in accordance with SFAS 144. The statements of operations and related financial statement disclosures for all prior years have been restated to present the Gendex business and needle business as discontinued operations separate from continuing operations.

There was no net revenue or income from discontinued operations during the years ended December 31, 2006 and 2005. The following net revenue and income before income taxes from discontinued operations was reported for the year ended December 31, 2004:

Year Ended
December 31,
2004
(in thousands)
Net sales	$ 17,519
Gain on sale of Gendex	72,943
Income before income taxes
(including gain on sale in 2004)	72,803

NOTE 7 - INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Finished goods	$ 143,167	$ 127,569
Work-in-process	43,855	40,887
Raw materials and supplies	45,419	39,723

	$ 232,441	$ 208,179

NOTE 8- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Assets, at cost:
Land	$ 37,337	$ 41,938
Buildings and improvements	208,116	194,443
Machinery and equipment	378,569	327,708
Construction in progress	14,698	10,402
	638,720	574,491
Less: Accumulated depreciation	309,104	258,273

Property, plant and equipment, net	$ 329,616	$ 316,218

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The Company follows Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment test approach be applied. The impairment tests are required to be performed annually (or more often if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired) and are based upon a fair value approach rather than an evaluation of undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. Other intangible assets with finite lives are amortized over their useful lives.

The Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets in June 2006 and no impairment was identified. This impairment assessment included an evaluation of approximately twenty-five reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments are performed as necessary.

The table below presents the net carrying values of goodwill and identifiable intangible assets.

	December 31,
	2006	2005
	(in thousands)

Goodwill	$ 995,382	$ 933,227

Indefinite-lived identifiable intangible assets:
Trademarks	$ 4,080	$ 4,080
Finite-lived identifiable intangible assets	63,568	64,520
Total identifiable intangible assets	$ 67,648	$ 68,600

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
	2006	2005
	(in thousands)

Balance, beginning of the year	$ 933,227	$ 996,262
Acquisition activity	14,318	16,275
Changes to purchase price allocation	(3,171)	(9,481)
Effects of exchange rate changes	51,008	(69,829)
Balance, end of the year	$ 995,382	$ 933,227

The change in the net carrying value of goodwill from 2005 to 2006 was primarily due to foreign currency translation adjustments, three acquisitions, additional payments based on the performance of the previously acquired Raintree and Glenroe businesses, and changes to the purchase price allocations of the Degussa Dental and Friadent acquisitions. The purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes. The change in the net carrying value of goodwill in 2005 was primarily due to foreign currency translation adjustments, three acquisitions and changes to the purchase price allocations of the Degussa Dental, GAC, and Friadent acquisitions. The purchase price allocation changes were primarily related to the reversal of preacquisition tax contingencies due to expiring statutes.

Goodwill by reportable segment is as follows:

	December 31,
	2006	2005
	(in thousands)

U.S., Europe, CIS, Middle East, Africa
Consumable Business/ Canada	$ 128,278	$ 123,335
Australia/Latin America/Endodontics/
Non-Dental	179,399	173,523
Dental Laboratory Business/Implants/
Orthodontics/Japan/Asia	687,705	636,369
Total	$ 995,382	$ 933,227

Finite-lived identifiable intangible assets consist of the following:

	December 31, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Patents	$ 56,293	$ (43,080)	$ 13,213	$ 54,467	$ (39,643)	$ 14,824
Trademarks	35,837	(11,067)	24,770	33,913	(9,486)	24,427
Licensing agreements	34,681	(13,162)	21,519	30,158	(10,622)	19,536
Other	16,133	(12,067)	4,066	18,928	(13,195)	5,733
	$ 142,944	$ (79,376)	$ 63,568	$ 137,466	$ (72,946)	$ 64,520

Amortization expense for finite-lived identifiable intangible assets for 2006, 2005 and 2004 was $7.0 million, $8.5 million and $8.5 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $6.8 million, $6.4 million, $6.2 million, $4.7 million and $4.5 million for 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)
Payroll, commissions, bonuses, other
cash compensation and employee benefits	$ 62,354	$ 54,294
General insurance	17,151	17,441
Sales and marketing programs	21,287	17,429
Professional and legal costs	12,004	13,559
Restructuring and other costs (Note 15)	4,657	4,871
Warranty liabilities	4,270	3,536
Other (a)	59,473	51,760
	$ 181,196	$ 162,890

(a) The increase in other accrued liabilities was related to the accrual of performance based payments associated with the previously acquired Raintree and Glenroe businesses, as well as the impact of currency translation due to the weakening of the U.S. dollar during 2006 against most of the local currencies in which the Company’s subsidiaries conduct business.

A reconciliation of changes in the Company's warranty liability for 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(in thousands)
Balance, beginning of the year	$ 3,536	$ 3,681
Accruals for warranties issued during the year	847	1,367
Accruals related to pre-existing warranties	79	291
Warranty settlements made during the year	(714)	(1,551)
Effects of exchange rate changes	522	(252)
Balance, end of the year	$ 4,270	$ 3,536

NOTE 11 - FINANCING ARRANGEMENTS

Short-Term Borrowings

Short-term bank borrowings amounted to $2.8 million and $1.4 million at December 31, 2006 and 2005, respectively. The weighted average interest rates of these borrowings were 14.0% and 2.5% at December 31, 2006 and 2005, respectively. Unused lines of credit for short-term financing at December 31, 2006 and 2005 were $26.4 million and $49.2 million, respectively. Substantially all other short-term borrowings were classified as long-term as of December 31, 2006 and 2005, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings

	December 31,
	2006	2005
	(in thousands)

Multi-currency revolving credit agreement expiring May 2010
- U.S. dollar 50 million at 5.73%	$ 50,000	$ -
- Japanese yen 12.6 billion at 0.89%	105,417	106,359
- Swiss francs 65 million at 2.29%	53,287	-

Prudential private placement notes, Swiss franc denominated, 28.1 million (56.3 million at December 2005) at 4.56% and 27.5 million (55.0 million at December 2005) at 4.42% maturing March 2007, 80.4 million at 4.96% matured October 2006	45,595	145,662

Eurobonds, 350.0 million Euros at 5.75% matured December 2006	-	419,348

U.S. dollar commercial paper facility rated A/2-P/2 U.S. dollar borrowings at 5.45%	55,000	6,700
Euro multi-currency commercial paper facility rated A/2-P/2, 38 million Euro at 3.71%	50,122	-

Other borrowings, various currencies and rates	7,961	2,814
	$ 367,382	$ 680,883
Less: Current portion (included in notes payable and current portion of long-term debt)	221	410,779
	$ 367,161	$ 270,104

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2006 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2010.

2007	$ 221
2008	1,527
2009	111
2010	364,922
2011	69
2012 and beyond	532
$ 367,382

The Company utilizes interest rate swaps to convert the variable rate Japanese yen and Swiss franc denominated debt under the revolving facility to fixed rate debt. The Company's use of interest rate swaps is further described in Note 16 – Financial Instruments and Derivatives to the consolidated financial statements.

The Company has a $500 million revolving credit agreement with participation from thirteen banks. The revolving credit agreements contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2006, the Company was in compliance with these covenants. The Company pays a facility fee of 0.10% annually on the amount of the commitment under the $500 million five year facility. The entire $500 million revolving credit agreement has a usage fee of 0.10% annually if utilization exceeds 50% of the total available facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company’s long-term credit rating from Moody’s and Standard and Poors.

The Company has complementary U.S. dollar and Euro multicurrency commercial paper facilities totaling $250 million which have utilization, dealer, and annual appraisal fees which on average cost 0.11% annually. The $500 million revolving credit facility acts as back-up credit to these commercial paper facilities. The total available credit under the commercial paper facilities and the revolving credit facility is $500 million. Outstanding commercial paper and revolving credit obligations were $105.1 million and $208.7 million, respectively, at December 31, 2006.

In March 2001, the Company issued Series A and B private placement notes to Prudential Capital Group totaling Swiss francs 166.9 million at an average rate of 4.49% with six year final maturities. In October 2001, the Company issued a Series C private placement note to Prudential Capital Group for Swiss francs 80.4 million at a rate of 4.96% with a five year final maturity. The series A and B notes were also amended in October 2001 to increase the interest rate by 30 basis points, reflecting the Company’s higher leverage. The private placement notes contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. In December 2001, the Company issued a private placement note through ABN AMRO for Japanese yen 6.2 billion at a rate of 1.39% with a four year final maturity. The Series C note and the ABN note were issued to partially finance the Degussa Dental acquisition. The Company has completely retired the ABN note. The Company has made the first two of three mandatory prepayments under Series A and B notes and has completely retired the Series C note.

In December 2001, the Company issued 350 million of Euro denominated bonds (“Eurobonds”) with a coupon of 5.75%, maturing December 2006 at an effective yield of 5.89%. The Company has completely retired the Eurobond.

At December 31, 2006, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $212.5 million.

NOTE 12 - STOCKHOLDERS' EQUITY

At December 31, 2005, the Company had authorization to maintain up to 11,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. In December 2006, the Board of Directors increased the authorization to repurchase shares under the stock repurchase program in an amount to maintain up to 14,000,000 shares of treasury stock. Under the stock repurchase program, the Company purchased 9,689,024 shares during 2006 at an average price of $30.32. As of December 31, 2006 and 2005, the Company held 10,984,633 and 5,066,566 shares of treasury stock, respectively. The Company also received proceeds of $53.6 million as a result of the exercise of 3,770,963 stock options during the year ended December 31, 2006.

	Common	Treasury	Outstanding
	Shares	Shares	Shares
	(in thousands)
Balance at December 31, 2003	162,776	(4,274)	158,502
Exercise of stock options	-	4,330	4,330
Repurchase of common stock at cost	-	(1,570)	(1,570)

Balance at December 31, 2004	162,776	(1,514)	161,262
Exercise of stock options	-	2,452	2,452
Repurchase of common stock at cost	-	(6,005)	(6,005)

Balance at December 31, 2005	162,776	(5,067)	157,709
Exercise of stock options	-	3,771	3,771
Repurchase of common stock at cost	-	(9,689)	(9,689)

Balance at December 31, 2006	162,776	(10,985)	151,791

The Company has stock options outstanding under three stock option plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan (“the 2002 Plan”)). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company, options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement.

The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”) which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options.” Options, Restricted Stock, Restricted Stock Units and SARs are collectively referred to as “Awards.” Grants of equity compensation to key employees are solely discretionary with the Board of Directors of the Company, acting through the Human Resource Committee. Stock option awards generally expire ten years from date of grant and become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement. Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date.

The number of shares available for grant under the 2002 Plan as of December 31, 2006 was 6,797,368 shares. Each non-employee director receives an automatic grant of NSOs to purchase 20,000 shares of common stock on the date he or she becomes a non-employee director and an additional 20,000 options on the third anniversary of the date the non-employee director was last granted an option.

The total compensation cost related to non-qualified stock options recognized in the operating results for the year ended December 31, 2006 was $19.6 million. This amount represents the aggregate fair value of options vested during 2006, including stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the year ended December 31, 2006 was $5.3 million. The remaining unamortized compensation cost related to 6,567,821 non-qualified stock options is $22.6 million which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years. Cash received from stock option exercises for the year ended December 31, 2006 was $53.6 million. It is the Company’s practice to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the year ended December 31, 2006 was $18.9 million.  The aggregate intrinsic value of stock options exercised in the year ended December 31, 2006 was $53.6 million. The aggregate intrinsic value of the outstanding stock options as of December 31, 2006 was $83.0 million.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable, and requires the input of certain assumptions that require an element of judgment on the part of management to determine. The significant assumptions that require the use of management’s judgment include the expected stock price volatility and the expected life of the option. For the periods ended December 31, 2006 and 2005, the Company has relied on observations of both historical volatility trends as well as implied future volatility derived from traded options of the Company with features similar to those of the options being valued. In determining the expected life of the option grants, the Company has observed the actual terms of prior grants with similar characteristics, the actual vesting schedule of the grants and has assessed the term of grants still being held by optionees.

In addition to the assumptions noted previously, the Black-Scholes option pricing model also requires the input of the expected dividend yield of the underlying equity instrument and the risk-free interest rate for a period that coincides with the expected life of the option. The expected dividend yield is based on the dividend rates at the time the option is issued. The risk-free rate for the expected life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Per share fair value	$ 7.28	$ 7.53	$ 6.73
Expected dividend yield	0.51%	0.50%	0.44%
Risk-free interest rate	4.50%	4.40%	3.56%
Expected volatility	17%	20%	20%
Expected life (years)	4.83	5.50	5.50

Substantially all stock options issued during the years ended December 31, 2005 and 2004 were issued with an exercise price that was equal to the market value of the underlying stock at the grant date. As a result, under APB No. 25, there was no compensation recognized for these shares. The following table sets forth pro forma information for these shares as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the years ended December 31, 2005 and 2004:

Year Ended December 31,
	2005	2004
(in thousands, except per share amounts)

Net income as reported	$ 45,413	$ 253,165
Deduct: Stock-based employee compensation
expense determined under fair value
method, net of related tax	(13,784)	(11,668)
Pro forma net income	$ 31,629	$ 241,497

Basic earnings per common share
As reported	$ 0.29	$ 1.57
Pro forma under fair value based method	$ 0.20	$ 1.50

Diluted earnings per common share
As reported	$ 0.28	$ 1.54
Pro forma under fair value based method	$ 0.19	$ 1.47

In addition to those shares issued during the years ended December 31, 2005 and 2004 that had an exercise price equal to the market value of the underlying stock at the grant date, the Company also issued a limited number of non-qualified stock options that had an exercise price less than the market value of the underlying stock at the grant date. As a result, under APB No. 25, compensation cost of $1.0 million and $1.1 million related to non-qualified stock options was recognized in the operating results for the years ended December 31, 2005 and 2004, respectively.

The following is a summary of the status of the Plans as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates:

	Outstanding		Exercisable

		Weighted		Weighted	Available
		Average		Average	for
		Exercise		Exercise	Grant
	Shares	Price	Shares	Price	Shares

December 31, 2003	16,354,914	$ 14.18	10,450,600	$ 11.11	12,232,528
Authorized (Lapsed)	-				16,200
Granted	2,255,598	26.81			(2,255,598)
Exercised	(4,234,968)	10.52			-
Expired/Canceled	(505,634)	13.29			505,634

December 31, 2004	13,869,910	$ 17.38	8,997,778	$ 14.00	10,498,764
Authorized (Lapsed)	-				73,800
Granted	2,660,964	27.68			(2,660,964)
Exercised	(2,531,520)	12.70			-
Expired/Canceled	(138,460)	31.37			138,460

December 31, 2005	13,860,894	$ 20.07	9,252,218	$ 16.93	8,050,060
Authorized (Lapsed)	-				-
Granted	1,675,050	31.04			(1,675,050)
Exercised	(3,549,795)	15.10			-
Expired/Canceled	(422,358)	25.94			422,358

December 31, 2006	11,563,791	$ 22.97	7,912,549	$ 20.21	6,797,368

The following table summarizes information about stock options outstanding under the Plans at December 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
	December 31,	Life	Exercise	December 31,	Exercise
	2006	(in years)	Price	2006	Price
$5.0000 - $7.5000	600	1.7	$ 7.17	600	$ 7.17
7.5100 - 10.0000	698,620	2.5	8.25	698,620	8.25
10.0100 - 12.5000	685,300	3.9	12.32	685,300	12.32
12.5100 - 15.0000	26,000	4.6	14.54	26,000	14.54
15.0100 - 17.5000	836,424	4.9	15.58	836,424	15.58
17.5100 - 20.0000	1,509,144	5.5	18.46	1,509,144	18.46
20.0100 - 22.5000	1,934,565	6.5	22.09	1,877,502	22.10
22.5100 - 25.0000	94,067	7.0	24.37	68,205	24.31
25.0100 - 27.5000	1,790,092	7.6	27.32	1,192,081	27.36
27.5100 - 32.5000	3,988,979	8.9	29.13	1,018,673	28.12

	11,563,791	6.9	$ 22.97	7,912,549	$ 20.21

SFAS 123(R) also amended SFAS No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS 123(R), the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS 123(R) on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS 123(R) using the modified prospective method, no adjustment has been made to the prior periods reported in this Annual Report on Form 10-K.

NOTE 13 - INCOME TAXES

The components of income before income taxes from continuing operations are as follows:

	Year Ended December 31,

	2006	2005	2004
	(in thousands)
United States ("U.S.")	$ 102,059	$ 53,473	$ 111,779
Foreign	212,778	17,565	162,376
	$ 314,837	$ 71,038	$ 274,155

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,

	2006	2005	2004
	(in thousands)
Current:
U.S. federal	$ 17,148	$ 62,892	$ 20,706
U.S. state	652	2,717	197
Foreign	19,619	51,793	35,908
Total	$ 37,419	$ 117,402	$ 56,811

Deferred:
U.S. federal	$ 34,336	$ (63,821)	$ 2,556
U.S. state	(10,132)	(1,129)	479
Foreign	29,496	(26,827)	4,023
Total	$ 53,700	$ (91,777)	$ 7,058

	$ 91,119	$ 25,625	$ 63,869

The reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended December 31,

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.4	2.5	0.2
Federal benefit of R&D and Foreign Tax Credits	(2.3)	(2.4)	(1.5)
Tax effect of international operations	(3.2)	10.7	(6.3)
Net effect of tax audit activity	0.6	7.2	(2.0)
Federal benefit of extraterritorial income exclusion	(0.4)	(2.6)	(0.9)
Federal tax on unremitted earnings of certain
foreign subsidiaries	-	(15.6)	1.0
Valuation Allowance Adjustments	(2.2)	-	-
§965 Repatriation	-	6.6	-
Other	1.0	(5.3)	(2.2)

Effective income tax rate on continuing operations	28.9%	36.1%	23.3%

The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2006		December 31, 2005

	Current	Noncurrent	Current	Noncurrent
	Asset	Asset	Asset	Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(in thousands)
Employee benefit accruals	$ 2,843	$ 14,973	$ 2,142	$ 10,341
Product warranty accruals	917	-	890	-
Insurance premium accruals	6,292	-	5,957	-
Commission and bonus accrual	1,983	-	1,993	-
Sales and marketing accrual	1,885	-	1,768	-
Restructuring and other cost accruals	1,221	389	1,047	-
Differences in financial reporting and tax basis for:
Inventory	13,887	-	14,937	-
Property, plant and equipment	-	(28,735)	-	(7,120)
Identifiable intangible assets	-	(85,885)	-	(61,373)
Unrealized losses included in other comprehensive
income	5,750	31,316	23,857	2,663
Miscellaneous Accruals	5,937	1,861	7,693	-
Other	2,417	2,013	22,087	15,532
Taxes on unremitted earnings of foreign subsidiaries	-	(7,202)	-	(7,374)
Foreign tax credit carryforward	-	21,534	-	15,700
Tax loss carryforwards	38,399	61,026	-	37,374
Valuation allowance for tax loss carryforwards	(1,166)	(48,213)	-	(35,984)
	$ 80,365	$ (36,923)	$ 82,371	$ (30,241)

Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
	2006	2005
	(in thousands)
Prepaid expenses and other current assets	$ 81,535	$ 82,371
Income taxes payable	(1,170)	-
Other noncurrent assets	16,268	12,671
Deferred income taxes	(53,191)	(42,912)

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with Statement of Financial Standards No. 5 (“SFAS 5”) “Accounting for Contingencies.” The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects to record an adjustment to reduce opening retained earnings by up to $8.0 million.

The Company has $15.3 million of foreign tax credit carryforwards which will expire in 2015 and $6.2 million that will expire in 2016.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $658.7 million at December 31, 2006, of which $548.3 million expire through 2026 and $110.4 million may be carried forward indefinitely. The tax benefit of certain tax loss carryforwards has been offset by a valuation allowance as of December 31, 2006, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2006 and 2005 was $49.4 million and $36.0 million, respectively.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $167.7 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

There was no pretax income from discontinued operations and no income tax expense related to discontinued operations for the years ended December 31, 2006 and December 31, 2005. The pretax income from discontinued operations for the year ended December 31, 2004 was $72.8 million. The income tax expense related to discontinued operations for the year ended December 31, 2004 was $29.9 million.

NOTE 14 - BENEFIT PLANS

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $19.2 million in 2006, $17.7 million in 2005 and $11.7 million in 2004.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106, and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The statement also requires that the Company recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 eliminates the ability to select a measurement date for plan assets and obligations that is prior to the Company’s year-end balance sheet date. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006, with the requirement to align the measurement date and the year-end balance sheet being effective for years ending after December 15, 2008. Early adoption of the alignment of the measurement date and the year-end balance sheet is encouraged. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement.

Using the prospective recognition of the funded status of the Company’s defined benefit pension plans and other postretirement benefit plans to record previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis have the following impact on the Company’s balance sheet: a decrease in long-term assets of $4.7 million, an increase in short-term liabilities of $4.0 million, an increase in long-term liabilities of $6.2 million and a net decrease to accumulated other comprehensive income of $14.9 million.

The Company will also early adopt the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company will adopt this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. As allowed under SFAS 158, the Company will compute the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007 which is the end of the fiscal year of adoption. The Company will then recognize three months of the net benefit expense as an adjustment to retained earnings in 2007. The net of tax adjustment to retained earnings will be $0.4 million.

Defined Contribution Plans

In December, 2006 the Board of Directors amended the DENTSPLY Employee Stock Ownership Plan ("ESOP") and 401(k) plans to redesign the future distribution of allocations of “Covered Compensation”, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a Non-Elective Contribution (“NEC”) in cash. The principal driver of this redesign is to provide quicker diversification opportunity to the participants as the investment of the NEC is participant directed. The Company sponsors an employee 401(k) savings plan for its United States workforce to which enrolled participants may contribute up to IRS defined limits. The annual expense and cash contribution to the 401(k) is expected to be $4.6 million for 2006.

The ESOP is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $0.4 million for 2006 (to be contributed in the first quarter of 2007), and were $4.3 million for 2005 and $0.4 million for 2004. Beginning in 2005, annual contributions to the ESOP are made in the first quarter of the subsequent year based upon “Covered Compensation” at a rate determined annually by the Board of Directors. Prior to 2005, the Company made annual contributions to the ESOP of not less than the amounts required to service ESOP debt, which was extinguished in 2004. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $0.6 million through 2003. Dividends received by the ESOP on allocated shares are either reinvested in participants’ accounts or passed through to Plan participants, at the participant’s election. Most ESOP shares were initially pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to active employees based on the proportion of debt service paid in the year. At December 31, 2005, the ESOP held 5.0 million shares, all of which were allocated to plan participants as the ESOP debt was fully repaid in 2004. Shares acquired prior to December 31, 1992 are accounted for in accordance with Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans”. Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

The ESOP loan was extinguished on March 31, 2004. All future allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 6% of “Covered Compensation”. The share allocation will be accounted at fair value at the point of allocation, each year-end, in accordance with SOP 93-6, “Employers' Accounting for Employee Stock Ownership Plans.”

Defined Benefit Plans

The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans and other postretirement medical plans for certain union and salaried employee groups in the United States. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy legal funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments. The U.S. plans are funded in excess of the funding required by the U.S. Department of Labor.

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

Postretirement Healthcare

The plans for postretirement healthcare have no plan assets. The postretirement healthcare plans cover certain union and salaried employee groups in the United States and is contributory, with retiree contributions adjusted annually to limit the Company’s contribution for participants who retired after June 1, 1985. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets, and statement of funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$ 151,847	$ 151,431	$ 10,317	$ 11,611
Service cost	6,597	5,425	74	79
Interest cost	5,881	5,905	596	678
Participant contributions	1,907	1,765	798	700
Actuarial (gains) losses	(1,721)	12,289	68	(1,086)
Amendments	403	(138)	-	-
Divestitures	373	2,066	-	-
Effects of exchange rate changes	13,996	(19,633)	-	-
Benefits paid	(7,163)	(7,263)	(2,476)	(1,665)

Benefit obligation at end of year	$ 172,120	$ 151,847	$ 9,377	$ 10,317

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 68,357	$ 70,993	$ -	$ -
Actual return on assets	2,348	4,642	-	-
Effects of exchange rate changes	2,953	(8,732)	-	-
Employer contributions	7,186	6,952	1,678	965
Participant contributions	1,907	1,765	798	700
Benefits paid	(7,163)	(7,263)	(2,476)	(1,665)
Fair value of plan assets at end of year	$ 75,588	$ 68,357	$ -	$ -

Funded status at end of year	$ (96,532)	$ (83,490)	$ (9,377)	$ (10,317)

The amounts recognized in the accompanying consolidated balance sheet, net of tax effects, are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2006	2005	2006	2005
		(in thousands)
Other noncurrent assets	$ 1,340	$ 1,634	$ -	$ -
Deferred tax asset	11,071	5,293	708	-
Total assets	$ 12,411	$ 6,927	$ 708	$ -

Current liabilities	(2,833)	-	(1,153)	-
Long-term liabilities	(95,039)	(77,131)	(8,224)	(9,012)
Deferred tax liability	(146)	-	-	-
Total liabilities	$ (98,018)	$ (77,131)	$ (9,377)	$ (9,012)

Accumulated other
comprehensive loss	22,069	16,187	1,126	-

Net amount recognized	$ (63,538)	$ (54,017)	$ (7,543)	$ (9,012)

Amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Net actuarial loss	$ 31,354	$ 21,610	$ 2,220	$ -
Net prior service cost (credit)	842	(130)	(386)	-
Net transition obligation	798	-	-	-
Pretax AOCI	$ 32,994	$ 21,480	$ 1,834	$ -
Less deferred taxes	10,925	5,293	708	-
Post tax AOCI	$ 22,069	$ 16,187	$ 1,126	$ -

The accumulated benefit obligation for all defined benefit pension plans was $160,234 and $141,538 at December 31, 2006, and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2006	2005
	(in thousands)
Projected benefit obligation	$ 117,034	$ 151,847
Accumulated benefit obligation	105,148	141,538
Fair value of plan assets	19,162	68,357

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

				Other Postretirement
	Pension Benefits			Benefits
Net periodic benefit cost	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Service cost	$ 6,597	$ 5,425	$ 4,823	$ 74	$ 79	$ 130
Interest cost	5,887	5,905	5,936	596	678	685
Participant contributions	(3,771)	(3,491)	(3,474)	-	-	-
Actuarial (gains) losses	209	248	278	-	-	-
Amortization of prior service	117	171	167	(685)	(685)	(685)
Amortization of net loss	1,135	527	104	224	274	255
Net periodic benefit cost	$ 10,174	$ 8,785	$ 7,834	$ 209	$ 346	$ 385

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Net actuarial loss	$ 10,879	$ 17,196	$ 5,045	$ 2,444	$ -	$ -
Net prior service cost (credit)	1,089	-	-	(1,071)	-	-
Net transition obligation	1,007	-	-	-	-	-
Amortization	(1,461)	(527)	(104)	461	-	-
Total recognized in AOCI	$ 11,514	$ 16,669	$ 4,941	$ 1,834	$ -	$ -
Total recognized in net
periodic benefit cost and AOCI	$ 21,688	$ 25,454	$ 12,775	$ 2,043	$ 346	$ 385

The estimated net loss, prior service cost, and transition obligation for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,198 and $146 and $266, respectively. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $124 and ($386).

The following tables details the incremental effect of applying SFAS 158 on the pension benefits and the other postretirement benefits.

Pension Benefits at December 31, 2006
	Prior to AML and SFAS 158	AML Adjustment	Post AML Pre SFAS 158	Adjustments to Initially Apply SFAS 158	After Application of SFAS 158
(in thousands)
Other noncurrent assets	$ 1,708	$ 10,786	$ 12,494	$ (11,154)	$ 1,340
Deferred tax asset	6,614	(1,305)	5,309	5,762	11,071
Total assets	$ 8,322	$ 9,481	$ 17,803	$ (5,392)	$ 12,411

Current liability	$ -	$ -	$ -	$ (2,833)	$ (2,833)
Long-term liability	(88,558)	(1,119)	(89,677)	(5,362)	(95,039)
Deferred tax liability	-	-	-	(146)	(146)
Total liabilities	$ (88,558)	$ (1,119)	$ (89,677)	$ (8,341)	$ (98,018)

AOCI	$ 16,698	$ (8,362)	$ 8,336	$ 13,733	$ 22,069
Stockholders equity	$ 16,698	$ (8,362)	$ 8,336	$ 13,733	$ 22,069

Other Postretirement Benefits at December 31, 2006
	Prior to AML and SFAS 158	AML Adjustment	Post AML Pre SFAS 158	Adjustments to Initially Apply SFAS 158	After Application of SFAS 158
(in thousands)
Other noncurrent assets	$ -	$ -	$ -	$ -	$ -
Deferred tax asset	-	-	-	708	708
Total assets	$ -	$ -	$ -	$ 708	$ 708

Current liability	$ -	$ -	$ -	$ (1,153)	$ (1,153)
Long-term liability	(7,543)	-	(7,543)	(681)	(8,224)
Deferred tax liability	-	-	-	-	-
Total liabilities	$ (7,543)	$ -	$ (7,543)	$ (1,834)	$ (9,377)

AOCI	$ -	$ -	$ -	$ 1,126	$ 1,126
Stockholders equity	$ -	$ -	$ -	$ 1,126	$ 1,126

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	4.1%	3.7%	4.3%	5.8%	5.5%	6.0%
Rate of compensation increase	2.6%	2.5%	2.5%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.0%	9.5%	9.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	9.0	10.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	3.7%	4.3%	5.0%	5.5%	6.0%	6.0%
Expected return on plan assets	5.3%	5.4%	5.6%	n/a	n/a	n/a
Rate of compensation increase	2.5%	2.2%	2.3%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.5%	9.5%	9.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	9.0	10.0

Measurement Date	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2006:

	Other Postretirement
	Benefits
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest cost components	$ 52	$ (45)
Effect on postretirement benefit obligation	739	(658)

Plan Assets:

The weighted average asset allocations of the plans at December 31, 2006 and 2005 by asset category are as follows:

	Target	December 31,
	Allocation	2006	2005
Equity	30%-65%	33%	32%
Debt	30%-65%	47%	59%
Real estate	0%-15%	3%	3%
Other	0%-25%	17%	6%
Total		100%	100%

Equity securities do not include Company stock of Dentsply International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.

Cash Flows:

The Company expects to contribute $0.1 million to its U.S. defined benefit pension plans, $1.2 million to its postretirement medical plans, and $4.6 million to its other postretirement benefit plans in 2007.

Estimated Future Benefit Payments:

		Other Postretirement
	Pension Benefits	Benefits
	(in thousands)
2007	$ 6,520	$ 1,153
2008	6,093	1,141
2009	6,193	1,077
2010	7,267	1,086
2011	7,605	1,110
2012-2015	41,737	4,386

NOTE 15 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Restructuring costs	$ 12,032	$ 3,095	$ 7,144
Reversal of restructuring charges due to
changes in estimates	(797)	(1,168)	(20)
Impairment of Pharmaceutical assets	-	230,828	-
Other income	(3,428)	-	-
Total restructuring, impairment and other costs	$ 7,807	$ 232,755	$ 7,124

Restructuring Costs

2006 Plans

The Company recorded restructuring costs of $2.3 million related to restructuring plans initiated during 2006, primarily during the fourth quarter. These costs related primarily to the closure and consolidation of certain production and selling facilities in the U.S. and Europe in order to better leverage the Company’s resources. The objective of these initiatives is to reduce costs and obtain operational efficiencies. The plans include the elimination of approximately 90 positions, with none of these positions having been eliminated as of December 31, 2006. These plans are expected to be completed by the end of 2007 with anticipated costs to complete of approximately $2.0 million, which will be expensed in 2007. The major components of these charges and the remaining outstanding balances at December 31, 2006 are as follows:

		Amounts	Change	Balance
	2006	Applied	in Estimate	December 31,
	Provisions	2006	2006	2006
	(in thousands)
Severance	$ 2,205	$ -	$ -	$ 2,205
Other restructuring costs	73	-	-	73
	$ 2,278	$ -	$ -	$ 2,278

2005 Plans

During the fourth quarter of 2005, the Company recorded restructuring costs of $2.4 million, primarily related to the shutdown of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain U.S. production facilities in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. The charges recorded in 2005 were severance costs. In addition, during the year ended December 31, 2006, the Company recorded charges of $9.6 million for additional severance costs, contract termination costs and other restructuring costs, primarily incurred during the shutdown phase of the pharmaceutical manufacturing facility closure for utilities, maintenance and consulting expenses. Also during 2006, the Company recorded a reduction of restructuring charges of $0.5 million related to the reversal of certain employee severance costs accrued during the fourth quarter of 2005 that were no longer necessary as a result of employees voluntarily terminating their employment prior to being severed. The plans include the elimination of approximately 165 administrative and manufacturing positions, all within the U.S., with approximately 120 of these positions having been eliminated as of December 31, 2006 and with the remaining positions expected to be eliminated in the first quarter of 2007. The Company does not expect any significant future expenditures related to these plans. The major components of the restructuring charges incurred through December 31, 2006, and the remaining outstanding balances at December 31, 2006 are as follows:

		Amounts		Amounts	Change	Balance
	2005	Applied	2006	Applied	in Estimate	December 31,
	Provisions	2005	Provisions	2006	2006	2006
	(in thousands)
Severance	$ 2,400	$ -	$ 3,570	$ (4,420)	$ (523)	$ 1,027
Lease/contract terminations	-	-	184	(184)	-	-
Other restructuring costs	-	-	5,882	(5,882)	-	-
	$ 2,400	$ -	$ 9,636	$ (10,486)	$ (523)	$ 1,027

2004 Plans

During 2004, the Company recorded restructuring and other costs of $5.8 million. These costs were primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. Included in this charge were severance costs of $4.9 million and lease/contract termination costs of $0.9 million. In addition, the Company recorded charges of $0.1 million and $0.5 million during the years ended December 31, 2006 and 2005, respectively, related to the 2004 restructuring plans. Also during the years ended December 31, 2006 and 2005, the Company recorded reductions of restructuring charges of $0.3 million and $1.2 million related to the reversal of certain employee severance costs accrued during 2004 that were no longer necessary. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. As of December 31, 2006, approximately 40 of these positions have been eliminated. These plans are expected to be fully completed by the end of 2007; however, the Company does not expect any significant future expenditures related to these plans. The major components of these charges and the remaining outstanding balances at December 31, 2006 are as follows:

		Amounts		Change	Amounts		Amounts	Change	Balance
	2004	Applied	2005	in Estimate	Applied	2006	Applied	in Estimate	December 31,
	Provisions	2004	Provisions	2005	2005	Provisions	2006	2006	2006
				(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$ (1,168)	$ (1,740)	$ 118	$ (632)	$ (274)	$ 920
Lease/contract
terminations	881	-	190	-	(435)	-	(204)	-	432
	$ 5,758	$ (583)	$ 512	$ (1,168)	$ (2,175)	$ 118	$ (836)	$ (274)	$ 1,352

Impairment of Pharmaceutical assets

During the third and fourth quarters of 2005, the Company recorded $233.1 million of impairment and restructuring charges against the injectable anesthetic assets and the pharmaceutical manufacturing facility outside of Chicago. This charge was a result of the in-depth analysis performed upon the receipt of the results of the Food and Drug Administration’s (FDA’s) Pre-Approval Inspection of the pharmaceutical manufacturing facility during the third quarter of 2005, and the Company’s decision in the fourth quarter of 2005 to pursue the outsourcing of the manufacturing of the dental anesthetic products and cease construction of the pharmaceutical manufacturing facility. These impairments did not impact the Company’s needle-free Oraqix® product.

During the third quarter of 2005, the Company received the results of the FDA’s Pre-Approval Inspection of its pharmaceutical manufacturing facility located outside of Chicago. This facility was built to manufacture the Company’s injectable anesthetic product, which was part of the assets acquired from AstraZeneca in 2001. The Company conducted an extensive review of the items identified by the FDA and developed action plans to address these items. Included in this review were the expected time-line and costs for responding to the FDA findings, the expected time required for FDA re-application and approval, the expected ramp-up costs to achieve anticipated volumes for the U.S., European and Japanese markets, and the extension of contract manufacturing agreements to provide a supply of injectable anesthetic product until the plant could achieve full production under the revised timeline. As a result of this review, the Company concluded that the start-up of its pharmaceutical manufacturing facility would be delayed, and did not expect to begin producing injectable anesthetics at the facility for the U.S. and Japanese markets until 2007.

The Company also concluded that the receipt of the FDA’s Pre-Approval Inspection Report and the results of the extensive review constituted a triggering event for performance of an event-driven impairment assessment conducted in accordance with SFAS 142 for the indefinite-lived injectable anesthetic intangible asset and in accordance with SFAS 144 for the long-lived assets related to the Pharmaceutical manufacturing facility outside of Chicago, and the Oraqix® definite-lived intangible asset. In performing the SFAS 142 and SFAS 144 impairment tests, the Company formulated its best estimate of cash flows from the respective assets taking into consideration (1) the Company’s projected sales and manufacturing cost projections for the injectable anesthetic products (2) current and projected market share for the injectable anesthetic products and (3) the costs to complete the production facility. Additionally, due to the delay in obtaining FDA approval and the market impact, the Company increased the risk-adjusted discount rate used in the SFAS 142 impairment test to reflect the increased risk of the business caused by this delay. As a result of the changes made to the event-driven impairment analysis model in the third quarter of 2005 to address the results of the FDA’s Pre-Approval Inspection and the Company’s extensive review and action plans, the discounted cash flows associated with the indefinite lived injectable anesthetic intangible asset were less than the carrying value of approximately $158 million. Thus, the Company wrote-down the value of the indefinite-lived intangible asset by $131.3 million ($111.6 million after tax) during the third quarter of 2005. The third quarter analysis did not reflect or cause an impairment of the Pharmaceutical manufacturing facility or the definite-lived intangible asset associated with Oraqix®, which were tested as an asset group under SFAS 144 on an undiscounted basis, due to the Company’s plans at the time to produce the injectable and Oraqix® products in the Chicago based manufacturing facility.

From the end of the third quarter of 2005 through December 2005, the Company continued to evaluate the actions necessary to address the items raised in the FDA’s pre-approval inspection. As of the end of the third quarter of 2005, the Company had anticipated that it would continue to manufacture products at the plant for the U.K., Australia, and New Zealand markets, for which regulatory approval had already been obtained. However, upon further evaluation, the Company decided in December to suspend manufacturing at the plant to allow improvements identified in the Company’s corrective action plan to be made.

In conjunction with the evaluation of the actions necessary to address the items raised in the FDA’s pre-approval inspection, the Company also began to evaluate strategic alternatives to obtaining FDA approval, including but not limited to a potential shut-down of the dental anesthetics manufacturing facility and obtaining long-term third party supply sources for both the injectable anesthetic products and the Oraqix® product. In order to fully evaluate the potential options at the Company’s disposal with regard to a potential closure and the disposition of the facility, the Company began a comprehensive internal analysis of the pharmaceutical assets that included initiating discussions with potential buyers, and evaluating the possibility of obtaining extensions for the supply of products.

Based on the outcome of the analyses performed by the Company, as well as both strategic and financial considerations, in December 2005 the Company began to establish a plan for a course of action to shut down the manufacturing facility, sell the manufacturing facility assets and begin negotiations to obtain a long-term source of supply for the anesthetic products.

The Company concluded that this action constituted another triggering event for performance of an event-driven impairment assessment conducted in accordance with SFAS 142 for the remaining indefinite-lived injectable anesthetic intangible assets and in accordance with SFAS 144 for the long-lived assets related to the pharmaceutical manufacturing facility and the Oraqix® definite-lived intangible asset. As part of the event-driven impairment assessment, the Company reviewed the asset grouping, which had historically included the indefinite-lived injectable intangible asset, the Oraqix® definite-lived intangible asset and the long-lived assets associated with the pharmaceutical manufacturing facility. The Company reviewed this asset grouping to determine if the grouping was still appropriate in light of the Company’s changed expectations in regards to the pharmaceutical manufacturing facility that was the common link between the assets in the group. As a result of the Company’s review, the Company concluded that due to the change in expectations with regards to the pharmaceutical manufacturing facility, the Company could no longer consider the assets as an asset group as defined by SFAS 144, as the pharmaceutical manufacturing facility was no longer feasible. As a result, the Company began to evaluate each asset on a stand alone basis in accordance with SFAS 142 and SFAS 144.

In performing the SFAS 142 and SFAS 144 impairment tests, the Company formulated its best estimate of cash flows from the respective assets taking into consideration (1) the Company’s projected sales for the injectable anesthetic products and the Oraqix® products, (2) projected costs to purchase the future supply of the injectable anesthetic products and Oraqix® products from external suppliers (3) current and projected market share for the injectable anesthetic products and Oraqix® products (4) the costs to shut-down the production facility and (5) projected cash flow associated with the sale of the assets. Additionally, as a result of risk factors associated with the procurement of long-term supply contracts for the injectable anesthetic products, the Company increased the risk-adjusted discount rate used in the SFAS 142 impairment test to reflect the increased risk to the business. The Company also obtained an independent third party appraisal of the indefinite-lived injectable anesthetic intangible and the long-lived assets associated with the pharmaceutical manufacturing facility due to the sensitivity of the assumptions and the risks associated with these assets. As a result of the Company’s review and its changed expectations, as well as the Company’s review of the third party appraisal of the assets, it was determined that an additional impairment of the indefinite-lived injectable anesthetic intangible asset acquired from AstraZeneca in 2001, as well as an impairment of the long-lived assets related to the manufacturing facility, had occurred during the fourth quarter of 2005. The impairment recorded by the Company in the fourth quarter of 2005 was $99.5 million ($66.5 million after tax). This impairment did not impact the Company’s needle-free Oraqix® product.

The aggregate carrying value of the indefinite-lived intangible asset, the definite-lived Oraqix® intangible asset and the long-lived assets related to the pharmaceutical manufacturing facility, prior to the impairment charges, was approximately

$253.8 million. After the impairment charge, of $157.5 million to the indefinite-lived injectable anesthetic intangible, the impairment of $73.3 million to the definite-lived assets associated with the manufacturing facility, negative impact of exchange of $0.8 million, capital expenditures of $8.6 million and depreciation of $1.6 million, the aggregate carrying value of the assets was $29.2 million. As previously noted, the impairment charges did not affect the Oraqix® definite-lived intangible assets, which are part of the Company’s Pharmaceutical division within the U.S. Consumable/ Canada Business segment.

Other Income

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

Additionally, during the fourth quarter of 2006, the Company sold land and buildings related to a Germany manufacturing facility in exchange for 4.3 million euros (approximately $5.5 million). This facility was closed down in 1998 as part of a restructuring plan. The sale resulted in a gain of 0.8 million euros (approximately $1.0 million). The assets sold in this transaction were classified as fixed assets due to uncertainty related to when these assets would be sold.

During 2006, the Company also recorded a charge of $0.5 million associated with a pension settlement related to the Gendex business that was sold in 2004.

NOTE 16 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value of its total long-term debt was $367.5 million versus its carrying value of $367.4 million as of December 31, 2006. The fair value of the Company’s long-term debt approximated its carrying value due to the nearness to maturity of the Company’s fixed rate debt and as much of the Company’s debt is variable rate and reflects current market rates. The interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values. The Company has fixed rate Swiss franc denominated notes with estimated fair values that differ from their carrying values. At December 31, 2006, the fair value of these instruments was $45.7 million versus their carrying values of $45.6 million. The fair values differ from the carrying values due to lower market interest rates at December 31, 2006 versus the rates at issuance of the notes.

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity.

Certain of the Company's inventory purchases are denominated in foreign currencies, which expose the Company to market risk associated with exchange rate movements. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which create exposures to changes in exchange rates. The Company uses debt and derivatives denominated in the applicable foreign currency as a means of hedging a portion of this risk.

With the Company’s significant level of variable rate long-term debt, changes in the interest rate environment can have a major impact on the Company’s earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

The manufacturing of some of the Company’s products requires the use of commodities which are subject to market fluctuations. In order to limit the unanticipated impact on earnings from such market fluctuations, the Company selectively enters into commodity swaps for certain materials used in the production of its products. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreement to effectively hedge commodity risks.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2006, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. The other swap, effective March, 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At December 31, 2006, the Company had swaps in place to purchase 1,920 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,162.17 per troy ounce. In addition, the Company had swaps in place to purchase 105,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $11.25 per troy ounce. The Company generally hedges up to 80% of its projected annual needs related to these products.

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

As of December 31, 2006, $1.7 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Fair Value Hedges

Through December 2006, the Company had used interest rate swaps to convert a portion of its fixed rate debt to variable rate debt. In December 2001, the Company issued 350 million in Eurobonds at a fixed rate of 5.75% maturing in December 2006 to partially finance the Degussa Dental acquisition. Coincident with the issuance of the Eurobonds, the Company entered into two integrated transactions: (a) an interest rate swap agreement with notional amounts totaling Euro 350 million which converted the 5.75% fixed rate Euro-denominated financing to a variable rate (based on the London Interbank Borrowing Rate) Euro-denominated financing; and (b) a cross-currency basis swap which converted this variable rate Euro-denominated financing to variable rate U.S. dollar-denominated financing.

The Euro 350 million interest rate swap agreement was designated as a fair value hedge of the Euro 350 million in fixed rate debt pursuant to SFAS No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” In accordance with SFAS 133, the interest rate swap and underlying Eurobond had been marked-to-market via the income statement. As of December 31, 2005, the accumulated fair value of the interest rate swap was $5.3 million and was recorded in Prepaid Expenses and Other Current Assets with the notional amount of the underlying Eurobond being increased by a corresponding amount at December 31, 2005. As the interest rate swap matured and the Eurobond was repaid in December 2006, there was no accumulated fair value related to the interest rate swap recorded on the Company’s financial statements at December 31, 2006.

From inception through the first quarter of 2003, the cross-currency element of the integrated transaction was not designated as a hedge and changes in the fair value of the cross-currency element of the integrated transaction were marked-to-market in the income statement, offsetting the impact of the change in exchange rates on the Eurobonds that were also recorded in the income statement. In the first quarter of 2003, the Company amended the cross-currency element of the integrated transaction to realize the $51.8 million of accumulated value of the cross-currency swap. The amendment eliminated the final payment (at a fixed rate of $.90) of $315 million by the Company in exchange for the final payment of Euro 350 million by the counterparty in return for the counterparty paying the Company 4.29% on $315 million for the remaining term of the agreement, or approximately $14.0 million on an annual basis. Other cash flows associated with the cross-currency element of the integrated transaction, included the Company’s obligation to pay on $315 million LIBOR plus approximately 1.34%, and the counterparty’s obligation to pay on Euro 350 million LIBOR plus approximately 1.47%, remained unchanged by the amendment.

No gain or loss was recognized upon the amendment of the cross currency element of the integrated transaction, as the interest rate of 4.29% was established to ensure that the fair value of the cash flow streams before and after amendment were equivalent. As a result of the amendment, the Company became economically exposed to the impact of exchange rates on the final principal payment on the Euro 350 million Eurobonds and designated the Euro 350 million Eurobonds as a hedge of net investment, on the date of the amendment and thus the impact of translation changes related to the final principal payment were recorded in accumulated other comprehensive income, net of tax effects.

The cross-currency element of the integrated transaction continued to be marked-to-market in the income statement (completely offset by the corresponding change in the Eurobonds) through June 2005. In June 2005, the Company terminated the cross currency element of the integrated transaction in response to the rapid rise in U.S. dollar short-term interest rates, converting the debt back into a Euro variable instrument. Upon termination, the Company realized the remaining $20.2 million of accumulated value of the swap.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $64.4 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.6 million. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2006 and December 31, 2005, the estimated net fair values of the swap agreements were ($48.1) million and $32.8 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects, other noncurrent liabilities and other noncurrent assets.

At December 31, 2006 and 2005, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At December 31, 2006 and 2005, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $105.8 million and $77.4 million, respectively, which was included in accumulated other comprehensive income, net of tax effects.

Other

As of December 31, 2006, on a pre-tax basis, the Company had recorded assets representing the fair value of derivative instruments of $1.1 million in “Prepaid expenses and other current assets” and $9.4 million in “Other noncurrent assets” and liabilities representing the fair value of derivative instruments of $4.0 million in "Accrued liabilities" and $59.9 million in "Other noncurrent liabilities.” The aggregate pre-tax net fair value of the Company's derivative instruments at December 31, 2006 and 2005 was ($53.4) million and $29.2 million, respectively.

In accordance with SFAS 52, "Foreign Currency Translation,” the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, are included in accumulated other comprehensive income.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse, and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $23.4 million for 2006, $23.0 million for 2005 and $22.0 million for 2004.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

2007	$ 19,818
2008	13,977
2009	7,927
2010	4,473
2011	3,381
2012 and thereafter	2,523
$ 52,099

Litigation

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the U.S. and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case have recently filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, two competitive tooth manufacturers have recently filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

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

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint seeks a refund of the purchase price and asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water.

Other

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, (as defined in the agreements), the Company's liability would be approximately $10.5 million at December 31, 2006.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dentsply International Inc.
Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
2006

Net sales	$ 430,996	$ 472,444	$ 435,725	$ 471,331	$ 1,810,496
Gross profit	220,136	242,154	225,911	240,810	929,011
Operating income	70,008	86,592	78,539	79,655	314,794
Net income	50,004	59,316	49,449	64,949	223,718

Earnings per common share - basic	$ 0.32	$ 0.38	$ 0.32	$ 0.42	$ 1.44

Earnings per common share - diluted	$ 0.31	$ 0.37	$ 0.31	$ 0.42	$ 1.41

Cash dividends declared per common share	$ 0.0350	$ 0.0350	$ 0.0350	$ 0.0400	$ 0.1450

2005

Net sales	$ 406,975	$ 444,834	$ 415,964	$ 447,362	$ 1,715,135
Gross profit	208,941	227,283	209,002	223,792	869,018
Operating income	70,125	81,135	(56,633)	(21,705)	72,922
Net income	49,049	57,893	(60,805)	(724)	45,413

Earnings per common share - basic	$ 0.31	$ 0.36	$ (0.39)	$ -	$ 0.29

Earnings per common share – diluted (a)	$ 0.30	$ 0.35	$ (0.39)	$ -	$ 0.28

Cash dividends declared per common share	$ 0.0300	$ 0.0300	$ 0.0300	$ 0.0350	$ 0.1250

(a) - As a result of the net loss in the third and fourth quarters of 2005, options to purchase 1,324,369 and 1,299,295 shares of common stock, respectively, that were outstanding at the end of each quarter were not included in the computation of diluted income (loss) per share due to their antidilutive effects on the income (loss) per share as a result of the net loss in each of the quarters.

Sales, excluding precious metal content, were $383.7 million, $423.4 million, $394.7 million and $421.3 million, respectively, for the first, second, third and fourth quarters of 2006. Sales, excluding precious metal content, were $369.2 million, $400.4 million, $373.0 million and $400.1 million, respectively, for the first, second, third and fourth quarters of 2005. This measurement should be considered a non-GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Supplemental Stock Information

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K.

The common stock of the Company is traded on the NASDAQ National Market under the symbol "XRAY." The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end	Cash
			Closing	Dividend
	High	Low	Price	Declared
2006
First Quarter	$ 29.23	$ 26.07	$ 29.08	$ 0.03500
Second Quarter	31.50	27.72	30.30	0.03500
Third Quarter	30.42	29.12	30.11	0.03500
Fourth Quarter	32.68	29.63	29.85	0.04000

2005
First Quarter	$ 29.20	$ 25.83	$ 27.21	$ 0.03000
Second Quarter	28.97	26.34	27.00	0.03000
Third Quarter	27.97	25.43	27.01	0.03000
Fourth Quarter	29.22	25.37	26.85	0.03500

2004
First Quarter	$ 22.72	$ 20.88	$ 22.17	$ 0.02625
Second Quarter	26.13	22.05	26.05	0.02625
Third Quarter	26.46	23.15	25.97	0.02625
Fourth Quarter	28.42	25.01	28.10	0.03000

The Company estimates, based on information supplied by its transfer agent, that there are approximately 54,638 holders of common stock, including 494 holders of record.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY INTERNATIONAL INC.

By:	/s/	Bret W. Wise
Bret W. Wise
Chairman of the Board, President, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Bret W. Wise	February 23, 2007
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	February 23, 2007
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	February 23, 2007
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	February 23, 2007
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 23, 2007
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 23, 2007
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 23, 2007
	Michael J. Coleman	Date
Director

/s/	William F. Hecht	February 23, 2007
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 23, 2007
	Leslie A. Jones	Date
Director

/s/	Wendy L. Dixon	February 23, 2007
	Wendy L. Dixon	Date
Director

/s/	Francis J. Lunger	February 23, 2007
	Francis J. Lunger	Date
Director

/s/	W. Keith Smith	February 23, 2007
	W. Keith Smith	Date
Director