Form 10-Q
period 2007-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2007-05-02
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

_____________________________________________________________________________________

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

_________________________________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 30, 2007 DENTSPLY International Inc. (the “Company”) had 151,905,598 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended March 31, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	6

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	27

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 1A - Risk Factors	29

Item 2 - Unregistered Sales of Securities and Use of Proceeds	29

Item 4 - Submission of Matters to a Vote of Security Holders	29

Item 6 - Exhibits	29

Signatures	30

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,

	2007	2006
	(in thousands, except per share amounts)

Net sales	$ 472,864	$ 430,996
Cost of products sold	226,586	210,860

Gross profit	246,278	220,136
Selling, general and administrative expenses	164,077	145,431
Restructuring, impairment and other costs (Note 9)	990	4,697

Operating income	81,211	70,008

Other income and expenses:
Interest expense	4,456	7,380
Interest income	(6,501)	(8,067)
Other income, net	(210)	(514)

Income before income taxes	83,466	71,209
Provision for income taxes	24,994	21,205

Net income	$ 58,472	$ 50,004

Earnings per common share (Note 4):
-Basic	$ 0.38	$ 0.32
-Diluted	$ 0.38	$ 0.31

Cash dividends declared per common share	$ 0.040	$ 0.035

Weighted average common shares outstanding (Note 4):
-Basic	152,031	157,998
-Diluted	154,564	161,060

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2007	2006
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$ 104,078	$ 65,064
Short-term investments	32,839	79
Accounts and notes receivable-trade, net	311,005	290,791
Inventories, net (Note 7)	247,517	232,441
Prepaid expenses and other current assets	120,962	129,816

Total Current Assets	816,401	718,191

Property, plant and equipment, net	331,686	329,616
Identifiable intangible assets, net	67,513	67,648
Goodwill, net	998,396	995,382
Other noncurrent assets	80,762	70,513

Total Assets	$ 2,294,758	$ 2,181,350

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 85,031	$ 79,951
Accrued liabilities	152,505	181,196
Income taxes payable	17,685	47,292
Notes payable and current portion
of long-term debt	9,759	2,995

Total Current Liabilities	264,980	311,434

Long-term debt (Note 12)	413,355	367,161
Deferred income taxes	44,601	53,191
Other noncurrent liabilities	233,558	175,507
Total Liabilities	956,494	907,293

Minority interests in consolidated subsidiaries	235	222

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at March 31, 2007 and December 31, 2006	1,628	1,628
Capital in excess of par value	167,981	168,135
Retained earnings	1,400,478	1,352,342
Accumulated other comprehensive income (Note 3)	87,882	79,914
Treasury stock, at cost, 10.6 million shares at March 31, 2007 and
11.0 million shares at December 31, 2006	(319,940)	(328,184)

Total Stockholders' Equity	1,338,029	1,273,835

Total Liabilities and Stockholders' Equity	$ 2,294,758	$ 2,181,350

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:

Net income	$ 58,472	$ 50,004

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,110	10,064
Amortization	1,824	2,031
Share-based compensation expense	3,436	4,295
Restructuring, impairment and other costs	990	4,697
Other, net	(34,007)	(59,712)

Net cash provided by operating activities	41,825	11,379

Cash flows from investing activities:

Capital expenditures	(10,708)	(9,139)
Acquisitions of businesses, net of cash acquired	(7,150)	(3,309)
Expenditures for identifiable intangible assets	(336)	(15)
Purchases of short-term investments	(32,403)	(150,711)
Liquidations of short-term investments	66	540
Other, net	55	87

Net cash used in investing activities	(50,476)	(162,547)

Cash flows from financing activities:

Payments on long-term borrowings	(105,362)	(34,503)
Net change in short-term borrowings	6,570	6,726
Cash paid for treasury stock	(11,527)	(8,109)
Cash dividends paid	(6,902)	(5,520)
Proceeds from long-term borrowings	149,548	-
Proceeds from exercise of stock options	13,262	13,500
Excess tax benefits from share-based compensation	1,096	1,130

Net provided by (used in) cash financing activities	46,685	(26,776)

Effect of exchange rate changes on cash and cash equivalents	980	4,555

Net increase (decrease) in cash and cash equivalents	39,014	(173,389)

Cash and cash equivalents at beginning of period	65,064	433,984

Cash and cash equivalents at end of period	$ 104,078	$ 260,595

See accompanying notes to unaudited interim consolidated condensed financial statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

The accompanying Unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's most recent Form 10-K filed February 23, 2007.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of DENTSPLY International Inc., as applied in the consolidated interim financial statements presented herein, are substantially the same as presented on pages 56 through 63 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the following:

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation the Company recognized a $3.8 million increase to reserves for uncertain tax positions.

The total amount of gross unrecognized tax benefits, as of the date of adoption, is approximately $48.7 million. Of this total, approximately $37.8 million (net of the federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Changes due to statute closure could include unrecognized tax benefits for acquisition and tax restructuring activities of approximately $4.0 million, $2.0 million of which will have no impact upon the effective income tax rate.

The total amounts of interest and penalties, as of the date of adoption, are $7.8 million and $3.9 million, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Switzerland and Germany. The Company has substantially concluded all U.S. federal income tax matters for years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company is not currently under audit for U.S. Federal Income Tax purposes. The taxable years that remain open for Switzerland are years 1996 through 2006. For Germany the open years are from 1998 through 2006.

Revisions in Classification

Certain revisions of classification have been made to prior years’ data in order to conform to current year presentation.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to chose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

NOTE 2 – STOCK COMPENSATION

The Company has stock options outstanding under three stock option/equity incentive plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan (“the 2002 Plan”)). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company, options to purchase shares of common stock at an exercise price determined by such committee, but not less than the fair market value of the common stock on the date of grant. Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except that they become immediately exercisable upon death, disability or qualified retirement.

Grants of equity compensation to key employees are administered by the Human Resources Committee of the Board of Directors. Each non-employee director receives an automatic grant of non-qualified stock options to purchase 20,000 shares of common stock on the date he or she becomes a non-employee director and an additional 20,000 options on the third anniversary of the date the non-employee director was last granted an option.

The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”), which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock, which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units” or “RSUs”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options.” Options, Restricted Stock, Restricted Stock Units and SARs are collectively referred to as “awards.” Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date. The number of shares available for grant under the 2002 Plan as of March 31, 2007 was 6,576,966 shares.

Non-Qualified Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” using the modified prospective method. Under the prospective method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The total compensation cost related to non-qualified stock options recognized in the operating results for the three months ended March 31, 2007 was $3.1 million. These costs were allocated appropriately to either cost of products sold or selling, general and administrative expenses. The associated future income tax benefit recognized during the three months ended March 31, 2007 was $0.8 million. There were 3,219,607 non-qualified stock options unvested as of March 31, 2007. The remaining unamortized compensation cost related to non-qualified stock options is $20.3 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. Cash received from stock option exercises for the three months ended March 31, 2007 was $13.3 million. It is the Company’s practice to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the three months ended March 31, 2007 was $2.6 million. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2007 was $8.5 million and the aggregate intrinsic value of the outstanding stock options as of March 31, 2007 was $104.4 million.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the three months ended March 31, 2007:

Weighted Average
Three Months
Ended March 31,
2007
Per share fair value	$ 8.57
Expected dividend yield	0.49%
Risk-free interest rate	4.54%
Expected volatility	17%
Expected life (years)	5.76

The following is a summary of the status of the Plans as of March 31, 2007 and changes during the quarter then ended:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

December 31, 2006	11,563,791	$ 22.97	7,912,549	$ 20.21
Granted	107,900	32.87
Exercised	(678,023)	19.56
Expired/Canceled	(101,968)	28.41

March 31, 2007	10,891,700	$ 23.23	7,672,093	$ 20.65

The weighted average remaining contractual term of all outstanding options is 6.5 years and the weighted average remaining contractual term of exercisable options is 5.5 years.

Restricted Stock Units

During the first quarter of 2007, the Company granted 214,470 RSUs to key employees. The RSUs have a weighted-average fair value per share of $30.76, which was the fair value of the Company’s stock as measured on the date of grant. RSUs vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. Under the terms of the RSUs, the three year period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three year restricted period prior to vesting. All restrictions imposed on Restricted Stock Units will lapse, and one share of common stock will be issued as payment for each vested RSU upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed. No shares of common stock will be issued prior to the vesting date.

During the restricted period, the Company will pay cash dividends on the RSUs, in the form of additional RSUs on each date that the Company pays a cash dividend to holders of common stock. The additional RSUs will be subject to the same terms and conditions as the original RSUs and vest when the restrictions lapse.

The total compensation cost related to RSUs recognized in the operating results for the three months ended March 31, 2007 was $0.3 million. This amount represents the aggregate fair value of stock units that were expensed during the first quarter of 2007, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months ended March 31, 2007 was $0.1 million. All 214,470 RSUs remained unvested as of March 31, 2007. The unamortized compensation cost related to RSUs is $5.6 million, which will be expensed over the weighted average remaining vesting period of the options, or 2.9 years. The aggregate intrinsic value of the outstanding RSUs as of March 31, 2007 was $7.0 million.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income	$ 58,472	$ 50,004
Other comprehensive income:
Foreign currency translation adjustments	13,984	14,106
Unrealized gain on available-for-sale securities	(97)	137
Amortization of unrecognized losses
and prior year service cost, net	(308)	-
Net loss on derivative financial instruments	(5,611)	(6,903)
Total comprehensive income	$ 66,440	$ 57,344

During the quarter ended March 31, 2007, foreign currency translation adjustments included currency translation gains of $15.4 million and partially offset by losses of $1.4 million on the Company's loans designated as hedges of net investments. During the quarter ended March 31, 2006, foreign currency translation adjustments included currency translation gains of $18.1 million and partially offset by losses of $4.0 million on the Company's loans designated as hedges of net investments. As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 158 (“SFAS 158”) on January 1, 2007, the Company recognized $0.3 million of the unrecognized losses and prior service cost, net in comprehensive income. The $0.3 million was derived using the average exchange rate for the current period, which may differ from the exchange rate used to record the unrecognized losses and prior service cost, net.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$ 148,709	$ 135,341
Net loss on derivative financial instruments	(38,176)	(32,565)
Unrealized gain on available-for-sale securities	236	333
Unrecognized losses and prior service cost, net	(22,887)	(23,195)
	$ 87,882	$ 79,914

The cumulative foreign currency translation adjustments included translation gains of $231.7 million and $216.9 million as of March 31, 2007 and December 31, 2006, respectively, offset by losses of $83.0 million and $81.6 million, respectively, on loans designated as hedges of net investments.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS No. 123(R). The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Net income	$ 58,472	$ 50,004

Common shares outstanding	152,031	157,998

Earnings per common share - basic	$ 0.38	$ 0.32

Diluted Earnings Per Common Share Computation

Net income	$ 58,472	$ 50,004

Common shares outstanding	152,031	157,998
Incremental shares from assumed exercise
of dilutive options	2,533	3,062
Total shares	154,564	161,060

Earnings per common share - diluted	$ 0.38	$ 0.31

There were no options to purchase shares of common stock outstanding during the quarters ended March 31, 2007 and 2006 that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE 5 - BUSINESS ACQUISITIONS

Several of the Company’s more recent acquisitions included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). In the first quarter of 2007, the Company paid $7.2 million in related expenses against those provisions.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 98% of sales for the periods ended March 31, 2007 and 2006.

The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described in the most recently filed 10-K Consolidated Financial Statements in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes. A description of the services provided within each of the Company’s four reportable segments is provided below.

In January 2007, the Company reorganized its operating group structure expanding into four operating groups from the three groups under the prior management structure. The segment information below reflects this revised structure for all periods shown.

A description of the activities provided within each of the Company’s four reportable segments follows:

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Consumable Businesses

This business group includes responsibility for the sales and distribution for chairside consumable products and certain small equipment and certain laboratory products in France, United Kingdom, Italy, CIS, Middle East, Africa, Asia, Japan, and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the manufacturing and sale of Orthodontic products, the manufacturing of certain laboratory products in Japan, the manufacturing of certain laboratory products in Asia, and the manufacturing and sale of Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of most Company dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution of all Company Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. This business group is also responsible for sales and distribution in the U.S. for implant and bone substitute/grafting materials and the distribution of implants in Brazil.

Global Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the U.S., Italy, Australia and Brazil. This business group is also responsible for the Company’s non-dental business.

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

The following tables set forth information about the Company’s operating groups for the quarters ended March 31, 2007 and 2006:

Third Party Net Sales	Three Months Ended
March 31,
	2007	2006
(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 100,413	$ 91,424
France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	$ 86,705	$ 74,539
Canada/Latin America/Endodontics/
Orthodontics	$ 135,079	$ 125,603
Global Dental Laboratory Business/
Implants/Non-Dental	$ 152,040	$ 140,256
All Other (a)	(1,373)	(826)
Total	$ 472,864	$ 430,996

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Third Party Net Sales, excluding precious metal content

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 100,413	91,424
France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	80,034	68,943
Canada/Latin America/Endodontics/
Orthodontics	133,983	124,832
Global Dental Laboratory Business/
Implants/Non-Dental	110,209	99,042
All Other (a)	(1,373)	(826)
Total excluding Precious Metal Content	423,266	383,415
Precious Metal Content	49,598	47,581
Total including Precious Metal Content	$ 472,864	$ 430,996

Intersegment Net Sales
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 36,888	$ 31,922
France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	2,321	2,325
Canada/Latin America/Endodontics/
Orthodontics	21,526	17,103
Global Dental Laboratory Business/
Implants/Non-Dental	25,392	16,639
All Other (b)	35,922	30,023
Eliminations	(122,049)	(98,012)
Total	$ -	$ -

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

(b) Includes: operating expenses of one distribution warehouse not managed by named segments and Corporate.

Segment Operating Income
	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 33,933	$ 30,169
France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	577	(1,281)
Canada/Latin America/Endodontics/
Orthodontics	42,467	43,730
Global Dental Laboratory Business/
Implants/Non-Dental	28,634	23,857
All Other (a)	(23,410)	(21,770)
Segment Operating Income	82,201	74,705

Reconciling Items:
Restructuring and other costs	(990)	(4,697)
Interest Expense	(4,456)	(7,380)
Interest Income	6,501	8,067
Other income (expense), net	210	514
Income before income taxes	$ 83,466	$ 71,209

(a) Includes: operating expenses of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Assets
	March 31,	December 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 282,769	$ 273,233
France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	282,146	271,999
Canada/Latin America/Endodontics/
Orthodontics	718,853	705,321
Global Dental Laboratory Business/
Implants/Non-Dental	698,858	682,879
All Other (b)	312,132	247,918
Total	$ 2,294,758	$ 2,181,350

(b) Includes: assets of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At March 31, 2007 and December 31, 2006, the cost of $12.5 million, or 5.1%, and $11.2 million, or 4.8%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2007 and December 31, 2006 by $3.5 million and $3.3 million, respectively.

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)

Finished goods	$ 153,506	$ 143,167
Work-in-process	44,977	43,855
Raw materials and supplies	49,034	45,419
	$ 247,517	$ 232,441

NOTE 8 - BENEFIT PLANS

The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement. The Company has early adopted the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date for the 2007 fiscal year. The net of tax adjustment to retained earnings was $0.4 million.

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other post-retirement employee benefit plans for the three months ended March 31, 2007 and March 31, 2006, respectively:

	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Service cost	$ 1,679	$ 1,582	$ 16	$ 23
Interest cost	1,781	1,443	131	196
Expected return on plan assets	(1,105)	(909)	-	-
Amortization of transition obligation	53	50	-	-
Amortization of prior service cost	37	29	(97)	(198)
Amortization of net (gain) loss	284	247	31	79
Net periodic benefit cost	$ 2,729	$ 2,442	$ 81	$ 100

The following sets forth the information related to the funding of the Company's benefit plans for 2007:

Other
	Pension	Postretirement
	Benefits	Benefits
(in thousands)
Actual, March 31, 2007	$ 2,135	$ 507
Projected for the remainder of the year	4,453	646
Total for year	$ 6,588	$ 1,153

NOTE 9 - RESTRUCTURING, IMPAIRMENT AND OTHER COSTS (INCOME), NET

Restructuring Costs

2006 Plans

During 2006, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States and Europe in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. During the quarter ended March 31, 2007, the Company recorded charges of $0.8 million for additional severance and other restructuring costs. The plans include the elimination of approximately 90 positions, with 9 of these positions having been eliminated as of March 31, 2007. These plans are expected to be substantially completed by the end of 2007. The major components of these charges and the remaining outstanding balances at March 31, 2007 are as follows:

		Amounts		Amounts	Balance
	2006	Applied	2007	Applied	March 31,
	Provisions	2006	Provisions	2007	2007
	(in thousands)
Severance	$ 2,205	$ -	$ 323	$ (60)	$ 2,468
Other restructuring costs	$ 73	$ -	$ 493	$ -	$ 566
	$ 2,278	$ -	$ 816	$ (60)	$ 3,034

2005 Plans

During 2005, the Company initiated several restructuring plans primarily related to the shutdown of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain United States production facilities in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. As of March 31, 2007, the shutdown of the pharmaceutical manufacturing facility has been completed. During the quarter ended March 31, 2007, the Company recorded charges of $0.1 million primarily for additional severance costs and other restructuring costs. The plans include the elimination of approximately 165 administrative and manufacturing positions, all within the United States, with 146 of these positions having been eliminated as of March 31, 2007. The Company does not expect any significant future expenses related to these plans. The major components of these charges and the remaining outstanding balances at March 31, 2007 are as follows:

		Amounts		Amounts	Change		Amounts	Change	Balance
	2005	Applied	2006	Applied	in Estimate	2007	Applied	in Estimate	March 31,
	Provisions	2005	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,400	$ -	$ 3,570	$ (4,420)	$ (523)	$ 139	$ (357)	$ (12)	$ 797
Lease/contract
terminations	-	-	184	(184)	-	-	-	-	-
Other restructuring
costs	-	-	5,882	(5,882)	-	7	(7)	-	-
	$ 2,400	$ -	$ 9,636	$ (10,486)	$ (523)	$ 146	$ (364)	$ (12)	$ 797

2004 Plans

During 2004, the Company initiated several restructuring plans primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions are being replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. As of March 31, 2007, approximately 40 of these positions have been eliminated. These plans are expected to be fully completed in early 2008. The major components of these charges and the remaining outstanding balances at March 31, 2007 are as follows:

		Amounts		Change	Amounts		Amounts	Change		Amounts	Balance
	2004	Applied	2005	in Estimate	Applied	2006	Applied	in Estimate	2007	Applied	March 31,
	Provisions	2004	Provisions	2005	2005	Provisions	2006	2006	Provisions	2007	2007
	(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$ (1,168)	$ (1,740)	$ 118	$ (632)	$ (275)	$ 40	$ (76)	$ 883
Lease/contract
terminations	881	-	190	-	(435)	-	(204)	-	-	(17)	415
	$ 5,758	$ (583)	$ 512	$ (1,168)	$ (2,175)	$ 118	$ (836)	$ (275)	$ 40	$ (93)	$ 1,298

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximated its carrying value as the debt is variable rate and reflects current market rates. The interest rates on revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity.

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2007, the Company has two groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps was entered into in February 2002, has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. The other swap, effective March 2005, has a notional amount of 65 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At March 31, 2007, the Company had swaps in place to purchase 1,440 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,162.30 per troy ounce. In addition, the Company had swaps in place to purchase 75,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $11.23 per troy ounce. The Company generally hedges up to 80% of its projected annual needs related to these products.

The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies. The forward contracts that are used in these programs typically mature in twelve months or less. The Company generally hedges up to 80% of its anticipated purchases from the supplying locations.

As of March 31, 2007, $1.2 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to interest rate swaps and the sale of inventory that includes previously hedged purchases. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the

Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying 3 month Swiss franc Libor and receiving 3 month United States dollar (“U.S. dollar”) Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying 3 month Swiss franc Libor and receiving 3 month U.S. dollar Libor on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358 million paying 3 month Euro Libor and receiving 3 month U.S. dollar Libor on $419.6 million. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of March 31, 2007 and December 31, 2006, the estimated net fair values of the swap agreements were ($57.8) million and ($48.1) million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects, other noncurrent liabilities and other noncurrent assets.

At March 31, 2007 and December 31, 2006, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss, and Japanese subsidiaries. At March 31, 2007 and December 31, 2006, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $112.2 million and $105.8 million, respectively, which was included in accumulated other comprehensive income, net of tax effects.

Other

The aggregate net fair value of the Company's derivative instruments at March 31, 2007 and December 31, 2006 was ($62.3) million and ($53.4) million, respectively.

In accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”), "Foreign Currency Translation,” the Company utilizes long-term intercompany loans to eliminate foreign currency transaction exposures of certain foreign subsidiaries. Net gains or losses related to these long-term intercompany loans, those for which settlement is not planned or anticipated in the foreseeable future, are included in accumulated other comprehensive income.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the United States and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, manufacturers of three competitive tooth lines have filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance® product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The parties have entered a settlement agreement, which has been preliminarily approved by the Court and the Court has scheduled a fairness hearing for June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance cement, can submit claims for review and reimbursement of unpaid fees. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint seeks a refund of the purchase price paid for Cavitron scalers and asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water.

NOTE 12 - FINANCING ARRANGEMENTS

During the first quarter of 2007, the Company entered into a purchase agreement with a group of initial purchasers, providing for the issuance by the Company of $150.0 million aggregate principal amount of floating rate Senior Notes due 2010 through a private placement. The net proceeds from the offering after deducting placement fees and expenses of the offering were $149.5 million. The obligations of the Company and the initial purchasers are subject to the terms and conditions of the Note Purchase Agreement.

DENTSPLY International Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, DENTSPLY International Inc. (“the Company”) provided the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties, which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s most recent Annual Report on Form 10-K as filed on February 23, 2007. Investors are further cautioned that the risk factors in Item 1A, Part I of Company’s most recent Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

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

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the beginning of the fourth quarter of the year. These price changes, other marketing and promotional programs offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

During the quarter ended March 31, 2007, the Company's overall internal growth was approximately 6.4% compared to 4.3% for the full year 2006. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 4.7% and 8.2%, respectively during the first three months of 2007 compared to 1.2% and 7.4%, respectively for the full year 2006. The internal growth rate in all other regions during the quarter ended March 31, 2007 was 6.6%, compared to 5.6% for the full year 2006.

Product innovation is a key component of the Company's overall growth strategy. Historically, the Company has introduced in excess of twenty new products each year. During 2006, approximately thirty new products were introduced around the world, and the Company expects over twenty-five new products to be introduced in 2007. During the three months ended March 31, 2007, a total of seven new products or significant product enhancements have been introduced.

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

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions and investments in companies. Management believes that there will continue to be adequate opportunities to participate as a consolidator or investor in the industry for the foreseeable future. The Company continues to pursue opportunities to expand its business through acquisitions and investments.

The Company also remains focused on reducing costs and achieving operational efficiencies. Management expects to continue to consolidate operations or functions to reduce costs while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology, process improvement initiatives and new marketing strategies. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, regulatory oversight and compliance and financial reporting.

In 2006, the Company entered into a new U.S.-based Strategic Partnership Program, designed to significantly improve its ability to collaborate with and provide value to its key distributor partners. This program encompasses all of the Company’s divisions selling through United States dental distributors and will result in a consolidated network of U.S. distributors. The consolidation will focus the Company on the 28 U.S. distributors, which represented over 90% of the Company’s distributor-based business in the United States.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2007 COMPARED TO QUARTER ENDED MARCH 31, 2006

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metals, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal alloy products, which are used by third parties to construct crown and bridge solutions. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 472.9	$ 431.0	$ 41.9	9.7%
Precious metal content of sales	(49.6)	(47.6)	(2.0)	4.2%
Net sales excluding precious metal content	$ 423.3	$ 383.4	$ 39.9	10.4%

The net sales growth, excluding precious metal content, of 10.4% was comprised of 6.4% of internal growth, and 4.0% of foreign currency translation. The 6.4% internal growth was comprised of 4.7% in the United States, 8.2% in Europe and 6.6% for all other regions combined.

Internal Sales Growth

	March 31, 2007	March 31, 2006
	Internal Growth Rates	Internal Growth Rates
United States	4.7%	1.2%
Europe	8.2%	13.2%
Other regions	6.6%	4.9%

United States

The internal sales growth of 4.7%, excluding precious metal content, in the United States was primarily a result of a strong recovery in the dental consumable product category and moderate sales growth in the dental specialty product category offset by lower sales in laboratory products.

Europe

In Europe, the internal sales growth of 8.2%, excluding precious metal content, was led by strong performance in all of our specialty businesses, including Orthodontics, Endodontics and Implants. The Company’s European internal sales growth benefited from the biennial International Dental Show (“IDS”), which occurred at the end of the first quarter in 2007.

All Other Regions

The internal sales growth of 6.6% in all other regions was primarily the result of strong sales growth in the dental specialty product category and moderate sales growth in the dental consumable product category in Asia, Africa and Australia.

Gross Profit

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(dollars in millions)
Gross Profit	$ 246.3	$ 220.1	$ 26.2	11.9%
Gross Profit as a percentage of net
sales including precious metal content	52.1%	51.1%
Gross Profit as a percentage of net
sales excluding precious metal content	58.2%	57.4%

The 0.8% increase from March 31, 2006 to 2007 in the gross profit as a percentage of net sales, excluding precious metal content, was primarily due to favorable product mix and improved leveraging of resources.

Expenses

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(in millions)
Selling, general & administrative expenses ("SG&A")	$ 164.1	$ 145.4	$ 18.7	12.8%
Restructuring, impairment and other costs (income), net	$ 1.0	$ 4.7	$ (3.7)	-78.9%

SG&A Expenses

SG&A expenses, measured against sales including precious metal content, increased to 34.7% for the three months ended March 31, 2007 compared to 33.7% for the three months ended March 31, 2006. SG&A expenses, as measured against sales excluding precious metal content, increased to 38.8% in 2007 compared to 37.9% in 2006. The increase in the SG&A expenses is primarily a result of currency translation, costs related to the biennial IDS and increased expenses related to the consolidation of the U.S. Endodontic and Implant divisions.

Restructuring, Impairment and Other Costs (Income), Net

During the quarter ended March 31, 2007, the Company recorded restructuring, impairment and other costs of $1.0 million, which is $3.7 million less than those recorded for the quarter ended March 31, 2006. The costs associated with the quarter ended March 31, 2006 related to the shut down of the pharmaceutical manufacturing facility in Chicago, Illinois. The Company does not expect to incur any further substantial charges related to this manufacturing facility.

Other Income and Expenses

	Three Months Ended
	March 31,
	2007	2006	$ Change
	(in millions)
Net interest (income) expense	$ (2.0)	$ (0.7)	$ (1.3)
Other (income) expense, net	(0.2)	(0.5)	0.3
Net interest & other (income) expense	$ (2.2)	$ (1.2)	$ (1.0)

Net Interest (Income) Expense

The increase in net interest income was mainly the result of the continued benefit from the cross currency swaps. Lower average net debt levels in 2007 compared to the prior year period partially offset by higher interest rates and a weaker U.S. dollar exchange rate versus the Euro, Swiss franc and Japanese yen are other factors that related to the increase in net interest income.

Other (Income) Expense, Net

Other (income) expense in the 2007 period included approximately $0.2 million of other non-operating income. The 2006 period included $0.8 million of currency transaction gains and $0.3 million of other non-operating losses.

Income Taxes and Net Income

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
(dollars in millions, except per share data)
Income tax rates	29.9%	29.8%
Net income	$ 58.5	$ 50.0	$ 8.5	17.0%
Earnings per common share:
- Diluted	$ 0.38	$ 0.31

Income Taxes

The Company's effective tax rate for the period ended March 31, 2007 increased to 29.9% from 29.8% for the same period in 2006. The operational tax rate in the first quarter of 2007 was 30.2%.

Net Income

Net income increased $8.5 million, or 17.0%, to $58.5 million in 2007 from $50.0 million in 2006. Fully diluted earnings per share were $0.38 in 2007, an increase of 22.6% from $0.31 in 2006. Net income in the first quarter of 2007 included the after tax impact from restructuring costs of $0.7 million, or less than $0.01 per diluted share, compared to the first quarter of 2006, which included the after tax impact from restructuring costs of $3.1 million, or $0.02 per diluted share.

Operating Segment Results

In January 2007, the Company reorganized its operating group structure expanding into four operating groups from the three groups under the prior management structure. These four operating groups are managed by two Senior Vice Presidents, a Franchise Vice President and an Executive Vice President and represent our operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 6 of the Unaudited Consolidated Condensed Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content and segment operating income.

Net Sales, excluding precious metal content
	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 100.4	$ 91.4	$ 9.0	9.8%

France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	$ 80.0	$ 68.9	$ 11.1	16.1%

Canada/Latin America/Endodontics/
Orthodontics	$ 134.0	$ 124.8	$ 9.2	7.4%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 110.2	$ 99.0	$ 11.2	11.3%

Segment Operating Income
	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 33.9	$ 30.2	$ 3.7	12.3%

France, U.K. Italy, CIS, Middle East, Africa,
Pacific Rim Consumable Businesses	$ 0.6	$ (1.3)	$ 1.9	NA

Canada/Latin America/Endodontics/
Orthodontics	$ 42.5	$ 43.7	$ (1.2)	-2.7%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 28.6	$ 23.9	$ 4.7	19.7%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales for this group increased 9.8% during the three months ended March 31, 2007 compared to 2006. Internal growth was a positive 7.5% and currency translation added 2.3% to sales in 2007. Strong internal growth shown in the United States was primarily a result of a strong recovery in the dental consumable product category, offset slightly by a moderate growth in Germany and certain other European regions consumable businesses.

Operating profit increased $3.7 million during the quarter ended March 31, 2007 compared to 2006. The increase was primarily related to sales growth in the United States, Germany, and certain other European regions consumable businesses, and improving profit margins primarily in our German consumable business. These increases were offset somewhat by higher expense ratios for 2007 in the United States. Also, operating profits were favorably impacted by currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Consumable Businesses

Net sales for this group increased 16.1% during the three months ended March 31, 2007 compared to 2006. Internal growth was 9.7% with currency translation adding 6.4%. Strong internal growth was shown in the France, CIS, Middle East, Africa, and the Pacific Rim consumable businesses, offset slightly by lower internal growth in the United Kingdom consumable business and flat growth in the Italy consumable businesses.

Operating profit increased $1.9 million during the quarter ended March 31, 2007 compared to 2006. The increase was primarily related to sales growth in the Australian, France, Japan, and United Kingdom businesses, offset somewhat by the higher expense ratios of the Asian and CIS, Middle East, Africa businesses. In addition, operating profit was positively impacted from currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales for this group increased 7.4% during the three months ended March 31, 2007 compared to 2006. Internal growth was 5.4% and currency translation added 2.0% to sales in 2007. Significant growth was seen in the Orthodontic businesses with moderate growth in the Endodontic and Canadian businesses, partially offset by negative growth in the Latin American businesses.

Operating profit decreased $1.2 million during the quarter ended March 31, 2007 compared to 2006. The decrease in operating profits was driven primarily by the Latin American business and the additional operational investment into the combined Endodontic/Implant businesses. This group also had a negative impact from exchange due to purchases that were affected by the weakening U.S. dollar.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales for this group increased 11.3% during the three months ended March 31, 2007 compared to 2006. Internal growth was 4.7% and currency translation added 6.6% from sales in 2006. Significant growth was shown in the Implant business, which was partially offset by negative growth in the Global Dental Laboratory and Non-Dental businesses.

Operating profit increased $4.7 million during the quarter ended March 31, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implant business. In addition, operating profit was positively impacted from currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in the Significant Accounting Policies section of Note 1 to the Unaudited Consolidated Condensed Financial Statements, the Company adopted FIN 48 on January 1, 2007.

There have been no other material changes to the Company’s disclosure in its 2006 Annual Report on Form 10-K filed February 23, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2007

Cash flow from operating activities during the three months ended March 31, 2007 was $41.8 million compared to $11.4 million during the same period of 2006. The increase resulted from a $23.0 million prior year payment of taxes associated with the 2005 repatriation of earnings.

Investing activities during the first quarter of 2007 include capital expenditures of $10.7 million. The Company expects that capital expenditures will range from $60 million to $65 million for the full year of 2007. Payments of $7.2 million related to recent acquisition earn-outs were made in the quarter ended March 31, 2007.

At March 31, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 363,916 shares during first quarter of 2007 at an average price of $31.68. As of March 31, 2007, the Company held 10,603,928 shares of treasury stock. The Company also received proceeds of $13.3 million as a result of the exercise of 744,621 stock options during the quarter ended March 31, 2007.

The Company’s long-term borrowings increased by a net of $46.2 million during the three months ended March 31, 2007. This net change included a net new borrowing of $44.2 million during the quarter and an increase of $2.0 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. During the three months ended March 31, 2007, the Company’s ratio of long-term debt to total capitalization increased to 23.6% compared to 22.4% at December 31, 2006.

On March 13, 2007, the Company entered into a note purchase agreement with a group of initial purchasers, providing for the issuance of $150 million aggregate principal amount of floating rate senior notes due 2010 (the “Notes”) through a private placement. The net proceeds from the offering after deducting placement fees and expenses of the offering were $149.5 million. The obligations of Dentsply and the initial purchasers are subject to the terms and conditions of the Note Purchase Agreement.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2007, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million United States facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $160.4 million outstanding under the multi-currency facility and $96.0 million outstanding under the commercial paper facilities at March 31, 2007.

The Company also has access to $34.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2007, $9.6 million is outstanding under these short-term lines of credit. At March 31, 2007, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $263.8 million.

At March 31, 2007, the Company held $69.0 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The Company's cash, cash equivalents and short-term investments increased $71.8 million in total during the three months ended March 31, 2007 to $136.9 million. In the first quarter of 2007, the Company repaid $105.3 million of maturing long-term borrowings and repurchased $11.5 million of treasury stock.

There have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its 2006 Annual Report on Form 10-K filed February 23, 2007. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to chose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2006.

Item 4 - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’S rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On January 5, 1999, following a four-year investigation, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the United States and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the U.S. District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the U.S. Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, manufacturers of three competitive tooth lines have filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Complaint seeks damages in an unspecified amount for costs incurred in repairing dental work in which the Advance® product allegedly failed. The Judge entered an Order granting class certification, as an Opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The parties have entered a settlement agreement, which has been preliminarily approved by the Court and the Court has scheduled a fairness hearing for June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance cement, can submit claims for review and reimbursement of unpaid fees. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint seeks a refund of the purchase price paid for Cavitron scalers and asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company's Annual Report on Form 10-K filed for the year ending December 31, 2006.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended March 31, 2007, the Company had the following activity with respect to this repurchase program:

				Number Of
				Shares That
				May be Purchased
	Total Number	Total Cost	Average Price	Under The Share
	Of Shares	Of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
January 1-31, 2007	-	$ -	$ -	3,168.7
February 1-28, 2007	-	-	-	3,413.5
March 1-31, 2007	363.9	11,527.4	31.68	3,396.1
	363.9	$ 11,527.4	$ 31.68

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended March 31, 2007.

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
99.1	Note Purchase Agreement, dated March 13, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 2, 2007
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer

/s/	William R. Jellison	May 2, 2007
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer