Form 10-Q
period 2007-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2007-08-02
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 1, 2007 DENTSPLY International Inc. (the “Company”) had 152,035,594 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended June 30, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	6

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	31

Item 4 - Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 1A - Risk Factors	33

Item 2 - Unregistered Sales of Securities and Use of Proceeds	33

Item 4 - Submission of Matters to a Vote of Security Holders	33

Item 6 - Exhibits	33

Signatures	34

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)

Net sales	$ 507,362	$ 472,444	$ 980,226	$ 903,440
Cost of products sold	238,578	230,290	465,164	441,150

Gross profit	268,784	242,154	515,062	462,290
Selling, general and administrative expenses	172,084	152,926	336,161	298,357
Restructuring and other costs (Note 9)	3,207	2,636	4,197	7,333

Operating income	93,493	86,592	174,704	156,600

Other income and expenses:
Interest expense	5,209	8,765	9,665	16,145
Interest income	(6,995)	(9,204)	(13,496)	(17,271)
Other (income) expense, net	(347)	965	(557)	451

Income before income taxes	95,626	86,066	179,092	157,275
Provision for income taxes	30,193	26,750	55,187	47,955

Net income	$ 65,433	$ 59,316	$ 123,905	$ 109,320

Earnings per common share (Note 4):
-Basic	$ 0.43	$ 0.38	$ 0.82	$ 0.69
-Diluted	$ 0.42	$ 0.37	$ 0.80	$ 0.68

Cash dividends declared per common share	$ 0.040	$ 0.035	$ 0.080	$ 0.070

Weighted average common shares outstanding (Note 4):
-Basic	152,000	156,814	152,016	157,402
-Diluted	154,873	159,834	154,723	160,446

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2007	2006
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$ 69,433	$ 65,064
Short-term investments	110,791	79
Accounts and notes receivable-trade, net (Note 1)	322,900	290,791
Inventories, net (Note 7)	249,864	232,441
Prepaid expenses and other current assets	116,757	129,816

Total Current Assets	869,745	718,191

Property, plant and equipment, net	333,949	329,616
Identifiable intangible assets, net	71,425	67,648
Goodwill, net	1,020,020	995,382
Other noncurrent assets, net	93,431	70,513

Total Assets	$ 2,388,570	$ 2,181,350

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 87,031	$ 79,951
Accrued liabilities	171,543	181,196
Income taxes payable	27,397	47,292
Notes payable and current portion
of long-term debt	5,104	2,995

Total Current Liabilities	291,075	311,434

Long-term debt (Note 12)	397,124	367,161
Deferred income taxes	56,716	53,191
Other noncurrent liabilities	244,920	175,507

Total Liabilities	989,835	907,293

Minority interests in consolidated subsidiaries	249	222

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at June 30, 2007 and December 31, 2006	1,628	1,628
Capital in excess of par value	167,766	168,135
Retained earnings	1,460,526	1,352,342
Accumulated other comprehensive income (Note 3)	101,858	79,914
Treasury stock, at cost, 10.8 million shares at June 30, 2007 and
11.0 million shares at December 31, 2006	(333,292)	(328,184)

Total Stockholders’ Equity	1,398,486	1,273,835

Total Liabilities and Stockholders’ Equity	$ 2,388,570	$ 2,181,350

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:

Net income	$ 123,905	$ 109,320

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	21,505	19,959
Amortization	3,847	3,438
Share-based compensation expense	7,124	8,476
Restructuring and other costs	4,197	7,333
Other, net	(5,504)	(55,858)

Net cash provided by operating activities	155,074	92,668

Cash flows from investing activities:

Capital expenditures	(21,159)	(21,781)
Acquisitions of businesses, net of cash acquired	(26,223)	(6,448)
Expenditures for identifiable intangible assets	(3,003)	-
Purchases of short-term investments	(109,233)	(217,104)
Liquidations of short-term investments	67	31,777
Other, net	236	431

Net cash used in investing activities	(159,315)	(213,125)

Cash flows from financing activities:

Payments on long-term borrowings	(117,161)	(42,102)
Net change in short-term borrowings	1,636	6,079
Cash paid for treasury stock	(44,222)	(146,918)
Cash dividends paid	(12,976)	(11,062)
Proceeds from long-term borrowings	149,548	114,065
Proceeds from exercise of stock options	26,312	21,212
Excess tax benefits from share-based compensation	3,659	4,933

Net cash provided by (used in) financing activities	6,796	(53,793)

Effect of exchange rate changes on cash and cash equivalents	1,814	22,963

Net increase (decrease) in cash and cash equivalents	4,369	(151,287)

Cash and cash equivalents at beginning of period	65,064	433,984

Cash and cash equivalents at end of period	$ 69,433	$ 282,697

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

The accompanying Unaudited Interim Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s most recent Form 10-K filed February 23, 2007.

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

The total amount of gross unrecognized tax benefits, as of the date of adoption, is approximately $48.7 million. Of this total, approximately $37.8 million (net of the federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation could include unrecognized tax benefits for acquisition and tax restructuring activities of approximately $4.0 million, $2.0 million of which will have no impact upon the effective income tax rate.

As a result of the adoption of FIN 48, the Company had a material change to the scheduled contractual cash obligations disclosed in its 2006 Annual Report on Form 10-K filed February 23, 2007. As of June 30, 2007, the Company’s contractual obligation related to the adoption of FIN 48 is $48.7 million.

The total amounts of interest and penalties, as of the date of adoption, are $7.8 million and $3.9 million, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.

The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the United States, Switzerland and Germany. The Company has substantially concluded all United States federal income tax matters for years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company is not currently under audit for United States Federal Income Tax purposes. The taxable years that remain open for Switzerland are years 1996 through 2006. For Germany the open years are from 1998 through 2006.

Accounts and Notes Receivable-Trade

Accounts and notes receivable-trade are stated net of allowances for doubtful accounts and trade discounts, which were $18.2 million and $16.6 million at June 30, 2007 and December 31, 2006, respectively.

Revisions in Classification

Certain revisions of classification have been made to prior years’ data in order to conform to current year presentation.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

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

NOTE 2 – STOCK COMPENSATION

The Company has stock options outstanding under three stock option/equity incentive plans (1993 Plan, 1998 Plan and 2002 Amended and Restated Plan (“the 2002 Plan”)). Further grants can only be made under the 2002 Plan. Under the 1993 and 1998 Plans, a committee appointed by the Board of Directors granted to key employees and directors of the Company, options to purchase shares of common stock at an exercise price determined by the fair market value of the common stock on the date of grant. Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement.

Effective May 15, 2007, the stockholders of the Company approved an amendment to the 2002 Plan. The purpose of the amendment was to eliminate the automatic stock option grants to outside directors and include performance criteria with respect to the grant of performance-based restricted stock and restricted stock units. Under the amended 2002 Plan, no more than 2.0 million shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted in excess of 150,000 shares of common stock in any calendar year.

The 2002 Plan authorized grants of 14.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”), which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock, which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units” or “RSUs”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options.” Options, Restricted Stock, Restricted Stock Units and SARs are collectively referred to as “awards.” Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date. The number of shares available for grant under the 2002 Plan as of June 30, 2007 was 6,585,835 shares.

Non-Qualified Stock Options

The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and six months ended June 30, 2007 was $3.1 million and $6.2 million, respectively. The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and six months ended June 30, 2006 was $4.2 million and $8.5 million, respectively, including the cost for stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were allocated appropriately to either cost of products sold or selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and six months ended June 30, 2007 was $0.8 million and $1.6 million, respectively. The associated future income tax benefit recognized during the three months and six months ended June 30, 2006 was $1.3 million and $2.4 million, respectively.

There were 3,175,258 non-qualified stock options unvested as of June 30, 2007. The remaining unamortized compensation cost related to non-qualified stock options is $17.6 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.4 years. Cash received from stock option exercises for the three months and six months ended June 30, 2007 was $13.0 million and $26.3 million, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The estimated cash tax benefit to be realized for the options exercised in the three months and six months ended June 30, 2007 was $4.6 million and $7.2 million, respectively. The aggregate intrinsic value of stock options exercised in the three months and six months ended June 30, 2007 was $13.1 million and $21.6 million, respectively. The aggregate intrinsic value of the outstanding stock options as of June 30, 2007 was $148.1 million.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the three months and six months ended June 30, 2007:

	Weighted Average	Weighted Average
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Per share fair value	$ 8.80	$ 8.63
Expected dividend yield	0.44%	0.48%
Risk-free interest rate	4.61%	4.56%
Expected volatility	20%	18%
Expected life (years)	4.43	5.42

The following is a summary of the status of the Plans as of June 30, 2007 and changes during the quarter then ended:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

December 31, 2006	11,563,791	$ 22.97	7,912,549	$ 20.21
Granted	145,600	33.68
Exercised	(1,400,447)	18.79
Expired/Canceled	(148,169)	28.10

June 30, 2007	10,160,775	$ 23.63	6,985,517	$ 20.95

The weighted average remaining contractual term of all outstanding options is 6.4 years and the weighted average remaining contractual term of exercisable options is 5.3 years.

Restricted Stock Units

During the first quarter of 2007, the Company granted 214,470 RSUs to key employees. The RSUs have a weighted-average fair value per share of $30.76, which was the fair value of the Company’s stock as measured on the date of grant. RSUs vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives may be subject to performance requirements. Under the terms of the RSUs, the three year period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three year restricted period prior to vesting. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on Restricted Stock Units will lapse, and one share of common stock will be issued as payment for each vested RSU.

During the restricted period, the Company will pay cash dividends on the RSUs, in the form of additional RSUs on each date that the Company pays a cash dividend to holders of common stock. The additional RSUs are subject to the same terms and conditions as the original RSUs and vest when the restrictions lapse.

The total compensation cost related to RSUs recognized in the operating results for the three months and six months ended June 30, 2007 was $0.5 million and $0.8 million, respectively. These amounts represent the aggregate fair value of stock units that were expensed during the second quarter and first half of 2007, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and six months ended June 30, 2007 was $0.1 million and $0.2 million, respectively. All 214,731 RSUs and RSU dividends remained unvested as of June 30, 2007. The unamortized compensation cost related to RSUs is $5.1 million, which will be expensed over the remaining restricted period of the RSUs, or 2.7 years. The aggregate intrinsic value of the outstanding RSUs as of June 30, 2007 was $8.2 million.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$ 65,433	$ 59,316	$ 123,905	$ 109,320
Other comprehensive income:
Foreign currency translation adjustments	14,168	34,778	27,536	48,884
Unrealized gain on available-for-sale securities	(41)	(96)	(138)	41
Amortization of unrecognized losses
and prior year service cost, net	150	-	401	-
Net loss on derivative financial instruments	(163)	(30,730)	(5,855)	(37,633)
Total comprehensive income	$ 79,547	$ 63,268	$ 145,849	$ 120,612

During the quarter ended June 30, 2007, foreign currency translation adjustments included currency translation gains of $10.1 million and gains of $4.1 million on the Company’s loans designated as hedges of net investments. During the quarter ended June 30, 2006, foreign currency translation adjustments included currency translation gains of $42.6 million and partially offset by losses of $7.9 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2007, foreign currency translation adjustments included currency translation gains of $24.7 million and gains of $2.8 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2006, foreign currency translation adjustments included currency translation gains of $60.7 million offset by losses of $11.8 million on the Company’s loans designated as hedges of net investments. As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 158 (“SFAS 158”) on January 1, 2007, the Company recognized $0.4 million of the unrecognized losses and prior service cost, net in comprehensive income. The $0.4 million was derived using the average exchange rate for the current period, which may differ from the exchange rate used to record the unrecognized losses and prior service cost, net.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$ 162,877	$ 135,341
Net loss on derivative financial instruments	(38,420)	(32,565)
Unrealized gain on available-for-sale securities	195	333
Unrecognized losses and prior service cost, net	(22,794)	(23,195)
	$ 101,858	$ 79,914

The cumulative foreign currency translation adjustments included translation gains of $241.7 million and $216.9 million as of June 30, 2007 and December 31, 2006, respectively, offset by losses of $78.8 million and $81.6 million, respectively, on loans designated as hedges of net investments.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which in the current period includes consideration of stock-based compensation required by SFAS No. 123(R). The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Net income	$ 65,433	$ 59,316	$ 123,905	$ 109,320

Common shares outstanding	152,000	156,814	152,016	157,402

Earnings per common share - basic	$ 0.43	$ 0.38	$ 0.82	$ 0.69

Diluted Earnings Per Common Share Computation

Net income	$ 65,433	$ 59,316	$ 123,905	$ 109,320

Common shares outstanding	152,000	156,814	152,016	157,402
Incremental shares from assumed exercise
of dilutive options	2,873	3,020	2,707	3,044
Total shares	154,873	159,834	154,723	160,446

Earnings per common share - diluted	$ 0.42	$ 0.37	$ 0.80	$ 0.68

There were no options to purchase shares of common stock outstanding during the quarters ended June 30, 2007 and 2006 that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE 5 - BUSINESS ACQUISITIONS

During the second quarter of 2007, the Company acquired three businesses for a total cost of approximately $19.0 million, net of cash acquired. The following list provides information about the acquired companies:

•	NEKS Technologies, Inc. is a dental equipment manufacturer in Canada, which develops and commercializes proprietary, non-invasive, handheld dental instruments for early diagnosis of pathologies;

•	TMV Medica is a sales and marketing organization for implant products in Spain; and

•	Sportswire is a manufacturer of endodontic materials based in Oklahoma.

The NEKS Technologies, Inc. purchase agreement also provides for an additional payment to be made based upon the operating performance of the business through 2010. The results of operations for the three businesses have been included in the accompanying financial statements since the effective date of the respective transaction.

The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. As a result of the 2007 acquisitions, the Company has recorded a total of $16.7 million in goodwill related to the unallocated portions of the respective purchase prices.

Several of the Company’s 2005 acquisitions included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). During the first half of 2007, the Company paid $7.2 million in additional purchase price under these agreements.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended June 30, 2007 and 2006.

The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments under SFAS 131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the most recently filed 10-K Consolidated Financial Statements in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes.

In January 2007, the Company reorganized its operating group structure expanding into four operating groups from the three groups under the prior management structure. The segment information below reflects this revised structure and the services provided with each segment for all periods shown.

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for chairside consumable products and certain small equipment, certain laboratory products, and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia, Japan, and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the manufacturing and sale of Orthodontic products, the manufacturing of certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of most Company dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution of certain Company Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. This business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the distribution of implants in Brazil.

Global Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States, Italy, Australia and Brazil. This business group is also responsible for the Company’s non-dental business.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

Generally, the Company evaluates performance of the operating groups based on the groups’ operating income and net third party sales excluding precious metal content. The following tables set forth information about the Company’s operating groups for the three months and six months ended June 30, 2007 and 2006:

Third Party Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 106,221	$ 106,725	$ 206,634	$ 198,149
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	98,005	85,750	184,710	160,289
Canada/Latin America/Endodontics/
Orthodontics	149,374	135,376	284,453	260,979
Global Dental Laboratory Business/
Implants/Non-Dental	154,703	145,782	306,743	286,038
All Other (a)	(941)	(1,189)	(2,314)	(2,015)
Total	$ 507,362	$ 472,444	$ 980,226	$ 903,440

Third Party Net Sales, excluding precious metal content

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 106,221	$ 106,726	$ 206,634	$ 198,150
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	92,029	80,413	172,063	149,356
Canada/Latin America/Endodontics/
Orthodontics	148,496	134,474	282,479	259,306
Global Dental Laboratory Business/
Implants/Non-Dental	116,303	103,100	226,512	202,142
All Other (a)	(941)	(1,189)	(2,314)	(2,015)
Total excluding Precious Metal Content	462,108	423,524	885,374	806,939
Precious Metal Content	45,254	48,920	94,852	96,501
Total including Precious Metal Content	$ 507,362	$ 472,444	$ 980,226	$ 903,440

(a) Includes: amounts recorded at Corporate headquarters.

Intersegment Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 35,480	$ 37,541	$ 72,368	$ 69,463
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	4,053	2,424	6,374	4,749
Canada/Latin America/Endodontics/
Orthodontics	23,293	19,603	44,819	36,706
Global Dental Laboratory Business/
Implants/Non-Dental	22,976	17,914	48,368	34,553
All Other (a)	36,279	33,722	72,201	63,745
Eliminations	(122,081)	(111,204)	(244,130)	(209,216)
Total	$ -	$ -	$ -	$ -

Segment Operating Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 37,869	$ 40,902	$ 71,802	$ 71,071
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	4,141	2,001	4,718	720
Canada/Latin America/Endodontics/
Orthodontics	45,088	45,036	87,555	88,766
Global Dental Laboratory Business/
Implants/Non-Dental	28,893	23,895	57,527	47,752
All Other (b)	(19,291)	(22,606)	(42,701)	(44,376)
Segment Operating Income	96,700	89,228	178,901	163,933

Reconciling Items:
Restructuring and other costs	(3,207)	(2,636)	(4,197)	(7,333)
Interest Expense	(5,209)	(8,765)	(9,665)	(16,145)
Interest Income	6,995	9,204	13,496	17,271
Other income (expense), net	347	(965)	557	(451)
Income before income taxes	$ 95,626	$ 86,066	$ 179,092	$ 157,275

(a) Includes: the results of one distribution warehouse not managed by named segments and Corporate.

(b) Includes: the results of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

Assets
	June 30,	December 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 282,347	$ 273,233
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	287,070	271,999
Canada/Latin America/Endodontics/
Orthodontics	738,630	705,321
Global Dental Laboratory Business/
Implants/Non-Dental	720,140	682,879
All Other (a)	360,383	247,918
Total	$ 2,388,570	$ 2,181,350

(a) Includes: assets of one distribution warehouse not managed by named segments, Corporate and inter-segment eliminations.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At June 30, 2007 and December 31, 2006, the cost of $10.8 million, or 4.3%, and $11.2 million, or 4.8%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $28.0 million and $26.3 million as of June 30, 2007 and December 31, 2006, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2007 and December 31, 2006 by $3.6 million and $3.3 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)

Finished goods	$ 157,433	$ 143,167
Work-in-process	47,167	43,855
Raw materials and supplies	45,264	45,419
	$ 249,864	$ 232,441

NOTE 8 - BENEFIT PLANS

The Company adopted SFAS 158 for the year ended December 31, 2006 using the prospective method as required by the statement. The Company has early adopted the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date for the 2007 fiscal year. The net of tax adjustment to retained earnings was $0.4 million.

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2007 and June 30, 2006, respectively:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$ 1,635	$ 1,644	$ 16	$ 23
Interest cost	1,650	1,499	130	196
Expected return on plan assets	(895)	(955)	-	-
Amortization of transition obligation	54	53	-	-
Amortization of prior service cost	24	28	(96)	(199)
Amortization of net loss	314	267	31	80

Net periodic benefit cost	$ 2,782	$ 2,536	$ 81	$ 100

			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$ 3,314	$ 3,226	$ 32	$ 46
Interest cost	3,431	2,942	261	392
Expected return on plan assets	(2,000)	(1,864)	-	-
Amortization of transition obligation	107	103	-	-
Amortization of prior service cost	61	57	(193)	(397)
Amortization of net loss	598	514	62	159

Net periodic benefit cost	$ 5,511	$ 4,978	$ 162	$ 200

The following sets forth the information related to the funding of the Company’s benefit plans for 2007:

Other
	Pension	Postretirement
	Benefits	Benefits
(in thousands)
Actual, June 30, 2007	$ 3,605	$ 1,143
Projected for the remainder of the year	2,887	1,150
Total for year	$ 6,492	$ 2,293

NOTE 9 - RESTRUCTURING AND OTHER COSTS (INCOME), NET

Restructuring Costs

2007 Plans

During 2007, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. During the six months ended June 30, 2007, the Company recorded charges of $0.7 million for severance and other restructuring costs. The major components of these charges and the remaining outstanding balances at June 30, 2007 are as follows:

		Amounts	Balance
	2007	Applied	June 30,
	Provisions	2007	2007
	(in thousands)
Severance	$ 247	$ -	$ 247
Other restructuring costs	428	(96)	332
	$ 675	$ (96)	$ 579

2006 Plans

During 2006, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States and Europe in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. During the six months ended June 30, 2007, the Company recorded charges of $1.2 million for additional severance and other restructuring costs. The plans include the elimination of approximately 90 positions, with 42 of these positions having been eliminated as of June 30, 2007. These plans are expected to be substantially completed by the end of 2007. The major components of these charges and the remaining outstanding balances at June 30, 2007 are as follows:

		Amounts		Amounts	Balance
	2006	Applied	2007	Applied	June 30,
	Provisions	2006	Provisions	2007	2007
	(in thousands)
Severance	$ 2,205	$ -	$ 339	$ (836)	$ 1,708
Lease/Contract terminations	-	-	33	(33)	-
Other restructuring costs	73	-	851	(523)	401
	$ 2,278	$ -	$ 1,223	$ (1,392)	$ 2,109

2005 Plans

During 2005, the Company initiated several restructuring plans primarily related to the shutdown of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain United States production facilities in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. As of June 30, 2007, the shutdown of the pharmaceutical manufacturing facility has been completed. During the six months ended June 30, 2007, the Company recorded charges of $0.2 million primarily for additional severance costs and other restructuring costs. The plans include the elimination of approximately 155 administrative and manufacturing positions, all within the United States, with 146 of these positions having been eliminated as of June 30, 2007. The Company does not expect any significant future expenses related to these plans. The major components of these charges and the remaining outstanding balances at June 30, 2007 are as follows:

			Amounts	Change in		Amounts	Change in	Balance
	2005	2006	Applied	Estimate	2007	Applied	Estimate	June 30,
	Provisions	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,400	$ 3,570	$ (4,420)	$ (523)	$ 235	$ (731)	$ (12)	$ 519
Lease/contract
terminations	-	184	(184)	-	-	-	-	-
Other restructuring
costs	-	5,882	(5,882)	-	-	-	-	-
	$ 2,400	$ 9,636	$ (10,486)	$ (523)	$ 235	$ (731)	$ (12)	$ 519

2004 Plans

During 2004, the Company initiated several restructuring plans primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company’s European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions are being replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be approximately 55. As of June 30, 2007, 42 of these positions have been eliminated. These plans are expected to be fully completed in early 2008. The major components of these charges and the remaining outstanding balances at June 30, 2007 are as follows:

		Amounts		Change in	Amounts	Balance
	2004	Applied	2005	Estimate	Applied	Year Ended
	Provisions	2004	Provisions	2005	2005	2005
	(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$ (1,168)	$ (1,740)	$ 1,708
Lease/contract
terminations	881	-	190	-	(435)	636
	$ 5,758	$ (583)	$ 512	$ (1,168)	$ (2,175)	$ 2,344

	Balance		Amounts	Change in		Amounts	Change in	Balance
	Year Ended	2006	Applied	Estimate	2007	Applied	Estimate	June 30,
	2005	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 1,708	$ 118	$ (632)	$ (275)	$ 40	$ (181)	$ (33)	$ 745
Lease/contract
terminations	636	-	(204)	-	-	(56)	-	376
	$ 2,344	$ 118	$ (836)	$ (275)	$ 40	$ (237)	$ (33)	$ 1,121

Other Costs

During the quarter ended June 30, 2007, the Company paid a total of $2.1 million related to several legal settlements.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company uses interest rate swaps, cross currency interest rate swaps, commodity swaps, forward exchange contracts, and foreign currency denominated debt held at the parent company level to manage risks generally associated with foreign exchange rates, interest rates and commodity price fluctuations. For a more detailed discussion of the Company’s derivative instruments, refer to the Company’s 2006 Annual Report on Form 10-K.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, forward exchange contracts are used by certain of the Company’s subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies.

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net of Tax	2007	2006	2007	2006
		(in thousands)
Beginning balance	$ (2,757)	$ (3,405)	$ (3,003)	$ (5,856)

Changes in fair value of derivatives	831	388	578	2,345
Reclassifications to earnings from equity	249	414	748	908
Total activity	1,080	802	1,326	3,253

Ending balance	$ (1,677)	$ (2,603)	$ (1,677)	$ (2,603)

As of June 30, 2007, $2.0 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months.

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

Amounts recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net of Tax	2007	2006	2007	2006
		(in thousands)
Beginning balance	$ 113,678	$ 81,321	$ 106,248	$ 76,570

Foreign currency translation adjustment	10,033	42,647	24,781	60,725
Changes in fair value of:
foreign currency debt	4,135	(7,869)	2,755	(11,841)
derivative hedge instruments	(1,243)	(31,532)	(7,181)	(40,887)
Total activity	12,925	3,246	20,355	7,997

Ending balance	$ 126,603	$ 84,567	$ 126,603	$ 84,567

Other

The aggregate net fair value of the Company’s derivative instruments at June 30, 2007 and December 31, 2006 was negative $62.7 million and negative $53.4 million, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the United States District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the United States and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the United States Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, manufacturers of two competitive tooth lines have filed and are pursuing separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The parties have entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance cement, can submit claims for review and reimbursement of unpaid fees. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

NOTE 13 – SUBSEQUENT EVENT

On June 14, 2007, the Company entered into a purchase agreement to acquire the assets of Sultan Healthcare, Inc. Sultan Healthcare, Inc., based in New Jersey, is a well-known United States dental consumable manufacturer recognized primarily for infection control products, dental materials and preventive products. The Company purchased Sultan Healthcare, Inc. primarily to expand its product offerings by entering important new categories such as infection control products. It is expected that this acquisition will add approximately $45 to $50 million on an annualized basis to DENTSPLY’s sales. The transaction closed on July 17, 2007.

DENTSPLY International Inc.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investors are cautioned that forward-looking statements involve risks and uncertainties, which may materially affect the Company’s business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s most recent Annual Report on Form 10-K as filed on February 23, 2007. Investors are further cautioned that the risk factors in Item 1A, Part I of Company’s most recent Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

Dentsply International Inc. is the world’s largest manufacturer of professional dental products. The Company is headquartered in the United States, and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company’s largest markets, the Company serves all of the major professional dental markets worldwide.

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

During the six months ended June 30, 2007, the Company’s overall internal growth was approximately 6.3% compared to 4.3% for the full year 2006. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 4.2% and 8.3%, respectively during the first six months of 2007 compared to 1.2% and 7.4%, respectively for the full year 2006. The internal growth rate in all other regions during the six months ended June 30, 2007 was 7.2%, compared to 5.6% for the full year 2006.

Product innovation is a key component of the Company’s overall growth strategy. Through the first half of 2007, the Company continued to introduce multiple new products or significant product enhancements. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by other third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions and investments in companies. Management believes that there will continue to be adequate opportunities to participate as a consolidator or investor in the industry for the foreseeable future. As further discussed in Note 5 and Note 13 to the Unaudited Interim Consolidated Condensed Financial Statements, the Company has purchased several businesses during 2007.

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

In 2006, the Company entered into a new U.S.-based Strategic Partnership Program, designed to significantly improve its ability to collaborate with and provide value to its key distributor partners. This program encompasses all of the Company’s divisions selling through United States dental distributors and has resulted in a consolidated network of United States distributors, which represented over 90% of the Company’s distributor-based business in the United States.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2007 COMPARED TO QUARTER ENDED JUNE 30, 2006

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metals, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. The recent acquisitions did not have a significant impact on sales growth during the first half of 2007. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales excluding precious metal content provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal alloy products, which are used by third parties to construct crown and bridge solutions. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

As the presentation of net sales excluding precious metal content could be considered a measure not calculated in accordance with generally accepted accounting principles (a non-GAAP measure), the Company provides the following reconciliation of net sales to net sales excluding precious metal content. The Company’s definitions and calculations of net sales excluding precious metal content and other operating measures derived using net sales excluding precious metal content may not necessarily be the same as those used by other companies.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 507.4	$ 472.4	$ 35.0	7.4%
Precious metal content of sales	(45.3)	(48.9)	3.6	-7.4%
Net sales excluding precious metal content	$ 462.1	$ 423.5	$ 38.6	9.1%

The net sales growth of 9.1%, excluding precious metal content, was comprised of 6.3% of internal growth and 2.8% of foreign currency translation. The 6.3% internal growth was comprised of 3.8% in the United States, 8.2% in Europe and 8.2% for all other regions combined.

Internal Sales Growth

	Three Months Ended
	June 30,
	2007	2006
United States	3.8%	6.1%
Europe	8.2%	5.0%
Other regions	8.2%	3.5%

United States

The internal sales growth of 3.8%, excluding precious metal content, in the United States was primarily a result of improvement in growth rates for our laboratory products, continued growth in the Implants and Orthodontics categories and modest growth in the dental consumable category.

Europe

In Europe, the internal sales growth of 8.2%, excluding precious metal content, was led by strong performance in all of the specialty businesses.

All Other Regions

The internal sales growth of 8.2% in all other regions was primarily the result of continued strong sales growth in Asia (excluding Japan), Middle East/Africa, Canada and Australia.

Gross Profit

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Gross Profit	$ 268.8	$ 242.2	$ 26.6	11.0%
Gross Profit as a percentage of net
sales including precious metal content	53.0%	51.3%
Gross Profit as a percentage of net
sales excluding precious metal content	58.2%	57.2%

The 1.0% increase from June 30, 2006 to 2007 in the gross profit as a percentage of net sales excluding precious metal content was primarily due to continued favorable product mix and the Company’s lean manufacturing initiatives. Product mix continues to be favorable primarily based on higher growth resulting from Implants and IN-OVATION® C, an interactive bracket system marketed and sold by the Orthodontics business.

Expenses

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$ 172.1	$ 152.9	$ 19.2	12.5%
Restructuring and other costs, net	$ 3.2	$ 2.6	$ 0.6	21.7%

SG&A Expenses

SG&A expenses, measured against sales including precious metal content, increased to 33.9% for the three months ended June 30, 2007 compared to 32.4% for the three months ended June 30, 2006. SG&A expenses, measured against sales excluding precious metal content, increased to 37.2% in 2007 compared to 36.1% in 2006. The increase in the SG&A expenses is primarily a result of our increased sales and marketing expenditures to support growth in the specialty businesses. Currency translation also contributes to the increase in SG&A.

Restructuring and Other Costs (Income), Net

During the quarter ended June 30, 2007, the Company recorded restructuring and other costs of $3.2 million. The costs associated with the quarter ended June 30, 2007 related to legal settlements and costs related to restructuring.

Other Income and Expense

	Three Months Ended
	June 30,
	2007	2006	$ Change
		(in millions)
Net interest income	$ (1.8)	$ (0.4)	$ (1.4)
Other (income) expense, net	(0.3)	0.9	(1.2)
Net interest and other (income) expense	$ (2.1)	$ 0.5	$ (2.6)

Net Interest Income

The increase in net interest income was mainly the result of the continued benefit from the cross currency swaps. Lower average net debt levels in 2007 compared to the prior year period offset by higher interest rates and a weaker U.S. dollar exchange rate versus the Euro and Swiss Franc are other factors that related to the increase in net interest income.

Other (Income) Expense, Net

Other (income) expense in the 2007 period included approximately $0.4 million of currency transaction gains offset by a decrease in non-operating income of $0.1 million. The 2006 period included $0.6 million of currency transaction losses and $0.3 million of other non-operating losses.

Income Taxes and Net Income

The Company’s effective tax rate for the three months ended June 30, 2007 increased to 31.6% from 31.1% for the same period in 2006.

Net income increased $6.1 million, or 10.3%, to $65.4 million in 2007 from $59.3 million in 2006. Fully diluted earnings per share were $0.42 in 2007, an increase of approximately 13.5% from $0.37 in 2006. Net income in the second quarter of 2007 included restructuring and other costs, net of tax, of $2.0 million, or $0.01 per diluted share, compared to the second quarter of 2006, which included restructuring and other costs, net of tax, of $1.6 million, or $0.01 per diluted share.

Operating Segment Results

In January 2007, the Company reorganized its operating group structure expanding into four operating groups from the three groups under the prior management structure. These four operating groups are managed by two Senior Vice Presidents, a Franchise Vice President and an Executive Vice President and represent our operating segments. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 6 of the Unaudited Interim Consolidated Condensed Financial Statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales excluding precious metal content and segment operating income.

Third Party Net Sales excluding precious metal content
	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 106.2	$ 106.7	$ (0.5)	-0.5%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 92.0	$ 80.4	$ 11.6	14.4%

Canada/Latin America/Endodontics/
Orthodontics	$ 148.5	$ 134.5	$ 14.0	10.4%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 116.3	$ 103.1	$ 13.2	12.8%

Segment Operating Income
	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 37.9	$ 40.9	$ (3.0)	-7.4%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 4.1	$ 2.0	$ 2.1	106.9%

Canada/Latin America/Endodontics/
Orthodontics	$ 45.1	$ 45.0	$ 0.1	0.1%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 28.9	$ 23.9	$ 5.0	20.9%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales for this group decreased 0.5% during the three months ended June 30, 2007 compared to 2006. Internal growth was a negative 1.8% offset by positive currency translation of 1.3%. The negative internal growth in this group was primarily a result of reduced promotional activity in Germany and higher first quarter sales in Germany, as additional product was shipped as a result of orders taken during the International Dental Show.

Operating profit decreased $3.0 million during the quarter ended June 30, 2007 compared to 2006. The decrease was primarily related to higher expense allocation in the United States and partially offset by the favorable impact of currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales for this group increased 14.4% during the three months ended June 30, 2007 compared to 2006. Internal growth was 10.3% with currency translation adding 4.1%. Strong internal growth was shown in the France, CIS, Middle East/Africa, United Kingdom, Asia (excluding Japan) and Australia businesses.

Operating profit increased $2.1 million during the quarter ended June 30, 2007 compared to 2006. The increase was primarily related to sales growth, offset somewhat by higher expenses in the Asian and Middle East/Africa businesses. In addition, operating profit was positively impacted from currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales for this group increased 10.4% during the three months ended June 30, 2007 compared to 2006. Internal growth was 8.7% and currency translation added 1.7%. Significant growth was seen in the Orthodontic, Endodontic, and Canadian businesses, partially offset by lower growth in Latin American businesses.

Operating profit increased $0.1 million during the quarter ended June 30, 2007 compared to 2006. Increased operating profits in Canada and in the Endodontic business were offset by the decreased operating profits in the Orthodontic business. This group also had a negative impact from exchange due to purchases that were affected by the weakening U.S. dollar.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales for this group increased 12.8% during the three months ended June 30, 2007 compared to 2006. Internal growth was 8.2% and currency translation added 4.6%. Significant growth was shown in the Implant business and moderate growth in the Global Dental Laboratory business. This was partially offset by negative growth in the Non-Dental businesses.

Operating profit increased $5.0 million during the quarter ended June 30, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implant and Global Dental Laboratory businesses and favorable expense management in the Global Dental Laboratory business. In addition, operating profit was positively impacted from currency translation.

RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Net Sales

The following is a reconciliation of net sales to net sales excluding precious metal content.

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 980.2	$ 903.4	$ 76.8	8.5%
Precious metal content of sales	(94.8)	(96.5)	1.7	-1.8%
Net sales excluding precious metal content	$ 885.4	$ 806.9	$ 78.5	9.7%

The net sales growth of 9.7%, excluding precious metal content, was comprised of 6.3% of internal growth and 3.4% of foreign currency translation. The 6.3% of internal growth was comprised of 4.2% in the United States, 8.3% in Europe and 7.2% for all other regions combined.

Internal Sales Growth

	Six Months Ended
	June 30,
	2007	2006
United States	4.2%	3.7%
Europe	8.3%	9.0%
Other regions	7.2%	4.1%

United States

The internal sales growth of 4.2%, excluding precious metal content, in the United States was primarily a result of solid growth in Orthodontics and in the dental consumables product categories.

Europe

In Europe, the internal sales growth of 8.3%, excluding precious metal content, was led by strong performance in all of the specialty businesses.

All Other Regions

The internal sales growth of 7.2% in all other regions was primarily the result of strong sales growth in Asia (excluding Japan), Middle East/Africa, Canada and Australia.

Gross Profit

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Gross Profit	$ 515.1	$ 462.3	$ 52.8	11.4%
Gross Profit as a percentage of net
sales including precious metal content	52.5%	51.2%
Gross Profit as a percentage of net
sales excluding precious metal content	58.2%	57.3%

The 0.9% increase from June 30, 2006 to 2007 in the gross profit as a percentage of net sales excluding precious metal content was primarily due to favorable product mix and the Company’s lean manufacturing initiatives. Product mix is favorable primarily based on higher growth resulting from Implants and the IN-OVATION® C product line.

Operating Expenses

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$ 336.2	$ 298.4	$ 37.8	12.7%
Restructuring and other costs, net	$ 4.2	$ 7.3	$ (3.1)	-42.8%

SG&A Expenses

SG&A expenses, measured against sales including precious metal content, increased to 34.3% in 2007 compared to 33.0% in 2006. SG&A expenses, measured against sales excluding precious metal content, increased to 38.0% in 2007 from 37.0% in 2006. The increase in the SG&A expenses is primarily a result of increased sales and marketing expenditures to support growth in the specialty businesses. Currency translation also contributes to the increase in SG&A.

Restructuring and Other Costs (Income), Net

During the six months ended June 30, 2007, the Company recorded restructuring and other costs of $4.2 million.

The costs associated with the six months ended June 30, 2007 related to legal settlements and costs related to restructuring. (See also Note 9 to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Six Months Ended
	June 30,
	2007	2006	$ Change
		(in millions)
Net interest income	$ (3.8)	$ (1.1)	$ (2.7)
Other (income) expense, net	(0.6)	0.4	(1.0)
Net interest and other (income) expense	$ (4.4)	$ (0.7)	$ (3.7)

Net Interest Income

The increase in net interest income was mainly the result of the continued benefit from the cross currency swaps. Lower average net debt levels in 2007 compared to the prior year period, offset by higher interest rates and a weaker U.S. dollar exchange rate versus the Euro and Swiss Franc, are other factors that related to the increase in net interest income.

Other (Income) Expense, Net

Other income in the 2007 period included approximately $0.5 million of currency transaction gains and $0.1 million of other non-operating income. The 2006 period included $0.2 million of currency transaction gains and $0.6 million of other non-operating costs.

Income Taxes and Net Income

The Company’s effective tax rate for the six months ended June 30, 2007 increased to 30.8% from 30.5% for the same period in 2006. The operational tax rate for the six months ended June 30, 2007 was 30.6%.

Net income increased $14.6 million, or 13.3%, to $123.9 million in 2007 from $109.3 million in 2006. Fully diluted earnings per share were $0.80 in 2007, an increase of approximately 17.6% from $0.68 in 2006. Net income in the second quarter of 2007 included restructuring and other costs, net of tax, of $2.7 million or $0.02 per diluted share, compared to the second quarter of 2006, which included restructuring and other costs, net of tax, of $4.7 million, or $0.03 per diluted share.

Operating Segment Results

Third Party Net Sales excluding precious metal content
	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 206.6	$ 198.2	$ 8.4	4.3%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 172.1	$ 149.4	$ 22.7	15.2%

Canada/Latin America/Endodontics/
Orthodontics	$ 282.5	$ 259.3	$ 23.2	8.9%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 226.5	$ 202.1	$ 24.4	12.1%

Segment Operating Income
	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 71.8	$ 71.1	$ 0.7	1.0%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 4.7	$ 0.7	$ 4.0	> 100%

Canada/Latin America/Endodontics/
Orthodontics	$ 87.6	$ 88.8	$ (1.2)	-1.4%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 57.5	$ 47.8	$ 9.7	20.3%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales for this group increased 4.3% during the six months ended June 30, 2007 compared to 2006. Internal growth was a positive 2.5% and currency translation added 1.8%. Internal growth improved in the United States and contracted in Germany as a result of reduced promotional activity.

Operating profit increased $0.7 million during the six months ended June 30, 2007 compared to 2006. The increase was primarily related to an increase in operating profits for our German consumable business and a favorable impact from currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales for this group increased 15.2% during the six months ended June 30, 2007 compared to 2006. Internal growth was 10.0% with currency translation adding 5.2%. Strong internal growth was shown in France, CIS, Middle East/Africa, United Kingdom, Asia (excluding Japan) and Australia.

Operating profit increased $4.0 million during the six months ended June 30, 2007 compared to 2006. The increase was primarily related to sales growth, offset somewhat by higher expenses in the Asian and Middle East/Africa businesses. In addition, operating profit was positively impacted from currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales for this group increased 8.9% during the six months ended June 30, 2007 compared to 2006. Internal growth was 7.1% and currency translation was negative 1.8% in 2007. Significant growth was seen in the Orthodontic, Endodontic and Canadian businesses, and partially offset by negative growth in the Latin American businesses.

Operating profit decreased $1.2 million during the six months ended June 30, 2007 compared to 2006. The decrease in operating profits was driven primarily by the Latin American business and investments in the Orthodontic businesses, as well as the additional operational investment into the combined Endodontic/Implant businesses in the United States. The group also had a negative impact from exchange due to purchases that were affected by the weakening U.S. dollar.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales for this group increased 12.1% during the six months ended June 30, 2007 compared to 2006. Internal growth was 6.5% and currency translation added 5.6%. Strong growth was shown in the Implant business.

Operating profit increased $9.7 million during the six months ended June 30, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implant business, and improved product mix and expense management in the Global Dental Laboratory business. In addition, operating profit was positively impacted from currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in the Significant Accounting Policies section of Note 1 to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted FIN 48 on January 1, 2007.

There have been no other material changes to the Company’s disclosure in its 2006 Annual Report on Form 10-K filed February 23, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2007

Cash flow from operating activities during the six months ended June 30, 2007 was $155.1 million compared to $92.7 million during the same period of 2006. The increase resulted from higher net income of $14.6 million, improved working capital. The 2006 cash flows also included a $23.0 million payment of taxes associated with the 2005 repatriation of earnings.

Investing activities during the first six months of 2007 include capital expenditures of $21.2 million. The Company expects that capital expenditures will range from $60 million to $65 million for the full year of 2007. The acquisition related activity for the period ended June 30, 2007 of $26.2 million was primarily related to three acquisitions in 2007 and the final earn-out payments on acquisitions from prior years. (See Note 5 to the Unaudited Interim Consolidated Condensed Financial Statements).

At June 30, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 1,300,349 shares during the first six months of 2007 at an average price of $34.01. As of June 30, 2007, the Company held 10,818,196 shares of treasury stock. The Company also received proceeds of $26.3 million as a result of the exercise of 1,400,447 stock options during the six months ended June 30, 2007.

The Company’s long-term borrowings increased by a net of $30.0 million during the six months ended June 30, 2007. This net change included a net new borrowing of $32.3 million during the first six months and a decrease of $2.3 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. At June 30, 2007, the Company’s ratio of long-term debt to total capitalization decreased to 22.1% compared to 22.4% at December 31, 2006.

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

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2007, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million United States facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss Francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $155.0 million outstanding under the multi-currency facility and $87.0 million outstanding under the commercial paper facilities at June 30, 2007.

The Company also has access to $29.8 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2007, $4.9 million is outstanding under these short-term lines of credit. At June 30, 2007, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $282.8 million.

At June 30, 2007, the Company held $70.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The Company’s cash, cash equivalents and short-term investments increased $115.1 million in total during the six months ended June 30, 2007 to $180.2 million. In the first half of 2007, the Company repaid $117.2 million of maturing long-term borrowings and repurchased $44.2 million of treasury stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

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

EXPECTED IMPACT OF SIGNIFICANT TAX REFORM

The German parliament has passed the 2008 Business Tax Reform Act, which is expected to be signed into law during the third quarter of 2007. Upon enactment, this legislation will have a favorable impact on the Company’s deferred taxes and result in a one-time favorable adjustment to tax expense, in 2007, of approximately $8.0 million to $10.0 million.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the United States District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers from adding new competitive teeth lines. This decision relates only to the distribution of artificial teeth in the United States and, notwithstanding the outcome of this case, the Company is confident that it can continue to develop this business.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court has granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the United States Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers have filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. Additionally, manufacturers of two competitive tooth lines have filed and are pursuing separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The Notice of the class action was sent on February 23, 2005 to the approximately 29,000 dentists licensed to practice in California during the relevant period and a total of 166 dentists opted into the class action. The plaintiffs appealed the decision of the Trial Court certifying the class as an opt-in and the Appeals Court held that the case should be converted to an opt-out class. The parties have entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance cement, can submit claims for review and reimbursement of unpaid fees. The Advance® cement product was sold from 1994 through 2000 and total sales in the United States during that period were approximately $5.2 million. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2006.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended June 30, 2007, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that
				May be Purchased
	Total Number	Total Cost	Average Price	Under the Share
	of Shares	of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
April 1-30, 2007	303.3	$ 9,999.1	$ 32.97	3,130.1
May 1-31, 2007	299.4	10,687.8	35.69	3,136.2
June 1-30, 2007	333.7	12,007.2	35.98	3,181.8
	936.4	$ 32,694.1	$ 34.91

Item 4 - Submission of Matters to Vote of Security Holders

(a)	On May 15, 2007, the Company held its 2007 Annual Meeting of Shareholders.

(b)	Not Applicable

(c)	The following matters were voted upon at the Annual Meeting, with the results indicated:

1.	Election of Class III Directors:

Nominee	Votes For	Votes Withheld
Paula H. Cholmondeley	122,187,778	6,664,647
Michael J. Coleman	126,583,410	2,269,015
John C. Miles II	89,610,290	39,242,135
W. Keith Smith	125,704,392	3,148,033

2.

Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the financial statements of the Company and to audit the Company’s internal control over financial reporting for the year ending December 31, 2007

Votes For:	128,080,074
Votes Against:	679,691
Abstentions:	92,660

3.	Proposal to approve amendments to the Company’s 2002 Equity Incentive Plan

Votes For:	104,208,193
Votes Against:	8,750,211
Abstentions:	340,688

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
99.1	Employee Agreement for Robert Size

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	August 2, 2007
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer

/s/	William R. Jellison	August 2, 2007
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer