Form 10-Q
period 2007-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2007-11-02
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 1, 2007 DENTSPLY International Inc. (the “Company”) had 151,451,981 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended September 30, 2007

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	6

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	31

Item 4 - Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 1A - Risk Factors	33

Item 2 - Unregistered Sales of Securities and Use of Proceeds	33

Item 4 - Submission of Matters to a Vote of Security Holders	33

Item 6 - Exhibits	33

Signatures	34

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

Three Months Ended		Nine Months Ended
September 30,		September 30,
2007	2006	2007	2006
	(in thousands, except per share amounts)

Net sales	$ 488,103	$ 435,725	$ 1,468,329	$ 1,339,165
Cost of products sold	235,113	209,814	700,277	650,964

Gross profit	252,990	225,911	768,052	688,201
Selling, general and administrative expenses	165,708	148,521	501,869	446,878
Restructuring and other costs (income) (Note 9)	4,692	(1,149)	8,889	6,184

Operating income	82,590	78,539	257,294	235,139

Other income and expenses:
Interest expense	7,138	9,062	16,803	25,207
Interest income	(6,613)	(9,646)	(20,109)	(26,917)
Other (income) expense, net	220	638	(337)	1,089

Income before income taxes	81,845	78,485	260,937	235,760
Provision for income taxes	16,126	29,036	71,313	76,991

Net income	$ 65,719	$ 49,449	$ 189,624	$ 158,769

Earnings per common share (Note 4):
-Basic	$ 0.43	$ 0.32	$ 1.25	$ 1.02
-Diluted	$ 0.42	$ 0.31	$ 1.23	$ 1.00

Cash dividends declared per common share	$ 0.040	$ 0.035	$ 0.120	$ 0.105

Weighted average common shares outstanding (Note 4):
-Basic	151,632	153,968	151,886	156,246
-Diluted	154,736	157,153	154,735	159,344

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)	September 30,	December 31,
	2007	2006
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$ 141,821	$ 65,064
Short-term investments	118,921	79
Accounts and notes receivable-trade, net (Note 1)	326,012	290,791
Inventories, net (Note 7)	277,057	232,441
Prepaid expenses and other current assets	110,125	129,816
Total Current Assets	973,936	718,191

Property, plant and equipment, net	351,566	329,616
Identifiable intangible assets, net	71,518	67,648
Goodwill, net	1,121,810	995,382
Other noncurrent assets, net	96,087	70,513

Total Assets	$ 2,614,917	$ 2,181,350

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 87,154	$ 79,951
Accrued liabilities	193,837	181,196
Income taxes payable	34,407	47,292
Notes payable and current portion
of long-term debt	7,020	2,995
Total Current Liabilities	322,418	311,434

Long-term debt (Note 12)	495,668	367,161
Deferred income taxes	51,717	53,191
Other noncurrent liabilities	291,199	175,507
Total Liabilities	1,161,002	907,293

Minority interests in consolidated subsidiaries	280	222

Commitments and contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at September 30, 2007 and December 31, 2006	1,628	1,628
Capital in excess of par value	169,409	168,135
Retained earnings	1,519,461	1,352,342
Accumulated other comprehensive income (Note 3)	124,136	79,914
Treasury stock, at cost, 11.4 million shares at September 30,
2007 and 11.0 million shares at December 31, 2006	(360,999)	(328,184)
Total Stockholders' Equity	1,453,635	1,273,835

Total Liabilities and Stockholders' Equity	$ 2,614,917	$ 2,181,350

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:	(in thousands)

Net income	$ 189,624	$ 158,769
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	32,212	30,446
Amortization	5,608	5,179
Share-based compensation expense	11,541	13,129
Restructuring and other costs	8,889	1,034
Other, net	9,022	(49,102)

Net cash provided by operating activities	256,896	159,455

Cash flows from investing activities:

Capital expenditures	(37,840)	(34,810)
Cash paid for acquisitions of businesses and equity investment	(100,635)	(31,974)
Purchases of short-term investments	(112,771)	(282,462)
Liquidation of short-term investments	69	157,023
Expenditures for identifiable intangible assets	(781)	(223)
Other, net	2,881	2,313

Net cash used in investing activities	(249,077)	(190,133)

Cash flows from financing activities:

Net change in short-term borrowings	3,356	5,991
Cash paid for treasury stock	(88,142)	(166,768)
Cash dividends paid	(19,071)	(16,475)
Proceeds from long-term borrowings	170,255	94,799
Payments on long-term borrowings	(49,562)	(42,100)
Proceeds from exercise of stock options	38,696	25,993
Excess tax benefits from share-based compensation	5,412	5,486

Net cash provided by (used in) financing activities	60,944	(93,074)

Effect of exchange rate changes on cash and cash equivalents	7,994	21,593

Net increase (decrease) in cash and cash equivalents	76,757	(102,159)

Cash and cash equivalents at beginning of period	65,064	433,984

Cash and cash equivalents at end of period	$ 141,821	$ 331,825

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2007

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

The total amount of gross unrecognized tax benefits, as of the date of adoption, is approximately $48.7 million. Of this total, approximately $37.8 million (net of the federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $7.1 million, $2.0 million of which will have no impact upon the effective income tax rate. A decrease of unrecognized tax benefits of approximately $ 10.7 million, $5.1 million of which will have no impact upon the effective income tax rate could occur as a result of final settlement and resolution of outstanding tax matters in foreign jurisdictions during the next twelve months.

As a result of the adoption of FIN 48, the Company had a material change to the scheduled contractual cash obligations disclosed in its 2006 Annual Report on Form 10-K filed February 23, 2007. As of September 30, 2007, the Company’s contractual obligation related to the adoption of FIN 48 is $48.7 million.

The total amounts of interest and penalties, as of the date of adoption, were $7.8 million and $3.9 million, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.

The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the United States, Switzerland and Germany. The Company has substantially concluded all United States federal income tax matters for years through 2003, resulting in the years 2004 through 2006 being subject to future potential tax audit adjustments while years prior to 2004 are settled. The Company has been notified that it will be audited for United States Federal Income Tax purposes for the tax year 2005 and for Germany from 2001 through 2003. The taxable years that remain open for Switzerland are years 1996 through 2006. For Germany the open years are from 1998 through 2006.

Accounts and Notes Receivable-Trade

Accounts and notes receivable-trade are stated net of allowances for doubtful accounts and trade discounts, which were $19.2 million and $16.6 million at September 30, 2007 and December 31, 2006, respectively.

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

Effective May 15, 2007, the stockholders of the Company approved an amendment to the 2002 Plan. The purpose of the amendment was to eliminate the automatic stock option grants to outside directors and include performance criteria with respect to the grant of performance-based restricted stock and restricted stock units. Under the amended 2002 Plan, no more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year.

The 2002 Plan authorized grants of 14,000,000 shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant "incentive stock options" (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”), which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock, which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units” or “RSUs”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options.” Options, Restricted Stock, Restricted Stock Units and SARs are collectively referred to as “awards.” Such awards are granted at exercise prices not less than the fair market value of the common stock on the grant date. The number of shares available for grant under the 2002 Plan as of September 30, 2007 was 6,548,286 shares.

Non-Qualified Stock Options

The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and nine months ended September 30, 2007 was $3.3 million and $9.5 million, respectively. The total compensation cost related to non-qualified stock options recognized in the operating results for the three months and nine months ended September 30, 2006 was $4.5 million and $12.9 million, respectively, including the cost for stock-based awards granted prior to January 1, 2006, but not yet vested as of that date. These costs were allocated appropriately to either cost of products sold or selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and nine months ended September 30, 2007 was $0.4 million and $2.0 million, respectively. The associated future income tax benefit recognized during the three months and nine months ended September 30, 2006 was $0.9 million and $3.3 million, respectively.

There were 3,136,756 non-qualified stock options unvested as of September 30, 2007. The remaining unamortized compensation cost related to non-qualified stock options is $14.7 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.2 years. Cash received from stock option exercises for the three months and nine months ended September 30, 2007 was $12.4 million and $38.7 million, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The future estimated income tax benefit to be realized for the options exercised in the three months and nine months ended September 30, 2007 was $2.7 million and $9.9 million, respectively. The future estimated income tax benefit to be realized for the options exercised in the three months and nine months ended September 30, 2006 was $1.0 million and $8.1 million, respectively. The aggregate intrinsic value of stock options exercised in the three months and nine months ended September 30, 2007 was $9.7 million and $31.3 million, respectively. The aggregate intrinsic value of the outstanding stock options as of September 30, 2007 was $172.2 million.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options issued during the three months and nine months ended September 30, 2007:

	Weighted Average	Weighted Average
	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Per share fair value	$ 10.58	$ 8.99
Expected dividend yield	0.42%	0.47%
Risk-free interest rate	4.46%	4.54%
Expected volatility	21%	18%
Expected life (years)	5.33	5.40

The following is a summary of the status of the Plans as of September 30, 2007 and changes during the quarter then ended:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

December 31, 2006	11,563,791	$ 22.97	7,912,549	$ 20.21
Granted	159,164	34.88
Exercised	(1,962,831)	19.71
Expired/Canceled	(128,169)	27.77

September 30, 2007	9,631,955	$ 23.77	6,495,199	$ 20.93

The weighted average remaining contractual term of all outstanding options is 6.3 years and the weighted average remaining contractual term of exercisable options is 5.2 years.

Restricted Stock Units

During the first nine months of 2007, the Company granted a total of 223,100 RSUs to key employees and Board members. As of September 30, 2007, a total of 5,480 RSUs were cancelled and 217,620 RSUs remained outstanding. The RSUs outstanding have a weighted-average fair value per share of $30.98, which was the fair value of the Company’s stock as measured on the date of grant. RSUs vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. The fair value of each RSU assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Under the terms of the RSUs, the three year period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three year restricted period prior to vesting. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on Restricted Stock Units will lapse, and one share of common stock will be issued as payment for each vested RSU.

During the restricted period, the Company will pay cash dividends on the RSUs, in the form of additional RSUs on each date that the Company pays a cash dividend to holders of common stock. The additional RSUs are subject to the same terms and conditions as the original RSUs and vest when the restrictions lapse.

The total compensation cost related to RSUs recognized in the operating results for the three months and nine months ended September 30, 2007 was $0.5 million and $1.3 million, respectively. These amounts represent the aggregate fair value of stock units that were expensed during the third quarter and first nine months of 2007, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the three months and nine months ended September 30, 2007 was $0.2 million and $0.4 million, respectively. All 218,087 RSUs and RSU dividends remained unvested as of September 30, 2007. The unamortized compensation cost related to RSUs is $4.9 million, which will be expensed over the remaining restricted period of the RSUs, or 2.4 years. The aggregate intrinsic value of the outstanding RSUs as of September 30, 2007 was $9.3 million.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$ 65,719	$ 49,449	$ 189,624	$ 158,769
Other comprehensive income:
Foreign currency translation adjustments	55,414	(5,176)	82,950	43,708
Net loss on derivative financial instruments	(30,582)	5,922	(36,437)	(31,711)
Unrealized loss on available-for-sale securities	(89)	(47)	(227)	(6)
Amortization of unrecognized losses
and prior year service cost, net	(2,465)	-	(2,064)	-
Total comprehensive income	$ 87,997	$ 50,148	$ 233,846	$ 170,760

During the quarter ended September 30, 2007, foreign currency translation adjustments included currency translation gains of $63.0 million and losses of $7.6 million on the Company’s loans designated as hedges of net investments. During the quarter ended September 30, 2006, foreign currency translation adjustments included currency translation losses of $9.5 million and partially offset by gains of $4.3 million on the Company’s loans designated as hedges of net investments. During the nine months ended September 30, 2007, foreign currency translation adjustments included currency translation gains of $87.8 million and losses of $4.8 million on the Company’s loans designated as hedges of net investments. During the nine months ended September 30, 2006, foreign currency translation adjustments included currency translation gains of $51.2 million offset by losses of $7.5 million on the Company’s loans designated as hedges of net investments. As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 158 (“SFAS 158”) on January 1, 2007, the Company recognized $0.4 million of the unrecognized losses and prior service cost, net in comprehensive income. The $0.4 million was derived using the average exchange rate for the current period, which may differ from the exchange rate used to record the unrecognized losses and prior service cost, net.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$ 218,291	$ 135,341
Net loss on derivative financial instruments	(69,002)	(32,565)
Unrealized gain on available-for-sale securities	106	333
Unrecognized losses and prior service cost, net	(25,259)	(23,195)
	$ 124,136	$ 79,914

The cumulative foreign currency translation adjustments included translation gains of $304.7 million and $216.9 million as of September 30, 2007 and December 31, 2006, respectively, offset by losses of $86.4 million and $81.6 million, respectively, on loans designated as hedges of net investments.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation
Net income	$ 65,719	$ 49,449	$189,624	$158,769

Common shares outstanding	151,632	153,968	151,886	156,246

Earnings per common share - basic	$ 0.43	$ 0.32	$ 1.25	$ 1.02

Diluted Earnings Per Common Share Computation
Net income	$ 65,719	$ 49,449	$189,624	$158,769

Common shares outstanding	151,632	153,968	151,886	156,246
Incremental shares from assumed exercise
of dilutive options	3,104	3,185	2,849	3,098
Total shares	154,736	157,153	154,735	159,344

Earnings per common share - diluted	$ 0.42	$ 0.31	$ 1.23	$ 1.00

Options to purchase 102,237 and 2,263,367 shares of common stock that were outstanding during the quarters ended September 30, 2007 and September 30, 2006, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive options outstanding during the nine months ended September 30, 2007 and September 30, 2006 were 1,423,623 and 2,634,220, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

The acquisition related activity for the nine months ended September 30, 2007 of $104.6 million, net of cash acquired, was related to five acquisitions in 2007 and earn-out payments on acquisitions from prior years. The following list provides information about the acquired companies:

•

Sultan Healthcare, Inc., based in New Jersey, is a well-known United States dental consumable manufacturer recognized primarily for infection control products, dental materials and preventive products;

•	DFT Dis Hekimligi Urunleri A.S. Ata Anil ("DFT") is a sales and marketing organization for implant products in Turkey;

•

NEKS Technologies, Inc. is a dental equipment manufacturer in Quebec, Canada, which develops and commercializes proprietary, non-invasive, handheld dental instruments for early diagnosis of pathologies;

•	TMV Medica SA is a sales and marketing organization for implant products in Spain; and

•	Sportswire LLC is a manufacturer of Endodontic materials based in Oklahoma.

The purchase agreements for the Sultan Healthcare, Inc. and DFT acquisitions provide for additional payments to be made based upon the operating performance of the business.  The NEKS Technologies, Inc. purchase agreement also provides for an additional payment to be made based upon the operating performance of the business through 2010. The results of operations for the five businesses have been included in the accompanying financial statements since the effective date of the respective transaction.

The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. As of September 30, 2007, the Company has recorded a total of $86.1 million in goodwill related to the unallocated portions of the respective purchase prices. Of this total amount of goodwill, $83.8 million is expected to be fully deductible for tax purposes. Goodwill was assigned to the following 3 segments:

•	$75.7 million to United States, Germany, and Certain Other European Regions Consumable Businesses;

•	$8.1 million Canada/ Latin America/ Endodontics/ Orthodontics; and,

•	$2.3 million to Global Dental Laboratory Business/ Implants/Non-Dental.

Several of the Company’s 2005 acquisitions included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). During the first half of 2007, the Company paid $7.2 million in additional purchase price under these agreements.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% and 98% of sales for the periods ended September 30, 2007 and 2006, respectively.

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

Global Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States, Italy, Asia, Australia and sales and distribution of implants in Brazil. This business group is also responsible for the Company’s non-dental business.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

Generally, the Company evaluates performance of the operating groups based on the groups’ operating income and net third party sales excluding precious metal content. The following tables set forth information about the Company’s operating groups for the three months and nine months ended September 30, 2007 and 2006:

Third Party Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 120,313	$ 110,517	$ 326,947	$ 308,666
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	85,748	76,599	270,458	236,888
Canada/Latin America/Endodontics/
Orthodontics	142,437	124,352	426,890	385,331
Global Dental Laboratory Business/
Implants/Non-Dental	141,047	126,727	447,790	412,765
All Other (a)	(1,442)	(2,470)	(3,756)	(4,485)
Total	$ 488,103	$ 435,725	$ 1,468,329	$ 1,339,165

Third Party Net Sales, excluding precious metal content
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 120,313	$ 110,516	$ 326,947	$ 308,666
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	80,635	71,000	252,698	220,356
Canada/Latin America/Endodontics/
Orthodontics	141,588	123,545	424,067	382,851
Global Dental Laboratory Business/
Implants/Non-Dental	104,238	92,253	330,750	294,395
All Other (a)	(1,442)	(2,469)	(3,756)	(4,484)
Total excluding Precious Metal Content	445,332	394,845	1,330,706	1,201,784
Precious Metal Content	42,771	40,880	137,623	137,381
Total including Precious Metal Content	$ 488,103	$ 435,725	$ 1,468,329	$ 1,339,165

(a) Includes: amounts recorded at Corporate headquarters.

Inter-segment Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 36,096	$ 34,709	$ 108,464	$ 104,172
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	2,028	2,565	8,402	7,314
Canada/Latin America/Endodontics/
Orthodontics	21,515	16,503	66,334	53,209
Global Dental Laboratory Business/
Implants/Non-Dental	11,124	25,003	59,492	59,556
All Other (a)	36,675	31,257	108,876	95,002
Eliminations	(107,438)	(110,037)	(351,568)	(319,253)
Total	$ -	$ -	$ -	$ -

Segment Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 38,823	$ 45,843	$ 110,625	$ 116,914
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,373	(573)	6,091	147
Canada/Latin America/Endodontics/
Orthodontics	43,386	38,756	131,954	128,578
Global Dental Laboratory Business/
Implants/Non-Dental	21,675	18,963	79,202	66,715
All Other (b)	(17,975)	(25,599)	(61,689)	(71,031)
Segment Operating Income	87,282	77,390	266,183	241,323

Reconciling Items:
Restructuring and other costs	(4,692)	1,149	(8,889)	(6,184)
Interest Expense	(7,138)	(9,062)	(16,803)	(25,207)
Interest Income	6,613	9,646	20,109	26,917
Other income (expense), net	(220)	(638)	337	(1,089)
Income before income taxes	$ 81,845	$ 78,485	$ 260,937	$ 235,760

(a) Includes: the results of Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	September 30,	December 31,
	2007	2006
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 297,355	$ 273,233
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	308,370	271,999
Canada/Latin America/Endodontics/
Orthodontics	748,609	705,321
Global Dental Laboratory Business/
Implants/Non-Dental	750,742	682,879
All Other (a)	509,841	247,918
Total	$ 2,614,917	$ 2,181,350

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At September 30, 2007 and December 31, 2006, the cost of $11.2 million, or 4.0%, and $11.2 million, or 4.8%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $28.3 million and $26.3 million as of September 30, 2007 and December 31, 2006, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2007 and December 31, 2006 by $3.2 million and $3.3 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)

Finished goods	$ 175,708	$ 143,167
Work-in-process	48,567	43,855
Raw materials and supplies	52,782	45,419
	$ 277,057	$ 232,441

NOTE 8 - BENEFIT PLANS

The Company adopted SFAS 158 for the year ended December 31, 2006 using the prospective method as required by the statement. The Company has early adopted the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date for the 2007 fiscal year. The net of tax adjustment to retained earnings was $0.4 million.

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and nine months ended September 30, 2007 and September 30, 2006, respectively:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$ 1,700	$ 1,702	$ (1)	$ 9
Interest cost	1,814	1,426	169	55
Expected return on plan assets	(1,075)	(932)	-	-
Amortization of transition obligation	54	53	-	-
Amortization of prior service cost	50	30	(96)	(117)
Amortization of net loss	308	263	110	9

Net periodic benefit cost	$ 2,851	$ 2,542	$ 182	$ (44)

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$ 5,014	$ 4,928	$ 31	$ 55
Interest cost	5,245	4,368	430	447
Expected return on plan assets	(3,075)	(2,796)	-	-
Amortization of transition obligation	161	156	-	-
Amortization of prior service cost	111	87	(289)	(514)
Amortization of net loss	906	777	172	168

Net periodic benefit cost	$ 8,362	$ 7,520	$ 344	$ 156

The following sets forth the information related to the funding of the Company’s benefit plans for 2007:

Other
	Pension	Postretirement
	Benefits	Benefits
(in thousands)
Actual, September 30, 2007	$ 6,632	$ 444
Projected for the remainder of the year	1,516	225
Total for year	$ 8,148	$ 669

NOTE 9 - RESTRUCTURING AND OTHER COSTS (INCOME), NET

Restructuring Costs

2007 Plans

During 2007, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in Europe, China and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. During the nine months ended September 30, 2007, the Company recorded charges of $2.0 million for severance and other restructuring costs. The plans include the elimination of approximately 25 positions, with 12 of these positions having been eliminated as of September 30, 2007. The major components of these charges and the remaining outstanding balances at September 30, 2007 are as follows:

		Amounts	Balance
	2007	Applied	September 30,
	Provisions	2007	2007
	(in thousands)
Severance	$ 1,269	$ (265)	$ 1,004
Lease/contract terminations	106	-	106
Other restructuring costs	606	(423)	183
	$ 1,981	$ (688)	$ 1,293

2006 Plans

During 2006, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States and Europe in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. During the nine months ended September 30, 2007, the Company recorded charges of $1.8 million for additional severance and other restructuring costs. The plans include the elimination of approximately 115 positions, with 79 of these positions having been eliminated as of September 30, 2007. These plans are expected to be substantially completed by the end of 2007. The major components of these charges and the remaining outstanding balances at September 30, 2007 are as follows:

		Amounts		Amounts	Change in	Balance
	2006	Applied	2007	Applied	Estimate	September 30,
	Provisions	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,205	$ -	$ 468	$(1,779)	$ (240)	$ 654
Lease/Contract terminations	-	-	33	(33)	-	-
Other restructuring costs	73	-	1,325	(1,131)	(260)	7
	$ 2,278	$ -	$ 1,826	$(2,943)	$ (500)	$ 661

2005 Plans

During 2005, the Company initiated several restructuring plans primarily related to the shutdown of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain United States production facilities in order to better leverage the Company’s resources. The primary objective of these initiatives is to reduce costs and obtain operational efficiencies. As of September 30, 2007, the shutdown of the pharmaceutical manufacturing facility has been substantially completed. During the nine months ended September 30, 2007, the Company recorded charges of $0.3 million primarily for additional severance costs and other restructuring costs. The plans include the elimination of approximately 155 administrative and manufacturing positions, all within the United States, with 148 of these positions having been eliminated as of September 30, 2007. The Company does not expect any significant future expenses related to these plans. The major components of these charges and the remaining outstanding balances at September 30, 2007 are as follows:

			Amounts	Change in		Amounts	Change in	Balance
	2005	2006	Applied	Estimate	2007	Applied	Estimate	September 30,
	Provisions	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,400	$3,570	$(4,420)	$ (523)	$ 313	$ (850)	$ (82)	$ 408
Lease/contract
terminations	-	184	(184)	-	-	-	-	-
Other restructuring
costs	-	5,882	(5,882)	-	15	(15)	-	-
	$ 2,400	$ 9,636	$(10,486)	$ (523)	$ 328	$ (865)	$ (82)	$ 408

2004 Plans

During 2004, the Company initiated several restructuring plans primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company’s European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions are being replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be 52. As of September 30, 2007, 42 of these positions have been eliminated. These plans are expected to be fully completed in early 2008. The major components of these charges and the remaining outstanding balances at September 30, 2007 are as follows:

		Amounts		Change in	Amounts	Balance
	2004	Applied	2005	Estimate	Applied	Year Ended
	Provisions	2004	Provisions	2005	2005	2005
	(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$ (1,168)	$ (1,740)	$ 1,708
Lease/contract
terminations	881	-	190	-	(435)	636
	$ 5,758	$ (583)	$ 512	$ (1,168)	$ (2,175)	$ 2,344

	Balance		Amounts	Change in		Amounts	Change in	Balance
	Year Ended	2006	Applied	Estimate	2007	Applied	Estimate	September 30,
	2005	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 1,708	$ 118	$ (632)	$ (275)	$ 40	$ (213)	$ (73)	$ 673
Lease/contract
terminations	636	-	(204)	-	-	(87)	-	345
	$ 2,344	$ 118	$ (836)	$ (275)	$ 40	$ (300)	$ (73)	$ 1,018

Other Costs

During the nine months ended September 30, 2007, the Company recorded a total of $5.4 million related to several legal claims.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company uses interest rate swaps, cross currency interest rate swaps, commodity swaps, forward exchange contracts, and foreign currency denominated debt held at the parent company level to manage risks generally associated with foreign exchange rates, interest rates and commodity price fluctuations. The aggregate net fair value of the Company’s derivative instruments at September 30, 2007 and December 31, 2006 was negative $112.6 million and negative $53.4 million, respectively. For a more detailed discussion of the Company’s derivative instruments, refer to the Company’s 2006 Annual Report on Form 10-K.

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

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net of Tax	2007	2006	2007	2006
		(in thousands)
Beginning balance	$(1,677)	$(2,603)	$(3,003)	$(5,856)
Changes in fair value of derivatives	(71)	(2,790)	507	(445)
Reclassifications to earnings from equity	377	849	1,125	1,757
Total activity	306	(1,941)	1,632	1,312

Ending balance	$(1,371)	$(4,544)	$(1,371)	$(4,544)

As of September 30, 2007, $1.2 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months.

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

Amounts recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net of Tax	2007	2006	2007	2006
		(in thousands)
Beginning balance	$126,603	$84,567	$106,248	$76,570
Foreign currency translation adjustment	63,017	(9,484)	87,798	51,241
Changes in fair value of:
foreign currency debt	(7,603)	4,308	(4,848)	(7,533)
derivative hedge instruments	(30,888)	7,864	(38,069)	(33,023)
Total activity	24,526	2,688	44,881	10,685

Ending balance	$151,129	$87,255	$151,129	$87,255

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

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the United States Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. The District Court has granted the Motions filed by Dentsply and the dealers, leaving only the resale price maintenance claim. Additionally, manufacturers of two competitive tooth lines and a dealer, as a putative class action, have filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks a refund of the purchase price paid for Cavitron scalers.

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

DENTSPLY International Inc.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, DENTSPLY International Inc. (“the Company”) provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

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

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. This annualized growth rate expectation typically includes approximately 1-2% of price increases. The Company typically implements most of its price changes in the beginning of the fourth quarter of the year. These price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

During the nine months ended September 30, 2007, the Company’s overall internal growth was approximately 6.2% compared to 4.3% for the full year 2006. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 3.9% and 8.0%, respectively during the first nine months of 2007 compared to 1.1% and 4.9%, respectively for the full year 2006. The internal growth rate in all other regions during the nine months ended September 30, 2007 was 8.3%, compared to 10.8% for the full year 2006.

Product innovation is a key component of the Company’s overall growth strategy. Through the first nine months of 2007, the Company continued to introduce multiple new products or significant product enhancements. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by other third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions and investments in companies. Management believes that there will continue to be adequate opportunities to participate as a consolidator or investor in the industry for the foreseeable future. As further discussed in Note 5 to the Unaudited Interim Consolidated Condensed Financial Statements, the Company has purchased several businesses during 2007.

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

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2006

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metals, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. The recent acquisitions did not have a significant impact on sales growth during the first nine months of 2007. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 488.1	$ 435.7	$ 52.4	12.0%
Precious metal content of sales	(42.8)	(40.9)	(1.9)	4.6%
Net sales, excluding precious metal content	$ 445.3	$ 394.8	$ 50.5	12.8%

The net sales growth for the three months ended September 30, 2007 of 12.8%, excluding precious metal content, was comprised of 6.0% of internal growth, 3.9% of foreign currency translation and 2.9% for net acquisitions. The 6.0% internal growth for the three months ended September 30, 2007 was comprised of 3.2% in the United States, 7.2% in Europe and 10.4% for all other regions combined.

Internal Sales Growth

	Three Months Ended
	September 30,
	2007	2006
United States	3.2%	3.2%
Europe	7.2%	2.9%
Other regions	10.4%	8.2%

United States

The internal sales growth of 3.2%, excluding precious metal content, in the United States was primarily a result of improvement in growth rates for our laboratory products, continued growth in the Implants and Orthodontics categories and lower sales in the dental consumable category.

Europe

In Europe, the internal sales growth of 7.2%, excluding precious metal content, was due to strong performance in all of the specialty businesses and was partially offset by lower sales in the dental consumable category.

All Other Regions

The internal sales growth of 10.4% in all other regions was primarily the result of strong sales growth in Asia (excluding Japan), Latin America, Middle East, Canada and Australia.

Gross Profit

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Gross Profit	$ 253.0	$ 225.9	$ 27.1	12.0%
Gross Profit as a percentage of net
sales, including precious metal content	51.8%	51.8%
Gross Profit as a percentage of net
sales, excluding precious metal content	56.8%	57.2%

The 0.4% decrease from September 30, 2006 to 2007 in the gross profit as a percentage of net sales, excluding precious metal content, was due to unfavorable product mix, business acquisitions, and unfavorable price variances related to the weakening U.S. dollar, partially offset by the Company’s lean manufacturing initiatives.

Operating Expenses

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$ 165.7	$ 148.5	$ 17.2	11.6%
Restructuring and other costs (income), net	$ 4.7	$ (1.1)	$ 5.8	NM

SG&A Expenses

SG&A expenses, measured against sales including precious metal content, decreased to 33.9% for the three months ended September 30, 2007 compared to 34.1% for the three months ended September 30, 2006. SG&A expenses, measured against sales excluding precious metal content, decreased to 37.2% in 2007 compared to 37.6% in 2006. This decrease is a result of a reduction in general and administrative expenses and a reduction in stock compensation expense as a result of accelerated vesting in 2006. Currency translation partially offset this decrease.

Restructuring and Other Costs (Income), Net

During the quarter ended September 30, 2007, the Company recorded restructuring and other costs of $4.7 million. The costs associated with the quarter ended September 30, 2007 related to costs for achieving operational efficiencies and several legal claims.

Other Income and Expense

	Three Months Ended
	September 30,
	2007	2006	Change
		(in millions)
Net interest expense (income)	$ 0.5	$ (0.5)	$ 1.0
Other expense, net	0.2	0.6	(0.4)
Net interest and other expense	$ 0.7	$ 0.1	$ 0.6

Net Interest Expense (Income)

The increase in net interest expense was mainly the result of higher interest rates and a weaker U.S. dollar, offset by lower average net debt levels in 2007 compared to the prior year period.

Other Expense, Net

Other expense in the 2007 period included approximately $0.2 million of currency transaction losses. The 2006 period included $0.2 million of currency transaction losses and $0.4 million of other non-operating losses.

Income Taxes and Net Income

The Company’s effective tax rate for the three months ended September 30, 2007 decreased to 19.7% from 37.0% for the same period in 2006. This decrease primarily related to a German Business Tax Reform Act, which was signed into law during the third quarter of 2007.  This legislation had a favorable impact on the Company's deferred taxes and resulted in a net one-time favorable adjustment to tax expense.

Net income increased $16.3 million, or 32.9%, to $65.7 million in 2007 from $49.4 million in 2006. Fully diluted earnings per share were $0.42 in 2007, an increase of 35.5% from $0.31 in 2006. Net income in the third quarter of 2007 included restructuring and other costs, net of tax, of $3.0 million, or $0.02 per diluted share, and a net reduction to income tax expense of $7.8 million, or $0.05 per diluted share, from tax related adjustments. Net income for the three months ended September 30, 2006 included restructuring and other income, net of tax, of $0.6 million, or less than $0.01 per diluted share, and a net charge to income tax expense of $3.4 million, or $0.02 per diluted share, from tax related adjustments.

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

Third Party Net Sales, excluding precious metal content
Three Months Ended
September 30,
	2007	2006	$ Change	% Change
(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 120.3	$ 110.5	$ 9.8	8.9%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 80.6	$ 71.0	$ 9.6	13.6%

Canada/Latin America/Endodontics/
Orthodontics	$ 141.6	$ 123.5	$ 18.1	14.6%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 104.2	$ 92.3	$ 11.9	13.0%

Segment Operating Income
	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 38.8	$ 45.8	$ (7.0)	-15.3%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 1.4	$ (0.6)	$ 2.0	NM

Canada/Latin America/Endodontics/
Orthodontics	$ 43.4	$ 38.8	$ 4.6	11.9%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 21.7	$ 19.0	$ 2.7	14.3%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales for this group increased 8.9% during the three months ended September 30, 2007 compared to 2006. Internal growth was negative as a result of reduced shipments and reduced dealer promotional activities compared to the prior year in advance of fourth quarter price increases. In addition, during the third quarter of 2006, the U.S.-based Strategic Partnership Program was announced and would be effective in the late 2006. As a result, several distributors purchased additional inventories before the program became effective. The group was positively impacted by acquisition activity and currency translation.

Operating income decreased $7.0 million during the quarter ended September 30, 2007 compared to 2006. The decrease was primarily related to higher expense allocation from Corporate headquarters of sales and marketing expenses to better reflect activity within the segment, negative internal growth, and partially offset by the favorable impact of acquisition activity and currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales increased 13.6% during the three months ended September 30, 2007 compared to 2006. Strong internal growth occurred in the CIS, Middle East, United Kingdom and Australia businesses. Currency translation also added to the positive growth.

Operating income increased $2.0 million during the quarter ended September 30, 2007 compared to 2006. The increase was primarily related to sales growth.

Canada/Latin America/Endodontics/Orthodontics

Net sales increased 14.6% during the three months ended September 30, 2007 compared to 2006. Strong growth continued in the Canada, Endodontic and Orthodontic businesses, and improved growth occurred in the Latin American businesses. Currency translation also added to the positive growth.

Operating income increased $4.6 million during the quarter ended September 30, 2007 compared to 2006. Increases in operating income occurred in the Canada, Endodontic and Orthodontic businesses.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales increased 13.0% during the three months ended September 30, 2007 compared to 2006. Significant growth occurred in the Implant business and moderate growth in the Global Dental Laboratory and the Non-Dental businesses. Currency translation also added to the positive growth.

Operating income increased $2.7 million during the quarter ended September 30, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implant business. In addition, operating profit was positively impacted from currency translation.

RESULTS OF CONTINUING OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales

The following is a reconciliation of net sales to net sales excluding precious metal content.

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 1,468.3	$ 1,339.2	$ 129.1	9.6%
Precious metal content of sales	(137.6)	(137.4)	(0.2)	0.1%
Net sales, excluding precious metal content	$ 1,330.7	$ 1,201.8	$ 128.9	10.7%

The net sales growth for the nine months ended September 30, 2007 of 10.7%, excluding precious metal content, was comprised of 6.2% of internal growth, 3.5% of foreign currency translation and 1.0% for net acquisitions. The 6.2% of internal growth for the nine months ended September 30, 2007 was comprised of 3.9% in the United States, 8.0% in Europe and 8.3% for all other regions combined.

Internal Sales Growth

	Nine Months Ended
	September 30,
	2007	2006
United States	3.9%	3.5%
Europe	8.0%	7.1%
Other regions	8.3%	5.5%

United States

The internal sales growth of 3.9%, excluding precious metal content, in the United States was primarily a result of continued solid growth in the Orthodontic business and improvement in preventative products.

Europe

In Europe, the internal sales growth of 8.0%, excluding precious metal content, was led by strong continued performance in all of the specialty businesses.

All Other Regions

The internal sales growth of 8.3% in all other regions was primarily the result of strong sales growth in Asia (excluding Japan), Middle East, Canada and Australia.

Gross Profit

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Gross Profit	$ 768.1	$ 688.2	$ 79.9	11.6%
Gross Profit as a percentage of net
sales, including precious metal content	52.3%	51.4%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.7%	57.3%

The 0.4% increase for the nine months ended September 30, 2006 to 2007 in the gross profit as a percentage of net sales, excluding precious metal content, was primarily due to favorable product mix and the Company’s lean manufacturing initiatives. The increase was partially offset by business acquisitions. Product mix is favorable primarily based on continued growth in Implants.

Operating Expenses

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$ 501.9	$ 446.9	$ 55.0	12.3%
Restructuring and other costs, net	$ 8.9	$ 6.2	$ 2.7	43.7%

SG&A Expenses

SG&A expenses, measured against sales including precious metal content, increased to 34.2% in 2007 compared to 33.4% in 2006. SG&A expenses, measured against sales excluding precious metal content, increased to 37.7% in 2007 from 37.2% in 2006. The increase in the SG&A expenses is primarily a result of increased sales and marketing expenditures to support growth in the specialty businesses offset by a reduction in stock compensation expense as a result of accelerated vesting in 2006. Currency translation also contributes to the increase in SG&A.

Restructuring and Other Costs, Net

During the nine months ended September 30, 2007, the Company recorded restructuring and other costs of $8.9 million. The costs associated with the nine months ended September 30, 2007 related to costs for achieving operational efficiencies and several legal claims. (See also Note 9 to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Nine Months Ended
	September 30,
	2007	2006	Change
	(in millions)
Net interest income	$ (3.3)	$ (1.7)	$ (1.6)
Other (income) expense, net	(0.3)	1.1	(1.4)
Net interest and other income	$ (3.6)	$ (0.6)	$ (3.0)

Net Interest Income

The increase in net interest income was mainly the result of lower average net debt levels in 2007 compared to the prior year period, offset by higher interest rates and a weaker U.S. dollar.

Other (Income) Expense, Net

Other income in the 2007 period included approximately $0.3 million of currency transaction gains. The 2006 period included $0.1 million of currency transaction losses and $1.0 million of other non-operating costs.

Income Taxes and Net Income

The Company’s effective tax rate for the nine months ended September 30, 2007 decreased to 27.3% from 32.7% for the same period in 2006. This decrease primarily related to a German Business Tax Reform Act, which was signed into law during the third quarter of 2007. This legislation had a favorable impact on the Company’s deferred taxes and resulted in a net one-time favorable adjustment to tax expense. The operational tax rate for the nine months ended September 30, 2007 was 30.2%.

Net income increased $30.9 million, or 19.4%, to $189.6 million in 2007 from $158.8 million in 2006. Fully diluted earnings per share were $1.23 in 2007, an increase of 23.0% from $1.00 in 2006. Net income for the nine months ended September 30, 2007 included restructuring and other costs, net of tax, of $5.7 million or $0.04 per diluted share, and a net tax reduction of $7.4 million, or $0.05 per diluted share, due to tax related adjustments. Net income for the nine months ended September 30, 2006 included the after tax impact from restructuring costs of $4.1 million, or $0.03 per diluted share, and a net tax charge of $4.0 million, or $0.03 per diluted share, due to tax related adjustments.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other
European Regions Consumable Businesses	$ 326.9	$ 308.7	$ 18.2	5.9%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 252.7	$ 220.4	$ 32.3	14.7%

Canada/Latin America/Endodontics/
Orthodontics	$ 424.1	$ 382.9	$ 41.2	10.8%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 330.8	$ 294.4	$ 36.4	12.3%

Segment Operating Income
	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
U.S., Germany, and Certain Other
European Regions Consumable Businesses	$ 110.6	$ 116.9	$ (6.3)	-5.4%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$ 6.1	$ 0.1	$ 6.0	NM

Canada/Latin America/Endodontics/
Orthodontics	$ 132.0	$ 128.6	$ 3.4	2.6%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 79.2	$ 66.7	$ 12.5	18.7%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales increased 5.9% during the nine months ended September 30, 2007 compared to 2006. Internal growth was hindered by the initial implementation of the U.S.-based Strategic Partnership Program and reduced promotional activity in Germany in advance of the fourth quarter price increase. During the third quarter of 2006, the U.S.-based Strategic Partnership Program was announced and would be effective in late 2006. As a result, several distributors purchased additional inventories before the program became effective. Currency translation and acquisition activity positively contributed to the overall growth.

Operating income decreased $6.3 million during the nine months ended September 30, 2007 compared to 2006. The decrease was primarily related to higher expense allocation from Corporate headquarters of sales and marketing expenses to better reflect activity within the segment and partially offset by the favorable impact from acquisition activity and currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales increased 14.7% during the nine months ended September 30, 2007 compared to 2006. Strong internal growth occurred in the CIS, Middle East, United Kingdom, Asia (excluding Japan) and Australia businesses. Currency translation also added to the positive growth.

Operating income increased $6.0 million during the nine months ended September 30, 2007 compared to 2006. The increase was primarily related to sales growth.

Canada/Latin America/Endodontics/Orthodontics

Net sales increased 10.8% during the nine months ended September 30, 2007 compared to 2006. Significant growth occurred in the Orthodontic and Canadian businesses. Currency translation also added to the positive growth.

Operating income increased $3.4 million during the nine months ended September 30, 2007 compared to 2006. The increase in operating profits was driven primarily by sales growth in the Endodontic, Orthodontic and Canadian businesses, and partially offset by the additional operational investment into the combined Endodontic/Implant businesses in the United States.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales increased 12.3% during the nine months ended September 30, 2007 compared to 2006. Strong growth occurred in the Implant business and currency translation also added to the positive growth.

Operating income increased $12.5 million during the nine months ended September 30, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implant business and improved margin in the Global Dental Laboratory business. In addition, operating profit was positively impacted from currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in the Significant Accounting Policies section of Note 1 to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted FIN 48 on January 1, 2007.

There have been no other material changes to the Company’s disclosure in its 2006 Annual Report on Form 10-K filed February 23, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2007

Cash flow from operating activities during the nine months ended September 30, 2007 was $256.9 million compared to $159.5 million during the same period of 2006. The increase resulted from higher net income of $30.9 million, a decrease in income taxes payable and an improved working capital ratio when compared to prior year. The 2006 cash flows also included a $23.0 million payment of taxes associated with the 2005 repatriation of earnings.

Investing activities during the first nine months of 2007 include capital expenditures of $37.8 million. The Company expects that capital expenditures will be approximately $60 million for the full year of 2007. The acquisition related activity for the period ended September 30, 2007 of $100.6 million, net of cash acquired, was primarily related to five acquisitions in 2007 and earn-out payments on acquisitions from prior years. (See Note 5 to the Unaudited Interim Consolidated Condensed Financial Statements).

At September 30, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2,483,709 shares during the first nine months of 2007 at an average price of $35.49. As of September 30, 2007, the Company held 11,429,271 shares of treasury stock. The Company also received proceeds of $38.7 million as a result of the exercise of 1,962,831 stock options during the nine months ended September 30, 2007.

The Company’s long-term borrowings increased by a net of $128.5 million during the nine months ended September 30, 2007. This net change included a net new borrowing of $120.7 million during the first nine months and an increase of $7.8 million due to exchange rate fluctuations on debt denominated in foreign currencies and changes in the value of interest rate swaps. At September 30, 2007, the Company’s ratio of long-term debt to total capitalization increased to 25.4% compared to 22.4% at December 31, 2006. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $65.1 million to $260.7 million.

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

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2007, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million United States facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss Francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $219.2 million outstanding under the multi-currency facility and $122.7 million outstanding under the commercial paper facilities at September 30, 2007.

The Company also has access to $35.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2007, $6.8 million is outstanding under these short-term lines of credit. At September 30, 2007, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $183.5 million.

At September 30, 2007, the Company held $74.5 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The Company’s cash, cash equivalents and short-term investments increased $195.6 million in total during the nine months ended September 30, 2007 to $260.7 million. In the first nine months of 2007, the Company repaid $49.6 million of maturing long-term borrowings and repurchased $88.1 million of treasury stock.

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

EXPECTED IMPACT OF SIGNIFICANT TAX REFORM

The German parliament passed the 2008 Business Tax Reform Act, which was signed into law during the third quarter of 2007. This legislation had a favorable impact on the Company’s deferred taxes and resulted in a net one-time favorable adjustment to tax expense, during the third quarter, of approximately $9.8 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The private party suits seek damages in an unspecified amount. The Court granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs’ petition to the United States Supreme Court asking it to review this decision of the Third Circuit was denied. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. Dentsply and the dealers filed Motions to dismiss plaintiffs’ claims, except for the resale price maintenance claims. The District Court has granted the Motions filed by Dentsply and the dealers, leaving only the resale price maintenance claim. Additionally, manufacturers of two competitive tooth lines and a dealer, as a putative class action, have filed separate actions seeking damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of their insurance for this case.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Cavitron was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks a refund of the purchase price paid for Cavitron scalers.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2006.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended September 30, 2007, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that
				May be Purchased
	Total Number	Total Cost	Average Price	Under the Share
	of Shares	of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
July 1-31, 2007	-	$ -	$ -	3,264.1
August 1-31, 2007	1,183.4	43,920.8	37.12	2,262.8
September 1-30, 2007	-	-	-	2,570.7
	1,183.4	$ 43,920.8	$ 37.12

Item 4 - Submission of Matters to Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended September 30, 2007.

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	November 2, 2007
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer

/s/	William R. Jellison	November 2, 2007
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer