Form 10-K
period 2007-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2008-02-25
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2007, was $6,129,023,806.

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 21, 2008 was 150,944,071.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 25, 2008. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

History and Overview

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), a Delaware corporation, was created by a merger of DENTSPLY International Inc. (“Old DENTSPLY”) and GENDEX Corporation ("GENDEX") in 1993. Old DENTSPLY, founded in 1899, was a manufacturer and distributor of artificial teeth, dental equipment and dental consumable products. GENDEX, founded in 1983, was a manufacturer of dental x-ray equipment and handpieces. In early 2004, the Company divested the dental x-ray equipment portion of GENDEX in order to primarily focus the Company’s product lines on dental consumables, dental laboratory products and dental specialty products.

DENTSPLY believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Sales of the Company's dental products accounted for approximately 97% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2007. The remaining 3% of consolidated sales are related to materials sold to the investment casting industry and various medical products. The presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (“GAAP”), and is therefore considered a non-GAAP measure. This non-GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Through the year ended December 31, 2007, the Company conducted its business through four operating segments, all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) dental consumables, 2) dental laboratory products and 3) dental specialty products.

In addition to the United States (“U.S.”), the Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. The Company also has a significant market presence in Central and South America including Brazil, Mexico, Argentina, Colombia and Chile; in South Africa; and in the Pacific Rim including Japan, Australia, New Zealand, China (including Hong Kong), Thailand, India, Philippines, Taiwan, South Korea, Vietnam and Indonesia. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

For 2007, 2006 and 2005, the Company's net sales, excluding precious metal content, to customers outside the United States, including export sales, accounted for approximately 59%, 58% and 56%, respectively, of consolidated net sales. Reference is made to the information about the Company's United States and foreign sales by shipment origin set forth in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumables, dental laboratory products and dental specialty products. These products are produced by the Company in the United States and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS®, AQUASIL(TM), AQUASIL ULTRA(TM), BIOPURE(TM), CAULK®, CAVITRON®, CERAMCO®, CERCON®, CITANEST®, DELTON®, DENTSPLY®, DETREY®, ELEPHANT®, ESTHET.X®, FRIADENT®, FRIALIT®, GENIE(TM), GOLDEN GATE®, IN-OVATION(TM), INTERACTIVE MYSTIQUE(TM), MAILLEFER®, MIDWEST®, NUPRO®, ORAQIX®, PEPGEN P-15(TM), POLOCAINE®, PRIME & BOND®, PROFILE®, PROTAPER(TM), RINN®, R&R®, SANI-TIP®, SEAL&PROTECT(TM), SHADEPILOT(TM), SULTAN®, THERMAFIL®, TRUBYTE®, XENO®, XIVE® and XYLOCAINE®.

Dental Consumables

Dental consumable products consist of dental sundries and small equipment used in dental offices in the treatment of patients. Sales of dental consumables, excluding precious metal content, accounted for approximately 35% and 40% of the Company’s consolidated sales for the years ended December 31, 2007 and 2006, respectively.

DENTSPLY’s dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names.

Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Sales of dental laboratory products, excluding precious metal content, accounted for approximately 19% of the Company’s consolidated sales for each of the years ended December 31, 2007 and 2006.

DENTSPLY’s products in the dental laboratory category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Sales of specialty products, excluding precious metal content, accounted for approximately 43% and 38% of the Company’s consolidated sales for the years ended December 31, 2007 and 2006, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, and orthodontic appliances and accessories.

Markets, Sales and Distribution

DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. During 2007 and 2006, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11.6% and 10.9%, respectively, of DENTSPLY’s consolidated net sales. No other single customer represented ten percent or more of DENTSPLY’s consolidated net sales during 2007 or 2006.

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Although many of its sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products. As part of this end-user “pull through” marketing approach, DENTSPLY employs approximately 2,100 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its educational centers located throughout the world. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company’s products.

DENTSPLY believes that demand in a given geographic market for dental procedures and products vary according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY's dental products can be categorized into the following two stages of development:

The United States, Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditures on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protect against infection and patient cross-contamination.

In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to the excavation and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental care. These markets demand diverse products such as high and low speed handpieces, restorative compounds, finishing devices, custom restorative devices, basic surgical instruments, bridgework and artificial teeth for dentures.

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

•

The changing dental practice in North America and Western Europe – Dentistry in North America and Western Europe has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

•

Per capita and discretionary incomes are increasing in emerging nations – As personal incomes continue to rise in the emerging nations of the Pacific Rim, Commonwealth of Independent States (“CIS”) and Latin America, healthcare, including dental services, are a growing priority.

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry. As a result, the Company pursues research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. Through its own internal research centers as well as through its collaborations and partnerships with external research institutions and dental schools, the Company directly invested approximately $48.5 million and $44.4 million for 2007 and 2006, respectively, in connection with the development of new products, improvement of existing products and advances in technology. The continued development of these areas is a critical step in meeting the Company's strategic goal of taking a leadership role in defining the future of dentistry.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements and by purchasing technologies developed by third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, during the past three years, the Company has made several acquisitions, including one manufacturer of dental consumable products, one manufacturer of endodontic materials, two sales and marketing organizations for implant products, and one manufacturer of small dental diagnostic equipment in 2007, two small businesses in 2006, and a group of three orthodontic companies in 2005. Additionally, in 2006, DENTSPLY acquired a 40% interest in a simulation software company and a leading manufacturer of a variety of surgical guides to assist in the placement of dental implants. DENTSPLY also acquired the remaining 40% interest of a dental manufacturing business in Brazil during 2006 (the Company had owned 60% of this business since 2001).

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

Financing

DENTSPLY's total long-term debt, including the current portion of long-term debt, at December 31, 2007 and 2006 was $482.3 million and $367.4 million, respectively, and the ratios of long-term debt to total capitalization were 24.1% and 22.4%. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total stockholders’ equity. DENTSPLY may incur additional debt in the future, including, but not limited to, the funding of additional acquisitions and capital expenditures.

The Company's cash, cash equivalents and short-term investments increased by $251.2 million during the year ended December 31, 2007 to $316.3 million. In 2007, the Company had net borrowings of $99.0 million related to long-term borrowings and repurchased $125.4 million in treasury stock. The net borrowings of $99.0 million were primarily due to the March 13, 2007 private placement note of $149.5 million, which was partially offset by repayments of $50.5 million primarily related to the Swiss franc denominated private placement notes.

Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental products industry is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high-quality and innovative products, its leadership in product development and manufacturing, its commitment to customer satisfaction, and support of the Company’s products by dental professionals.

The size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

Regulation

The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the “FDA”). In general, if a dental “device” is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The introduction and sale of dental products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the FDA and foreign regulatory requirements that are applicable to its products and manufacturing operations.

Dental devices of the types sold by DENTSPLY are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, DENTSPLY's products are subject to the medical devices laws of the various member states which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. DENTSPLY products in Europe bear the CE mark showing that such products adhere to the European regulations.

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the United States Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. In response to concerns raised by certain consumer groups regarding dental amalgam, in 2006 the FDA formed an advisory committee to review peer-reviewed scientific literature on the safety of dental amalgam. In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials has been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use for amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam. Although the Company is not aware of any such prohibition being adopted, it is possible that such a limitation could be adopted in the future. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

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

Employees

As of December 31, 2007, the Company and its subsidiaries employed approximately 8,900 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2009. In Germany, approximately 40% of DeguDent employees, approximately 30% of Friadent employees, approximately 20% VDW employees and approximately 30% of DeTrey employees are represented by labor unions. The Company provides pension and postretirement benefits to many of its employees (see Note 13 to the consolidated financial statements). The Company believes that its relationship with its employees is good.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations with net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes in the third or fourth quarters of the year. These price changes, other marketing and promotional programs, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of summer holidays and vacations, particularly throughout Europe.

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

Item 1A. Risk Factors

Following are the significant risk factors that could materially impact DENTSPLY’s business. The order in which these factors appear should not be construed to indicate its relative importance or priority.

Negative changes could occur in the dental markets, the general economic environments, or government reimbursement or regulatory programs of the regions in which the Company operates.

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

DENTSPLY has identified new products as an important part of its growth opportunities. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company's products obsolete.

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

The Company may be unable to sustain the operational and technical expertise that is key to its success.

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

DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios which it is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provision is triggered.

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

The Company’s business involves a risk of product liability and other claims, and from time to time the Company is named as a defendant in these cases. The primary risks to which the Company is exposed are related to those products manufactured by the Company. The Company has insurance policies, including product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. A successful claim brought against the Company in excess of available insurance, or any claim that results in significant adverse publicity against the Company, could harm its business. Various parties, including the Company, own and maintain patents and other intellectual property rights applicable to the dental field. Although the Company believes it operates in a manner that does not infringe upon any third party intellectual property rights, it is possible that a party could assert that one or more of the Company’s products infringe upon such party’s intellectual property and force the Company to discontinue the sale of certain products.

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

Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 5% of the outstanding common stock of DENTSPLY.

The Company is exposed to the risk of changes in interest and foreign exchange rates.

The Company’s balance sheet includes debt and net investment hedges that are sensitive to movements in interest and foreign exchange rates. Changes in interest rates and foreign exchange rates may have an adverse effect on the Company’s statement of income.

ITEM 1B.	Unresolved Staff Comments

None

Item 2. Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2007:

Location	Function	Leased or Owned
United States:
Milford, Delaware (1)	Manufacture of consumable dental products	Owned

Bradenton, Florida (3)	Manufacture of orthodontic accessory products	Leased

Baldwin, Georgia (3)	Manufacture of orthodontic accessory products	Leased

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned
mounts and accessories

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Leased
mounts and accessories

Englewood, New Jersey (1)	Manufacture and distrubtion of consumable dental products	Leased

Bohemia, New York (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (4)	Manufacture and distribution of investment	Owned
casting products

Middletown, Pennsylvania (1)	Distribution of dental products	Leased

York, Pennsylvania (4)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment and	Owned
preventive dental products

Johnson City, Tennessee (3)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Catanduva, Brazil (3)	Manufacture and distribution of dental	Owned
anesthetic products

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth	Owned
and consumable dental products

Tianjin, China (2)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (2)	Manufacture and distribution of investment	Leased
casting products

Bohmte, Germany (4)	Manufacture and distribution of dental	Owned
laboratory products

Hanau, Germany (4)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of consumable	Owned
dental products

Mannheim, Germany (4)	Manufacture and distribution of dental	Owned
implant products

Mannheim, Germany (4)	Manufacture and distribution of dental	Leased
implant products

Munich, Germany (3)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (4)	Manufacture and distribution of dental ceramics	Owned

Nasu, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, consumable dental products and orthodontic
products

Hoorn, Netherlands (4)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

Las Piedras, Puerto Rico (4)	Manufacture of crown and bridge materials	Owned

Ballaigues, Switzerland (3)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Le Creux, Switzerland (3)	Manufacture and distribution of endodontic instruments	Owned

Shanghai, China (4)	Manufacture and distribution of dental	Owned
laboratory products

(1)	- These properties are included in the United States, Germany, and Certain Other European Regions Consumable Businesses segment.
(2)	- These properties are included in the France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses segment.
(3)	- These properties are included in the Canada/Latin America/Endodontics/Orthodontics segment.
(4)	- These properties are included in the Global Dental Laboratory Business/Implants/Non-Dental segment.
(5)	- This property is a distribution warehouse not managed by named segments.

In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other United States and international locations. The Company maintains offices in Toronto, Mexico City, Paris, Rome, Weybridge, Hong Kong and Melbourne. Most of these various sites around the world that are used exclusively for sales and distribution are leased.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories, and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The Court granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. DENTSPLY and the dealers filed Motions to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The District Court has granted the Motions filed by DENTSPLY and the dealers, leaving only the resale price maintenance claim. The Plaintiffs have appealed the dismissal of their claims to the Third Circuit. Additionally, manufacturers of two competitive tooth lines and a dealer, as a putative class action, have filed separate actions seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of its insurance for this case.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks a refund of the purchase price paid for Cavitron® ultrasonic scalers. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 25, 2008.

Name	Age	Position

Bret W. Wise	47	Chairman of the Board, Chief Executive Officer and President
Christopher T. Clark	46	Executive Vice President and Chief Operating Officer
William R. Jellison	50	Senior Vice President and Chief Financial Officer
James G. Mosch	50	Senior Vice President
Robert J. Size	49	Senior Vice President
Brian M. Addison	53	Vice President, Secretary and General Counsel

Bret W. Wise was named Chairman of the Board, Chief Executive Officer and President of the Company effective January 1, 2007. Prior to that time, Mr. Wise was President and Chief Operating Officer since January 2006 and Executive Vice President since January 2005. During his tenure as Executive Vice President, Mr. Wise oversaw two of DENTSPLY’s operating groups including all business unit products that are sold through distributors in the United States, Europe and Canada, and the laboratory business units in Europe. In addition he had direct responsibility for corporate research and business development activities. Prior to that time, he was Senior Vice President and Chief Financial Officer of the Company since November 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporation in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

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

Robert J. Size was named Senior Vice President effective January 1, 2007, with operating responsibilities over both manufacturing operations and selling organizations located in the United States and Europe, as well as the DENTSPLY North America (DNA) sales organization and centralized distribution. Prior to this appointment, Mr. Size served as Vice President and General Manager of the Caulk division since June 2003 and was named Vice President in January 2006, with responsibility for the Caulk, DeTrey and Rinn operating units. Prior to that time, he was the CEO and President of Superior MicroPowders and held various cross-functional and international leadership positions with The Cookson Group.

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

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 14,000,000 shares of treasury stock. The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2007.

				Number of
				Shares That May
	Total		Average	Be Purchased
	Number	Total Cost	Price	Under The Share
	of Shares	of Shares	Paid Per	Repurchase
Period	Purchased	Purchased	Share	Program
	(in thousands, except per share amounts)
October 1-31, 2007	-	$ -	$ -	2,633.4
November 1-30, 2007	906.3	37,279.9	41.14	1,919.2
December 1-31, 2007	-	-	-	2,046.1
	906.3	$ 37,279.9	$ 41.14

Performance Graph

A performance graph comparing the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index and the Standard & Poor’s Health Care Index is provided as Exhibit 99.1 of the Company’s Annual Report on Form 10-K as filed on February 25, 2008.

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

Item 8. Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Stockholders' Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” is filed as part of this Annual Report on Form 10-K.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of the Company’s Annual Report on Form 10-K as filed on February 25, 2008.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item number is presented in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

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

3	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of the Company’s Annual Report on Form 10-K as filed on February 25, 2008.

Exhibit
Number		Description
3.1		Restated Certificate of Incorporation (2)
3.2		By-Laws, as amended (7)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (5)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (8)
	(c)	Euro Commercial Paper Note Agreement dated as of October 26, 2006 between the Company and Citibank International plc. (10)
	(d)	Euro Commercial Paper Dealer Agreement dated as of October 26, 2006 between the Company and Citibank International plc. (10)
4.2	(a)	Floating Rate Senior Notes Agreement, due March 13, 2010 dated as of March 13, 2007
4.3	(a)

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

10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan
10.3		Restricted Stock Unit Deferral Plan (10)
10.4	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (6)
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (6)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007

10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise*
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark*
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison*
10.9		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Brian M. Addison*
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch*
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size*
10.12		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 1997 (3)*
10.13		Board Compensation Arrangement
10.14		Supplemental Executive Retirement Plan effective January 1, 1999 (4)*
10.15		Written Description of the Amended and Restated Incentive Compensation Plan (10)
10.16		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (6)
10.17	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (10)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (7)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (7)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company (10)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Dresdner Bank AG, Frankfurt, and the Company
14		DENTSPLY International Inc. Code of Business Conduct and Ethics
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31		Section 302 Certification Statements
32		Section 906 Certification Statement
99.1		Performance Graph

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-101548).

(3)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(6)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

		Additions
		Charged
	Balance at	(Credited)	Charged to	Write-offs			Balance
	Beginning	To Costs	Other	Net of		Translation	at End
Description	of Period	And Expenses	Accounts	Recoveries		Adjustment	of Period
	(in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
2005	$ 17,224	$ 2,063	$ (581)	$ (2,884)		$ (1,031)	$ 14,791
2006	14,791	2,148	(416)	(1,516)		1,176	16,183
2007	16,183	2,854	(182)	(1,927)		1,650	18,578

Allowance for trade discounts:

For Year Ended December 31,
2005	$ 1,158	$ 1,111	$ -	$ (1,781)		$ (20)	$ 468
2006	468	(25)	-	-		14	457
2007	457	(155)	-	-		5	307

Inventory valuation reserves:

For Year Ended December 31,
2005	$ 27,898	$ 1,994	$ (682)	$ (2,360)		$ (1,743)	$ 25,107
2006	25,107	2,211	(341)	(2,180)		1,508	26,305
2007	26,305	3,134	(449)	(4,525)		1,725	26,190

Deferred tax asset valuation allowance:

For Year Ended December 31,
2005	$ 23,421	$ 16,328	$ -	$ (604)		$ (3,161)	$ 35,984
2006	35,984	12,006	-	(813)		2,202	49,379
2007	49,379	7,076	-	(11,124)	(a)	4,919	50,250

(a) The significant increase for write-offs during 2007 is the result of a restructuring project, where-in net operating losses subject to a full valuation allowance are not available for future use.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA	Year ended December 31,
	2007	2006	2005		2004		2003
Statement of Income Data:	(in thousands, except per share amounts)
Net sales	$ 2,009,833	$ 1,810,496	$ 1,715,135		$ 1,694,232		$ 1,567,994
Net sales without precious metal content	1,819,899	1,623,074	1,542,711		1,481,083		1,364,346
Gross profit	1,040,783	929,011	869,018		846,518		770,533
Restructuring, impairment and
other costs (income)	10,527	7,807	232,755	(a)	7,124		3,700
Operating income	354,891	314,794	2,922		295,130		267,983
Income before income taxes	358,135	314,837	71,038		274,155		251,196

Net income from continuing operations	$ 259,654	$ 223,718	$ 45,413		$ 210,286		$ 169,853
Net income from discontinued operations	-	-	-		42,879	(b)	4,330
Total net income	$ 259,654	$ 223,718	$ 45,413		$ 253,165		$ 174,183

Earnings per common share - basic:
Continuing operations	$ 1.71	$ 1.44	$ 0.29		$ 1.31		$ 1.08
Discontinued operations	-	-	-		0.27		0.03
Total earnings per common share - basic	$ 1.71	$ 1.44	$ 0.29		$ 1.58		$ 1.11

Earnings per common share - diluted:
Continuing operations	$ 1.68	$ 1.41	$ 0.28		$ 1.28		$ 1.06
Discontinued operations	-	-	-		0.26		0.03
Total earnings per common share - diluted	$ 1.68	$ 1.41	$ 0.28		$ 1.54		$ 1.09

Cash dividends declared per common share	$ 0.16500	$ 0.14500	$ 0.12500		$ 0.10875		$ 0.09850

Weighted Average Common Shares Outstanding:
Basic	151,707	155,229	59,191		160,775		157,646
Diluted	154,721	158,271	62,017		164,028		161,294

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 316,323	$ 65,143	$ 434,525		$ 506,369		$ 163,755
Property, plant and equipment, net	371,409	329,616	316,218		399,880		371,990
Goodwill and other intangibles, net	1,203,587	1,063,030	1,001,827		1,261,993		1,213,960
Total assets	2,675,569	2,181,350	2,410,373		2,798,145		2,445,587
Total debt	483,307	370,156	682,316		852,819		812,175
Stockholders' equity	1,516,106	1,273,835	1,246,596		1,443,973		1,122,069
Return on average stockholders' equity	18.6%	17.8%	3.4%		19.7%		17.8%
Long-term debt to total capitalization	24.1%	22.4%	35.3%		37.1%		42.0%

Other Data:
Depreciation and amortization	$ 50,289	$ 47,434	$ 50,560		$ 49,296		$ 45,661
Cash flows from operating activities	387,697	271,855	232,769		306,259		257,992
Capital expenditures	64,163	50,616	45,293		52,036		73,157
Interest (income) expense, net	(2,645)	(1,683)	8,768		19,629		24,205
Inventory days	95	96	90		92		93
Receivable days	51	57	53		47		50
Operational tax rate	30.3%	30.5%	29.0%		30.4%		31.6%

(a)	The Company recorded $230.8 million of impairment and restructuring charges related to the closing of the pharmaceutical manufacturing facility outside of Chicago.
(b)	The Company sold the assets and related liabilities of the Gendex business.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 25, 2008. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

DENTSPLY International Inc. believes it is the world's largest manufacturer of professional dental products. The Company is headquartered in the United States and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each reportable segment; (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines “internal growth” as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

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

During 2007, the Company's overall internal growth was approximately 6.4% compared to 4.3% in 2006. Internal growth rates in the United States (40.5% of sales) and Europe (39.0% of sales), the largest dental markets in the world, were 4.2% and 7.3%, respectively during 2007 compared to 1.2% and 7.4%, respectively for 2006. As discussed further within the Overview section and the Results of Continuing Operations, the internal growth in the United States during 2007 was led by solid growth in the Orthodontic and Implant businesses. The internal growth in the United States during 2007 as compared to 2006 was negatively impacted by the U.S Strategic Partnership Program for the first nine months of the year and positively impacted in the last quarter of 2007. The program was announced in the third quarter of 2006 and implemented in the fourth quarter of 2006. Additionally, as discussed further within the Results of Continuing Operations, the internal growth rate in Europe during 2007 as compared to 2006 was favorably impacted by the continued strong performance in all of the dental specialty businesses. The internal growth rate in all other regions (20.5% of sales), was 9.4% in 2007 compared to 5.6% in 2006. The 9.4% internal growth in all other regions during 2007 was driven by strong growth in Japan, Canada, Middle East and Australia. There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the dental market generally will continue in the future, and if such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Product innovation is a key component of the Company's overall growth strategy. During both 2006 and 2007, the Company continued to introduce multiple new products or significant product enhancements. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (see also Acquisition Activity in Part I, Item 1 of this Annual Report on Form 10-K). As further discussed in Note 3 to the consolidated financial statements, during 2007, the Company has purchased several small businesses.

The Company also remains focused on reducing costs and achieving operational efficiencies. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, financial reporting, regulatory oversight and compliance.

In late 2006, the Company entered into a U.S. Strategic Partnership Program, designed to significantly improve its ability to collaborate with, provide value to its key distributor partners, and gain improved access to end user data. Currently, this program encompasses most of the Company’s divisions selling through the United States dental distributors and has resulted in a consolidated network of United States distributors.

In late 2005, the Company closed its Chicago-based pharmaceutical manufacturing facility and outsourced the production of the injectable dental anesthetic products and the non-injectable Oraqix® products. The Company currently has contract manufacturing relationships for the supply of injectable dental anesthetic products. There can be no assurance that the Company will be able to continue to obtain an adequate supply of its injectable products in the future.

FACTORS IMPACTING COMPARABILITY BETWEEN YEARS

Adoption of SFAS 158

In 2007, the Company early adopted the provision of Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” for December 31, 2006. SFAS 158, which is an amendment of SFAS No. 87, 88, 106 and 132(R), requires the alignment of the measurement date and the year-end balance sheet date. The Company adopted this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan that has been measured as of September 30 in prior years. As allowed under SFAS 158, the Company computed the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007, which is the end of the fiscal year of adoption. The Company recognized three months of the net benefit expense as an adjustment to retained earnings in 2007. The net of tax adjustment to retained earnings is $0.4 million.

Adoption of FIN 48

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

RESULTS OF CONTINUING OPERATIONS, 2007 COMPARED TO 2006

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

The presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (GAAP), and is therefore considered a non-GAAP measure. The Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Net Sales	$ 2,009.8	$ 1,810.5	$ 199.3	11.0%
Precious Metal Content of Sales	(189.9)	(187.4)	(2.5)	1.3%
Net Sales Excluding Precious Metal Content	$ 1,819.9	$ 1,623.1	$ 196.8	12.1%

The net sales growth, excluding precious metal content, of 12.1% was comprised of 6.4% of internal growth, 4.1% of foreign currency translation and 1.6% related to acquisitions. The 6.4% internal growth was comprised of 4.2% in the United States, 7.3% in Europe and 9.4% for all other regions combined.

Internal Sales Growth

	December 31, 2007		December 31, 2006
	Percentage of Sales	Internal Growth Rates	Percentage of Sales	Internal Growth Rates
United States	40.5%	4.2%	42.4%	1.2%
Europe	39.0%	7.3%	37.7%	7.4%
Other Regions	20.5%	9.4%	19.9%	5.6%
Overall internal growth rate		6.4%		4.3%

United States

The internal sales growth of 4.2%, excluding precious metal content, in the United States was a result of continued growth in the dental specialty category, and improved growth in the dental laboratory and dental consumable product categories.

Europe

In Europe, the internal sales growth of 7.3%, excluding precious metal content, was driven by the continued strong sales growth in the dental specialty category and partially offset by lower internal growth in the dental consumables and dental laboratory categories. Additionally, the Company believes that a significant contraction in the precious metal alloy market occurred, in part, due to the dramatic increase in the price of precious metals and to the shift toward all ceramic products in the past few years.

All Other Regions

The internal growth of 9.4% in all other regions was largely the result of strong growth in the dental specialty category. In addition, during 2007, the Pacific Rim, Canada, Middle East and Australia regions experienced strong internal growth.

Gross Profit

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Gross Profit	$ 1,040.8	$ 929.0	$ 111.8	12.0%
Gross Profit as a percentage of net
sales including precious metal content	51.8%	51.3%
Gross Profit as a percentage of net
sales excluding precious metal content	57.2%	57.2%

The 2007 gross profit as a percentage of net sales, excluding precious metal content, was unfavorably impacted by recent business acquisitions and unfavorable purchase price variances related to the weakening U.S. dollar, offset by cost improvements through the Company’s lean manufacturing initiatives.

Expenses

Selling, General and Administrative ("SG&A”) Expenses

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
SG&A expenses	$ 675.4	$ 606.4	$ 69.0	11.4%
SG&A expenses as a percentage of net
sales including precious metal content	33.6%	33.5%
SG&A expenses as a percentage of net
sales excluding precious metal content	37.1%	37.4%

The 11.4% increase in SG&A expenses reflects additional SG&A expenses of $9.4 million from acquired companies and increases from unfavorable currency translation impacts of approximately $25.7 million. The remaining increase in SG&A expenses is primarily a result of increased sales and marketing expenditures to support growth in the dental specialty businesses and higher growth regions, partially offset by a reduction in stock compensation expense as a result of accelerated vesting in 2006. SG&A expenses as a percentage of net sales, excluding precious metal content, decreased from 37.4% in 2006 to 37.1% in 2007. The 2007 expense ratio was favorably impacted by lower stock based compensation and improved leverage on the investments in strategic initiatives.

Restructuring, Impairment and Other Costs, Net

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Restructuring, impairment and other costs, net	$ 10.5	$ 7.8	$ 2.7	34.6%

During 2007, the Company recorded net restructuring, impairment and other costs of $10.5 million. The Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States, Europe, Asia and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. These restructuring plans included charges of $5.4 million. Additionally, the Company also recorded a total of $5.0 million in expenses related to several legal claims (see also Note 14 to the consolidated financial statements).

During 2006, the Company recorded net restructuring, impairment and other costs of $7.8 million. The net costs of $7.8 million were primarily for additional restructuring costs incurred related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois and costs related to the consolidation of certain United States and European selling and production facilities. These restructuring costs were partially offset by the gain of $2.9 million on the sale of the assets previously associated with the pharmaceutical manufacturing facility which the Company had announced in early 2006 that it would be closing. Additionally, these costs were further offset by the gain of $1.0 million on the sale of assets associated with a German manufacturing facility which was closed down in 1998 as part of a restructuring plan.

Other Income and Expenses

	Year Ended December 31,
	2007	2006	$ Change
	(in millions)
Net interest (income)	$ (2.6)	$ (1.6)	$ (1.0)
Other (income) expense, net	(0.6)	1.6	(2.2)
Net interest & other (income) expense	$ (3.2)	$ 0.0	$ (3.2)

Net Interest (Income) Expense

The change in net interest income in 2007 compared to 2006 was mainly the result of lower average debt and investment levels following the 350.0 million Eurobond maturity in December, 2006, offset somewhat by higher average interest rates. In addition, higher average interest rates on Euro and Swiss franc basis swaps combined with weaker U.S. dollar average exchange rates against both currencies resulted in lower net interest received on the Company’s net investment hedges (see also Note 5 to the consolidated financial statements).

Other (Income) Expense, Net

Other (Income) Expense in the 2007 period included $0.5 million of currency transaction gains and $0.1 million of other non-operating gains. The 2006 period included $0.1 million of currency transaction losses and $1.5 million of other non-operating losses.

Income Taxes and Net Income

	Year Ended December 31,
	2007	2006	$ Change
	(in millions, except per share data)
Income Tax Rates	27.5%	28.9%
Net Income	$ 259.7	$ 223.7	$ 36.0
Fully Diluted earnings
per common share	$ 1.68	$ 1.41

Income Taxes

The Company’s effective tax rates for 2007 and 2006 were 27.5% and 28.9%, respectively. The Company’s operating tax rates for 2007 and 2006 were 30.3% and 30.5%, respectively. The Company benefited from various tax adjustments of $9.9 million and $4.8 million in 2007 and 2006, respectively (see also Note 12 to the consolidated financial statements).

Net Income

Fully diluted earnings per share from continuing operations during 2007 were $1.68 compared to $1.41 during the same period in 2006. Net income for the 2007 period included the after tax impact from restructuring costs of $6.7 million, or $0.04 per diluted share and a net tax benefit of $9.9 million, or $0.06 per diluted share due to tax related adjustments. The net income for the 2006 period included the after tax impact from restructuring costs of $5.0 million, or $0.03 per diluted share and a net tax benefit of $4.8 million, or $0.03 per diluted share due to tax related adjustments.

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

Net Sales, excluding precious metal content
	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 433.9	$ 395.0	$ 38.9	9.8%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 352.0	$ 308.4	$ 43.6	14.1%

Canada/Latin America/Endodontics/
Orthodontics	$ 583.9	$ 520.9	$ 63.0	12.1%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 453.7	$ 402.7	$ 51.0	12.7%

Segment Operating Income
	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 138.9	$ 143.5	$ (4.6)	-3.2%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 7.2	$ 3.0	$ 4.2	NM

Canada/Latin America/Endodontics/
Orthodontics	$ 180.9	$ 171.5	$ 9.4	5.5%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 115.3	$ 97.5	$ 17.8	18.3%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 9.8% during the year ended December 31, 2007 compared to 2006. This increase was driven by positive internal growth, the acquisition of Sultan Healthcare, and positive currency translation. The implementation of the U.S Strategic Partnership Program hindered this segment in both 2007 and 2006.

Operating income decreased $4.6 million during the year ended December 31, 2007 compared to 2006. The decrease was due to higher expense allocation from Corporate headquarters of sales and marketing expenses to better reflect activity within the segment. This decrease was partially offset by the favorable impact from acquisition activity and currency translation.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 14.1%, including the favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong internal growth occurred in CIS, Middle East, United Kingdom and Pacific Rim businesses.

Operating income increased $4.2 million during the year ended December 31, 2007 compared to 2006. The increase was primarily related to sales growth and currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased 12.1%, including the favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong internal growth occurred in the Orthodontic, Endodontic, and Canadian businesses.

Operating income increased $9.4 million during the year ended December 31, 2007 compared to 2006. The increase in operating profits was driven primarily by sales growth across the segment, partially offset by the additional operational investment into the combined Endodontic/Implant businesses in the United States. The increase was also related to positive currency translation.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased 12.7%, including favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong internal growth occurred in the Implants business, and the United States dental laboratory business also grew at a faster rate in 2007. Additionally, the Company believes that a significant contraction in the precious metal alloy market occurred, in part, due to the dramatic increase in the price of precious metals and the move to all ceramic products, such as the Company's Cercon® product, in the past few years.

Operating income increased $17.8 million during the year ended December 31, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implants business.  In addition, operating profit was positively impacted from currency translation.

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

The sales growth, excluding precious metal content, of 5.2% was comprised of 4.3% internal growth, 0.6% due to foreign currency translation and 0.3% related to acquisitions. The 4.3% internal growth was comprised of 1.2% in the United States, 7.4% in Europe and 5.6% for all other regions combined.

Internal Sales Growth

	December 31, 2006		December 31, 2005
	Percentage of Sales	Internal Growth Rates	Percentage of Sales	Internal Growth Rates
United States	42.4%	1.2%	43.8%	5.2%
Europe	37.7%	7.4%	36.7%	-2.7%
Other Regions	19.9%	5.6%	19.5%	3.9%
Overall internal growth rate		4.3%		2.0%

United States

The internal sales growth of 1.2%, excluding precious metal content, in the United States was a result of moderate growth in the dental specialty category, partially offset by lower sales in the dental consumable and dental laboratory product categories. This below average growth rate was mainly the result of the internal growth rate of negative 5.5% in the fourth quarter of 2006 that was primarily attributable to the impact of the U.S. Strategic Partnership Program that was announced at the end of the third quarter and implemented in the fourth quarter of 2006. In line with expectations, the fourth quarter internal sales growth for the United States region was significantly impacted by the lower sales to discontinued distributors, the contraction of distributor inventories as a result of the use of residual inventories purchased during the third quarter ahead of the early fourth quarter price increase, the balancing of promotional activities between distributors and end-users, as well as the contraction of dealer inventories as a result of the U.S. Strategic Partnership Program. The impact from these items primarily related to the dental consumable and the dental laboratory product categories.

In addition to the impact from the items discussed above, the full year internal growth rate in the United States dental laboratory product category was unfavorably impacted by the consolidation of distributors, particularly with regard to tooth products.

Europe

In Europe, the internal sales growth of 7.4%, excluding precious metal content, was driven by the continued strong sales growth in the endodontic, orthodontic and implant products within the dental specialty product category. The growth rate was partially offset by lower growth in the dental laboratory product category, particularly in Germany, where the Company believed that the market was negatively impacted by reimbursement changes enacted in 2005 and by a significant contraction in the precious metal alloy market due to the dramatic increase in the price of precious metals over the past few years impacting the value-added sales portion of the precious metal alloy business. In 2006, the Company overcame these market issues in part through the introduction of new technologies and the continued strong growth of its all ceramic crown and bridge Cercon® product.

All Other Regions

The internal growth of 5.6% in all other regions was largely the result of strong growth in the dental specialty category in most countries included in the other regions, primarily led by Asia, Latin America, Canada and Australia. In addition, during 2006 the Asia, Middle East and Australia regions experienced strong internal sales growth in the dental consumable product category, partially offset by lower sales in the consumable product category for the Japan and Canada regions. Finally, the Latin America and Middle East regions experienced strong internal growth in the dental laboratory product category, partially offset by lower sales in the dental laboratory product category in the Canada and Australia regions.

Gross Profit

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Gross Profit	$ 929.0	$ 869.0	$ 60.0	6.9%
Gross Profit as a percentage of net
sales including precious metal content	51.3%	50.7%
Gross Profit as a percentage of net
sales excluding precious metal content	57.2%	56.3%

The 0.9% increase from 2005 to 2006 in the gross profit as a percentage of net sales, excluding precious metal content, was primarily due to favorable shifts in the product and geographic mix, improved leveraging of resources, lean manufacturing initiatives, as well as a reduction in expenditures, as a result of the Company’s decision to close its Chicago-based pharmaceutical manufacturing facility. These favorable impacts were partially offset by the impact on sales in the fourth quarter of 2006 from the U.S. Strategic Partnership Program.

Expenses

Selling, General and Administrative Expenses

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
SG&A expenses	$ 606.4	$ 563.3	$ 43.1	7.7%
SG&A expenses as a percentage of net
sales including precious metal content	33.5%	32.8%
SG&A expenses as a percentage of net
sales excluding precious metal content	37.4%	36.5%

The 7.7% increase in SG&A expenses reflects additional SG&A expenses of $1.3 million from acquired companies and increases from unfavorable currency translation impacts of approximately $3.0 million. SG&A expenses, measured against sales, including precious metal content, increased to 33.5% compared to 32.8% in 2005. SG&A expenses, as measured as a percentage of sales, excluding precious metal content, increased to 37.4% compared to 36.5% in 2005. The 2006 expense ratio was negatively impacted by $18.5 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, as well as costs related to the implementation of the U.S. Strategic Partnership Program and the merger of the United States Endodontic and Implant divisions. This increase in expenses was partially offset by the favorable impact of the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois. The 2005 expense ratio was negatively impacted as a result of higher expense levels in 2005 related to costs associated with the global tax project and the biennial International Dental Show (“IDS”).

Restructuring Impairment and Other Costs, Net

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Restructuring, impairment and other costs, net	$ 7.8	$ 232.8	$(225.0)	-96.6%

During 2006, the Company recorded net restructuring, impairment and other costs of $7.8 million. The net costs of $7.8 million were primarily for additional restructuring costs incurred related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois and costs related to the consolidation of certain United States and European selling and production facilities. These restructuring costs were partially offset by the gain of $2.9 million on the sale of the assets previously associated with the pharmaceutical manufacturing facility which the Company had announced in early 2006 that it would be closing. Additionally, these costs were further offset by the gain of $1.0 million on the sale of assets associated with a German manufacturing facility which was closed down in 1998 as part of a restructuring plan.

During 2005, the Company recorded restructuring and other costs of $232.8 million. This amount was mainly attributable to the impairment of the indefinite-lived injectable anesthetic intangible acquired from AstraZeneca in 2001 as well as the impairment of the fixed assets associated with the pharmaceutical manufacturing facility. Included in the $232.8 million charge were restructuring charges of $3.1 million that were recorded during 2005 largely as a result of the decision to shut down the anesthetics manufacturing facility in Chicago, Illinois. These costs were partially offset by a change in estimate of $1.2 million primarily related to the reversal of accrued severance costs associated with the 2004 European Shared Services Center that were no longer necessary.

Other Income and Expenses

	Year Ended December 31,
	2006	2005	$ Change
	(in millions)
Net interest (income) expense	$ (1.6)	$ 8.8	$ (10.4)
Other (income) expense, net	1.6	(6.9)	8.5
Net interest & other (income) expense	$ 0.0	$ 1.9	$ (1.9)

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

Income Taxes and Net Income

	Year Ended December 31,
	2006	2005	$ Change
	(in millions, except per share data)
Income Tax Rates	28.9%	36.1%
Net Income	$ 223.7	$ 45.4	$ 178.3
Fully Diluted earnings
per common share	$ 1.41	$ 0.28

Income Taxes

The Company’s effective tax rates for 2006 and 2005 were 28.9% and 36.1%, respectively. The Company’s operating tax rates for 2006 and 2005 were 30.5% and 29.0%, respectively. The Company benefited from various tax adjustments of $4.8 million and $8.9 million in 2006 and 2005, respectively.

Net Income

Fully diluted earnings per share from continuing operations during 2006 were $1.41 compared to $0.28 during the same period in 2005. Net income for the 2006 period included the after tax impact of expensing stock options of $13.3 million, or $0.08 per diluted share, the after tax impact from restructuring costs of $5.0 million, or $0.03 per diluted share and a net tax benefit of $4.8 million, or $0.03 per diluted share due to tax related adjustments. The net income for the 2005 period included the negative after tax impact of $178.9 million, or $1.10 per diluted share from impairment and restructuring charges primarily associated with the injectable anesthetic facility and indefinite-lived intangible assets. The negative impacts during the 2005 period related to the impairment and restructuring charges were partially offset by net non-recurring benefits related to tax reorganization and repatriation activities of $8.9 million, or $0.05 per diluted share. Stock option expense was not included in net income until January 1, 2006 upon the Company’s adoption of SFAS 123(R).

Operating Segment Results

In January 2007, the Company reorganized its operating group structure into four operating groups from the three groups under the prior management structure. These operating groups are considered the Company’s reportable segments under SFAS 131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4 to the consolidated financial statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, excluding precious metal content
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 395.0	$ 386.9	$ 8.1	2.1%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 308.4	$ 286.2	$ 22.2	7.8%

Canada/Latin America/Endodontics/
Orthodontics	$ 520.9	$ 493.1	$ 27.8	5.6%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 402.7	$ 379.7	$ 23.0	6.1%

Segment Operating Income
	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 143.5	$ 120.6	$ 22.9	19.0%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 3.0	$ 1.2	$ 1.8	NM

Canada/Latin America/Endodontics/
Orthodontics	$ 171.5	$ 160.9	$ 10.6	6.6%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 97.5	$ 87.4	$ 10.1	11.6%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 2.1% during the year ended December 31, 2006 compared to 2005. Lower internal growth in the United States Dental Consumable Business was a result of the lower sales to discontinued distributors, the balancing of promotional activities between distributors and end-users, as well as the contraction of dealer inventories largely as a result of the U.S. Strategic Partnership Program.

Operating income increased $22.9 million during the year ended December 31, 2006 compared to 2005. The increase was primarily related to lower expenses as a result of the closure of the pharmaceutical plant in Chicago, Illinois.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 7.8% during the year ended December 31, 2006 compared to 2005. Strong internal growth occurred in the Italy, CIS, Middle East and Asia businesses.

Operating income increased $1.8 million during the year ended December 31, 2006 compared to 2005 due to increased net sales.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased 5.6%, including the favorable impact of currency translation, during the year ended December 31, 2006 compared to 2005. Strong internal growth occurred in the Orthodontic business and continued growth occurred in the Endodontic business, partially offset by lower sales in Latin America.

Operating income increased $10.6 million during the year ended December 31, 2006 compared to 2005. The increase in operating profits was driven primarily by sales growth in the Orthodontic business.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased 6.1%, including the favorable impact of currency translation, during the year ended December 31, 2006 compared to 2005. Strong growth occurred in the Implants business and currency translation also added to the positive growth.

Operating income increased $10.1 million during the year ended December 31, 2006 compared to 2005. The increase in operating profits was driven primarily by the sales growth in the Implant business, slightly offset by the Global Dental Laboratory business.

FOREIGN CURRENCY

Since approximately 59% of the Company's 2007 net sales, excluding precious metal content, were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the United States of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland. On a net basis, net income benefited from changes in currency translation in 2007 and 2006 compared to prior years.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Goodwill and Other Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment related to goodwill is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, tax expense includes the United States and international income taxes plus the provision for Unites States taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2007, the Company recorded a valuation allowance of $50.3 million against the benefit of certain net operating loss carryforwards of foreign and domestic subsidiaries.

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

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the U.S. are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. In establishing its discount rates, the Company predominantly uses observed indices of high-grade corporate bond yields with durations that are equivalent to the expected duration of the underlying liability. The discount rate for each plan is based on observed corporate bond yield indices in the respective economic region covered by the plan. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 13 to the consolidated financial statements.

The Company adopted the FASB issued SFAS 158. SFAS 158, which is an amendment of SFAS No. 87, 88, 106 and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset. As allowed under SFAS 158, the Company computed the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007, which is the end of the fiscal year of adoption. The Company recognized three months of the net benefit expense as an adjustment to retained earnings in 2007. The net of tax adjustment to retained earnings is $0.4 million (see also Note 13 to the consolidated financial statements).

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency, and commodity swaps to fix its variable raw materials costs. The Company complies with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended by SFAS 138 and 149, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates made by management are based on an analysis made by internal and external legal counsel who consider information known at the time. The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2007 were $387.7 million compared to $271.9 million during the year ended December 31, 2006. The increase of $115.8 million was primarily the result of higher earnings in the 2007 period and favorable working capital changes. Improvements in inventory and accounts receivable management contributed $39.1 million to the improvement in cash flow. For the year ended December 31, 2007, the number of days for sales outstanding in accounts receivable and inventory were 51 days and 95 days, respectively, compared to the previous year of 57 days and 96 days, respectively. Current income taxes paid and deferred tax provisions benefited the Company’s 2007 cash flow improvement by $50.8 million. This improvement is a result of a net operating loss utilization from the 2005 Pharmaceutical impairment. This increase is also a result of the one time payment of approximately $23.0 million in taxes during 2006, primarily associated with the 2005 repatriation of earnings.

Investing activities during 2007 include capital expenditures of $64.2 million. The Company expects that capital expenditures will range from $70.0 million to $80.0 million in 2008. During 2007, the Company had expenditures related to the acquisition of identifiable intangible assets of $1.7 million. Also, activity related to the acquisition of businesses, for the year ended December 31, 2007, was $101.5 million which was primarily due to the acquisition of several small companies in 2007 and final payments on two 2005 acquisitions (see also Note 3 to the consolidated financial statements).

At December 31, 2007, the Company had authorization to maintain up to 14,000,000 shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 3,389,969 shares during 2007 at an average price of $37.00. As of December 31, 2007 and 2006, the Company held 11,953,884 and 10,984,633 shares of treasury stock, respectively. The Company also received proceeds of $45.6 million primarily as a result of 2,342,965 stock option exercises during the year ended December 31, 2007.

DENTSPLY's total long-term debt, including the current portion of long-term debt, at December 31, 2007 and 2006 was $482.3 million and $367.4 million, respectively. The Company’s long-term borrowings increased by a net of $114.9 million during the year ended December 31, 2007. This net change included net new borrowings of $99.0 million during the year ended 2007, plus an increase of $15.9 million due to exchange rate fluctuations on debt denominated in foreign currencies During the year ended December 31, 2007, the Company’s ratio of long-term debt to total capitalization increased to 24.1% compared to 22.4% at December 31, 2006.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. At December 31, 2007, the Company was in compliance with these covenants. The Company also has available an aggregate $250.0 million under two commercial paper facilities; a $250.0 million United States facility and a $250.0 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss francs, Japanese yen, Euros, British pounds and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500.0 million with $225.0 million outstanding under the multi-currency facility and $106.1 million outstanding under the commercial paper facilities at December 31, 2007.

The Company also has access to $35.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2007, $1.1 million is outstanding under these short-term lines of credit.  At December 31, 2007, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $203.7 million.

At December 31, 2007, the Company held $91.9 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The Company's cash, cash equivalents and short-term investments increased $251.2 million during the year ended December 31, 2007 to $316.3 million. In 2007, the Company had net new borrowings of $99.0 million and repurchased $125.4 million in treasury stock. The net new borrowings of $99.0 million were primarily due to the proceeds from the March 13, 2007 private placement note of $149.5 million, which was partially offset by repayments of $50.5 million related to the Swiss franc denominated private placement notes.

On March 13, 2007, the Company entered into a note purchase agreement with a group of initial purchasers, providing for the issuance of $150.0 million aggregate principal amount of floating rate senior notes due 2010 (the “Notes”) through a private placement. The net proceeds from the offering after deducting placement fees and expenses of the offering was $149.5 million. The obligations of DENTSPLY and the initial purchasers are subject to the terms and conditions of the Note Agreement.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2007:

				Greater
	Less Than	1-3	3-5	Than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
	(in thousands)
Long-term borrowings	$ 188	$ 481,398	$ 156	$ 509	$482,251
Operating leases	24,039	25,860	10,955	6,919	67,773
Interest on long-term borrowings, net
of interest rate swap agreements	14,151	24,115	3,562	106	41,934
Postretirement obligations	8,041	17,392	18,603	54,348	98,384
Precious metal consignment agreements	91,882	-	-	-	91,882
	$138,301	$ 548,765	$ 33,276	$ 61,882	$782,224

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $50.8 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (see also Note 12 to the consolidated financial statements).

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption. The Company is still evaluating the impact of adopting SFAS 159 on the financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of adopting SFAS 157 on the financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information provided below about the Company's market sensitive financial instruments includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those expressed in the forward-looking statements. The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company's exposure on its net investments in subsidiaries denominated in foreign currencies. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included in the table below. All items described are non-trading and are stated in U.S. dollars.

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long-term debt was $482.3 million as of December 31, 2007. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

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

Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks. The Company’s significant contracts outstanding as of December 31, 2007 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358.0 million paying three month Euro Libor and receiving three month U.S. dollar Libor on $419.7 million. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued. The foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

At December 31, 2007 and 2006, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2007 and December 31, 2006, the estimated net fair values of the cross currency interest rate swap agreements were negative $138.1 million and negative $48.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2007 and 2006, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $156.8 million and $105.8 million, respectively, which were included in accumulated other comprehensive income, net of tax effects. The Company’s outstanding debt denominated in foreign currencies and the outstanding cross currency interest rate swaps as of December 31, 2007 are summarized in the table that follows.

Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2007, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March, 2010.

Commodity Risk Management The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges under SFAS 133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold. During the fourth quarter of 2006, the Company elected to prospectively measure the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding as of December 31, 2007 are summarized in the table that follows.

Off Balance Sheet Arrangements

Consignment Arrangements

The Company consigns the precious metals used in the production of precious metal alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company typically has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

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

At December 31, 2007, the Company had 117,983 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $91.9 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2007, the average annual rate charged by the consignor banks was 1.8%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

	EXPECTED MATURITY DATES
	(represents notional amounts for derivative financial instruments)
							December 31, 2007
						2013 and	Carrying	Fair
	2008	2009	2010	2011	2012	beyond	Value	Value
Financial Instruments	(in thousands)
Notes Payable:
U.S. dollar denominated	$ 410	$ -	$ -	$ -	$ -	$ -	$ 410	$ 410
Average interest rate	0.56%						0.56%
Taiwan dollar denominated	197	-	-	-	-	-	197	197
Average interest rate	0.00%						0.00%
Euro denominated	288	-	-	-	-	-	288	288
Average interest rate	5.17%						5.17%
Brazil Reais denominated	161	-	-	-	-	-	161	161
Average interest rate	11.70%						11.70%
Total Notes Payable	1,056	-	-	-	-	-	1,056	1,056
	3.42%						3.42%
Current Portion of
Long-term Debt:
U.S. dollar denominated	49	-	-	-	-	-	49	49
Average interest rate	6.75%						6.75%
Euro denominated	139	-	-	-	-	-	139	139
Average interest rate	2.89%						2.89%
Total Current Portion
of Long-Term Debt	188	-	-	-	-	-	188	188
	3.90%						3.90%
Long Term Debt:
U.S. dollar denominated	-	18	256,100	-	-	-	256,118	256,118
Average interest rate		8.70%	5.40%				5.40%
Swiss franc denominated	-	-	57,267	-	-	-	57,267	57,267
Average interest rate			3.10%				3.10%
Japanese yen denominated	-	-	112,296	-	-	-	112,296	112,296
Average interest rate			1.32%				1.32%
Euro denominated	-	201	55,516	77	79	509	56,382	56,382
Average interest rate		6.22%	4.98%	3.26%	3.26%	3.26%	4.96%
Total Long Term Debt,
net of current portion	-	219	481,179	77	79	509	482,063	482,063
		6.42%	4.13%	3.26%	3.26%	3.26%	4.13%

EXPECTED MATURITY DATES
(represents notional amounts for derivative financial instruments)
						December 31, 2007
					2013 and	Carrying	Fair
2008	2009	2010	2011	2012	beyond	Value	Value
(in thousands)

Derivative Financial Instruments
Foreign Exchange
Forward Contracts:
Forward sale, 18.0 million
Australian dollars	15,039	770	-	-	-	-	(212)	(212)
Forward sale, 25.5 million
Canadian dollars	23,470	2,240	-	-	-	-	494	494
Forward purchase, 3.4 million
Canadian dollars	(3,432)	-	-	-	-	-	(12)	(12)
Forward sale, 1.8 billion
Japanese yen	16,188	-	-	-	-	-	6	6
Forward purchase, 2.1 billion
Japanese yen	(18,420)	-	-	-	-	-	947	947
Forward sale, 48.1 million
Mexican Pesos	4,406	-	-	-	-	-	70	70
Forward sale, 1.1 million
Norwegian Krone	204	-	-	-	-	-	(3)	(3)
Forward sale, 0.6 million
Euros	802	-	-	-	-	-	7	7
Forward purchase, 7.2 million
Euros	(10,442)	-	-	-	-	-	(27)	(27)
Forward sale, 0.6 million
Swiss francs	531	-	-	-	-	-	4	4
Forward purchase, 5.8 million
Swiss francs	(5,078)	-	-	-	-	-	(46)	(46)
Total Foreign Exchange
Forward Contracts	23,268	3,010	-	-	-	-	1,228	1,228

Interest Rate Swaps:
Interest rate swaps - euro	82	82	735	-	-	-	16	16
Average interest rate	3.5%	3.5%	3.5%
Interest rate swaps - Japanese yen	-	-	-	-	112,296	-	(2,185)	(2,185)
Average interest rate					1.6%
Interest rate swaps - Swiss francs	-	-	-	-	57,267	-	(2,656)	(2,656)
Average interest rate					4.2%
Interest rate swaps - US dollars	-	-	150,000	-	-	-	(264)	(264)
Average interest rate			3.9%
Total Interest Rate Swaps	82	82	150,735	-	169,564	-	(5,089)	(5,089)

	EXPECTED MATURITY DATES

	(represents notional amounts for derivative financial instruments)
							December 31, 2007
						2013 and	Carrying	Fair
	2008	2009	2010	2011	2012	beyond	Value	Value
	(in thousands)
Cross Currency Basis Swaps:
Swiss franc 650.0 million @ 1.21	-	-	572,672	-	-	-	(35,516)	(35,516)
pay CHF 3mo. Libor rec. USD 3mo. Libor			-2.15%
Euros 358.0 million @ $1.17	-	-	522,250	-	-	-	(102,565)	(102,565)
pay EUR 3mo. Libor rec. USD 3mo. Libor			-0.19%
Total Cross Currency Basis Swaps	-	-	1,094,922	-	-	-	(138,081)	(138,081)

Commodity Contracts:
Silver Swap - U.S. dollar	(1,113)	-	-	-	-	-	235	235
Platinum Swap - U.S. dollar	(693)	-	-	-	-	-	126	126
Total Commodity Contracts	(1,806)	-	-	-	-	-	361	361

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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board, President and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 25, 2008		February 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of DENTSPLY International Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2008

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2007	2006	2005
	(in thousands, except per share amounts)

Net sales (Note 4)	$ 2,009,833	$ 1,810,496	$ 1,715,135
Cost of products sold	969,050	881,485	846,117

Gross profit	1,040,783	929,011	869,018
Selling, general and administrative expenses	675,365	606,410	563,341
Restructuring, impairment and other costs (Note 14)	10,527	7,807	232,755

Operating income	354,891	314,794	72,922

Other income and expenses:
Interest expense	23,783	34,897	27,912
Interest income	(26,428)	(36,580)	(19,144)
Other (income) expense, net (Note 5)	(599)	1,640	(6,884)

Income before income taxes	358,135	314,837	71,038
Provision for income taxes (Note 12)	98,481	91,119	25,625

Net income from continuing operations	$ 259,654	$ 223,718	$ 45,413

Earnings per common share - basic (Note 2)
Total earnings per common share - basic	$ 1.71	$ 1.44	$ 0.29

Earnings per common share - diluted (Note 2)
Total earnings per common share - diluted	$ 1.68	$ 1.41	$ 0.28

Cash dividends declared per common share	$ 0.16500	$ 0.14500	$ 0.12500

Weighted average common shares outstanding (Note 2):
Basic	151,707	155,229	159,191
Diluted	154,721	158,271	162,017

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$ 169,384	$ 65,064
Short-term investments	146,939	79
Accounts and notes receivable-trade, net (Note 1)	307,622	290,791
Inventories, net (Notes 1 and 6)	258,032	232,441
Prepaid expenses and other current assets (Notes 12 and 15)	100,045	129,816
Total Current Assets	982,022	718,191

Property, plant and equipment, net (Notes 1 and 7)	371,409	329,616
Identifiable intangible assets, net (Notes 1 and 8)	76,167	67,648
Goodwill, net (Notes 1 and 8)	1,127,420	995,382
Other noncurrent assets, net (Notes 12, 13 and 15)	118,551	70,513
Total Assets	$ 2,675,569	$ 2,181,350

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 82,321	$ 79,951
Accrued liabilities (Note 9)	189,405	181,196
Income taxes payable	39,441	47,292
Notes payable and current portion of long-term debt (Note 10)	1,244	2,995
Total Current Liabilities	312,411	311,434

Long-term debt (Note 10)	482,063	367,161
Deferred income taxes	60,547	53,191
Other noncurrent liabilities (Note 13 and 15)	304,146	175,507
Total Liabilities	1,159,167	907,293

Minority interests in consolidated subsidiaries	296	222

Commitments and contingencies (Note 16)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized; 162.8
million shares issued at December 31, 2007 and December 31, 2006	1,628	1,628
Capital in excess of par value	173,084	168,135
Retained earnings	1,582,683	1,352,342
Accumulated other comprehensive income	145,819	79,914
Treasury stock, at cost, 12.0 million shares at December 31, 2007
and 11.0 million shares at December 31, 2006	(387,108)	(328,184)
Total Stockholders' Equity	1,516,106	1,273,835

Total Liabilities and Stockholders' Equity	$ 2,675,569	$ 2,181,350

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
		Capital in		Accumulated Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2004	$ 814	$ 193,303	$ 1,126,262	$ 164,100	$ (36,480)	$ 1,447,999
Comprehensive Income:
Net income	-	-	45,413	-	-	45,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(123,202)	-	(123,202)
Unrealized gain on available-for-sale securities	-	-	-	22	-	22
Net gain on derivative financial instruments	-	-	-	27,951	-	27,951
Minimum pension liability adjustment	-	-	-	(12,417)	-	(12,417)
Comprehensive Income						(62,233)
Exercise of stock options	-	(31,313)	-	-	63,089	31,776
Share based compensation expense	-	990	-	-	-	990
Tax benefit from stock options exercised	-	12,643	-	-	-	12,643
Treasury shares purchased	-	-	-	-	(164,760)	(164,760)
Cash dividends ($0.125 per share)	-	-	(19,819)	-	-	(19,819)
Balance at December 31, 2005	$ 814	$ 175,623	$ 1,151,856	$ 56,454	$(138,151)	$ 1,246,596
Comprehensive Income:
Net income	-	-	223,718	-	-	223,718
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	79,127	-	79,127
Unrealized loss on available-for-sale securities	-	-	-	(31)	-	(31)
Net loss on derivative financial instruments	-	-	-	(47,877)	-	(47,877)
Minimum pension liability adjustment	-	-	-	8,362	-	8,362
Comprehensive Income						263,299
Exercise of stock options	-	(45,929)	-	-	99,540	53,611
Tax benefit from stock options exercised	-	18,923	-	-	-	18,923
Share based compensation expense	-	19,623	-	-	-	19,623
Funding of Employee Stock Option Plan	-	(105)	-	-	4,199	4,094
Unrecognized losses and prior service cost, net	-	-	-	(16,121)	-	(16,121)
Treasury shares purchased	-	-	-	-	(293,772)	(293,772)
2006 Stock Dividend	814	-	(814)	-	-	-
Cash dividends ($0.145 per share)	-	-	(22,418)	-	-	(22,418)
Balance at December 31, 2006	$ 1,628	$ 168,135	$ 1,352,342	$ 79,914	$(328,184)	$ 1,273,835
Comprehensive Income:
Net income	-	-	259,654	-	-	259,654
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	106,231	-	106,231
Unrealized loss on available-for-sale securities	-	-	-	(333)	-	(333)
Net loss on derivative financial instruments	-	-	-	(53,790)	-	(53,790)
Unrecognized losses and prior service cost, net	-	-	-	13,797	-	13,797
Comprehensive Income						325,559
Exercise of stock options	-	(20,592)	-	-	66,186	45,594
Tax benefit from stock options exercised	-	11,414	-	-	-	11,414
Share based compensation expense	-	14,088	-	-	-	14,088
Funding of Employee Stock Option Plan	-	39	-	-	313	352
Treasury shares purchased	-	-	-	-	(125,423)	(125,423)
Adjustments to initially apply SFAS 158 & FIN 48		-	(4,282)			(4,282)
Cash dividends ($0.165 per share)	-	-	(25,031)	-	-	(25,031)
Balance at December 31, 2007	$ 1,628	$ 173,084	$ 1,582,683	$ 145,819	$(387,108)	$ 1,516,106
The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$ 259,654	$ 223,718	$ 45,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	42,628	40,419	42,031
Amortization	7,661	7,015	8,529
Deferred income taxes	25,568	53,700	(91,777)
Share based compensation expense	14,088	19,623	990
Restructuring, impairment and other costs	2,778	893	232,755
Stock option income tax benefit	(11,414)	(11,461)	-
Other non-cash (income) costs	1,892	271	(2,017)
Gain on sale of business	-	-	-
(Gain)/loss on disposal of property, plant and equipment	(1,904)	509	1,506
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	9,029	(19,979)	(31,589)
Inventories, net	(716)	(10,775)	(7,460)
Prepaid expenses and other current assets	644	(404)	(4,230)
Other non current assets	1,253	705	(854)
Accounts payable	(7,395)	(6,581)	(6,784)
Accrued liabilities	(2,984)	6,114	(14,465)
Income taxes	46,910	(31,957)	54,045
Other noncurrent liabilities	5	45	6,676
Net cash provided by operating activities	387,697	271,855	232,769
Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments	(101,492)	(32,083)	(18,097)
Capital expenditures	(64,163)	(50,616)	(45,293)
Expenditures for identifiable intangible assets	(1,665)	(1,998)	(3,473)
Purchases of short-term investments	(138,471)	(285,412)	(148,546)
Liquidations of short-term investments	73	285,638	241,264
Proceeds from sale of property, plant and equipment	6,327	8,180	555
Realization of cross currency swap value	-	-	23,836
Net cash (used in) provided by investing activities	(299,391)	(76,291)	50,246
Cash flows from financing activities:
Proceeds from long-term borrowings, net of deferred financing costs	149,500	206,323	6,700
Payments on long-term borrowings	(50,543)	(569,573)	(66,805)
(Decrease) increase in short-term borrowings	(2,166)	1,244	(141)
Proceeds from exercise of stock options	45,594	53,611	31,776
Excess tax benefits from share based compensation	11,414	11,461	-
Cash paid for treasury stock	(125,422)	(293,772)	(164,760)
Cash dividends paid	(25,134)	(21,863)	(19,141)
Net cash provided by (used in) financing activities	3,243	(612,569)	(212,371)
Effect of exchange rate changes on cash and cash equivalents	12,771	48,085	(40,201)
Net increase (decrease) in cash and cash equivalents	104,320	(368,920)	30,443
Cash and cash equivalents at beginning of period	65,064	433,984	403,541
Cash and cash equivalents at end of period	$ 169,384	$ 65,064	$ 433,984
The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2007	2006	2005
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$ 21,926	$ 11,170	$ 19,864
Income taxes paid	$ 38,091	$ 68,407	$ 62,291

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

Accounts and Notes Receivable-Trade

The Company sells dental products through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade are stated net of these allowances that were $18.9 million and $16.6 million at December 31, 2007 and 2006, respectively. The Company recorded provisions for doubtful accounts, included in “Selling, general and administrative expenses,” of approximately $2.7 million for 2007, $2.1 million for 2006, and $3.2 million for 2005.

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, “ Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2007 and 2006, the cost of $10.6 million, or 4.1%, and $11.2 million, or 4.8%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2007 and 2006 by $4.4 million and $3.3 million, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment is identified on goodwill under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

The Company performed the required annual impairment tests for 2007 and no impairment was identified. This impairment assessment included an evaluation of approximately twenty-five reporting units. In addition to the annual impairment test, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments are performed as necessary.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. This standard, as amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or accumulated other comprehensive income.

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

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the United States are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 13 to the consolidated financial statements.

The Company adopted FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” for December 31, 2006. SFAS 158, which is an amendment of SFAS No. 87, 88, 106 and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset. As allowed under SFAS 158, the Company computed the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007, which is the end of the fiscal year of adoption. The Company recognized three months of the net benefit expense as an adjustment to retained earnings in 2007. The net of tax adjustment to retained earnings is $0.4 million (see also Note 13 to the consolidated financial statements).

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are made by management based on an analysis made by internal and external legal counsel, which consider information known at the time. Legal costs related to these lawsuits are expensed as incurred.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within accumulated other comprehensive income. During the year ended December 31, 2007, the Company had translation gains of $114.6 million, partially offset by losses of $8.4 million on its loans designated as hedges of net investments. During the year ended December 31, 2006, the Company had translation gains of $89.0 million, partially offset by losses of $9.9 million on its loans designated as hedges of net investments. During the year ended December 31, 2005, the Company had translation losses of $173.3 million, partially offset by gains of $50.1 million on its loans designated as hedges of net investments.

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange gains of $0.5 million, exchange losses of $0.2 million and exchange gains of $6.7 million in 2007, 2006 and 2005, respectively, are included in “Other (income) expense, net.”

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $189.9 million, $187.4 million and $172.4 million for 2007, 2006 and 2005, respectively.

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience.

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” and amounted to approximately $48.5 million, $44.4 million and $47.0 million for 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with SFAS 109. Under SFAS 109, tax expense includes United States and international income taxes plus the provision for United States taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

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

Business Acquisitions

The Company frequently purchases businesses and occasionally purchases partial interests in businesses. These acquisitions are accounted for as purchases and result in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and because of the complementary strategic fit and expected synergies these businesses bring to existing operations.

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

Stock Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payments,” requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost of share-based payments is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest. Prior to January 1, 2006, the Company applied the intrinsic value method and accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.”

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

SFAS 123(R) also amended SFAS No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” to require that excess tax benefits from exercised options be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS 123(R), the Company recorded all tax benefits from deductions in excess of compensation expense as an operating cash flow in accordance with SFAS No. 95. Upon the adoption of SFAS 123(R) on January 1, 2006, the Company began to reflect the tax benefits from deductions in excess of compensation expense as an inflow from financing activities in the Statement of Cash Flows rather than as an operating cash flow as in prior periods. As the Company has adopted SFAS 123(R) using the modified prospective method, no adjustment has been made to the prior period reported in this Annual Report on Form 10-K (see also Note 11 to the consolidated financial statements)

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales in 2007, 2006 and 2005. In 2007, the Company had four reportable segments and a description of the activities of these segments is included in Note 4 to the consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the fair value of the Company’s available-for-sale investment securities and certain derivative financial instruments and changes in its minimum pension liability are recorded in accumulated other comprehensive income (loss). These changes are recorded in accumulated other comprehensive income (loss) net of any related tax effects. For the years ended December 31, 2007, 2006 and 2005, these adjustments were net of tax effects of $111.3 million, $73.6 million and $48.1 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$ 241,071	$ 134,840
Net loss on derivative financial instruments	(85,854)	(32,064)
Unrealized gain on available-for-sale securities	-	333
Unrecognized losses and prior service cost, net	(9,398)	(23,195)
	$ 145,819	$ 79,914

The cumulative foreign currency translation adjustments included translation gains of $331.1 million and $216.4 million as of December 31, 2007 and 2006, respectively, offset by losses of $90.0 million and $81.6 million, respectively, on loans designated as hedges of net investments.

Revisions in Classification

Certain revisions of classification have been made to prior years' data in order to conform to current year presentation.

Cost of Sales

Cost of sales represents costs directly related to the manufacture and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, warehousing and the depreciation of manufacturing, warehousing and distribution facilities. Overhead and related expenses include salaries, wages, employee benefits, utilities, lease costs, maintenance and property taxes.

Selling, General and Administrative

Selling, general and administrative expenses represent costs incurred in generating revenues and in managing the business of the Company. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, lease costs, amortization of capitalized software and depreciation of administrative facilities.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R) provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Statement should not be applied retrospectively to fiscal years beginning prior to that effective date, except as permitted for early adoption The Company is still evaluating the impact of adopting SFAS 159 on the financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of adopting SFAS 157 on the financial statements.

NOTE 2 - EARNINGS PER COMMON SHARE

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K.

The following table sets forth the computation of basic and diluted earnings per common share:

	Net		Earnings per
	Income	Shares	common share

Year Ended December 31, 2007
Basic	$ 259,654	151,707	$1.71
Incremental shares from
assumed exercise of dilutive options	-	3,014

Diluted	$ 259,654	154,721	$1.68

Year Ended December 31, 2006
Basic	$ 223,718	155,229	$1.44
Incremental shares from
assumed exercise of dilutive options	-	3,042

Diluted	$ 223,718	158,271	$1.41

Year Ended December 31, 2005
Basic	$ 45,413	159,191	$0.29
Incremental shares from
assumed exercise of dilutive options	-	2,826

Diluted	$ 45,413	162,017	$0.28

Options to purchase 0.2 million, 2.2 million and 2.3 million shares of common stock that were outstanding during the years ended 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS

The Company accounts for all acquisitions under the purchase method of accounting; accordingly, the results of the operations acquired are included in the accompanying financial statements for the periods subsequent to the respective dates of the acquisitions.

During 2007, the Company acquired Sultan Healthcare, Inc., DFT Dis Hekimligi Irunleri A.S. Ata Anil (“DFT”), NEKS Technologies, Inc., TMV Medica SA and Sportswire LLC. The Company purchased Sultan Healthcare, Inc. and NEKS Technologies to further strengthen its dental consumable business through product offerings. The Company purchased Sportswire LLC, DFT and TMV Medica SA to further strengthen its dental specialty business. As a result of the acquisitions, the Company expects a range of $50.0 million to $65.0 million in incremental annual sales, excluding precious metal content. The aggregate purchase price, net of cash acquired, was $97.2 million.

The following list provides information about the acquired companies:

•

Sultan Healthcare, Inc., based in New Jersey, is a well-known United States dental consumable manufacturer recognized primarily for infection control products, dental materials and preventive products;

•	DFT Dis Hekimligi Urunleri A.S. Ata Anil (“DFT”) is a sales and marketing organization for implant products in Turkey;

•

NEKS Technologies, Inc. is a dental equipment manufacturer in Quebec, Canada, which develops and commercializes proprietary, non-invasive, handheld dental instruments for early diagnosis of pathologies;

•	TMV Medica SA is a sales and marketing organization for implant products in Spain; and

•	Sportswire LLC is a manufacturer of endodontic materials based in Oklahoma.

The results of operations for the five businesses have been included in the accompanying financial statements since the effective date of the respective transaction. The purchase prices of these acquisitions have been allocated based on estimates of fair values of assets acquired and liabilities assumed. The aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$ 17,031
Property, plant and equipment	2,265
Identifiable intangible assets and goodwill	85,978
Other long-term assets	228
Total assets	$ 105,502
Current liabilities	(7,877)
Long-term liabilities	(418)
Total liabilities	$ (8,295)
Net assets	$ 97,207

As a result of the 2007 acquisitions, the Company has recorded a total of $9.8 million in intangible assets. Of this total amount of intangible assets, $7.9 million was recorded as trademarks and brand names with an average weighted life of 15 years, and $1.9 million was allocated to other intangible assets with an average weighted life of 18 years.

The Company has recorded a total of $76.2 million in goodwill related to the unallocated portions of the respective purchase prices. Of this total amount of goodwill, $73.9 million is expected to be fully deductible for tax purposes. Goodwill was assigned to the following three segments:

•	$65.6 million to United States, Germany, and Certain Other European Regions Consumable Businesses;

•	$8.3 million Canada/ Latin America/ Endodontics/ Orthodontics; and,

•	$2.3 million to Global Dental Laboratory Business/ Implants/Non-Dental.

The purchase agreements for the Sultan Healthcare, Inc., NEKS Technologies, Inc. and DFT acquisitions provide for additional payments to be made based upon the operating performance of the businesses.

Several of the Company’s 2005 acquisitions included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). During 2007, the Company paid $8.3 million in additional purchase price under these agreements. Additionally in 2007, the Company recorded $2.1 million in additional purchase price as a result of the attainment of certain provisions within the purchase price agreements. This amount was paid in 2008.

During 2006, the Company acquired a small dental business in Asia, an implant distribution business in Italy, and the remaining 40% interest of a dental manufacturing business in Brazil (the Company had owned 60% of this business since 2001). The aggregate purchase price for these three transactions was approximately $6.6 million (net of cash acquired of $0.3 million). The purchase agreement for the business in Asia also provides for an additional payment to be made based upon the operating performance of the business during the five-year period ending in February 2011. The results of operations for the Asian and Italian businesses have been included in the accompanying financial statements since the effective date of the transactions, and the purchase prices have been allocated based on preliminary estimates of the fair values of assets acquired and liabilities assumed. As the Company had previously owned a controlling 60% interest in the Brazilian business, the balance sheet and the results of operations of that business have been consolidated in the Company’s financial statements since 2001, with the resulting immaterial minority interest in net income or net loss being removed through Other (income) expense, net and the minority share of equity being shown on the balance sheet in Minority interests in consolidated subsidiaries.

During 2006, the Company also acquired a 40% interest in Materialise Dental N.V. (“Materialise"), a simulation software company and a leading manufacture of a variety of surgical guides to assist in the placement of dental implants. The 40% interest was purchased for approximately $25.5 million and the transaction provides the opportunity for the Company to acquire the remaining 60% interest over time. The Company will account for this investment under the equity method due to the Company’s ability to exercise significant influence over operational and financial policy, as evidenced by the Company assuming two Director seats of Materialise. As required by APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the difference between the cost of an equity investment and the underlying equity in the net assets of the investee should be accounted for according to its nature. As such, the Company has determined the difference between the cost of the investment in Materialise and the Company’s proportionate share of the underlying equity in the net assets of Materialise, and has evaluated this difference to determine its nature. Based on this evaluation, the Company has determined that the investment in Materialise exceeds the Company’s underlying equity in the net assets by approximately $24.5 million, of which $2.8 million is attributable primarily to patents and other intangible assets, with the remainder being attributable to goodwill. The amount attributable to patents and other intangible assets will be amortized over five to nine years, which is the estimated useful life of the underlying assets. The Company’s equity in the net income (loss) of Materialise is not material and is included in “Other (income) expense, net.”

The Company has evaluated its investment in Materialise in accordance with the provisions in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and has determined that the Company should not consolidate Materialise. The Company will continue to evaluate its investment in Materialise under the provisions of FIN 46, which may result in the future consolidation of Materialise by the Company.

In January 2005, the Company acquired all the outstanding capital stock of GAC SA from the Gebroulaz Foundation. GAC SA is primarily a distributor of orthodontic products with subsidiaries in Switzerland, France, Germany and Norway. The Company purchased GAC SA primarily to further strengthen its orthodontic business through the acquired company's presence in the orthodontic market in Europe. In May 2005, the Company acquired the assets of Raintree Essix, L.L.C. (“Raintree”). Raintree is a brand leader for specialty plastic sheets used in orthodontic treatment, as well as other accessories for the orthodontic market. The Company purchased Raintree primarily to further strengthen its orthodontic product offerings. In May 2005, the Company also acquired all the outstanding capital stock of Glenroe Technologies, Inc. (“Glenroe”). Glenroe is a manufacturer of orthodontic accessory products including elastic force materials, specialty plastics and intricate molded plastic parts. The Company purchased Glenroe primarily to further strengthen its orthodontic product offerings. The above described transactions included aggregate payments at closing of approximately $18.1 million (net of cash acquired of $2.7 million). Each transaction included provisions for possible additional payments based on the performance of the individual businesses post closing (generally for two to three years). All of these acquired companies are included in the “Canada/ Latin America/ Endodontics/ Orthodontics “ operating segment.

The results of operations of the acquired companies are included in the accompanying financial statements since the effective dates of the transactions. The purchase price of these acquisitions has been allocated on the basis of estimates of the fair values of assets acquired and liabilities assumed. The aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$ 6,033
Property, plant and equipment	2,063
Identifiable intangible assets and goodwill	25,094
Other long-term assets	26
Total assets	$ 33,216
Current liabilities	(5,070)
Long-term liabilities	(2,049)
Total liabilities	$ (7,119)
Net assets	$ 26,097

NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The operating businesses are combined into operating groups which have overlapping product offerings, geographical presence, customer bases, distribution channels and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1 to the consolidated financial statements). The Company measures segment income for reporting purposes as net operating profit before restructuring, impairment, interest and taxes. A description of the services provided within each of the Company’s four reportable segments is provided below. The disclosure below reflects the Company's segment reporting structure through December 31, 2007.

A description of the activities of the Company’s four reportable segments follows:

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales and distribution for certain small equipment and chairside consumable products in the United States, Germany and certain other European regions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for chairside consumable products and certain small equipment, certain laboratory products and certain endodontic products in France, United Kingdom, Italy, CIS, Middle East, Africa, Asia, Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the manufacturing and sale of orthodontic products and the manufacturing of certain laboratory products in Japan, and the manufacturing of certain laboratory products and certain endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture and/or sales and distribution of chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of most Company dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution of certain Company endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia and Eastern Europe, and certain endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s orthodontic products. This business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the distribution of implants in Brazil.

Global Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States, Italy, Asia, Australia and sales and distribution of implants in Brazil. This business group is also responsible for the Company’s non-dental business.

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

The following table sets forth information about the Company’s operating groups for 2007, 2006 and 2005.

Third Party Net Sales

	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 433,867	$ 395,044	$ 386,859

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	376,644	333,271	310,762

Canada/Latin America/Endodontics/
Orthodontics	587,539	524,170	495,638

Global Dental Laboratory Business/
Implants/Non-Dental	615,368	561,988	525,037

All Other (a)	(3,585)	(3,977)	(3,161)
Total Net Sales	$ 2,009,833	$ 1,810,496	$ 1,715,135

Third Party Net Sales, excluding precious metal content

	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 433,867	$ 395,044	$ 386,859

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	352,018	308,449	286,209

Canada/Latin America/Endodontics/
Orthodontics	583,885	520,865	493,135

Global Dental Laboratory Business/
Implants/Non-Dental	453,714	402,693	379,669

All Other (a)	(3,585)	(3,977)	(3,161)
Total Net Sales, excluding Precious Metal Content	$ 1,819,899	$ 1,623,074	$ 1,542,711
Precious Metal Content of Sales	189,934	187,422	172,424
Total Net Sales, including Precious Metal Content	$ 2,009,833	$ 1,810,496	$ 1,715,135

(a) Includes amounts recorded at Corporate headquarters.

Intersegment Net Sales
	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 97,636	$ 91,239	$ 79,005

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	9,650	9,260	9,364

Canada/Latin America/Endodontics/
Orthodontics	88,953	72,970	64,140

Global Dental Laboratory Business/
Implants/Non-Dental	80,774	72,035	59,363

All Other (a)	198,706	171,411	165,238
Eliminations	(475,719)	(416,915)	(377,110)
Total	$ -	$ -	$ -

Depreciation and Amortization
	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 10,977	$ 10,488	$ 14,030

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	2,902	3,625	4,379

Canada/Latin America/Endodontics/
Orthodontics	14,934	12,584	11,945

Global Dental Laboratory Business/
Implants/Non-Dental	14,762	12,484	12,675

All Other (b)	6,714	8,253	7,531
Total	$ 50,289	$ 47,434	$ 50,560

(a) Includes the results of Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes amounts recorded at Corporate headquarters.

Segment Operating Income
	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 138,940	$ 143,522	$ 120,585

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	7,229	3,018	1,222

Canada/Latin America/Endodontics/
Orthodontics	180,944	171,517	160,934

Global Dental Laboratory Business/
Implants/Non-Dental	115,260	97,469	87,394

All Other (a)	(76,955)	(92,925)	(64,458)
Segment Operating Income	$ 365,418	$ 322,601	$ 305,677

Reconciling Items:
Restructuring and other costs	10,527	7,807	232,755
Interest Expense	23,783	34,897	27,912
Interest Income	(26,428)	(36,580)	(19,144)
Other (income) expense, net	(599)	1,640	(6,884)
Income before income taxes	$ 358,135	$ 314,837	$ 71,038

Assets
	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 382,913	$ 290,244	$ 314,320

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	315,531	380,567	356,171

Canada/Latin America/Endodontics/
Orthodontics	715,300	673,272	630,444

Global Dental Laboratory Business/
Implants/Non-Dental	898,043	811,852	707,709

All Other (b)	363,782	25,414	401,729
Total	$ 2,675,569	$ 2,181,349	$ 2,410,373

(a) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

(b) Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
	2007	2006	2005
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 10,451	$ 9,368	$ 19,222

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	1,923	2,206	2,307

Canada/Latin America/Endodontics/
Orthodontics	22,376	14,651	10,812

Global Dental Laboratory Business/
Implants/Non-Dental	24,258	13,853	7,643

All Other (a)	5,155	10,538	5,309
Total	$ 64,163	$ 50,616	$ 45,293

(a) Includes capital expenditures of Corporate headquarters.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for 2007, 2006 and 2005. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

	United			Other
	States	Germany	Switzerland	Foreign	Consolidated
	(in thousands)
2007
Net sales	$ 844,162	$ 438,099	$ 118,875	$ 608,697	$ 2,009,833
Long-lived assets	186,403	134,987	86,247	66,114	473,751

2006
Net sales	$ 784,089	$ 398,963	$ 104,162	$ 523,282	$ 1,810,496
Long-lived assets	178,294	133,500	68,179	71,536	451,509

2005
Net sales	$ 756,627	$ 365,984	$ 102,697	$ 489,827	$ 1,715,135
Long-lived assets	150,085	104,997	63,615	72,896	391,593

Product and Customer Information

The following table presents net sales information by product category:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

Dental consumables	$ 634,480	$ 583,448	$ 618,909
Dental laboratory products	530,821	506,134	473,942
Dental specialty products	782,808	662,295	580,509
Non-dental	61,724	58,619	41,775
Total Net Sales	$ 2,009,833	$ 1,810,496	$ 1,715,135

Dental consumable products consist of dental sundries and small equipment products used in dental offices in the treatment of patients. DENTSPLY’s products in this category include dental anesthetics, infection control products, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY’s products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, crown and bridge materials, and equipment products used in laboratories consisting of computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, and orthodontic appliances and accessories.

Non-dental products are comprised primarily of investment casting materials that are used in the production of jewelry, golf club heads and other casting products, as well as certain medical products.

One customer, Henry Schein, Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2007, 2006 and 2005 accounting for 11.6%, 10.9% and 11.1% of all sales, respectively. Third party export sales from the United States are less than ten percent of consolidated net sales.

NOTE 5 – OTHER (INCOME) EXPENSE

Other (income) expense, net consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Foreign exchange transaction (gains) losses	$ (452)	$ 154	$ (6,668)
Minority interests	57	138	(372)
Other (income) expense	(204)	1,348	156
	$ (599)	$ 1,640	$ (6,884)

NOTE 6 – INVENTORIES, NET

Inventories consist of the following:

	December 31,
	2007	2006
	(in thousands)
Finished goods	$ 155,402	$ 143,167
Work-in-process	49,622	43,855
Raw materials and supplies	53,008	45,419
	$ 258,032	$ 232,441

The Company’s inventory valuation reserve was $26.2 million for 2007 and $26.3 million for 2006.

NOTE 7- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Assets, at cost:
Land	$ 40,566	$ 37,337
Buildings and improvements	234,301	208,116
Machinery and equipment	418,382	378,569
Construction in progress	28,161	14,698
	721,410	638,720
Less: Accumulated depreciation	350,001	309,104
Property, plant and equipment, net	$ 371,409	$ 329,616

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment test approach be applied. The impairment tests are required to be performed annually (or more often if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired) and are based upon a fair value approach rather than an evaluation of undiscounted cash flows. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. Other intangible assets with finite lives are amortized over their useful lives.

The Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets in 2007. No impairment of goodwill was identified and $0.2 million of impairment of indefinite-lived intangible assets was identified. This impairment assessment included an evaluation of approximately twenty-five reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments will be performed as necessary.

The table below presents the net carrying values of goodwill and identifiable intangible assets.

	December 31,
	2007	2006
	(in thousands)
Goodwill	$ 1,127,420	$ 995,382

Indefinite-lived identifiable intangible assets:
Trademarks	$ 4,080	$ 4,080
Finite-lived identifiable intangible assets	72,087	63,568
Total identifiable intangible assets	$ 76,167	$ 67,648

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
	2007	2006
	(in thousands)
Balance, beginning of the year	$ 995,382	$ 933,227
Acquisition activity	76,162	14,318
Changes to purchase price allocation	(7,276)	(3,171)
Effects of exchange rate changes	63,152	51,008
Balance, end of the year	$ 1,127,420	$ 995,382

The change in the net carrying value of goodwill from 2006 to 2007 was due to foreign currency translation adjustments, five acquisitions, additional payments based on the performance of the previously acquired businesses, and changes to the purchase price allocations of the Degussa Dental and Friadent acquisitions. The purchase price allocation changes were primarily related to the reversal of pre-acquisition tax contingencies due to expiring statutes.

Goodwill by reportable segment is as follows:

	December 31,
	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 171,395	$ 104,860

France, United Kingdom, Italy, CIS, Middle	119,487	110,454
East, Africa, Pacific Rim Businesses

Canada/Latin America/Endodontics/	250,060	234,885
Orthodontics

Global Dental Laboratory Business/	586,478	545,183
Implants/Non-Dental

Total	$ 1,127,420	$ 995,382

Finite-lived identifiable intangible assets consist of the following:

	December 31, 2007			December 31, 2006

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Patents	$ 36,969	$ (24,696)	$ 12,273	$ 56,293	$ (43,080)	$ 13,213
Trademarks	46,142	(13,277)	32,865	35,837	(11,067)	24,770
Licensing agreements	31,009	(12,414)	18,595	34,681	(13,162)	21,519
Other	11,934	(3,580)	8,354	16,133	(12,067)	4,066
	$ 126,054	$ (53,967)	$ 72,087	$ 142,944	$ (79,376)	$ 63,568

Amortization expense for finite-lived identifiable intangible assets for 2007, 2006 and 2005 was $7.7 million, $7.0 million and $8.5 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $7.7 million, $7.3 million, $5.7 million, $5.4 million and $5.1 million for 2008, 2009, 2010, 2011 and 2012, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Payroll, commissions, bonuses, other
cash compensation and employee benefits	$ 69,337	$ 62,354
General insurance	14,741	17,151
Sales and marketing programs	27,678	21,287
Professional and legal costs	7,706	12,004
Restructuring costs (Note 14)	3,052	4,657
Warranty liabilities	4,431	4,270
Other	62,460	59,473
	$ 189,405	$ 181,196

A reconciliation of changes in the Company's warranty liability for 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(in thousands)
Balance, beginning of the year	$ 4,270	$ 3,536
Accruals for warranties issued during the year	240	847
Accruals related to pre-existing warranties	246	79
Warranty settlements made during the year	(535)	(714)
Effects of exchange rate changes	210	522
Balance, end of the year	$ 4,431	$ 4,270

NOTE 10 - FINANCING ARRANGEMENTS

Short-Term Borrowings

Short-term bank borrowings amounted to $1.1 million and $2.8 million at December 31, 2007 and 2006, respectively. The weighted average interest rates of these borrowings were 3.4% and 14.0% at December 31, 2007 and 2006, respectively. Unused lines of credit for short-term financing at December 31, 2007 and 2006 were $34.8 million and $26.4 million, respectively. Substantially all other short-term borrowings were classified as long-term as of December 31, 2007 and 2006, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings

	December 31,
	2007	2006
	(in thousands)
Multi-currency revolving credit agreement expiring May 2010
- U.S. dollar 50 million	$ -	$ 50,000
- Japanese yen 12.6 billion at 1.32%	112,296	105,417
- Swiss francs 65 million at 3.10%	57,267	53,287
- Euros 38 million at 4.98%	55,434	-

Private placement notes, U.S. dollar denominated expiring March 2010 at 5.41%	150,000	-

Prudential private placement notes, Swiss franc denominated, 28.1 million (56.3 million at December 2005) at 4.56% and 27.5 million (55.0 million at December 2005) at 4.42% maturing March 2007, 80.4 million at 4.96% matured October 2006	-	45,595

U.S. dollar commercial paper facility rated A/2-P/2 U.S. dollar borrowings at 5.54%	103,124	55,000
Euro multi-currency commercial paper facility rated A/2-P/2, 38 million Euro	-	50,122

Other borrowings, various currencies and rates	4,130	7,961
	$ 482,251	$ 367,382
Less: Current portion (included in notes payable and current portion of long-term debt)	188	221
	$ 482,063	$ 367,161

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2007 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2010.

2008	$188
2009	219
2010	481,179
2011	77
2012	79
2013 and beyond	509
$482,251

The Company utilizes interest rate swaps to convert the variable rate Japanese yen and Swiss franc denominated debt under the revolving facility to fixed rate debt. The Company utilizes interest rate swaps to convert the variable rate U.S. dollar denominated private placement notes to fixed rate debt. The Company's use of interest rate swaps is further described in Note 15 – Financial Instruments and Derivatives to the consolidated financial statements.

The Company has a $500 million revolving credit agreement with participation from thirteen banks. The revolving credit agreements contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2007, the Company was in compliance with these covenants. The Company pays a facility fee of 0.10% annually on the amount of the commitment under the $500 million five year facility. The entire $500 million revolving credit agreement has a usage fee of 0.10% annually if utilization exceeds 50% of the total available facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company’s long-term credit rating from Standard and Poor’s.

The Company has complementary U.S. dollar and Euro multicurrency commercial paper facilities totaling $250 million which have utilization, dealer and annual appraisal fees which on average cost 0.11% annually. The $500 million revolving credit facility acts as back-up credit to these commercial paper facilities. The total available credit under the commercial paper facilities and the revolving credit facility is $500 million. Outstanding commercial paper and revolving credit obligations were $106.1 million and $225.0 million, respectively, at December 31, 2007.

On March 13, 2007, the Company entered into a note purchase agreement with a group of initial purchasers, providing for the issuance of $150.0 million aggregate principal amount of floating rate senior notes due 2010 (the “Notes”) through a private placement. The net proceeds from the offering after deducting placement fees and expenses of the offering were $149.5 million. The obligations of DENTSPLY and the initial purchasers are subject to the terms and conditions of the Note Purchase Agreement.

At December 31, 2007, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $203.7 million.

In March 2001, the Company issued Series A and B private placement notes to Prudential Capital Group totaling Swiss francs 166.9 million at an average rate of 4.49% with six year final maturities. In October 2001, the Company issued a Series C private placement note to Prudential Capital Group for Swiss francs 80.4 million at a rate of 4.96% with a five year final maturity. The series A and B notes were also amended in October 2001 to increase the interest rate by 30 basis points, reflecting the Company’s higher leverage. The private placement notes contain a number of covenants and two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. In December 2001, the Company issued a private placement note through ABN AMRO for Japanese yen 6.2 billion at a rate of 1.39% with a four year final maturity. The Series C note and the ABN note were issued to partially finance the Degussa Dental acquisition. The Company has completely retired the ABN note. The Company has completely retired the Series A, B and C notes.

NOTE 11 - STOCKHOLDERS' EQUITY

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 14,000,000 shares of treasury stock. Under its stock repurchase program, the Company purchased 3,389,969 shares during 2007 at an average price of $37.00. As of December 31, 2007 and 2006, the Company held 11,953,884 and 10,984,633 shares of treasury stock, respectively. During 2007, the Company repurchased $125.4 million in treasury stock. The Company also received proceeds of $45.6 million primarily as a result of the exercise of 2,342,965 stock options during the year ended December 31, 2007.

	Common	Treasury	Outstanding
	Shares	Shares	Shares
	(in thousands)
Balance at December 31, 2004	162,776	(1,514)	161,262
Exercise of stock options	-	2,452	2,452
Repurchase of common stock at cost	-	(6,005)	(6,005)

Balance at December 31, 2005	162,776	(5,067)	157,709
Exercise of stock options	-	3,771	3,771
Repurchase of common stock at cost	-	(9,689)	(9,689)

Balance at December 31, 2006	162,776	(10,985)	151,791
Exercise of stock options	-	2,421	2,421
Repurchase of common stock at cost	-	(3,390)	(3,390)

Balance at December 31, 2007	162,776	(11,954)	150,822

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

Effective May 15, 2007, the stockholders of the Company approved an amendment to the 2002 Plan. The purpose of the amendment was to eliminate the automatic stock option grants to outside directors and include performance criteria with respect to the grant of performance-based restricted stock and restricted stock units. Under the amended 2002 Plan, no more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year

The 2002 Plan authorized grants of 14,000,000 shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. The 2002 Plan enables the Company to grant “incentive stock options” (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to key employees of the Company, and “non-qualified stock options” (“NSOs”), which do not constitute ISOs to key employees and non-employee directors of the Company. The 2002 Plan also enables the Company to grant stock, which is subject to certain forfeiture risks and restrictions (“Restricted Stock”), stock delivered upon vesting of units (“Restricted Stock Units” or “RSUs”) and stock appreciation rights (“SARs”). ISOs and NSOs are collectively referred to as “options.” Options, Restricted Stock, Restricted Stock Units and SARs are collectively referred to as “awards.” Such awards are granted at exercise prices not less than the fair market value of the common stock on the date of grant. The number of shares available for grant under the 2002 Plan as of December 31, 2007 was 5,493,563.

Non-Qualified Stock Options

The total compensation cost related to non-qualified stock options recognized in the operating results for the years ended December 31, 2007 and 2006 was $11.2 million and $19.6 million, respectively. These amounts represent the aggregate fair value of options vested during 2007 and 2006, including stock-based awards granted prior to January 1, 2007 and 2006, but not yet vested as of that date. These costs were allocated appropriately to either the cost of products sold or selling, general and administrative expenses. The associated future income tax benefit recognized during the years ended December 31, 2007 and 2006 was $6.7 million and $5.3 million, respectively.

There were 2,936,121 non-qualified stock options unvested as of December 31, 2007. The remaining unamortized compensation cost related to non-qualified stock options is $22.4 million which will be expensed over the weighted average remaining vesting period of the options, or 1.7 years. Cash received from stock option exercises for the years ended December 31, 2007 and 2006 was $45.6 million and $53.6 million, respectively. It is the Company’s practice to issue shares from treasury stock when options are exercised. The future estimated cash tax benefit to be realized for the options exercised in the years ended December 31, 2007 and 2006 was $13.5 million and $18.9 million, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $41.1 million and $53.6 million, respectively. The aggregate intrinsic value of the outstanding stock options as of December 31, 2007 and 2006 was $192.3 million and $83.0 million, respectively.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options issued during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Per share fair value	$ 10.43	$ 7.28	$ 7.53
Expected dividend yield	0.41%	0.51%	0.50%
Risk-free interest rate	3.67%	4.50%	4.40%
Expected volatility	21%	17%	20%
Expected life (years)	4.74	4.83	5.50

Substantially all stock options issued during the year ended December 31, 2005 were issued with an exercise price that was equal to the market value of the underlying stock at the grant date. As a result, under APB No. 25, there was no compensation recognized for these shares. The following table sets forth pro forma information for these shares as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the year ended December 31, 2005:

Year Ended December 31, 2005
(in thousands, except per share amounts)

Net income as reported	$ 45,413
Deduct: Stock-based employee compensation
expense determined under fair value
method, net of related tax	(13,784)
Pro forma net income	$ 31,629

Basic earnings per common share
As reported	$ 0.29
Pro forma under fair value based method	$ 0.20

Diluted earnings per common share
As reported	$ 0.28
Pro forma under fair value based method	$ 0.19

In addition to those shares issued during the year ended December 31, 2005 that had an exercise price equal to the market value of the underlying stock at the grant date, the Company also issued a limited number of non-qualified stock options that had an exercise price less than the market value of the underlying stock at the grant date. As a result, under APB No. 25, compensation cost of $1.0 million related to non-qualified stock options was recognized in the operating results for the year ended December 31, 2005.

        The following is a summary of the status of the Plans as of December 31, 2007, 2006 and 2005 and changes during the years ending on those dates:

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
December 31, 2004	13,869,910	$ 17.38	8,997,778	$ 14.00
Authorized (Lapsed)	-
Granted	2,660,964	27.68
Exercised	(2,531,520)	12.70
Expired/Cancelled	(138,460)	31.37

December 31, 2005	13,860,894	$ 20.07	9,252,218	$ 16.93
Authorized (Lapsed)	-
Granted	1,675,050	31.04
Exercised	(3,549,795)	15.10
Expired/Cancelled	(422,358)	25.94

December 31, 2006	11,563,791	$ 22.97	7,912,549	$ 20.21
Authorized (Lapsed)	-
Granted	1,357,524	43.95
Exercised	(2,342,965)	19.46
Expired/Cancelled	(264,386)	27.70

December 31, 2007	10,313,964	$ 26.41	7,377,844	$ 22.46

The following table summarizes information about stock options outstanding under the Plans at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
	December 31,	Life	Exercise	December 31,	Exercise
	2007	(in years)	Price	2007	Price
$5.0000 - $10.000	392,670	1.6	$ 8.10	392,670	$ 8.10
10.0100 - 15.0000	438,100	2.9	12.42	438,100	12.42
15.0100 - 20.0000	1,776,831	4.4	17.37	1,776,831	17.37
20.0100 - 25.0000	1,371,579	5.9	22.19	1,371,579	22.19
25.0100 - 30.0000	3,550,310	6.8	27.63	2,863,369	27.58
30.0100 - 35.0000	1,514,850	8.5	31.45	535,295	31.35
35.0100 - 40.0000	62,164	9.5	36.34	-	-
40.0100 - 45.0000	11,560	9.7	41.25	-	-
45.0100 - 50.0000	1,195,900	9.9	45.15	-	-
	10,313,964	6.5	$ 26.41	7,377,844	$ 22.46

Restricted Stock Units

During 2007, the Company granted a total of 223,100 RSUs to key employees and Board members. As of December 31, 2007, a total of 13,090 RSUs were cancelled and 210,010 RSUs remained outstanding. The RSUs outstanding have a weighted-average fair value per share of $30.99, which was the fair value of the Company’s stock as measured on the date of grant. RSUs vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. The fair value of each RSU assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Under the terms of the RSUs, the three year period is referred to as the restricted period. RSUs and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three year restricted period prior to vesting. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on Restricted Stock Units will lapse, and one share of common stock will be issued as payment for each vested RSU.

During the restricted period, the Company will pay cash dividends on the RSUs, in the form of additional RSUs on each date that the Company pays a cash dividend to holders of common stock. The additional RSUs are subject to the same terms and conditions as the original RSUs and vest when the restrictions lapse.

The total compensation cost related to RSUs recognized in the operating results for the year ended December 31, 2007 was $1.7 million. These amounts represent the aggregate fair value of stock units that were expensed during 2007, but not yet vested as of that date. These costs were included in the cost of products sold and selling, general and administrative expenses. The associated future income tax benefit recognized during the year ended December 31, 2007 was $0.5 million, respectively. All 210,666 RSUs and RSU dividends remained unvested as of December 31, 2007. The unamortized compensation cost related to RSUs is $4.4 million, which will be expensed over the remaining restricted period of the RSUs, or 2.1 years. The aggregate intrinsic value of the outstanding RSUs as of December 31, 2007 was $9.5 million.

NOTE 12 - INCOME TAXES

The components of income before income taxes from continuing operations are as follows:

	Year Ended December 31,

	2007	2006	2005
	(in thousands)
United States	$ 100,740	$ 102,059	$ 53,473
Foreign	257,395	212,778	17,565
	$ 358,135	$ 314,837	$ 71,038

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,

	2007	2006	2005
(in thousands)
Current:
U.S. federal	$ 14,395	$ 17,148	$ 62,892
U.S. state	4,122	652	2,717
Foreign	54,396	19,619	51,793
Total	$ 72,913	$ 37,419	$ 117,402

Deferred:
U.S. federal	$ 28,131	$ 34,336	$ (63,821)
U.S. state	1,627	(10,132)	(1,129)
Foreign	(4,190)	29,496	(26,827)
Total	$ 25,568	$ 53,700	$ (91,777)

	$ 98,481	$ 91,119	$ 25,625

The reconciliation of the United States federal statutory tax rate to the effective rate is as follows:

	Year Ended December 31,

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	1.0	0.4	2.5
Federal benefit of R&D and Foreign Tax Credits	(3.2)	(2.3)	(2.4)
Tax effect of international operations	(2.4)	(3.2)	10.7
Net effect of tax audit activity	1.0	0.6	7.2
Federal benefit of extraterritorial income exclusion	-	(0.4)	(2.6)
Tax effect of enacted statutory rate changes	(3.1)	-	-
Federal tax on unremitted earnings of certain
foreign subsidiaries	0.1	-	(15.6)
Valuation Allowance Adjustments	-	(2.2)	-
§965 Repatriation	-	-	6.6
Other	(0.9)	1.0	(5.3)

Effective income tax rate on continuing operations	27.5%	28.9%	36.1%

The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2007		December 31, 2006
	Current	Noncurrent	Current	Noncurrent
	Asset	Asset	Asset	Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(in thousands)
Employee benefit accruals	$ 207	$ 18,241	$ 2,843	$ 14,973
Product warranty accruals	1,080	-	917	-
Insurance premium accruals	5,538	-	6,292	-
Commission and bonus accrual	2,824	-	1,983	-
Sales and marketing accrual	2,512	-	1,885	-
Restructuring and other cost accruals	1,079	-	1,221	389
Differences in financial reporting and tax basis:
Inventory	14,522	-	13,887	-
Property, plant and equipment	-	(28,644)	-	(28,735)
Identifiable intangible assets	-	(95,192)	-	(85,885)
Unrealized losses included in other comprehensive
income	(2,697)	60,795	5,750	31,316
Miscellaneous Accruals	8,012	1,133	5,937	1,861
Other	1,687	3,794	2,417	2,013
Taxes on unremitted earnings of foreign subsidiaries	-	(2,006)	-	(7,202)
R&D and Foreign tax credit carryforward	2,462	32,585	-	21,534
Tax loss carryforwards	8,673	60,038	38,399	61,026
Valuation allowance for tax loss carryforwards	(856)	(49,394)	(1,166)	(48,213)
	$ 45,043	$ 1,350	$ 80,365	$ (36,923)

Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
	2007	2006
	(in thousands)
Prepaid expenses and other current assets	$ 47,099	$ 81,535
Income taxes payable	(2,056)	(1,170)
Other noncurrent assets	61,897	16,268
Deferred income taxes	(60,547)	(53,191)

The Company has $ 32.6 million of foreign tax credit carryforwards. $ 15.3 million, $ 7.2 million and $ 10.1 million will expire in 2015, 2016 and 2017 respectively.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $594.7 million at December 31, 2007, of which $488.3 million expire through 2027 and $106.4 million may be carried forward indefinitely. The tax benefit of certain tax loss carryforwards and deferred tax assets has been offset by a valuation allowance as of December 31, 2007, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2007 and 2006 was $50.3 million and $49.4 million, respectively.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $347.1 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

Tax Contingencies

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

The total amount of gross unrecognized tax benefits, as of the date of adoption, is approximately $48.7 million. Of this total, approximately $37.8 million (net of the federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $ 3.8 million, $0.1 million of which will have no impact upon the effective income tax rate. A decrease of unrecognized tax benefits of approximately $ 11.0 million, $5.3 million of which will have no impact upon the effective income tax rate could occur as a result of final settlement and resolution of outstanding tax matters in foreign jurisdictions during the next twelve months.

The total amounts of interest and penalties, as of the date of adoption, were $7.9 million and $3.9 million, respectively. At December 31, 2007, the total amounts of interest and penalties were $10.9 million and $3.6 million, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.

The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the United States, Switzerland and Germany. The Company has substantially concluded all United States federal income tax matters for years through 2003, resulting in the years 2004 through 2007 being subject to future potential tax audit adjustments. The Company is under audit for United States Federal Income Tax purposes for the tax year 2005 and for Germany from 2001 through 2003. The taxable years that remain open for Switzerland are years 1997 through 2007. For Germany the open years are from 2000 through 2007.

The Company had the following activity recorded for unrecognized tax benefits for the twelve months ended December 31, 2007 (in thousands):

Unrecognized tax benefits at date of adoption January 1, 2007	$ 36,862
Gross change for prior period positions	1,619
Gross change for current year positions	1,129
Decrease due to settlements and payments	-
Decrease due to statute expirations	3,303

Unrecognized tax benefits at December 31, 2007	$ 36,037

Foreign Currency translation effects have been included in the applicable lines detailed above.

NOTE 13 - BENEFIT PLANS

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $20.9 million in 2007, $19.2 million in 2006 and $17.7 million in 2005.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, which is an amendment of SFAS No. 87, 88, 106 and 132(R), requires the Company to report the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset as of December 31, 2006. The Company adopted SFAS 158 for the December 31, 2006 year end using the prospective method as required by the statement.

Using the prospective recognition of the funded status of the Company’s defined benefit pension plans and other postretirement benefit plans to record the previously unrecognized transition obligation, unrecognized prior service cost, and unrecognized net actuarial gains and losses on a tax effected basis had the following impact on the Company’s balance sheet in 2006: a decrease in long-term assets of $4.7 million, an increase in short-term liabilities of $4.0 million, an increase in long-term liabilities of $6.2 million and a net decrease to accumulated other comprehensive income of $14.9 million.

In 2007, the Company early adopted the provision of SFAS 158 that requires the alignment of the measurement date and the year-end balance sheet date. The Company adopted this provision for the 2007 fiscal year with the only impact being to the Swiss pension plan which has been measured as of September 30 in prior years. As allowed under SFAS 158, the Company computed the net benefit expense for the period from the early measurement date of September 30, 2006 through December 31, 2007 which is the end of the fiscal year of adoption. The Company recognized three months of the net benefit expense as an adjustment to retained earnings in 2007. The net of tax adjustment to retained earnings is $0.4 million.

Defined Contribution Plans

In December, 2006 the Board of Directors amended the DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans to redesign the future distribution of allocations of “Covered Compensation”, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a Non-Elective Contribution (“NEC”) in cash. The principal driver of this redesign is to provide quicker diversification opportunity to the participants as the investment of the NEC is participant directed. The Company sponsors an employee 401(k) savings plan for its United States workforce to which enrolled participants may contribute up to IRS defined limits. The annual expense and cash contribution to the 401(k) is expected to be $4.9 million for 2007.

The ESOP is a non-contributory defined contribution plan that covers substantially all of the United States based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $0.2 million for 2007 (to be contributed in the first quarter of 2008), and were $0.4 million for 2006 (contributed in the first quarter of 2007), and $4.3 million for 2005. Beginning in 2005, annual contributions to the ESOP are made in the first quarter of the subsequent year based upon “Covered Compensation” at a rate determined annually by the Board of Directors. Prior to 2005, the Company made annual contributions to the ESOP of not less than the amounts required to service ESOP debt, which was extinguished in 2004. In connection with the refinancing of ESOP debt in March 1994, the Company agreed to make additional cash contributions totaling at least $0.6 million through 2003. Dividends received by the ESOP on allocated shares are either reinvested in participants’ accounts or passed through to Plan participants, at the participant’s election. Most ESOP shares were initially pledged as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to active employees based on the proportion of debt service paid in the year. At December 31, 2005, the ESOP held 5.0 million shares, all of which were allocated to plan participants as the ESOP debt was fully repaid in 2004. Shares acquired prior to December 31, 1992 are accounted for in accordance with Statement of Position (“SOP”) 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans.” Accordingly, all shares held by the ESOP are considered outstanding and are included in the earnings per common share computations.

All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 3% of “Covered Compensation.” The share allocation will be accounted at fair value at the point of allocation, each year-end, in accordance with SOP 93-6, “Employers' Accounting for Employee Stock Ownership Plans.”

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

The Company maintains defined benefit pension plans for its employees in Germany, Japan, the Netherlands, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the United States are covered by government health plans.

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

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)
Change in Benefit Obligation
Benefit obligation - beginning of year	$ 172,120	$ 151,847	$ 9,377	$ 10,317
Service cost	6,796	6,597	41	74
Interest cost	7,094	5,881	573	596
Participant contributions	2,575	1,907	704	798
Actuarial (gains) losses	(19,424)	(1,721)	466	68
Amendments	(100)	403	-	-
Divestitures	223	373	-	-
Effects of exchange rate changes	14,583	13,996	-	-
Foreign plan additions	371	-	-	-
Change to measurement date	1,111	-	-	-
Benefits paid	(8,715)	(7,163)	(741)	(2,476)
Benefit obligation - end of year	$ 176,634	$ 172,120	$ 10,420	$ 9,377

Change in Plan Assets
Fair value of plan assets -beginning of year	$ 75,588	$ 68,357	$ -	$ -
Actual return on assets	6,356	2,348	-	-
Effects of exchange rate changes	5,758	2,953	-	-
Employer contributions	9,096	7,186	37	1,678
Participant contributions	2,575	1,907	704	798
Benefits paid	(8,715)	(7,163)	(741)	(2,476)
Fair value of plan assets - end of year	$ 90,658	$ 75,588	$ -	$ -

Funded status - end of year	$ (85,976)	$ (96,532)	$ (10,420)	$ (9,377)

The amounts recognized in the accompanying consolidated balance sheet, net of tax effects, are as follows:

	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)
Other noncurrent assets	$ 9,755	$ 1,340	$ -	$ -
Deferred tax asset	4,117	11,071	948	708
Total assets	$ 13,872	$ 12,411	$ 948	$ 708

Current liabilities	(3,347)	(2,833)	(1,061)	(1,153)
Long-term liabilities	(92,384)	(95,039)	(9,359)	(8,224)
Deferred tax liability	(211)	(146)	-	-
Total liabilities	$ (95,942)	$ (98,018)	$ (10,420)	$ (9,377)

Accumulated other
comprehensive loss	7,890	22,069	1,508	1,126

Net amount recognized	$ (74,180)	$ (63,538)	$ (7,964)	$ (7,543)

Amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net actuarial loss	$ 10,643	$ 31,354	$ 2,456	$ 2,220
Net prior service cost (credit)	581	842	-	(386)
Net transition obligation	572	798	-	-
Pretax AOCI	$ 11,796	$ 32,994	$ 2,456	$ 1,834
Less deferred taxes	3,906	10,925	948	-
Less taxes for rate change	-	-	-	708
Post tax AOCI	$ 7,890	$ 22,069	$ 1,508	$ 1,126

The accumulated benefit obligation for all defined benefit pension plans was $161.8 million and $160.2 million at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2007	2006
Projected benefit obligation	$ 118,923	$ 117,034
Accumulated benefit obligation	104,079	105,148
Fair value of plan assets	23,193	19,162

Components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income:

				Other Postretirement
(in thousands)	Pension Benefits			Benefits
Net periodic benefit cost	2007	2006	2005	2007	2006	2005
Service cost	$ 6,796	$ 6,597	$ 5,425	$ 42	$ 74	$ 79
Interest cost	7,094	5,887	5,905	573	596	678
Expected return on assets	(4,115)	(3,771)	(3,491)	-	-	-
Amortization of actuarial losses	217	209	248	-	-	-
Amortization of prior service	148	117	171	(386)	(685)	(685)
Amortization of net loss	1,224	1,135	527	229	224	274
Net periodic benefit cost	$ 11,364	$ 10,174	$ 8,785	$ 458	$ 209	$ 346

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income:

				Other Postretirement
	Pension Benefits			Benefits
(in thousands)	2007	2006	2005	2007	2006	2005
Net actuarial loss	$ (19,487)	$ 10,879	$ 17,196	$ 466	$ 2,444	$ -
Net prior service (credit) cost	(113)	1,089	-	-	(1,071)	-
Net transition obligation	(9)	1,007	-	-	-	-
Amortization	(1,589)	(1,461)	(527)	156	461	-
Total recognized in AOCI	$ (21,198)	$ 11,514	$ 16,669	$ 622	$ 1,834	$ -
Total recognized in net
periodic benefit cost and AOCI	$ (9,834)	$ 21,688	$ 25,454	$ 1,080	$ 2,043	$ 346

The estimated net loss, prior service cost, and transition obligation for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million, $0.1 million and $0.2 million, respectively. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.0%	4.1%	3.7%	6.3%	5.8%	5.5%
Rate of compensation increase	2.8%	2.6%	2.5%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.0%	9.0%	9.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	8.0	9.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	4.1%	3.7%	4.3%	5.8%	5.5%	6.0%
Expected return on plan assets	5.3%	5.3%	5.4%	n/a	n/a	n/a
Rate of compensation increase	2.7%	2.5%	2.2%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.0%	9.5%	9.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	8.0	9.0

Measurement Date	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2007:

	Other Postretirement
	Benefits
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest cost components	$ 49	$ (42)
Effect on postretirement benefit obligation	669	(586)

Plan Assets:

The weighted average asset allocations of the plans at December 31, 2007 and 2006 by asset category are as follows:

	Target	December 31,
	Allocation	2007	2006
Equity	30%-65%	32%	33%
Debt	30%-65%	46%	47%
Real estate	0%-15%	4%	3%
Other	0%-25%	18%	17%
Total		100%	100%

Equity securities do not include Company stock of DENTSPLY International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.

Cash Flows:

The Company expects to contribute less than $0.1 million to its U.S. defined benefit pension plans, $0.3 million to its postretirement medical plans, and $4.5 million to its other postretirement benefit plans in 2008.

Estimated Future Benefit Payments:

		Other Postretirement
	Pension Benefits	Benefits
	(in thousands)
2008	$6,980	$1,061
2009	7,009	1,007
2010	8,384	992
2011	8,362	997
2012	8,270	974
2013-2017	50,388	3,960

NOTE 14 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Restructuring costs	$ 6,436	$ 12,032	$ 3,095
Reversal of restructuring charges due to
changes in estimates	(1,082)	(797)	(1,168)
Impairment of assets	190	-	230,828
Other costs (income)	4,983	(3,428)	-
Total restructuring, impairment and other costs	$ 10,527	$ 7,807	$ 232,755

Restructuring Costs

2007 Plans

During 2007, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States, Europe, China and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. The plans include the elimination of approximately 55 positions, with 21 of these positions having been eliminated as of December 31, 2007. The major components of these charges and the remaining outstanding balances at December 31, 2007 are as follows:

		Amounts	Change	Balance
	2007	Applied	in Estimate	December 31,
	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 1,535	$ (570)	$ (40)	$ 925
Lease/contract terminations	106	(12)	(94)	-
Other restructuring costs	829	(714)	(63)	52
	$ 2,470	$ (1,296)	$ (197)	$ 977

2006 Plans

During 2006, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States and Europe in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. The plans include the elimination of approximately 120 positions, with 115 of these positions having been eliminated as of December 31, 2007. The major components of these charges and the remaining outstanding balances at December 31, 2007 are as follows:

			Amounts	Change	Balance
	2006	2007	Applied	in Estimate	December 31,
	Provisions	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,205	$ 517	$ (1,962)	$ (253)	$ 507
Lease/contract terminations	-	47	(47)	-	-
Other restructuring costs	73	2,933	(2,368)	(432)	206
	$ 2,278	$ 3,497	$ (4,377)	$ (685)	$ 713

2005 Plans

During 2005, the Company initiated several restructuring plans including the shutdown of the pharmaceutical manufacturing facility outside of Chicago. In addition, these costs related to the consolidation of certain United States production facilities in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. The plans include the elimination of approximately 155 administrative and manufacturing positions, all within the United States, with 150 of these positions having been eliminated as of December 31, 2007. The Company does not expect any significant future expenditures related to these plans. The major components of the restructuring charges incurred and the remaining outstanding balances at December 31, 2007 are as follows:

			Amounts	Change in		Amounts	Change in	Balance
	2005	2006	Applied	Estimate	2007	Applied	Estimate	December 31,
	Provisions	Provisions	2006	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 2,400	$ 3,570	$ (4,420)	$ (523)	$ 353	$ (877)	$ (82)	$ 421
Lease/contract terminations	-	184	(184)	-	18	(18)	-	-
Other restructuring costs	-	5,882	(5,882)	-	57	(13)	(44)	-
	$ 2,400	$ 9,636	$(10,486)	$ (523)	$ 428	$ (908)	$ (126)	$ 421

2004 Plans

During 2004, the Company initiated several restructuring plans primarily related to the creation of a European Shared Services Center in Yverdon, Switzerland, which resulted in the identification of redundant personnel in the Company's European accounting functions. In addition, these costs related to the consolidation of certain sales/customer service and distribution facilities in Europe and Japan. The primary objective of these restructuring initiatives is to improve operational efficiencies and to reduce costs within the related businesses. The plans include the elimination of approximately 105 administrative and manufacturing positions primarily in Germany. Certain of these positions need to be replaced at the European Shared Services Center and therefore the net reduction in positions is expected to be 52. As of December 31, 2007, 43 of these positions have been eliminated. The Company does not expect any significant future expenditures related to these plans. The major components of these charges and the remaining outstanding balances at December 31, 2007 are as follows:

		Amounts		Change in	Amounts		Amounts	Change in	Balance
	2004	Applied	2005	Estimate	Applied	2006	Applied	Estimate	December 31,
	Provisions	2004	Provisions	2005	2005	Provisions	2006	2006	2006
	(in thousands)
Severance	$ 4,877	$ (583)	$ 322	$(1,168)	$ (1,740)	$ 118	$ (632)	$ (274)	$ 920
Lease/contract
terminations	881	-	190	-	(435)	-	(204)	-	432
	$ 5,758	$ (583)	$ 512	$(1,168)	$ (2,175)	$ 118	$ (836)	$ (274)	$ 1,352

	Balance		Amounts	Change in	Balance
	December 31,	2007	Applied	Estimate	December 31,
	2006	Provisions	2007	2007	2007
	(in thousands)
Severance	$ 920	$ 41	$ (198)	$ (74)	$ 689
Lease/contract
terminations	432	-	(180)	-	252
	$ 1,352	$ 41	$ (378)	$ (74)	$ 941

Other Income (Costs)

During the year ended December 31, 2007, the Company recorded a net charge of $5.0 million related to several legal claims.

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

Additionally, during the fourth quarter of 2006, the Company sold land and buildings related to a German manufacturing facility in exchange for 4.3 million euros (approximately $5.5 million). This facility was closed down in 1998 as part of a restructuring plan. The sale resulted in a gain of 0.8 million euros (approximately $1.0 million). The assets sold in this transaction were classified as fixed assets due to uncertainty related to when these assets would be sold.

During 2006, the Company also recorded a charge of $0.5 million associated with a pension settlement related to the Gendex business that was sold in 2004.

NOTE 15 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long-term debt was $482.3 million as of December 31, 2007. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

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

With the Company’s significant level of variable rate long-term debt and net investment hedges, changes in the interest rate environment can have a major impact on the Company’s earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

The manufacturing of some of the Company’s products requires the use of commodities which are subject to market fluctuations. In order to limit the unanticipated impact on earnings from such market fluctuations, the Company selectively enters into commodity swaps for certain materials used in the production of its products. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreements to effectively hedge commodity risks.

Cash Flow Hedges

	Year Ended
	December 31
Net of Tax	2007	2006
	(in thousands)
Beginning Balance	$ (3,003)	$ (5,856)

Changes in fair value of derivatives	(235)	581
Reclassifications to earnings from equity	1,665	2,272
Total activity	1,430	2,853

Ending Balance	$ (1,573)	$ (3,003)

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2007, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March, 2010.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At December 31, 2007, the Company had swaps in place to purchase 540 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,283.92 per troy ounce. In addition, the Company had swaps in place to purchase 90,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $12.37 per troy ounce. The Company generally may hedge up to 80% of its projected annual needs related to these products.

The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases which are denominated in non-local currencies. The forward contracts that are used in these programs typically mature in twelve months or less. The Company generally may hedge up to 80% of its anticipated purchases from the supplying locations.

As of December 31, 2007, $2.1 million of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

	Year Ended
	December 31
Net of Tax	2007	2006
	(in thousands)
Beginning Balance	$ 105,778	$ 77,381

Foreign currency translation adjustment	114,656	88,984
Changes in fair value of foreign currency
debt	(8,424)	(9,857)
Changes in fair value of derivatives	(55,220)	(50,730)
Total activity	51,012	28,397

Ending Balance	$ 156,790	$ 105,778

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $384.5 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358.0 million paying three month Euro Libor and receiving three month U.S. dollar Libor on $419.7 million. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2007 and December 31, 2006, the estimated net fair values of the swap agreements were negative $138.1 million and negative $48.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects, other noncurrent liabilities and other noncurrent assets.

At December 31, 2007 and 2006, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. At December 31, 2007 and 2006, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $156.8 million and $105.8 million, respectively, which are included in accumulated other comprehensive income, net of tax effects.

Other

As of December 31, 2007, on a pre-tax basis, the Company had recorded assets representing the fair value of derivative instruments of $3.7 million in “Prepaid expenses and other current assets” and $0.1 million in “Other noncurrent assets” and liabilities representing the fair value of derivative instruments of $2.9 million in “Accrued liabilities” and $142.5 million in “Other noncurrent liabilities.” The aggregate pre-tax net fair value of the Company's derivative instruments at December 31, 2007 and 2006 was negative $141.6 million and negative $53.4 million, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancelable operating leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $27.4 million for 2007, $23.4 million for 2006 and $23.0 million for 2005.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

2008	$ 24,039
2009	16,142
2010	9,718
2011	6,374
2012	4,581
2013 and thereafter	6,919
$ 67,773

Litigation

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

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The Court granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. DENTSPLY and the dealers filed Motions to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The District Court has granted the Motions filed by DENTSPLY and the dealers, leaving only the resale price maintenance claim. The Plaintiffs have appealed the dismissal of their claims to the Third Circuit. Additionally, manufacturers of two competitive tooth lines and a dealer, as a putative class action, have filed separate actions seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The Company’s primary level insurance carrier has confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits. Litigation is pending with the Company’s excess insurance carrier regarding the level and coverage of its insurance for this case.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks a refund of the purchase price paid for Cavitron® ultrasonic scalers. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Other

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company's liability would be approximately $10.5 million at December 31, 2007.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dentsply International Inc.
Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth		Total
	Quarter	Quarter	Quarter	Quarter	Rounding	Year
	(in thousands, except per share amounts)
2007

Net sales	$472,864	$ 507,362	$ 488,103	$ 541,504	$ -	$ 2,009,833
Gross profit	246,278	268,784	252,990	272,731	-	1,040,783
Operating income	81,211	93,493	82,590	97,597	-	354,891
Net income	58,472	65,433	65,719	70,030	-	259,654

Earnings per common share - basic	$ 0.38	$ 0.43	$ 0.43	$ 0.46	$ 0.01	$ 1.71

Earnings per common share - diluted	$ 0.38	$ 0.42	$ 0.42	$ 0.45	$ 0.01	$ 1.68

Cash dividends declared per common share	$ 0.0400	$ 0.0400	$ 0.0400	$ 0.0450	$ -	$ 0.1650

2006

Net sales	$430,996	$ 472,444	$ 435,725	$ 471,331	$ -	$ 1,810,496
Gross profit	220,136	242,154	225,911	240,810	-	929,011
Operating income	70,008	86,592	78,539	79,655	-	314,794
Net income	50,004	59,316	49,449	64,949	-	223,718

Earnings per common share - basic	$ 0.32	$ 0.38	$ 0.32	$ 0.42	$ -	$ 1.44

Earnings per common share - diluted	$ 0.31	$ 0.37	$ 0.31	$ 0.42	$ -	$ 1.41

Cash dividends declared per common share	$ 0.0350	$ 0.0350	$ 0.0350	$ 0.0400	$ -	$ 0.1450

Sales, excluding precious metal content, were $423.3 million, $462.1 million, $445.3 million and $489.2 million, respectively, for the first, second, third and fourth quarters of 2007. Sales, excluding precious metal content, were $383.4 million, $423.5 million, $394.9 million and $421.3 million, respectively, for the first, second, third and fourth quarters of 2006. This measurement should be considered a non-GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Supplemental Stock Information

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K.

The common stock of the Company is traded on the NASDAQ National Market under the symbol “XRAY.” The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end	Cash
			Closing	Dividend
	High	Low	Price	Declared
2007
First Quarter	$ 33.35	$ 29.44	$ 32.75	$ 0.04000
Second Quarter	38.73	32.50	38.26	0.04000
Third Quarter	41.90	35.32	41.64	0.04000
Fourth Quarter	47.84	40.06	45.02	0.04500

2006
First Quarter	$ 29.23	$ 26.07	$ 29.08	$ 0.03500
Second Quarter	31.50	27.72	30.30	0.03500
Third Quarter	30.42	29.12	30.11	0.03500
Fourth Quarter	32.68	29.63	29.85	0.04000

2005
First Quarter	$ 29.20	$ 25.83	$ 27.21	$ 0.03000
Second Quarter	28.97	26.34	27.00	0.03000
Third Quarter	27.97	25.43	27.01	0.03000
Fourth Quarter	29.22	25.37	26.85	0.03500

The Company estimates, based on information supplied by its transfer agent, that there are 476 holders of record of the Company’s common stock. Approximately 97,000 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY INTERNATIONAL INC.

By:	/s/	Bret W. Wise
Bret W. Wise
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Bret W. Wise	February 25, 2008
	Bret W. Wise	Date
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	February 25, 2008
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	February 25, 2008
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	February 25, 2008
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 25, 2008
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 25, 2008
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 25, 2008
	Michael J. Coleman	Date
Director

/s/	William F. Hecht	February 25, 2008
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 25, 2008
	Leslie A. Jones	Date
Director

/s/	Wendy L. Dixon	February 25, 2008
	Wendy L. Dixon	Date
Director

/s/	Francis J. Lunger	February 25, 2008
	Francis J. Lunger	Date
Director

/s/	W. Keith Smith	February 25, 2008
	W. Keith Smith	Date
Director