Form 10-Q
period 2008-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2008-05-01
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2008, DENTSPLY International Inc. (the “Company”) had 148,838,319 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended March 31, 2008

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

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
	(in thousands except per share data)
Net sales	$560,782	$472,864
Cost of products sold	275,539	226,586

Gross profit	285,243	246,278
Selling, general and administrative expenses	184,002	164,077
Restructuring and other costs (Note 9)	204	990

Operating income	101,037	81,211

Other income and expenses:
Interest expense	8,252	4,456
Interest income	(5,210)	(6,501)
Other expense (income), net	3,097	(210)

Income before income taxes	94,898	83,466
Provision for income taxes	26,718	24,994

Net income	$68,180	$58,472

Earnings per common share (Note 4):
-Basic	$0.45	$0.38
-Diluted	$0.45	$0.38

Cash dividends declared per common share	$0.045	$0.040

Weighted average common shares outstanding (Note 4):
-Basic	149,945	152,031
-Diluted	152,983	154,564

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)	March 31,	December 31,
	2008	2007
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$90,660	$169,384
Short-term investments	254,003	146,939
Accounts and notes receivable-trade, net (Note 1)	356,629	307,622
Inventories, net (Note 7)	280,932	258,032
Prepaid expenses and other current assets	111,107	100,045
Total Current Assets	1,093,331	982,022

Property, plant and equipment, net	402,009	371,409
Identifiable intangible assets, net	76,695	76,167
Goodwill, net	1,181,197	1,127,420
Other noncurrent assets, net	161,773	118,551
Total Assets	$2,915,005	$2,675,569

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$93,642	$82,321
Accrued liabilities	167,655	189,405
Income taxes payable	29,920	39,441
Notes payable and current portion
of long-term debt	5,823	1,244
Total Current Liabilities	297,040	312,411

Long-term debt	586,811	482,063
Deferred income taxes	68,000	60,547
Other noncurrent liabilities	442,909	304,146
Total Liabilities	1,394,760	1,159,167

Minority interests in consolidated subsidiaries	304	296

Commitments and contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at March 31, 2008 and December 31, 2007	1,628	1,628
Capital in excess of par value	176,320	173,084
Retained earnings	1,644,149	1,582,683
Accumulated other comprehensive income (Note 3)	167,379	145,819
Treasury stock, at cost, 14.0 million shares at March 31, 2008 and
12.0 million shares at December 31, 2007	(469,535)	(387,108)
Total Stockholders' Equity	1,519,941	1,516,106
Total Liabilities and Stockholders' Equity	$2,915,005	$2,675,569

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:	(in thousands)
Net income	$68,180	$58,472
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,021	11,110
Amortization	2,189	1,824
Share-based compensation expense	4,093	3,436
Restructuring and other costs	204	990
Other, net	(56,516)	(34,007)
Net cash provided by operating activities	30,171	41,825

Cash flows from investing activities:
Capital expenditures	(18,682)	(10,708)
Cash paid for acquisitions of businesses and equity investment	(2,415)	(7,150)
Purchases of short-term investments	(90,641)	(32,403)
Liquidation of short-term investments	-	66
Expenditures for identifiable intangible assets	-	(336)
Proceeds from sale of property, plant and equipment, net	486	55
Net cash used in investing activities	(111,252)	(50,476)

Cash flows from financing activities:
Net change in short-term borrowings	4,437	6,570
Cash paid for treasury stock	(87,824)	(11,527)
Cash dividends paid	(6,803)	(6,902)
Proceeds from long-term borrowings	78,254	149,548
Payments on long-term borrowings	-	(105,362)
Proceeds from exercise of stock options	3,016	13,262
Excess tax benefits from share-based compensation	1,139	1,096
Net cash (used in) provided by financing activities	(7,781)	46,685

Effect of exchange rate changes on cash and cash equivalents	10,138	980

Net (decrease) increase in cash and cash equivalents	(78,724)	39,014

Cash and cash equivalents at beginning of period	169,384	65,064

Cash and cash equivalents at end of period	$90,660	$104,078

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

The accompanying Unaudited Interim Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s most recent Form 10-K filed February 25, 2008.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of DENTSPLY International Inc., as applied in the consolidated interim financial statements presented herein, are substantially the same as presented on pages 51 through 57 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables - trade are stated net of allowances for doubtful accounts and trade discounts, which were $19.6 million and $18.9 million at March 31, 2008 and December 31, 2007, respectively.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

On February 12, 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. The Company has adopted SFAS 157 and has presented the required disclosures in Note 12, Fair Value Measurement.

Fair Value Option

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. While SFAS 159 became effective for the Company’s 2008 fiscal year, the Company did not elect the fair value measurement option for any of the Company’s financial assets or liabilities.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations.” It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS

141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), ”Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

NOTE 2 – STOCK COMPENSATION

The Company maintains the 2002 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that approximate the fair market value of the common stock on the grant date. The Plan authorized grants of 14,000,000 shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. No more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year.

Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement. Restricted stock units vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. It is the Company’s practice to issue shares from treasury stock when options are exercised.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each award. The assumptions used to calculate the fair value of the awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock based compensation expense and the tax related benefit for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)

Stock option expense	$2.8	$3.1
RSU expense	1.0	0.3
Total stock based compensation expense	$3.8	$3.4

Total related tax benefit	$1.1	$0.9

The remaining unamortized compensation cost related to non-qualified stock options is $19.1 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. The unamortized compensation cost related to RSUs is $10.4 million, which will be expensed over the remaining restricted period of the RSUs, or 2.3 years.

The following table summarizes the non-qualified stock options transactions from December 31, 2007 through March 31, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)
December 31, 2007	10,314	$26.41	$192,333	7,378	$22.46	$166,664
Granted	34	38.63
Exercised	(170)	17.75
Forfeited	(43)	34.86

March 31, 2008	10,135	$26.56	$128,667	7,316	$22.68	$115,565

The weighted average remaining contractual term of all outstanding options is 6.3 years and the weighted average remaining contractual term of exercisable options is 5.3 years.

The following table summarizes the unvested restricted stock unit and restricted stock unit dividend transactions from December 31, 2007 through March 31, 2008:

	Unvested Restricted Stock Units
		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2007	211	$30.99
Granted	203	41.13
Vested	(4)	34.82
Forfeited	(4)	32.37
Unvested at March 31, 2008	406	$36.01

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income	$68,180	$58,472

Foreign currency translation adjustments	100,699	13,984
Unrealized loss on available-for-sale securities	-	(97)
Amortization of unrecognized losses
and prior year service cost, net	(327)	(308)
Net loss on derivative financial instruments	(78,812)	(5,611)
Total comprehensive income	$89,740	$66,440

During the quarter ended March 31, 2008, foreign currency translation adjustments included currency translation gains of $116.9 million and losses of $16.2 million on the Company’s loans designated as hedges of net investments. During the quarter ended March 31, 2007, foreign currency translation adjustments included currency translation gains of $15.4 million partially offset by losses of $1.4 million on the Company’s loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Foreign currency translation adjustments	$341,770	$241,071
Unrecognized losses and prior service cost, net	(9,725)	(9,398)
Net loss on derivative financial instruments	(164,666)	(85,854)
	$167,379	$145,819

The cumulative foreign currency translation adjustments included translation gains of $448.0 million and $331.1 million as of March 31, 2008 and December 31, 2007, respectively, offset by losses of $106.2 million and $90.0 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation
Net income	$68,180	$58,472

Common shares outstanding	149,945	152,031

Earnings per common share - basic	$0.45	$0.38

Diluted Earnings Per Common Share Computation
Net income	$68,180	$58,472

Common shares outstanding	149,945	152,031
Incremental shares from assumed exercise
of dilutive options	3,038	2,533
Total shares	152,983	154,564

Earnings per common share - diluted	$0.45	$0.38

Options to purchase 1.4 million shares of common stock that were outstanding during the quarter ended March 31, 2008, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no antidilutive shares outstanding during the three months ended March 31, 2007.

NOTE 5 - BUSINESS ACQUISITIONS

One of the Company’s 2005 acquisitions and one of the Company’s 2007 acquisitions included provisions for possible additional payments based on the post closing performance of the individual businesses. During the first quarter of 2008, the Company paid $2.4 million in additional purchase price under these agreements.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% and 98% of sales for the periods ended March 31, 2008 and 2007, respectively.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments under SFAS 131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the most recently filed 10-K Consolidated Financial Statements in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes.

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for chairside consumable products and certain small equipment, certain laboratory products, and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the manufacturing and sale of Orthodontic products, the manufacturing of certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

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

Generally, the Company evaluates performance of the operating groups based on the groups’ operating income, excluding restructuring and other costs, and net third party sales, excluding precious metal content.

The following tables set forth information about the Company’s operating groups for the three months ended March 31, 2008 and 2007:

Third Party Net Sales
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$122,528	$100,413
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	101,568	86,705
Canada/Latin America/Endodontics/
Orthodontics	153,798	135,079
Global Dental Laboratory Business/
Implants/Non-Dental	184,131	152,040
All Other (a)	(1,243)	(1,373)
Total	$560,782	$472,864

The presentation of net sales, excluding precious metal content, could be considered a measure not calculated in accordance with generally accepted accounting principles (“GAAP”), and is therefore considered a non-GAAP measure. This non-GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales, excluding precious metal content, to net sales is provided below.

Third Party Net Sales, excluding precious metal content
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$122,528	$100,413
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	95,244	80,034
Canada/Latin America/Endodontics/
Orthodontics	152,896	133,983
Global Dental Laboratory Business/
Implants/Non-Dental	126,823	110,209
All Other (a)	(1,243)	(1,373)
Total excluding Precious Metal Content	496,248	423,266
Precious Metal Content	64,534	49,598
Total including Precious Metal Content	$560,782	$472,864

(a) Includes: amounts recorded at Corporate headquarters.

Inter-segment Net Sales
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$29,345	$36,888
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,140	2,321
Canada/Latin America/Endodontics/
Orthodontics	25,108	21,526
Global Dental Laboratory Business/
Implants/Non-Dental	22,666	25,392
All Other (a)	46,365	35,922
Eliminations	(124,624)	(122,049)
Total	$-	$-

Segment Operating Income
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$43,354	$33,933
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,317	577
Canada/Latin America/Endodontics/
Orthodontics	51,278	42,467
Global Dental Laboratory Business/
Implants/Non-Dental	32,185	28,634
All Other (b)	(26,893)	(23,410)
Segment Operating Income	101,241	82,201

Reconciling Items:
Restructuring and other costs	(204)	(990)
Interest Expense	(8,252)	(4,456)
Interest Income	5,210	6,501
Other income (expense), net	(3,097)	210
Income before income taxes	$94,898	$83,466

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	March 31,	December 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$402,959	$382,913
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	347,067	315,531
Canada/Latin America/Endodontics/
Orthodontics	755,921	715,300
Global Dental Laboratory Business/
Implants/Non-Dental	967,152	898,043
All Other (a)	441,906	363,782
Total	$2,915,005	$2,675,569

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At March 31, 2008 and December 31, 2007, the cost of $10.9 million, or 3.9%, and $10.6 million, or 4.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $28.6 million and $26.2 million as of March 31, 2008 and December 31, 2007, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2008 and December 31, 2007 by $4.9 million and $4.4 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)

Finished goods	$167,672	$155,402
Work-in-process	56,118	49,622
Raw materials and supplies	57,142	53,008
	$280,932	$258,032

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 31, 2008 and March 31, 2007, respectively:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Service cost	$1,806	$1,679	$12	$16
Interest cost	2,248	1,781	156	131
Expected return on plan assets	(1,158)	(1,105)	-	-
Amortization of transition obligation	61	53	-	-
Amortization of prior service cost	46	37	-	(97)
Amortization of net loss	73	284	37	31

Net periodic benefit cost	$3,076	$2,729	$205	$81

The following sets forth the information related to the funding of the Company’s benefit plans for 2008:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)

Actual, March 31, 2008	$2,802	$144
Projected for the remainder of the year	6,007	921
Total for year	$8,809	$1,065

NOTE 9 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring accruals of $1.7 million as of March 31, 2008 and $3.1 million as of December 31, 2007 are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets and the associated costs are recorded in restructuring, impairment and other costs in the income statements. The accruals consist of employee severance benefits, payments due under operating contracts, and other restructuring costs. For further information regarding the Company’s restructuring plans and the associated accruals, refer to Note 14, Restructuring, Impairment and Other Costs in the Notes to Consolidated Financial Statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not expect any additional significant expenses related to any existing restructuring plans. The Company did not initiate any new restructuring plans for the three months ended March 31, 2008.

As of March 31, 2008, the Company’s restructuring accruals were as follows:

	Severance
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$1,617	$925	$2,542
Provisions	118	5	123
Amounts applied	(729)	(768)	(1,497)
Change in estimate	(65)	-	(65)
Balance, March 31, 2008	$941	$162	$1,103

	Lease/contract terminations
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$252	$-	$252
Provisions	-	-	-
Amounts applied	(28)	-	(28)
Change in estimate	-	-	-
Balance, March 31, 2008	$224	$-	$224

	Other restructuring costs
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$206	$52	$258
Provisions	221	85	306
Amounts applied	65	(98)	(33)
Change in estimate	(160)	-	(160)
Balance, March 31, 2008	$332	$39	$371

The following table provides the cumulative amounts for all the plans by segment:

	December 31,		Amounts	Change	March 31,
	2007	Provisions	applied	in estimate	2008
	(in thousands)
United States, Germany, and Certain
Other European Regions
Consumable Businesses	$234	$94	$32	$-	$360
France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	220	-	(3)	-	217
Canada/Latin America/
Endodontics/Orthodontics	619	205	(426)	-	398
Global Dental Laboratory Business/
Implants/Non-Dental	1,979	130	(1,161)	(225)	723
	$3,052	$429	$(1,558)	$(225)	$1,698

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments

The Company believes the carrying amounts of short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long-term debt, including the current portion, was $587.0 million as of March 31, 2008. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps, cross currency interest rate swaps, commodity swaps, forward exchange contracts, and foreign currency denominated debt held at the parent company level to manage risks generally associated with foreign exchange rates, interest rates and commodity price fluctuations. The aggregate pre-tax net fair value of the Company’s derivative instruments at March 31, 2008 and December 31, 2007 was negative $269.9 million and negative $141.6 million, respectively. For a more detailed discussion of the Company’s derivative instruments, refer to the Company’s 2007 Annual Report on Form 10-K.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, forward exchange contracts are used by certain of the Company’s subsidiaries to hedge intercompany inventory purchases, which are denominated in foreign currencies.

Amounts recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments follow:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, net of tax)
Beginning balance	$(1,573)	$(3,003)

Changes in fair value of derivatives	(1,477)	(253)
Reclassifications to earnings from equity	207	499
Total activity	(1,270)	246

Ending balance	$(2,843)	$(2,757)

As of March 31, 2008, $1.8 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months.

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

Amounts recorded in accumulated other comprehensive income (loss) related to hedges of net investments in foreign operations follow:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands, net of tax)
Beginning balance	$156,790	$105,778

Foreign currency translation adjustment	116,872	14,667
Changes in fair value of:
foreign currency debt	(16,173)	(1,380)
derivative hedge instruments	(77,542)	(5,857)
Total activity	23,157	7,430

Ending balance	$179,947	$113,208

NOTE 11 – UNCERTAINTIES IN INCOME TAXES

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $3.8 million, $0.1 million of which will have no impact upon the effective income tax rate. A decrease of unrecognized tax benefits of approximately $15.8 million, $5.7 million of which will have no impact upon the effective income tax rate could occur as a result of final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months.

NOTE 12 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in accumulated other comprehensive income on the Balance Sheet. In addition, the Company recognizes certain liabilities at fair value. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Effective January 1, 2008, the Company adopted the Statement of Financial Accounting Standards No. 157, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participates on the measurement date. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data.

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Under SFAS 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS 159 for any of the Company’s financial assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets,” “Other noncurrent liabilities,” and “Other liabilities.” As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Three Months Ended March 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$90,660	$90,660	$-	$-
Commodity forward purchase contracts	663	-	663	-
Foreign exchange forward contracts	3,801	-	3,801	-
Total assets	$95,124	$90,660	$4,464	$-

Liabilities
Interest rate swaps	$10,024	$-	$10,024	$-
Cross currency interest rate swaps	264,371	-	264,371	-
Total liabilities	$274,395	$-	$274,395	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, and future commodities prices.

The commodity forward purchase contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The claim period ended on March 31, 2008 and a total of approximately $37,000 in claims have been paid with claims in the amount of approximately $301,000 pending and under review. The Company’s primary level insurance carrier previously confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks damages for the allegedly defective product. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

DENTSPLY International Inc.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, DENTSPLY International Inc. (the “Company”) provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties, which may materially affect the Company’s business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s most recent Annual Report on Form 10-K as filed on February 25, 2008. Investors are further cautioned that the risk factors in Item 1A, Part I of Company’s most recent Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

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

The Company has three main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; and 3) Dental Specialty Products.

Dental consumable products consist of dental sundries and small equipment used in dental offices by general practioners in the treatment of patients. DENTSPLY’s dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names. Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

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

The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each reportable segment, excluding restructuring and other costs; (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines "internal growth" as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

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

During the three months ended March 31, 2008, the Company’s overall internal growth was 6.3%. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 4.0% and 8.5%, respectively during the first three months of 2008. The internal growth rate in all other regions during the three months ended March 31, 2008 was 6.3%.

Product innovation is a key component of the Company’s overall growth strategy. Through the first three months of 2008, the Company continued to introduce multiple new products or significant product enhancements. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company has pursued several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

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

The Company also remains focused on reducing costs and achieving operational efficiencies. Management expects to continue to consolidate operations or functions to reduce costs while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology, process improvement initiatives and new marketing strategies. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, benefits, and regulatory oversight and compliance.

RESULTS OF CONTINUING OPERATIONS, THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Net Sales

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$560.8	$472.9	$87.9	18.6%
Precious metal content of sales	(64.6)	(49.6)	(15.0)	30.2%
Net sales, excluding precious metal content	$496.2	$423.3	$72.9	17.2%

The net sales growth for the three months ended March 31, 2008 of 17.2%, excluding precious metal content, was comprised of 6.3% of internal growth, 7.7% of foreign currency translation and 3.2% for net acquisitions. The 6.3% of internal growth for the three months ended March 31, 2008 was comprised of 4.0% in the United States, 8.5% in Europe and 6.3% for all other regions combined.

Internal Sales Growth

	Three Months Ended
	March 31,
	2008	2007
United States	4.0%	4.7%
Europe	8.5%	8.2%
Other regions	6.3%	6.6%
Overall internal growth rate	6.3%	6.4%

United States

The internal sales growth of 4.0%, excluding precious metal content, in the United States was primarily a result of continued growth in the consumables businesses and improvement in the laboratory business, and a softening in certain specialty businesses.

Europe

In Europe, the internal sales growth of 8.5%, excluding precious metal content, was led by continued strong performance in all of the specialty businesses and solid growth in the consumable businesses.

All Other Regions

The internal sales growth of 6.3%, excluding precious metal content, in all other regions was primarily the result of continued strong sales growth in the specialty businesses and strong regional growth in Asia, Australia, the Middle East and Latin America.

Gross Profit

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
	(in millions)
Gross Profit	$285.2	$246.3	$38.9	15.8%
Gross Profit as a percentage of net
sales, including precious metal content	50.9%	52.1%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.5%	58.2%

The 0.7% decrease in the gross profit as a percentage of net sales, excluding precious metal content, for the three months ended March 31, 2008 compared to 2007 was primarily due to recent acquisitions and unfavorable purchase price variances related to the weakening U.S. dollar. Additionally, the Company believes that a significant contraction in the precious metal alloy market, due to the dramatic increase in the price of precious metals over the past few years, continues to negatively impact product mix in the period.

Operating Expenses	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$184.0	$164.1	$19.9	12.1%
Restructuring and other costs	$0.2	$1.0	$(0.8)	(80.0)%

SG&A as a percentage of net
sales, including precious metal content	32.8%	34.7%
SG&A as a percentage of net
sales, excluding precious metal content	37.1%	38.8%

SG&A Expenses

SG&A expenses, measured against sales, excluding precious metal content, decreased to 37.1% in 2008 from 38.8% in 2007. The decrease is related to leveraging of existing overhead as well as costs incurred in 2007 from the biennial International Dental Show in Europe.

Restructuring and Other Costs, Net

During the three months ended March 31, 2008, the Company recorded restructuring and other costs of $0.2 million. These costs are related to ongoing restructuring plans to reduce operational costs. (See also Note 9, Restructuring and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense	Three Months Ended
	March 31,
	2008	2007	Change
	(in millions)
Net interest expense (income)	$3.0	$(2.0)	$5.0
Other expense (income), net	3.1	(0.2)	3.3
Net interest and other expense (income)	$6.1	$(2.2)	$8.3

Net Interest Expense (Income)

The change in net interest in 2008 compared to 2007, for the three months ended March 31, was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net expense in 2008 versus net income in 2007 on the Euro and Swiss franc net investment hedges. The impact of the Company’s net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company’s income and equity. The negative impact in net interest expense is expected to continue throughout the year, if currency and interest rates do not change.

Other (Income) Expense, Net

Other expense in the 2008 period included approximately $2.7 million of currency transaction losses and $0.4 million of other non-operating costs. The 2007 period included $0.2 million of other non-operating income.

Income Taxes and Net Income

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
	(in millions, except per share data)
Income tax rates	28.2%	29.9%
Net income	$68.2	$58.5	$9.7	16.6%
Earnings per common share:
- Diluted	$0.45	$0.38

The Company’s effective tax rate for the three months ended March 31, 2008 decreased to 28.2% from 29.9% for the same period in 2007. This decrease related to both a lowering of the German tax rate, which was effective as of January 1, 2008, and the benefits from a European legal entity restructuring.

For the period ending March 31, 2008, net income increased $9.7 million, or 16.6%, to $68.2 million. Fully diluted earnings per share were $0.45 in the first quarter 2008, an increase of 18.4% from $0.38 in the first quarter 2007.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
Three Months Ended
March 31,
2008	2007	$ Change	% Change
(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$122.5	$100.4	$22.1	22.0%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$95.2	$80.0	$15.2	19.0%

Canada/Latin America/Endodontics/
Orthodontics	$152.9	$134.0	$18.9	14.1%

Global Dental Laboratory Business/
Implants/Non-Dental	$126.8	$110.2	$16.6	15.1%

Segment Operating Income	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$43.4	$33.9	$9.5	28.0%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$1.3	$0.6	$0.7	116.7%

Canada/Latin America/Endodontics/
Orthodontics	$51.3	$42.5	$8.8	20.7%

Global Dental Laboratory Business/
Implants/Non-Dental	$32.2	$28.6	$3.6	12.6%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales increased 22.0% during the three months ended March 31, 2008 compared to 2007. Strong growth occurred in the United States as a result of acquisitions completed in 2007 and continued growth in the U.S. consumables businesses. Currency translation also positively contributed to the growth.

Operating income increased $9.5 million during the three months ended March 31, 2008 compared to 2007. The increase was primarily related to the United States and European consumable businesses. The segment was also favorably impacted from acquisitions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales increased 19.0% during the three months ended March 31, 2008 compared to 2007. Strong growth occurred across most geographies within the segment. Currency translation also positively contributed to the growth.

Operating income increased $0.7 million during the three months ended March 31, 2008 compared to 2007. The increase was primarily related to sales growth.

Canada/Latin America/Endodontics/Orthodontics

Net sales increased 14.1% during the three months ended March 31, 2008 compared to 2007. Growth occurred in all the businesses within the segment. Currency translation also positively contributed to the growth.

Operating income increased $8.8 million during the three months ended March 31, 2008 compared to 2007. The increase was driven primarily by sales growth in the Endodontic and Latin American businesses.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales increased 15.1% during the three months ended March 31, 2008 compared to 2007. This strong growth was led by the Implant business. Currency translation also positively contributed to the growth.

Operating income increased $3.6 million during the three months ended March 31, 2008 compared to 2007. The increase was driven primarily by the sales growth in the Implant business. In addition, operating profit was also positively impacted from currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted SFAS 157 and SFAS 159 on January 1, 2008.

There have been no other material changes to the Company’s disclosure in its 2007 Annual Report on Form 10-K filed February 25, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2008

Cash flow from operating activities during the three months ended March 31, 2008 was $30.2 million compared to $41.8 million during the same period of 2007. While net income increased by $9.7 million to $68.2 million, the Company had a decrease in taxes payable and an increase in working capital compared to prior year. The working capital impact on cash flow was negative in the first quarter of 2008 principally due to the days in accounts receivable increasing to 57 from a low of 51 at December 31, 2007.

Investing activities during the first three months of 2008 include capital expenditures of $18.7 million. The Company expects that capital expenditures will be approximately $70 to $75 million for the full year of 2008. The acquisition related activity for the period ended March 31, 2008 of $2.4 million was related to earn-out payments on acquisitions from prior years.

At March 31, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2,204,000 shares for $87.8 million during the first three months of 2008 at an average price of $39.85. As of March 31, 2008, the Company held 13,976,305 shares of treasury stock. The Company also received proceeds of $3.0 million as a result of the exercise of 169,959 stock options during the three months ended March 31, 2008.

The Company’s long-term borrowings increased by a net of $104.7 million during the three months ended March 31, 2008. This change, net of exchange, included a net new borrowing of $78.3 million during the first three months and an increase of $26.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2008, the Company’s ratio of long-term debt to total capitalization increased to 27.9% compared to 24.1% at December 31, 2007. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $316.3 million to $344.7 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2008, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million United States facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss Francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $251.3 million outstanding under the multi-currency facility and $184.5 million outstanding under the commercial paper facilities at March 31, 2008.

The Company also has access to $31.5 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2008, $5.6 million is outstanding under these short-term lines of credit. At March 31, 2008, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $90.1 million.

At March 31, 2008, the Company held $105.7 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its 2007 Annual Report on Form 10-K filed February 25, 2008. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations.” It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), ”Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Company’s financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2002, a Complaint was filed in Alameda County, California (which was transferred to Los Angeles County) by Bruce Glover, DDS alleging, inter alia, breach of express and implied warranties, fraud, unfair trade practices and negligent misrepresentation in the Company’s manufacture and sale of Advance® cement. The Judge entered an Order granting class certification, as an opt-in class, which was later converted to an opt-out class. In general, the Class is defined as California dentists who purchased and used Advance® cement and were required, because of failures of the cement, to repair or reperform dental procedures for which they were not paid. The parties entered a settlement agreement, which was approved by the Court at a fairness hearing on June 15, 2007. The settlement establishes a procedure by which dentists, who believe they were required to perform dental work because of a problem caused by Advance® cement, can submit claims for review and reimbursement of unpaid fees. The claim period ended on March 31, 2008 and a total of approximately $37,000 in claims have been paid with claims in the amount of approximately $301,000 pending and under review. The Company’s primary level insurance carrier previously confirmed coverage for claims in this matter up to one million dollars, their asserted policy limits.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot deliver potable or sterile water. The Complaint seeks damages for the allegedly defective product. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2007.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. In the first quarter of 2008, the Board of Directors increased the Company's authorization to maintain shares of treasury stock from up to 14,000,000 to up to 17,000,000. During the quarter ended March 31, 2008, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that may
	Total	Average		be Purchased
	Number	Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)

January 1-31, 2008	$-	$-	$-	2,163.5
February 1-29, 2008	1,500.0	$40.46	60,689.2	677.2
March 1-31, 2008	704.0	$38.54	27,134.9	3,023.7
	$2,204.0	$39.85	$87,824.1

Item 4 - Submission of Matters to Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended March 31, 2008.

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 1, 2008
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer

/s/	William R. Jellison	May 1, 2008
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer