Form 10-Q
period 2008-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2008-07-30
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 29, 2008, DENTSPLY International Inc. (the “Company”) had 148,659,688 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended June 30, 2008

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	6

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	21

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	31

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	33

Item 1A - Risk Factors	34

Item 2 - Unregistered Sales of Securities and Use of Proceeds	34

Item 4 - Submission of Matters to a Vote of Security Holders	34

Item 5 – Other Information	35

Item 6 - Exhibits	35

Signatures	36

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net sales	$ 594,847	$ 507,362	$ 1,155,629	$ 980,226
Cost of products sold	279,361	238,578	554,900	465,164

Gross profit	315,486	268,784	600,729	515,062
Selling, general and administrative expenses	200,867	172,084	384,869	336,161
Restructuring and other costs (Note 9)	1,458	3,207	1,662	4,197

Operating income	113,161	93,493	214,198	174,704

Other income and expenses:
Interest expense	7,901	5,209	16,153	9,665
Interest income	(4,685)	(6,995)	(9,895)	(13,496)
Other (income) expense, net	-	(347)	3,097	(557)

Income before income taxes	109,945	95,626	204,843	179,092
Provision for income taxes	31,297	30,193	58,015	55,187

Net income	$ 78,648	$ 65,433	$ 146,828	$ 123,905

Earnings per common share (Note 4):
-Basic	$ 0.53	$ 0.43	$ 0.98	$ 0.82
-Diluted	$ 0.52	$ 0.42	$ 0.96	$ 0.80

Cash dividends declared per common share	$ 0.045	$ 0.040	$ 0.090	$ 0.080

Weighted average common shares outstanding (Note 4):
-Basic	148,851	152,000	149,394	152,016
-Diluted	151,790	154,873	152,371	154,723

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2008	2007
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$113,454	$169,384
Short-term investments	309,797	146,939
Accounts and notes receivable-trade, net (Note 1)	371,489	307,622
Inventories, net (Note 7)	282,795	258,032
Prepaid expenses and other current assets	104,552	100,045
Total Current Assets	1,182,087	982,022

Property, plant and equipment, net	405,603	371,409
Identifiable intangible assets, net	76,347	76,167
Goodwill, net	1,178,627	1,127,420
Other noncurrent assets, net	150,544	118,551
Total Assets	$2,993,208	$2,675,569
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$94,413	$82,321
Accrued liabilities	195,043	189,405
Income taxes payable	31,251	39,441
Notes payable and current portion
of long-term debt	4,854	1,244
Total Current Liabilities	325,561	312,411

Long-term debt	576,649	482,063
Deferred income taxes	69,727	60,547
Other noncurrent liabilities	411,744	304,146
Total Liabilities	1,383,681	1,159,167

Minority interests in consolidated subsidiaries	337	296
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at June 30, 2008 and December 31, 2007	1,628	1,628
Capital in excess of par value	180,196	173,084
Retained earnings	1,716,083	1,582,683
Accumulated other comprehensive income (Note 3)	184,615	145,819
Treasury stock, at cost, 14.0 million shares at June 30, 2008 and
12.0 million shares at December 31, 2007	(473,332)	(387,108)
Total Stockholders' Equity	1,609,190	1,516,106
Total Liabilities and Stockholders' Equity	$2,993,208	$2,675,569

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$ 146,828	$123,905
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	23,943	21,505
Amortization	4,363	3,847
Deferred income taxes	18,542	17,346
Share-based compensation expense	8,404	7,124
Restructuring and other costs	1,662	4,197
Stock option income tax benefit	(2,008)	(3,659)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(49,711)	(25,988)
Inventories, net	(10,283)	(11,453)
Prepaid expenses and other current assets	(5,314)	(5,422)
Accounts payable	9,179	5,573
Accrued liabilities	(597)	(8,851)
Income tax payable	(9,754)	25,132
Other, net	3771	1,818
Net cash provided by operating activities	139,025	155,074
Cash flows from investing activities:
Capital expenditures	(36,574)	(21,159)
Cash paid for acquisitions of businesses and equity investment	(2,415)	(26,223)
Purchases of short-term investments	(147,434)	(109,233)
Liquidation of short-term investments	12	67
Expenditures for identifiable intangible assets	(2,191)	(3,003)
Proceeds from sale of property, plant and equipment, net	799	236
Net cash used in investing activities	(187,803)	(159,315)

Cash flows from financing activities:
Net change in short-term borrowings	3,488	1,636
Cash paid for treasury stock	(95,467)	(44,222)
Cash dividends paid	(13,517)	(12,976)
Proceeds from long-term borrowings	77,799	149,548
Payments on long-term borrowings	-	(117,161)
Proceeds from exercise of stock options	5,741	26,312
Excess tax benefits from share-based compensation	2,008	3,659
Net provided (used in) by cash financing activities	(19,948)	6,796

Effect of exchange rate changes on cash and cash equivalents	12,796	1,814
Net (decrease) increase in cash and cash equivalents	(55,930)	4,369
Cash and cash equivalents at beginning of period	169,384	65,064
Cash and cash equivalents at end of period	$ 113,454	$ 69,433

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of DENTSPLY International Inc., as applied in the consolidated interim financial statements presented herein, are substantially the same as presented on pages 51 through 56 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables - trade are stated net of allowances for doubtful accounts and trade discounts, which were $18.7 million and $18.9 million at June 30, 2008 and December 31, 2007, respectively.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires the Company to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Fair Value Option

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. While SFAS 159 became effective for the Company’s 2008 fiscal year, the Company did not elect the fair value measurement option for any of the Company’s financial assets or liabilities not already recorded at fair value.

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

       In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), ”The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.

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

The following table represents total stock based compensation expense and the tax related benefit for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Stock option expense	$2.9	$3.1	$5.7	$6.2
RSU expense	1.1	0.5	2.1	0.8
Total stock based compensation expense	$4.0	$3.6	$7.8	$7.0

Total related tax benefit	$0.7	$0.9	$1.8	$1.8

The remaining unamortized compensation cost related to non-qualified stock options is $16.7 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSUs is $9.6 million, which will be expensed over the remaining restricted period of the RSUs, or 2.1 years.

The following table summarizes the non-qualified stock options transactions from December 31, 2007 through June 30, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)

December 31, 2007	10,314	$26.41	$192,333	7,378	$22.46	$166,664
Granted	92	39.64
Exercised	(298)	19.29
Forfeited	(101)	34.16

June 30, 2008	10,007	$26.66	$114,801	7,234	$22.76	$104,346

The weighted average remaining contractual term of all outstanding options is 6.1 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes the unvested restricted stock units and restricted stock units dividend transactions from December 31, 2007 through June 30, 2008:

	Unvested Restricted Stock Units
		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share data)

Unvested at December 31, 2007	211	$30.99
Granted	211	41.12
Exercised	(1)	30.80
Vested	(3)	42.10
Forfeited	(11)	34.57

Unvested at June 30, 2008	407	$36.08

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Net Income	$78,648	$65,433	$146,828	$123,905
Other comprehensive income:
Foreign currency translation adjustments	(2,852)	14,168	97,847	27,536
Unrealized loss on available-for-sale securities	-	(41)	-	(138)
Amortization of unrecognized losses and
prior year service cost, net	208	150	(119)	401
Change in assumptions for the Company’s
benefit plans	3,713	-	3,713	-
Net gain (loss) on derivative financial instruments	16,167	(163)	(62,645)	(5,855)
Total comprehensive income	$95,884	$79,547	$185,624	$145,849

During the quarter ended June 30, 2008, foreign currency translation adjustments included currency translation losses of $8.8 million and gains of $5.9 million on the Company’s loans designated as hedges of net investments. During the quarter ended June 30, 2007, foreign currency translation adjustments included currency translation gains of $10.1 million and gains of $4.1 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2008, foreign currency translation adjustments included currency translation gains of $108.1 million and losses of $10.3 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2007, foreign currency translation adjustments included currency translation gains of $24.7 million and gains of $2.8 million on the Company’s loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains and losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Foreign currency translation adjustments	$338,918	$241,071
Unrecognized losses and prior service cost, net	(5,804)	(9,398)
Net loss on derivative financial instruments	(148,499)	(85,854)
	$184,615	$145,819

The cumulative foreign currency translation adjustments included translation gains of $439.2 million and $331.1 million as of June 30, 2008 and December 31, 2007, respectively, offset by losses of $100.3 million and $90.0 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net losses on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation

Net income	$ 78,648	$ 65,433	$ 146,828	$ 123,905

Common shares outstanding	148,851	152,000	149,394	152,016

Earnings per common share - basic	$ 0.53	$ 0.43	$ 0.98	$ 0.82
Diluted Earnings Per Common Share Computation

Net income	$ 78,648	$ 65,433	$ 146,828	$ 123,905

Common shares outstanding	148,851	152,000	149,394	152,016
Incremental shares from assumed exercise
of dilutive options	2,939	2,873	2,977	2,707
Total shares	151,790	154,873	152,371	154,723

Earnings per common share - diluted	$ 0.52	$ 0.42	$ 0.96	$ 0.80

Options to purchase 1.3 million and 1.4 million shares of common stock that were outstanding during the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive shares during the three and six months ended June 30, 2007, were 1.4 million and 1.6 million, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

One of the Company’s 2005 acquisitions and one of the Company’s 2007 acquisitions included provisions for possible additional payments based on the post closing performance of the individual businesses. During the first six months of 2008, the Company paid $2.4 million in additional purchase price under these agreements.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% and 97% of sales for the periods ended June 30, 2008 and 2007, respectively.

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

United States, Germany, and Certain Other European Regions Consumables Businesses

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

The following tables set forth information about the Company’s operating groups for the three and six months ended June 30, 2008 and 2007:

Third Party Net Sales	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 126,378	$ 106,221	$ 248,906	$ 206,634
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	118,776	98,005	220,344	184,710
Canada/Latin America/Endodontics/
Orthodontics	168,551	149,374	322,349	284,453
Global Dental Laboratory Business/
Implants/Non-Dental	182,063	154,703	366,194	306,743
All Other (a)	(921)	(941)	(2,164)	(2,314)
Total	$ 594,847	$ 507,362	$ 1,155,629	$ 980,226

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles (“GAAP”), and is therefore considered a non-GAAP measure. This non-GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales, excluding precious metal content, to net sales is provided below.

Third Party Net Sales, excluding precious metal content	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 126,378	$ 106,221	$ 248,906	$ 206,634
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	112,675	92,029	207,919	172,063
Canada/Latin America/Endodontics/
Orthodontics	167,545	148,496	320,442	282,479
Global Dental Laboratory Business/
Implants/Non-Dental	136,595	116,303	263,418	226,512
All Other (a)	(921)	(941)	(2,164)	(2,314)
Total excluding Precious Metal Content	542,272	462,108	1,038,521	885,374
Precious Metal Content	52,575	45,254	117,108	94,852
Total including Precious Metal Content	$ 594,847	$ 507,362	$ 1,155,629	$ 980,226

(a) Includes: amounts recorded at Corporate headquarters.

Inter-segment Net Sales	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 33,057	$ 35,480	$ 62,402	$ 72,368
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,493	4,053	2,633	6,374
Canada/Latin America/Endodontics/
Orthodontics	29,720	23,293	54,828	44,819
Global Dental Laboratory Business/
Implants/Non-Dental	24,026	22,976	46,692	48,368
All Other (a)	49,308	36,279	95,673	72,201
Eliminations	(137,604)	(122,081)	(262,228)	(244,130)
Total	$ -	$ -	$ -	$ -

Segment Operating Income	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 44,881	$ 37,869	$ 88,235	$ 71,802
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	4,263	4,141	5,579	4,718
Canada/Latin America/Endodontics/
Orthodontics	55,061	45,088	106,340	87,555
Global Dental Laboratory Business/
Implants/Non-Dental	36,310	28,893	68,495	57,527
All Other (b)	(25,896)	(19,291)	(52,789)	(42,701)
Segment Operating Income	114,619	96,700	215,860	178,901

Reconciling Items:
Restructuring and other costs	(1,458)	(3,207)	(1,662)	(4,197)
Interest Expense	(7,901)	(5,209)	(16,153)	(9,665)
Interest Income	4,685	6,995	9,895	13,496
Other income (expense), net	-	347	(3,097)	557
Income before income taxes	$ 109,945	$ 95,626	$ 204,843	$ 179,092

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	June 30,	December 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$415,297	$382,913
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	344,680	315,531
Canada/Latin America/Endodontics/
Orthodontics	785,835	715,300
Global Dental Laboratory Business/
Implants/Non-Dental	961,632	898,043
All Other (a)	485,764	363,782
Total	$2,993,208	$2,675,569

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At June 30, 2008 and December 31, 2007, the cost of $10.3 million, or 3.7%, and $10.6 million, or 4.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $30.7 million and $26.2 million as of June 30, 2008 and December 31, 2007, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2008 and December 31, 2007 by $5.3 million and $4.4 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Finished goods	$161,670	$155,402
Work-in-process	56,771	49,622
Raw materials and supplies	64,354	53,008
	$282,795	$258,032

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2008 and June 30, 2007, respectively:

Defined Benefit Plans	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$ 1,610	$ 1,635	$ 3,416	$ 3,314
Interest cost	2,187	1,650	4,435	3,431
Expected return on plan assets	(1,207)	(895)	(2,365)	(2,000)
Amortization of transition obligation	63	54	124	107
Amortization of prior service cost	43	24	89	61
Amortization of net loss	(11)	314	62	598

Net periodic benefit cost	$ 2,685	$ 2,782	$ 5,761	$ 5,511

Other Postretirement Plans	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$ 13	$ 16	$ 25	$ 32
Interest cost	157	130	313	261
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	-	(96)	-	(193)
Amortization of net loss	37	31	74	62

Net periodic benefit cost	$ 207	$ 81	$ 412	$ 162

The following sets forth the information related to the funding of the Company’s benefit plans for 2008:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
Actual, June 30, 2008	$4,654	$403
Projected for the remainder of the year	4,177	662
Total for year	$8,831	$1,065

NOTE 9 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring accruals of $1.6 million for the six months ended June 30, 2008 are reflected in accrued liabilities and other non-current liabilities in the consolidated condensed balance sheets and the associated costs are recorded in restructuring and other costs in the income statements. The accruals consist of employee severance benefits, payments due under operating contracts, and other restructuring costs. For further information regarding the Company’s restructuring plans and the associated accruals, refer to Note 14, Restructuring, Impairment and Other Costs in the Notes to Consolidated Financial Statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not expect any additional significant expenses related to any existing restructuring plans. The Company did not initiate any new restructuring plans for the three months or six months ended June 30, 2008.

As of June 30, 2008, the Company’s restructuring accruals were as follows:

	Severance
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)
Balance, December 31, 2007	$1,617	$925	$2,542
Provisions	173	8	181
Amounts applied	(755)	(801)	(1,556)
Change in estimate	(147)	-	(147)
Balance, June 30, 2008	$888	$132	$1,020

	Lease/contract terminations
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)
Balance, December 31, 2007	$252	$-	$252
Provisions	-	165	165
Amounts applied	(61)	(165)	(226)
Change in estimate	-	-	-
Balance, June 30, 2008	$191	$-	$191

	Other restructuring costs
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)
Balance, December 31, 2007	$206	$52	$258
Provisions	312	515	827
Amounts applied	(283)	(164)	(447)
Change in estimate	(160)	(92)	(252)
Balance, June 30, 2008	$75	$311	$386

The following table provides the cumulative amounts for the provision, amounts applied, and changes in estimates for all the plans by segment:

	December 31,		Amounts	Change	June 30,
	2007	Provisions	applied	in estimate	2008
	(in thousands)
United States, Germany, and Certain
Other European Regions
Consumable Businesses	$234	$326	$(289)	$-	$271
France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	220	1	(3)	-	218
Canada/Latin America/
Endodontics/Orthodontics	619	490	(557)	(92)	460
Global Dental Laboratory Business/
Implants/Non-Dental	1,979	356	(1,380)	(307)	648
	$3,052	$1,173	$(2,229)	$(399)	$1,597

A legal settlement in the amount of $0.9 million was recorded for the three months and six months ended June 30, 2008 and is reflected in accrued liabilities in the consolidated condensed balance sheets.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments

The Company believes the carrying amounts of short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long-term debt, including the current portion, was $576.8 million as of June 30, 2008. The fair value of the Company’s long-term debt approximates its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps, cross currency interest rate swaps, commodity swaps, forward exchange contracts, and foreign currency denominated debt held at the parent company level to manage risks generally associated with foreign exchange rates, interest rates and commodity price fluctuations. The aggregate pre-tax net fair value of the Company’s derivative instruments at June 30, 2008 and December 31, 2007 was negative $243.3 million and negative $141.6 million, respectively. For a more detailed discussion of the Company’s derivative instruments, refer to the Company’s 2007 Annual Report on Form 10-K.

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

Amounts recorded in accumulated other comprehensive income related to cash flow hedging instruments follow:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Beginning balance	$(2,843)	$(2,757)	$(1,573)	$(3,003)

Changes in fair value of derivatives	3,510	831	2,033	578
Reclassifications to earnings from equity	(322)	249	(115)	748
Total activity	3,188	1,080	1,918	1,326

Ending balance	$ 345	$(1,677)	$ 345	$(1,677)

As of June 30, 2008, $0.7 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months.

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

Amounts recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations follow:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Beginning balance	$179,947	$113,678	$156,790	$106,248

Foreign currency translation adjustment	(8,785)	10,033	108,087	24,781
Changes in fair value of:
Foreign currency debt	5,933	4,135	(10,240)	2,755
Derivative hedge instruments	12,979	(1,243)	(64,563)	(7,181)
Total activity	10,127	12,925	33,284	20,355

Ending balance	$190,074	$126,603	$190,074	$126,603

NOTE 11 – UNCERTAINTIES IN INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. During the next 12 months, expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $3.8 million, $0.1 million of which will have no impact upon the effective income tax rate. A decrease of unrecognized tax benefits of approximately $23.1 million, $6.3 million of which will have no impact upon the effective income tax rate could occur as a result of final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months.

NOTE 12 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in accumulated other comprehensive income on the consolidated condensed balance sheet. In addition, the Company records non-performance risk adjustments on its financial instruments to the income statement. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of financial instrument. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no pricing observability and a higher degree of judgment utilized in measuring fair value.

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

Under SFAS 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS 159 for any of the Company’s financial assets or liabilities not already recorded at fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets,” “Other noncurrent liabilities,” and “Accrued liabilities.” As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Six Months Ended June 30, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$113,454	$113,454	$-	$-
Commodity forward purchase contracts	378	-	378	-
Interest rate swaps	16	-	16	-
Foreign exchange forward contracts	896	-	896	-
Total assets	$114,744	$113,454	$1,290	$-
Liabilities
Interest rate swaps	$3,239	$-	$3,239	$-
Cross currency interest rate swaps	241,393	-	241,393	-
Total liabilities	$244,632	$-	$244,632	$-

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

      Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The Court granted the Company’s Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs' damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. DENTSPLY and the dealers filed Motions to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The District Court has granted the Motions filed by DENTSPLY and the dealers, leaving only the resale price maintenance claim. The Plaintiffs have appealed the dismissal of their claims to the Third Circuit. Additionally, manufacturers of two competitive tooth lines and a dealer, as a putative class action, have filed separate actions seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. The Complaint seeks damages for the allegedly defective product. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

NOTE 14 – SUBSEQUENT EVENT

       On July 25, 2008, the Company entered into a Term Loan Agreement with a group of lenders providing financing in the amount of 12.6 billion Japanese Yen at a floating rate of three month Yen Libor plus 72.5 basis points through March 28, 2012. The net proceeds after deducting fees and expenses of the loan are 12.5 billion Japanese Yen or approximately $117.9 million. The proceeds were used to refinance debt borrowed under the revolving credit facility. The obligations of the Company and the lenders are subject to the terms and conditions of the Term Loan Agreement.

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

The Company has three main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; and 3) Dental Specialty Products.

Dental consumable products consist of dental sundries and small equipment used in dental offices by general practitioners in the treatment of patients. DENTSPLY’s dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names. Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

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

This quarter the Company modified its methodology of calculating internal growth. This change better reflects organic growth in an environment where exchange rates have moved significantly from prior periods. The impact of this change for both the quarter and on a year to date basis was to reduce the internal growth calculation from what it would have been under the prior method. The Company changed the calculation as the previous method potentially inflated the internal growth number. The prior years have been reviewed and this change would have had little or no effect.

During the six months ended June 30, 2008, the Company’s overall internal growth was 5.8%. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 2.4% and 8.9%, respectively during the first six months of 2008. The internal growth rate in all other regions during the six months ended June 30, 2008 was 6.8%.

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company continues to pursue several research and development initiatives to support further technological developments, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions, investments in companies and licensing of technology. Management believes that there will continue to be adequate opportunities to participate as a consolidator or investor in the industry for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED JUNE 30, 2008 COMPARED TO QUARTER ENDED JUNE 30, 2007

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

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles (GAAP), and is therefore considered a non-GAAP measure. The Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

     The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$594.8	$507.4	$87.4	17.2%
Precious metal content of sales	(52.5)	(45.3)	(7.2)	15.9%
Net sales, excluding precious metal content	$542.3	$462.1	$80.2	17.3%

The net sales growth of 17.3%, excluding precious metal content, was comprised of 5.9% of internal growth, 8.3% of foreign currency translation and 3.1% for net acquisitions. The 5.9% of internal growth was comprised of 0.9% in the United States, 10.2% in Europe and 8.0% for all other regions combined.

Internal Sales Growth

United States

The internal sales growth for this region was 0.9%, excluding precious metal content. Overall, all product categories were impacted by a slowing of the U.S. economy. In addition, the Company’s sales of local anesthetics products were lower in the period due to clearing of large back orders in the second quarter of 2007. Sales growth in the U.S., excluding local anesthetics, was 2.4%.

Europe

In Europe, the internal sales growth of 10.2%, excluding precious metal content, was led by continued strong performance in all of the specialty businesses and the consumables businesses.

All Other Regions

The internal sales growth of 8.0%, excluding precious metal content, in all other regions was primarily the result of continued strong sales growth in the specialty businesses and consumables businesses and strong regional growth in Asia, Australia, the Middle East and Latin America and solid growth in Japan.

Gross Profit

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Gross Profit	$315.5	$268.8	$46.7	17.4%
Gross Profit as a percentage of net
sales, including precious metal content	53.0%	53.0%
Gross Profit as a percentage of net
sales, excluding precious metal content	58.2%	58.2%

Gross profit as a percentage of net sales, excluding precious metal content, was 58.2% for the three months ended June 30, 2008 and 2007. In the second quarter of 2008, gross profit was favorably impacted by product mix and operational improvements. The favorable impact was offset by negative product mix from recent acquisitions, unfavorable purchase price variances related to the weakening U.S. dollar, and significant contraction in the precious metal alloy market.

Operating Expenses

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (“SG&A”)	$200.9	$172.1	$28.8	16.7%
Restructuring and other costs	$1.5	$3.2	$(1.7)	(53.1)%

SG&A as a percentage of net
sales, including precious metal content	33.8%	33.9%
SG&A as a percentage of net
sales, excluding precious metal content	37.1%	37.2%

SG&A Expenses

SG&A expenses, as a percentage of net sales, excluding precious metal content, decreased to 37.1% in 2008 from 37.2% in 2007. The decrease is related to leveraging of existing overhead partially offset by costs associated with our biennial Friadent Worldwide Implant Symposium.

Restructuring and Other Costs, Net

During the three months ended June 30, 2008, the Company recorded restructuring and other costs of $1.5 million. These costs are related to legal settlements and ongoing restructuring plans to reduce operational costs. Net income for the second quarter of 2008 included restructuring and other costs, net of tax, of $0.9 million or $0.01 per diluted share, compared to the second quarter of 2007, which included restructuring and other costs, net of tax, of $2.0 million, or $0.01 per diluted share. (See also Note 9, Restructuring and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Three Months Ended
	June 30,
	2008	2007	Change
	(in millions)
Net interest expense (income)	$3.2	$(1.8)	$5.0
Other (income), net	-	(0.3)	0.3
Net interest and other expense (income)	$3.2	$(2.1)	$5.3

Net Interest Expense (Income)

The change in net interest in 2008 compared to 2007, for the three months ended June 30, was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net expense in 2008 versus net income in 2007 on the Euro and Swiss franc net investment hedges. The impact of the Company’s net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company’s income and equity. The negative impact in net interest expense is expected to continue throughout the year, if currency and interest rates do not change. Additionally, the Company recorded income of $1.8 million for the provisions of SFAS 157, “Fair Value Measurements.”

Other (Income), Net

Other income for the three months ended June 30, 2008, included approximately $0.4 million of currency transaction gains and $0.4 million of other non-operating costs. The 2007 period included $0.4 million of currency translation gains and $0.1 million of other non-operating losses.

Income Taxes and Net Income

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions, except per share data)
Income tax rates	28.5%	31.6%
Net income	$78.6	$65.4	$13.2	20.2%
Earnings per common share:
- Diluted	$0.52	$0.42

The Company’s effective tax rate for the three months ended June 30, 2008 decreased to 28.5% from 31.6% for the same period in 2007. This decrease related to both a lowering of the German tax rate, which was effective as of January 1, 2008, and the benefits from a European legal entity restructuring.

For the period ending June 30, 2008, net income increased $13.2 million, or 20.2%, to $78.6 million. Fully diluted earnings per share were $0.52 in the second quarter 2008, an increase of 23.8% from $0.42 in the second quarter 2007.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$126.4	$106.2	$20.2	19.0%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$112.7	$92.0	$20.7	22.5%

Canada/Latin America/Endodontics/
Orthodontics	$167.5	$148.5	$19.0	12.8%

Global Dental Laboratory Business/
Implants/Non-Dental	$136.6	$116.3	$20.3	17.5%

Segment Operating Income	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$44.9	$37.9	$7.0	18.5%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$4.3	$4.1	$0.2	4.9%

Canada/Latin America/Endodontics/
Orthodontics	$55.1	$45.1	$10.0	22.2%

Global Dental Laboratory Business/
Implants/Non-Dental	$36.3	$28.9	$7.4	25.6%

United States, Germany, and Certain Other European Regions Consumables Businesses

Net sales increased 19.0% during the three months ended June 30, 2008 compared to 2007. Sales growth was primarily driven by acquisitions completed in 2007 and strong growth in the European consumables businesses. Currency translation contributed to the growth.

Operating income increased $7.0 million during the three months ended June 30, 2008 compared to 2007. The increase was primarily related to acquisitions completed in 2007 and from stronger sales growth in the period.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales increased 22.5% during the three months ended June 30, 2008 compared to 2007. Strong growth occurred across most geographies within the segment. Currency translation contributed to the growth.

Operating income increased $0.2 million during the three months ended June 30, 2008 compared to 2007. The increase in income was related to sales growth and was primarily offset by cost increases and higher investments to support future growth.

Canada/Latin America/Endodontics/Orthodontics

Net sales increased 12.8% during the three months ended June 30, 2008 compared to 2007. Growth occurred in all the businesses within the segment, especially within our Endodontic, Orthodontic, and Latin America businesses. Currency translation contributed to the growth.

Operating income increased $10.0 million during the three months ended June 30, 2008 compared to 2007. The increase was driven primarily by sales growth.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales increased 17.5% during the three months ended June 30, 2008 compared to 2007. The increase was led by solid growth of dental implants. Currency translation contributed to the growth.

Operating income increased $7.4 million during the three months ended June 30, 2008 compared to 2007. The increase was driven primarily by the sales growth in dental implants. In addition, currency translation contributed to the operating profit.

RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Net Sales

The following is a reconciliation of net sales to net sales excluding precious metal content.

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$1,155.6	$980.2	$175.4	17.9%
Precious metal content of sales	(117.1)	(94.8)	(22.3)	23.5%
Net sales, excluding precious metal content	$1,038.5	$885.4	$153.1	17.3%

The net sales growth of 17.3%, excluding precious metal content, was comprised of 5.8% of internal growth, 8.3% of foreign currency translation and 3.2% for net acquisitions. The 5.8% of internal growth was comprised of 2.4% in the United States, 8.9% in Europe and 6.8% for all other regions combined.

Internal Sales Growth

United States

The internal sales growth of 2.4%, excluding precious metal content, in the United States was primarily a result of strong growth in the laboratory business. Specialty businesses growth was impacted by continued softness in the market. Consumables businesses had modest growth for the first half of 2008, excluding anesthetics products. The Company’s sales of local anesthetics products were lower in the first half of 2008 due to clearing of large back orders in the second quarter of 2007.

Europe

In Europe, the internal sales growth of 8.9%, excluding precious metal content, was led by strong performance in all of our specialty businesses and solid growth in our consumables businesses.

All Other Regions

The internal sales growth of 6.8%, excluding precious metal content, in all other regions was primarily the result of continued strong sales growth in the specialty businesses and strong regional growth in Asia, Australia, the Middle East, and Latin America.

Gross Profit

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Gross Profit	$600.7	$515.1	$85.6	16.6%
Gross Profit as a percentage of net
sales, including precious metal content	52.0%	52.5%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.8%	58.2%

The 0.4% decrease in gross profit as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2008 compared to 2007 was primarily due to recent acquisitions and unfavorable purchase price variances related to the weakening U.S. dollar. Additionally, the Company believes that a significant contraction in the precious metal alloy market, due to the dramatic increase in the price of precious metals over the past few years, continues to negatively impact product mix in the period.

Operating Expenses

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (“SG&A”)	$384.9	$336.2	$48.7	14.5%
Restructuring and other costs	$1.7	$4.2	$(2.5)	(59.5)%

SG&A as a percentage of net
sales, including precious metal content	33.3%	34.3%
SG&A as a percentage of net
sales, excluding precious metal content	37.1%	38.0%

SG&A Expenses

SG&A expenses, measured against net sales, excluding precious metal content, decreased to 37.1% in 2008 from 38.0% in 2007. The decrease is related to leveraging of existing overhead as well as costs associated with our biennial Friadent Worldwide Implant Symposium.

Restructuring and Other Costs, Net

During the six months ended June 30, 2008, the Company recorded restructuring and other costs of $1.7 million.

The costs associated with the six months ended June 30, 2008 related to legal settlements and costs related to restructuring to reduce operational costs. (See also Note 9 to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Six Months Ended
	June 30,
	2008	2007	Change
	(in millions)
Net interest expense (income)	$6.3	$(3.8)	$10.1
Other expense (income), net	3.1	(0.6)	3.7
Net interest and other expense (income)	$9.4	$(4.4)	$13.8

Net Interest Expense (Income)

The change in net interest in 2008 compared to 2007, for the six months ended June 30, was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net expense in 2008 versus net income in 2007 on the Euro and Swiss franc net investment hedges. The impact of the Company’s net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company’s income and equity. The negative impact in net interest expense is expected to continue throughout the year, if currency and interest rates do not change. Additionally, the Company recorded income of $1.8 million for the provisions of SFAS 157, “Fair Value Measurements.”

Other Expense (Income), Net

Other expenses in the six months ended June 30, 2008, included approximately $2.3 million of currency transaction losses and $0.8 million of other non-operating losses. The 2007 period included $0.5 million of currency transaction gains and $0.1 million of other non-operating income.

Income Taxes and Net Income

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions, except per share data)
Income tax rates	28.3%	30.8%
Net income	$146.8	$123.9	$22.9	18.5%
Earnings per common share:
- Diluted	$0.96	$0.80

The Company's effective tax rate for the six months ended June 30, 2008 decreased to 28.3% from 30.8% for the same period in 2007.

Net income increased $22.9 million, or 18.5%, to $146.8 million in 2008 from $123.9 million in 2007. Fully diluted earnings per share are $0.96 in 2008, an increase of approximately 20.0% from $0.80 in 2007. Net income for the first half of 2008 included restructuring and other costs, net of tax, of $1.0 million or $0.01 per diluted share, compared to the second quarter of 2007, which included restructuring and other costs, net of tax, of $2.7 million, or $0.02 per diluted share.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$248.9	$206.6	$42.3	20.5%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$207.9	$172.1	$35.8	20.8%

Canada/Latin America/Endodontics/
Orthodontics	$320.4	$282.5	$37.9	13.4%

Global Dental Laboratory Business/
Implants/Non-Dental	$263.4	$226.5	$36.9	16.3%

Segment Operating Income
	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$88.2	$71.8	$16.4	22.8%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$5.6	$4.7	$0.9	19.1%

Canada/Latin America/Endodontics/
Orthodontics	$106.3	$87.6	$18.7	21.3%

Global Dental Laboratory Business/
Implants/Non-Dental	$68.5	$57.5	$11.0	19.1%

United States, Germany, and Certain Other European Regions Consumables Businesses

Net sales for this group increased 20.5% during the six months ended June 30, 2008 compared to 2007. Sales growth was primarily driven by acquisitions completed in 2007. This segment also benefited from strong growth in consumables businesses in Germany and certain other European regions. Currency translation contributed to the growth.

Operating profit increased $16.4 million during the six months ended June 30, 2008 compared to 2007. The increase was primarily related to sales growth and acquisitions completed in 2007.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales for this group increased 20.8% during the six months ended June 30, 2008 compared to 2007. Strong growth occurred across most geographies within the segment. Currency translation contributed to the growth

Operating profit increased $0.9 million during the six months ended June 30, 2008 compared to 2007. The increase in income was related to sales growth and was primarily offset by cost increases and higher investments to support future growth.

Canada/Latin America/Endodontics/Orthodontics

Net sales for this group increased 13.4% during the six months ended June 30, 2008 compared to 2007. Growth occurred in all the businesses within the segment. Currency translation contributed to the growth.

Operating profit increased $18.7 million during the six months ended June 30, 2008 compared to 2007. The increase was driven primarily by sales growth.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales for this group increased 16.3% during the six months ended June 30, 2008 compared to 2007. The growth was led by dental implants. Currency translation contributed to the growth.

Operating profit increased $11.0 million during the six months ended June 30, 2008 compared to 2007. The increase in operating profits was driven primarily by the sales growth in dental implants. Currency translation contributed to the growth.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted SFAS 157 and SFAS 159 on January 1, 2008.

There have been no other material changes to the Company’s disclosure in its 2007 Annual Report on Form 10-K filed February 25, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2008

Cash flow from operating activities during the six months ended June 30, 2008 was $139.0 million compared to $155.1 million during the same period of 2007. While net income increased by $22.9 million to $146.8 million, the Company had higher tax payments in 2008 and an increase in working capital compared to prior year. The working capital impact on cash flow was negative for the first six months of 2008 principally due to the days in accounts receivable increasing to 56 from a low of 51 at December 31, 2007.

Investing activities during the first six months of 2008 include capital expenditures of $36.6 million. The Company expects that capital expenditures will be approximately $70 to $75 million for the full year of 2008. The acquisition related activity for the period ended June 30, 2008 of $2.4 million was related to earn-out payments on acquisitions from prior years.

At June 30, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2,404,400 shares for $95.5 million during the first six months of 2008 at an average price of $39.71. As of June 30, 2008, the Company held 14,047,276 shares of treasury stock. The Company also received proceeds of $5.7 million as a result of the exercise of 297,637 stock options during the six months ended June 30, 2008.

The Company’s long-term borrowings increased by a net of $94.6 million during the six months ended June 30, 2008. This change, net of exchange, included a net new borrowing of $77.9 million during the first six months and an increase of $16.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2008, the Company’s ratio of long-term debt to total capitalization increased to 26.4% compared to 24.1% at December 31, 2007. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $316.3 million to $423.3 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2008, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under two commercial paper facilities; a $250 million United States facility and a $250 million U.S. dollar equivalent European facility (“Euro CP facility”). Under the Euro CP facility, borrowings can be denominated in Swiss Francs, Japanese yen, Euros, British pounds sterling and U.S. dollars. The multi-currency revolving credit facility serves as a back-up to these commercial paper facilities. The total available credit under the commercial paper facilities and the multi-currency facility in the aggregate is $500 million with $241.7 million outstanding under the multi-currency facility and $184.0 million outstanding under the commercial paper facilities at June 30, 2008.

The Company also has access to $35.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2008, $4.7 million is outstanding under these short-term lines of credit. At June 30, 2008, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $104.7 million.

At June 30, 2008, the Company held $101.4 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

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

       In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), ”The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania based on assertions that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. The Complaint seeks damages for the allegedly defective product. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K filed for the year ending December 31, 2007.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June 30, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended June 30, 2008, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that
	Total	Average		May be Purchased
	Number	Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)

April 1-30, 2008	-	$-	$-	3,063.5
May 1-31, 2008	-	-	-	3,151.4
June 1-30, 2008	200.4	38.14	7,643.3	2,952.7
	200.4	$38.14	$7,643.3

Item 4 - Submission of Matters to Vote of Security Holders

(a)	On May 13, 2008, the Company held its 2008 Annual Meeting of Shareholders.

(b)	The following matters were voted upon at the Annual Meeting, with the results indicated:

1.	Election of Class I Directors:

Nominee	Votes For	Votes Withheld
Michael C. Alfano	124,644,955	11,819,541
Eric K. Brandt	125,575,082	10,889,414
William F. Hecht	125,065,571	11,398,925
Francis J. Lunger	125,610,281	10,854,215

2.

Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the financial statements of the Company and to audit the Company’s internal control over financial reporting for the year ending December 31, 2008:

Votes For:	134,375,641
Votes Against:	1,993,259
Abstentions:	95,596

3.	Proposal to require the Company to prepare a sustainability report:

Votes For:	36,482,809
Votes Against:	66,068,838
Abstentions:	20,010,371
Broker Non-Votes:	13,902,478

Item 5 – Other Information

Effective July 28, 2008, the Board of Directors of the Company amended the By-Laws of the Company.  A complete copy of the Amended and Restated By-Laws is included as an exhibit to this 10-Q.  The following is a description of the amendments other than editorial changes.

Previously, Article I, Section 1 of the By-Laws required the Board to establish the date, time and place of the Annual Meeting within 75 days following the close of the Company's fiscal year.  This provision has been amended to delete the 75-day deadline and to instead provide that the Annual Meeting shall be held on such date and time as designated by the Board.

Article I, Section 6 of the By-Laws previously provided that a majority of the shares represented at a stockholder meeting at the time of adjournment may adjourn the meeting.  This provision has been amended to remove specific reference to adjournment by stockholders and to more generally provide that stockholders' meetings may be adjourned from time to time.

Sections 11 and 12 previously provided different notice periods for stockholder proposals and stockholder nominations for directors.   These sections have been amended to: (i) apply the same notice periods to both stockholder proposals and stockholder nominations, (ii) amend the notice period from 60 days to a time period of not less than 90, and not more than 120 days, prior to the anniversary date of the annual meeting, (iii) provide a separate notice period in the event the annual meeting is more than 25 days before or after the anniversary date of the prior year's annual meeting and (iv) expand the disclosure required in the stockholder's written notice to cover hedging and derivative transactions of such stockholder.

Previously, Article IV, Section 1 of the By-Laws provided that shares of the Company's stock shall be certificated and Article IV, Section 2 of the By-Laws provided for the transfer of shares with respect to certificated shares only.  Sections 1 and 2 have been amended to provide for issuance and transfer of uncertificated shares.

Item 6 - Exhibits

Exhibit Number

3.1	By-Laws, as amended.
10.1	Board Compensation Agreement.
31	Section 302 Certification Statements.
32	Section 906 Certification Statement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	July 30, 2008
	Bret W. Wise	Date
Chairman of the Board, Chief Executive Officer
and President

/s/	William R. Jellison	July 30, 2008
	William R. Jellison	Date
Senior Vice President
and Chief Financial Officer