Form 10-Q
period 2008-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2008-10-29
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Registrants telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: At October 28, 2008, DENTSPLY International Inc. (the Company) had 148,952,461 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended September 30, 2008

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	6

Item 2 - Managements Discussion and Analysis of

Financial Condition and Results of Operations	21

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	32

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	35

Item 2 - Unregistered Sales of Securities and Use of Proceeds	35

Item 4 - Submission of Matters to a Vote of Security Holders	35

Item 6 - Exhibits	35

Signatures	36

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Net sales	$ 529,953	$ 488,103	$ 1,685,582	$ 1,468,329
Cost of products sold	249,770	235,113	804,670	700,277

Gross profit	280,183	252,990	880,912	768,052
Selling, general and administrative expenses	180,729	165,708	565,599	501,869
Restructuring and other costs (Note 9)	18,539	4,692	20,202	8,889

Operating income	80,915	82,590	295,111	257,294

Other income and expenses:
Interest expense	9,284	7,138	25,437	16,803
Interest income	(4,669)	(6,613)	(14,564)	(20,109)
Other (income) expense, net	1,049	220	4,145	(337)

Income before income taxes	75,251	81,845	280,093	260,937
Provision for income taxes	9,204	16,126	67,219	71,313

Net income	$ 66,047	$ 65,719	$ 212,874	$ 189,624

Earnings per common share (Note 4):
-Basic	$ 0.44	$ 0.43	$ 1.43	$ 1.25
-Diluted	$ 0.44	$ 0.42	$ 1.40	$ 1.23

Cash dividends declared per common share	$ 0.045	$ 0.040	$ 0.135	$ 0.120

Weighted average common shares outstanding (Note 4):
-Basic	148,775	151,632	149,186	151,886
-Diluted	151,697	154,736	152,137	154,735

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2008	2007
	(in thousands)
Current Assets:
Cash and cash equivalents	$54,205	$169,384
Short-term investments	190,545	146,939
Accounts and notes receivable-trade, net (Note 1)	345,477	307,622
Inventories, net (Note 7)	278,761	258,032
Prepaid expenses and other current assets	103,108	100,045
Total Current Assets	972,096	982,022

Property, plant and equipment, net	386,885	371,409
Identifiable intangible assets, net	68,466	76,167
Goodwill, net	1,145,212	1,127,420
Other noncurrent assets, net	88,652	118,551
Total Assets	$2,661,311	$2,675,569

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$90,782	$82,321
Accrued liabilities	213,112	189,405
Income taxes payable	31,325	39,441
Notes payable and current portion
of long-term debt	2,828	1,244

Total Current Liabilities	338,047	312,411

Long-term debt	401,685	482,063
Deferred income taxes	63,187	60,547
Other noncurrent liabilities	271,618	304,146

Total Liabilities	1,074,537	1,159,167

Minority interests in consolidated subsidiaries	355	296
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at September 30, 2008 and December 31, 2007	1,628	1,628
Capital in excess of par value	186,275	173,084
Retained earnings	1,775,410	1,582,683
Accumulated other comprehensive income (Note 3)	91,827	145,819
Treasury stock, at cost, 13.9 million shares at September 30, 2008 and
12.0 million shares at December 31, 2007	(468,721)	(387,108)
Total Stockholders' Equity	1,586,419	1,516,106
Total Liabilities and Stockholders' Equity	$2,661,311	$2,675,569

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$212,874	$189,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,697	32,212
Amortization	6,703	5,608
Deferred income taxes	25,245	11,617
Share-based compensation expense	12,748	11,541
Restructuring and other costs	20,202	8,889
Stock option income tax benefit	(3,575)	(5,412)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(45,344)	(14,646)
Inventories, net	(25,918)	(22,820)
Prepaid expenses and other current assets	(2,176)	2,333
Accounts payable	6,838	(846)
Accrued liabilities	9,026	(999)
Income tax payable	(5,636)	47,639
Other, net	(10,841)	(7,844)
Net cash provided by operating activities	236,843	256,896
Cash flows from investing activities:
Capital expenditures	(55,286)	(37,840)
Cash paid for acquisitions of businesses and equity investment, net of cash acquired	(43,937)	(100,635)
Purchases of short-term investments	(154,568)	(112,771)
Liquidation of short-term investments	102,091	69
Expenditures for identifiable intangible assets	(2,201)	(781)
Proceeds from sale of property, plant and equipment, net	703	2,881
Net cash used in investing activities	(153,199)	(249,077)

Cash flows from financing activities:
Net change in short-term borrowings	1,033	3,356
Cash paid for treasury stock	(99,771)	(88,142)
Cash dividends paid	(20,231)	(19,071)
Proceeds from long-term borrowings	117,900	170,255
Payments on long-term borrowings	(205,613)	(49,562)
Proceeds from exercise of stock options	11,990	38,696
Excess tax benefits from share-based compensation	3,575	5,412
Net provided by (used in) cash financing activities	(191,117)	60,944

Effect of exchange rate changes on cash and cash equivalents	(7,706)	7,994
Net increase (decrease) in cash and cash equivalents	(115,179)	76,757
Cash and cash equivalents at beginning of period	169,384	65,064
Cash and cash equivalents at end of period	$54,205	$141,821

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

The accompanying Unaudited Interim Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Companys most recent Form 10-K filed February 25, 2008.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of DENTSPLY International Inc., as applied in the consolidated interim financial statements presented herein, are substantially the same as presented on pages 51 through 56 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except as indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables - trade are stated net of allowances for doubtful accounts and trade discounts, which were $18.3 million and $18.9 million at September 30, 2008 and December 31, 2007, respectively.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which requires the Company to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP, and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

On February 12, 2008, the FASB issued FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. The Company has adopted SFAS 157 and has presented the required disclosures in Note 12, Fair Value Measurement.

Fair Value Option

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This will allow entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007. While SFAS 159 became effective for the Companys 2008 fiscal year, the Company did not elect the fair value measurement option for any of the Companys financial assets or liabilities not already recorded at fair value.

Revisions in Classification

Certain revisions of classification have been made to prior years data in order to conform to current year presentation.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), Business Combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging. The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys footnotes to the financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard will have no impact on the Companys financial statements.

NOTE 2 STOCK COMPENSATION

The Company maintains the 2002 Equity Incentive Plan (the Plan) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (RSU) and stock appreciation rights, collectively referred to as Awards. Awards are granted at exercise prices that approximate the fair market value of the common stock on the grant date. The Plan authorized grants of 14,000,000 shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. No more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year.

Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement. Restricted stock units vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. It is the Companys practice to issue shares from treasury stock when options are exercised.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each award. The assumptions used to calculate the fair value of the awards granted are evaluated and revised, as necessary, to reflect market conditions and the Companys experience.

The following table represents total stock based compensation expense and the tax related benefit for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Stock option expense	$2.9	$3.3	$8.6	$9.5
RSU expense	1.1	0.5	3.2	1.3
Total stock based compensation expense	$4.0	$3.8	$11.8	$10.8
Total related tax benefit	$1.1	$0.6	$2.9	$2.4

The remaining unamortized compensation cost related to non-qualified stock options is $14.1 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.0 year. The unamortized compensation cost related to RSUs is $8.5 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 1.9 years.

The following table summarizes the non-qualified stock options transactions from December 31, 2007 through September 30, 2008:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)
December 31, 2007	10,314	$26.41	$192,333	7,378	$22.46	$166,664
Granted	123	39.40
Exercised	(597)	20.10
Forfeited	(111)	35.90

September 30, 2008	9,729	$26.85	$110,391	6,998	$22.91	$100,282

The weighted average remaining contractual term of all outstanding options is 5.9 years and the weighted average remaining contractual term of exercisable options is 4.9 years.

The following table summarizes the unvested restricted stock units and restricted stock units dividend transactions from December 31, 2007 through September 30, 2008:

	Unvested Restricted Stock Units
		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share data)
Unvested at December 31, 2007	211	$30.99
Granted	213	41.10
Exercised	(2)	34.01
Vested	(3)	35.66
Forfeited	(14)	35.04

Unvested at September 30, 2008	405	$36.13

NOTE 3 COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net Income	$66,047	$65,719	$212,874	$189,624
Other comprehensive income:
Foreign currency translation adjustments	(160,648)	55,414	(62,801)	92,950
Unrealized loss on available-for-sale securities	-	(89)	-	(227)
Pension liability adjustments	(1,266)	(2,465)	2,328	(2,064)
Net gain (loss) on derivative financial instruments	69,126	(30,582)	6,481	(36,437)
Total comprehensive (loss) income	$(26,741)	$87,997	$158,882	$233,846

During the quarter ended September 30, 2008, foreign currency translation adjustments included currency translation losses of $166.4 million and gains of $5.8 million on the Companys loans designated as hedges of net investments. During the quarter ended September 30, 2007, foreign currency translation adjustments included currency translation gains of $63.0 million and losses of $7.6 million on the Companys loans designated as hedges of net investments. During the nine months ended September 30, 2008, foreign currency translation adjustments included currency translation losses of $58.3 million and losses of $4.5 million on the Companys loans designated as hedges of net investments. During the nine months ended September 30, 2007, foreign currency translation adjustments included currency translation gains of $87.8 million and losses of $4.8 million on the Companys loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains and losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Foreign currency translation adjustments	$178,270	$241,071
Unrecognized losses and prior service cost, net	(7,070)	(9,398)
Net loss on derivative financial instruments	(79,373)	(85,854)
	$91,827	$145,819

The cumulative foreign currency translation adjustments included translation gains of $272.8 million and $331.1 million as of September 30, 2008 and December 31, 2007, respectively, offset by losses of $94.5 million and $90.0 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings Per Common Share Computation	(in thousands, except per share amounts)
Net income	$ 66,047	$ 65,719	$ 212,874	$ 189,624
Common shares outstanding	148,775	151,632	149,186	151,886

Earnings per common share - basic	$ 0.44	$ 0.43	$ 1.43	$ 1.25

Diluted Earnings Per Common Share Computation
Net income	$ 66,047	$ 65,719	$ 212,874	$ 189,624
Common shares outstanding	148,775	151,632	149,186	151,886
Incremental shares from assumed exercise
of dilutive options	2,922	3,104	2,951	2,849
Total shares	151,697	154,736	152,137	154,735

Earnings per common share - diluted	$ 0.44	$ 0.42	$ 1.40	$ 1.23

Options to purchase 1.3 million and 1.4 million shares of common stock that were outstanding during the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share since the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive shares during the three and nine months ended September 30, 2007, were 0.1 million and 1.4 million, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

The acquisition related activity for the three and nine months ended September 30, 2008 was $41.5 million and $43.9 million, respectively, net of cash acquired. This activity was related to two acquisitions, both in Europe in 2008, and three earn-out payments on acquisitions from prior years. The following list provides information about the acquired companies:

Dental Depot Lomberg B.V. (Lomberg) markets and sells various dental products, including but not limited to, orthodontic products and materials. Lomberg was included in the Canada/Latin America/ Endodontics/ Orthodontics segment.

E.S. Holding N.V. (E.S. Holding) markets and sells dental products, particularly dental laboratory products, and non-dental products. E.S. Holding was included in the Global Dental Laboratory Business/Implants/Non-Dental segment.

The purchase prices have been allocated on the basis of preliminary estimates of fair values of assets acquired and liabilities assumed. As of September 30, 2008, the Company has recorded a total of $31.5 million in goodwill related to the unallocated portions of the respective purchase prices. None of this goodwill is expected to be deductible for tax purposes.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended September 30, 2008 and 2007.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Companys reportable segments under SFAS 131 as the Companys chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Companys operations. The accounting policies of the groups are consistent with those described in the most recently filed 10-K Consolidated Financial Statements in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes.

United States, Germany, and Certain Other European Regions Consumables Businesses

This business group includes responsibility for the design, manufacturing, sales, and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for chairside consumable products and certain small equipment, certain laboratory products, and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (CIS), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the manufacturing and sale of Orthodontic products, the manufacturing of certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of most Company dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution of certain Company Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, and Eastern Europe, and certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Companys Orthodontic products. This business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the distribution of implants in Brazil.

Global Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture, and/or sales and distribution of the Companys dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States, Italy, Asia, Australia and sales and distribution of implants in Brazil. This business group is also responsible for the Companys non-dental business.

Significant interdependencies exist among the Companys operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

Generally, the Company evaluates performance of the operating groups based on the groups operating income, excluding restructuring and other costs, and net third party sales, excluding precious metal content.

The following tables set forth information about the Companys operating groups for the three and nine months ended September 30, 2008 and 2007:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 127,948	$ 120,313	$ 376,854	$ 326,947
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	97,819	85,748	318,163	270,458
Canada/Latin America/Endodontics/
Orthodontics	155,634	142,437	477,983	426,890
Global Dental Laboratory Business/
Implants/Non-Dental	149,197	141,047	515,391	447,790
All Other (a)	(645)	(1,442)	(2,809)	(3,756)
Total	$ 529,953	$ 488,103	$ 1,685,582	$ 1,468,329

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles (GAAP), and is therefore considered a non-GAAP measure. This non-GAAP measure is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations and a reconciliation of net sales, excluding precious metal content, to net sales is provided below.

Third Party Net Sales, excluding precious metal content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 127,948	$ 120,313	$ 376,854	$ 326,947
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	92,102	80,635	300,021	252,698
Canada/Latin America/Endodontics/
Orthodontics	154,868	141,588	475,310	424,067
Global Dental Laboratory Business/
Implants/Non-Dental	113,813	104,238	377,231	330,750
All Other (a)	(645)	(1,442)	(2,809)	(3,756)
Total excluding Precious Metal Content	488,086	445,332	1,526,607	1,330,706
Precious Metal Content	41,867	42,771	158,975	137,623
Total including Precious Metal Content	$ 529,953	$ 488,103	$ 1,685,582	$ 1,468,329

(a)	Includes: amounts recorded at Corporate headquarters.

Intersegment Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 33,448	$ 36,096	$ 95,850	$ 108,464
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,495	2,028	4,128	8,402
Canada/Latin America/Endodontics/
Orthodontics	26,205	21,515	81,033	66,334
Global Dental Laboratory Business/
Implants/Non-Dental	22,344	11,124	69,036	59,492
All Other (a)	40,880	36,675	136,553	108,876
Eliminations	(124,372)	(107,438)	(386,600)	(351,568)
Total	$ -	$ -	$ -	$ -

Segment Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$ 50,381	$ 38,823	$ 138,616	$ 110,625
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	1,253	1,373	6,832	6,091
Canada/Latin America/Endodontics/
Orthodontics	46,841	43,386	153,181	131,954
Global Dental Laboratory Business/
Implants/Non-Dental	26,301	21,675	94,796	79,202
All Other (b)	(25,322)	(17,975)	(78,112)	(61,689)
Segment Operating Income	99,454	87,282	315,313	266,183

Reconciling Items:
Restructuring and other costs	(18,539)	(4,692)	(20,202)	(8,889)
Interest Expense	(9,284)	(7,138)	(25,437)	(16,803)
Interest Income	4,669	6,613	14,564	20,109
Other income (expense), net	(1,049)	(220)	(4,145)	337
Income before income taxes	$ 75,251	$ 81,845	$ 280,093	$ 260,937

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	September 30,	December 31,
	2008	2007
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$417,051	$382,913
France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	320,506	315,531
Canada/Latin America/Endodontics/
Orthodontics	783,253	715,300
Global Dental Laboratory Business/
Implants/Non-Dental	900,078	898,043
All Other (a)	240,423	363,782
Total	$2,661,311	$2,675,569

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At September 30, 2008 and December 31, 2007, the cost of $9.9 million, or 3.6%, and $10.6 million, or 4.1%, respectively, of inventories was determined by the last-in, first-out (LIFO) method. The cost of other inventories was determined by the first-in, first-out (FIFO) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $27.9 million and $26.2 million as of September 30, 2008 and December 31, 2007, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2008 and December 31, 2007 by $3.8 million and $4.4 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)

Finished goods	$161,516	$155,402
Work-in-process	54,233	49,622
Raw materials and supplies	63,012	53,008
	$278,761	$258,032

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Companys benefit plans and for the Companys other postretirement employee benefit plans for the three and nine months ended September 30, 2008 and September 30, 2007, respectively:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$1,920	$1,700	$5,336	$5,014
Interest cost	1,638	1,814	6,073	5,245
Expected return on plan assets	(1,022)	(1,075)	(3,387)	(3,075)
Amortization of transition obligation	59	54	183	161
Amortization of prior service cost	85	50	174	111
Amortization of net loss	(12)	308	50	906
Settlement gain	(2,313)	-	(2,313)	-
Net periodic benefit cost	$355	$2,851	$6,116	$8,362

Other Postretirement Plans	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$12	$(1)	$37	$31
Interest cost	163	169	476	430
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	-	(96)	-	(289)
Amortization of net loss	52	110	126	172
Net periodic benefit cost	$227	$182	$639	$344

The following sets forth the information related to the funding of the Companys benefit plans for 2008:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
Actual, September 30, 2008	$7,030	$694
Projected for the remainder of the year	2,188	371
Total for year	$9,218	$1,065

NOTE 9 - RESTRUCTURING AND OTHER COSTS

Other costs of $17.6 million and $18.5 million for the three and nine months ended September 30, 2008, respectively, included costs primarily related to settlements of legal matters. These settlements are further discussed in Note 13, Commitments and Contingencies.

Restructuring Costs

Restructuring costs of $0.9 million and $1.7 for the three and nine months ended September 30, 2008, respectively, are reflected in accrued liabilities and other non-current liabilities in the consolidated condensed balance sheets and the associated costs are recorded in restructuring and other costs in the income statements. The accruals consist of employee severance benefits, payments due under operating contracts, and other restructuring costs. For further information regarding the Companys restructuring plans and the associated accruals, refer to Note 14, Restructuring, Impairment and Other Costs in the Notes to Consolidated Financial Statements appearing in the Companys Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not expect any additional significant expenses related to any existing restructuring plans. The Company did not initiate any new restructuring plans for the three months or nine months ended September 30, 2008.

As of September 30, 2008, the Companys restructuring accruals were as follows:

	Severance
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$1,617	$925	$2,542
Provisions	198	163	361
Amounts applied	(863)	(867)	(1,730)
Change in estimate	(214)	-	(214)
Balance, September 30, 2008	$738	$221	$959

	Lease/contract terminations
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$252	$-	$252
Provisions	-	380	380
Amounts applied	(94)	(286)	(380)
Change in estimate	-	-	-
Balance, September 30, 2008	$158	$94	$252

	Other restructuring costs
	2006 and
	Prior Plans	2007 Plans	Total
	(in thousands)

Balance, December 31, 2007	$206	$52	$258
Provisions	419	1,010	1,429
Amounts applied	(284)	(233)	(517)
Change in estimate	(160)	(94)	(254)
Balance, September 30, 2008	$181	$735	$916

The following table provides the cumulative amounts for the provision, amounts applied, and changes in estimates for all the plans by segment:

	December 31,		Amounts	Change	September 30,
	2007	Provisions	applied	in estimate	2008
	(in thousands)
United States, Germany, and Certain
Other European Regions
Consumable Businesses	$234	$1,000	$(270)	$-	$964
France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	220	1	(2)	(67)	152
Canada/Latin America/
Endodontics/Orthodontics	619	596	(786)	(94)	335
Global Dental Laboratory Business/
Implants/Non-Dental	1,979	573	(1,569)	(307)	676
	$3,052	$2,170	$(2,627)	$(468)	$2,127

NOTE 10 FINANCIAL INSTRUMENTS AND DERIVATIVES

Financial Instruments

The Company believes the carrying amounts of short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long-term debt, including the current portion, was $401.8 million as of September 30, 2008. The fair value of the Companys long-term debt approximates its carrying value as the Companys debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps, cross currency interest rate swaps, commodity swaps, forward exchange contracts, and foreign currency denominated debt held at the parent company level to manage risks generally associated with foreign exchange rates, interest rates and commodity price fluctuations. The aggregate pre-tax net fair value of the Companys derivative instruments at September 30, 2008 and December 31, 2007 was negative $132.8 million and negative $141.6 million, respectively. For a more detailed discussion of the Companys derivative instruments, refer to the Companys 2007 Annual Report on Form 10-K.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory from Japan. In addition, forward exchange contracts are used by certain of the Companys subsidiaries to hedge intercompany inventory purchases, which are denominated in foreign currencies.

Amounts recorded in accumulated other comprehensive income related to cash flow hedging instruments follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Beginning balance	$345	$(1,677)	$(1,573)	$(3,003)

Changes in fair value of derivatives	(2,444)	(71)	(411)	507
Reclassifications to earnings from equity	(407)	377	(522)	1,125
Total activity	(2,851)	306	(933)	1,632

Ending balance	$(2,506)	$(1,371)	$(2,506)	$(1,371)

As of September 30, 2008, $1.5 million of deferred net losses on derivative instruments in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months.

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

Amounts recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations follow:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Beginning balance	$190,074	$126,603	$156,790	$106,248
Foreign currency translation adjustment	(166,398)	63,017	(58,311)	87,798
Changes in fair value of:
Foreign currency debt	5,752	(7,603)	(4,488)	(4,848)
Derivative hedge instruments	71,977	(30,888)	7,414	(38,069)
Total activity	(88,669)	24,526	(55,385)	44,881

Ending balance	$101,405	$151,129	$101,405	$151,129

NOTE 11 UNCERTAINTIES IN INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

During the quarter-ended September 30, 2008, the resolution of outstanding tax matters and the expiration of statute of limitations in various jurisdictions reduced income taxes by approximately $10.3 million.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Companys consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $0.5 million. A favorable unrecognized tax benefit of approximately $15.0 million, $5.8 million of which will have no impact upon the effective income tax rate, could occur as a result of final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months.

NOTE 12 FAIR VALUE MEASUREMENT

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

             Level 1 Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data.

Level 3 Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using managements best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Under SFAS 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS 159 for any of the Companys financial assets or liabilities not already recorded at fair value.

The following table sets forth by level within the fair value hierarchy the Companys financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008, which are classified as Cash and cash equivalents, Other noncurrent assets, Other noncurrent liabilities, and Accrued liabilities. As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Nine Months Ended September 30, 2008

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$54,205	$54,205	$-	$-
Commodity forward purchase contracts	10	-	10	-
Total assets	$54,215	$54,205	$10	$-

Liabilities
Interest rate swaps	$4,811	$-	$4,811	$-
Commodity forward purchase contracts	1,473	-	1,473	-
Foreign exchange forward contracts	2,263	-	2,263	-
Cross currency interest rate swaps	124,206	-	124,206	-
Total liabilities	$132,753	$-	$132,753	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity forward purchase contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the United States District Court in Wilmington, Delaware alleging that the Companys tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers in the U.S. from adding new competitive teeth lines.

      Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The Court granted the Companys Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending during this quarter were cases filed by manufacturers of two competitive tooth lines and a dealer, as a putative class action, seeking unspecified damages alleged to have been incurred as a result of the Companys tooth distribution practice found to be a violation of the antitrust law. One of these manufacturers claims has been settled and the putative dealer class action case has been dismissed by the Plaintiff.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Companys Cavitron ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

NOTE 14 - FINANCING ARRANGEMENTS

On July 25, 2008, the Company entered into a Term Loan Agreement with a group of lenders providing financing in the amount of 12.6 billion Japanese Yen at a floating rate of three month Yen Libor plus 72.5 basis points through March 28, 2012. As of September 30, 2008, the Japanese Yen term loan was subject to an interest rate of 1.65%, which includes the fix spread. The net proceeds after deducting fees and expenses of the loan are 12.5 billion Japanese Yen or approximately $117.9 million. The proceeds were used to refinance debt borrowed under the revolving credit facility. The obligations of the Company and the lenders are subject to the terms and conditions of the Term Loan Agreement.

DENTSPLY International Inc.

Item 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, DENTSPLY International Inc. (the Company) provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Companys actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as may, could, expect, intend, believe, plan, estimate, forecast, project, anticipate or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties, which may materially affect the Companys business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Companys most recent Annual Report on Form 10-K as filed on February 25, 2008. Investors are further cautioned that the risk factors in Item 1A, Part I of Companys most recent Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Companys ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

DENTSPLY International Inc. is the worlds largest manufacturer of professional dental products. The Company is headquartered in the United States, and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Companys largest markets, the Company serves all of the major professional dental markets worldwide.

The Company has three main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; and 3) Dental Specialty Products.

Dental consumable products consist of dental sundries and small equipment used in dental offices by general practitioners in the treatment of patients. DENTSPLYs dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names. Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLYs small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. DENTSPLYs products in the dental laboratory category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLYs products in this category include endodontic instruments and materials, implants and related products, bone grafting materials, and orthodontic appliances and accessories.

The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the United States, Europe and all other regions; (2) operating margins of each reportable segment, excluding restructuring and other costs; (3) the development and introduction of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines "internal growth" as the increase in net sales from period to period, excluding precious metal content, the impact of changes in currency exchange rates, and the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. The internal growth rate may vary based on economic circumstances. The Company typically implements most of its price changes in the beginning of the fourth quarter of the year. These price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

Due to the international nature of DENTSPLYs business, movements in global foreign exchange rates may impact the statement of income.

In the fourth quarter of 2008, management expects internal growth to be negatively impacted by up to 0.8% due to supply issues with injectable anesthetics in the U.S.

During the nine months ended September 30, 2008, the Companys overall internal growth was 5.7%. Internal growth rates in the United States and Europe, the largest dental markets in the world, were 3.0% and 8.2%, respectively during the first nine months of 2008. The internal growth rate in all other regions during the nine months ended September 30, 2008 was 6.4%.

Product innovation is a key component of the Companys overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company continues to pursue several research and development initiatives to support further technological developments, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Companys product offerings through acquisitions, investments in companies and licensing of technology. Management believes that there will continue to be adequate opportunities to participate as a consolidator or investor in the industry for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2008 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2007

Net Sales

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of DENTSPLYs net sales is comprised of sales of precious metals generated through sales of the Companys precious metal alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Companys sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Companys performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change.

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles (GAAP), and is therefore considered a non-GAAP measure. The Companys definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$530.0	$488.1	$41.9	8.6%
Precious metal content of sales	(41.9)	(42.8)	0.9	-2.1%
Net sales, excluding precious metal content	$488.1	$445.3	$42.8	9.6%

The net sales growth of 9.6%, excluding precious metal content, was comprised of 5.4% of internal growth, 3.2% of foreign currency translation and 1.0% for net acquisitions. The 5.4% of internal growth was comprised of 4.1% in the United States, 6.8% in Europe and 5.7% for all other regions combined.

Internal Sales Growth

United States

The internal sales growth for this region was 4.1%, excluding precious metal content, which reflected mid-single digit growth in each of the consumables, laboratory and specialty categories, partially offset by contraction in the non-dental category. The internal growth was aided by dealer purchases ahead of the October 1, 2008 price increase.

Europe

In Europe, the internal sales growth of 6.8%, excluding precious metal content, was led by continued strong performance in the consumables and specialty businesses, partially offset by softness in the laboratory business.

All Other Regions

The internal sales growth of 5.7%, excluding precious metal content, in all other regions was primarily the result of continued strong sales growth in the specialty businesses and strong regional growth in Asia and Australia.

Gross Profit

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Gross Profit	$280.2	$253.0	$27.2	10.7%
Gross Profit as a percentage of net
sales, including precious metal content	52.9%	51.8%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.4%	56.8%

Gross profit as a percentage of net sales, excluding precious metal content, was 57.4% for the three months ended September 30, 2008 compared to 56.8% for the three months ended September 30, 2007, an increase of 60 basis points. In the third quarter of 2008, gross profit was favorably impacted by product mix and operational improvements.

Operating Expenses

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (SG&A)	$180.7	$165.7	$15.0	9.1%
Restructuring and other costs	$18.5	$4.7	$13.8	NM

SG&A as a percentage of net
sales, including precious metal content	34.1%	33.9%
SG&A as a percentage of net
sales, excluding precious metal content	37.0%	37.2%

SG&A Expenses

SG&A expenses, as a percentage of net sales, excluding precious metal content, decreased to 37.0% in 2008 from 37.2% in 2007. The decrease is related to leveraging of existing overhead.

Restructuring and Other Costs, Net

During the three months ended September 30, 2008, the Company recorded restructuring and other costs of $18.5 million. These costs are primarily related to legal settlements. (See also Note 9, Restructuring and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Three Months Ended
	September 30,
	2008	2007	Change
	(in millions)
Net interest expense	$4.6	$0.5	$4.1
Other expense, net	1.0	0.2	0.8
Net interest and other expense	$5.6	$0.7	$4.9

Net Interest Expense (Income)

The change in net interest in 2008 compared to 2007, for the three months ended September 30, was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net expense in 2008 versus net income in 2007 on the Euro and Swiss franc net investment hedges executed in the form of cross currency swaps. The impact of the Companys net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Companys income and equity. The negative impact in net interest expense is expected to continue throughout the year, if currency and interest rates do not change.

Other Expense (Income), Net

Other income for the three months ended September 30, 2008, included approximately $0.7 million of currency transaction losses and $0.3 million of other non-operating costs. The 2007 period included $0.2 million of currency transaction gains.

Income Taxes and Net Income

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions, except per share data)
Income tax rates	12.2%	19.7%
Net income	$66.0	$65.7	$0.3	0.5%
Earnings per common share:
- Diluted	$0.44	$0.42

The Companys effective tax rate for the three months ended September 30, 2008 decreased to 12.2% from 19.7% for the same period in 2007. This decrease relates to a lowering of the German tax rate, which was effective as of January 1, 2008, benefits from a European legal entity restructuring, settlements with taxing authorities, and statute closures.

For the quarter ending September 30, 2008, net income increased $0.3 million or 0.5% over prior year, to $66.0 million. Fully diluted earnings per share were $0.44 in the third quarter 2008, an increase of 4.8% from $0.42 in the third quarter 2007. Net income for the third quarter of 2008 included restructuring and other costs, net of tax, of $11.4 million or $0.07 per diluted share, and a net tax reduction of $8.2 million, or $0.05 per diluted share, due to tax related adjustments. Net income for the third quarter of 2007, included restructuring and other costs, net of tax, of $3.0 million, or $0.02 per diluted share, and a net tax reduction of $7.8 million, or $0.05 per diluted share, due to tax related adjustments.

Operating Segment Results

Third Party Net Sales, excluding precious metal content

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$127.9	$120.3	$7.6	6.3%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$92.1	$80.6	$11.5	14.2%

Canada/Latin America/Endodontics/
Orthodontics	$154.9	$141.6	$13.3	9.4%

Global Dental Laboratory Business/
Implants/Non-Dental	$113.8	$104.2	$9.6	9.2%

Segment Operating Income
	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$50.4	$38.8	$11.6	29.9%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$1.3	$1.4	$(0.1)	-7.1%

Canada/Latin America/Endodontics/
Orthodontics	$46.8	$43.4	$3.4	7.8%

Global Dental Laboratory Business/
Implants/Non-Dental	$26.3	$21.7	$4.6	21.2%

United States, Germany, and Certain Other European Regions Consumables Businesses

Net sales increased 6.3% during the three months ended September 30, 2008 compared to 2007. Sales growth was driven by strong growth in the European consumables businesses. Currency translation contributed to the growth.

Operating income increased $11.6 million during the three months ended September 30, 2008 compared to 2007. The increase was related to sales growth and margin improvements in the period.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales increased 14.2% during the three months ended September 30, 2008 compared to 2007. Strong growth occurred across most geographies within the segment. Currency translation contributed to the growth.

Operating income decreased $0.1 million during the three months ended September 30, 2008 compared to 2007. The decrease was related to cost increases and higher investments in sales and marketing to support future growth, principally in emerging markets and Japan.

Canada/Latin America/Endodontics/Orthodontics

Net sales increased 9.4% during the three months ended September 30, 2008 compared to 2007. Strong growth occurred in Latin America, Orthodontic and the European Endodontics businesses. The sales growth was also impacted by acquisition activity in 2008. Currency translation contributed to the growth.

Operating income increased $3.4 million during the three months ended September 30, 2008 compared to 2007. The increase was driven primarily by sales growth as well as margin improvements in the Orthodontic and European Endodontic businesses. Acquisition activity also contributed to the increase.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales increased 9.2% during the three months ended September 30, 2008 compared to 2007. The increase was led by strong growth of dental implants. Acquisitions and currency translation contributed to the growth.

Operating income increased $4.6 million during the three months ended September 30, 2008 compared to 2007. The increase was driven by sales growth in dental implants and margin and cost improvements in the Laboratory businesses. Acquisitions also contributed to the increase.

RESULTS OF CONTINUING OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

The following is a reconciliation of net sales to net sales excluding precious metal content.

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$1,685.6	$1,468.3	$217.3	14.8%
Precious metal content of sales	(159.0)	(137.6)	(21.4)	15.6%
Net sales, excluding precious metal content	$1,526.6	$1,330.7	$195.9	14.7%

The net sales growth of 14.7%, excluding precious metal content, was comprised of 5.7% of internal growth, 6.6% of foreign currency translation and 2.4% for net acquisitions. The 5.7% of internal growth was comprised of 3.0% in the United States, 8.2% in Europe and 6.4% for all other regions combined.

Internal Sales Growth

United States

The internal sales growth of 3.0%, excluding precious metal content, in the United States was primarily a result of moderate growth in the laboratory and consumables businesses, excluding anesthetics products. Specialty businesses growth was impacted by continued softness in the market. The Companys sales of local anesthetics products were lower in the first nine months of 2008 due to clearing of large back orders in the second quarter of 2007.

Europe

In Europe, the internal sales growth of 8.2%, excluding precious metal content, was led by strong performance in all of the specialty and consumables businesses.

All Other Regions

The internal sales growth of 6.4%, excluding precious metal content, in all other regions was primarily the result of strong sales growth in the specialty businesses and strong regional growth in Asia, Australia, the Middle East and Latin America.

Gross Profit

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Gross Profit	$880.9	$768.1	$112.8	14.7%
Gross Profit as a percentage of net
sales, including precious metal content	52.3%	52.3%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.7%	57.7%

Gross profit as a percentage of net sales, excluding precious metal content, was 57.7% for both the nine months ended September 30, 2008 and 2007. In the third quarter of 2008, gross profit was favorably impacted by product mix and operational improvements. The favorable impact was offset by negative product mix from recent acquisitions and significant contraction in the precious metal alloy market.

Operating Expenses

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (SG&A)	$565.6	$501.9	$63.7	12.7%
Restructuring and other costs	$20.2	$8.9	$11.3	NM

SG&A as a percentage of net
sales, including precious metal content	33.6%	34.2%
SG&A as a percentage of net
sales, excluding precious metal content	37.0%	37.7%

SG&A Expenses

SG&A expenses, measured against net sales, excluding precious metal content, decreased to 37.0% in 2008 from 37.7% in 2007. The decrease is related to leveraging of existing overhead and reduced trade show costs, primarily related to the biennial International Dental Show, which occurred in 2007.

Restructuring and Other Costs, Net

During the nine months ended September 30, 2008, the Company recorded restructuring and other costs of $20.2 million. The costs associated with the nine months ended September 30, 2008 related primarily to legal settlements. (See also Note 9 to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Income and Expense

	Nine Months Ended
	September 30,
	2008	2007	Change
	(in millions)
Net interest expense (income)	$10.9	$(3.3)	$14.2
Other expense (income), net	4.1	(0.3)	4.4
Net interest and other expense (income)	$15.0	$(3.6)	$18.6

Net Interest Expense (Income)

The change in net interest in 2008 compared to 2007, for the nine months ended September 30, was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net expense in 2008 versus net income in 2007 on the Euro and Swiss franc net investment hedges executed in the form of cross currency swaps. The impact of the Companys net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Companys income and equity. The negative impact in net interest expense is expected to continue throughout the year, if currency and interest rates do not change.

Other Expense (Income), Net

Other expenses in the nine months ended September 30, 2008, included approximately $3.0 million of currency transaction losses and $1.1 million of other non-operating losses. The 2007 period included $0.3 million of currency transaction gains.

Income Taxes and Net Income

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions, except per share data)
Income tax rates	24.0%	27.3%
Net income	$212.9	$189.6	$23.3	12.3%
Earnings per common share:
- Diluted	$1.40	$1.23

The Company's effective tax rate for the nine months ended September 30, 2008 decreased to 24.0% from 27.3% for the same period in 2007. This decrease relates to a lowering of the German tax rate, which was effective as of January 1, 2008, benefits from a European legal entity restructuring, settlements with taxing authorities, and statute closures.

Net income increased $23.3 million, or 12.3%, to $212.9 million in 2008 from $189.6 million in 2007. Fully diluted earnings per share are $1.40 in 2008, an increase of approximately 13.8% from $1.23 in 2007. Net income for the nine months ended September 30, 2008 included restructuring and other costs, net of tax, of $12.4 million or $0.08 per diluted share, a net tax reduction of $6.5 million, or $0.04 per diluted share, due to tax related adjustments and provisions of SFAS 157 adjustment, net of tax of $1.1 million or $0.01 per diluted share. Net income for the nine months ended September 30, 2007, included restructuring and other costs, net of tax, of $5.7 million, or $0.04 per diluted share, and a net tax reduction of $7.4 million, or $0.05 per diluted share, due to tax related adjustments.

Operating Segment Results

Third Party Net Sales, excluding precious metal content

Nine Months Ended
September 30,
2008	2007	$ Change	% Change
(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$376.9	$326.9	$50.0	15.3%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$300.0	$252.7	$47.3	18.7%

Canada/Latin America/Endodontics/
Orthodontics	$475.3	$424.1	$51.2	12.1%

Global Dental Laboratory Business/
Implants/Non-Dental	$377.2	$330.8	$46.4	14.0%

Segment Operating Income	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$138.6	$110.6	$28.0	25.3%

France, U.K., Italy, CIS, Middle East,
Africa, Pacific Rim Businesses	$6.8	$6.1	$0.7	11.5%

Canada/Latin America/Endodontics/
Orthodontics	$153.2	$132.0	$21.2	16.1%

Global Dental Laboratory Business/
Implants/Non-Dental	$94.8	$79.2	$15.6	19.7%

United States, Germany, and Certain Other European Regions Consumables Businesses

Net sales for this group increased 15.3% during the nine months ended September 30, 2008 compared to 2007. Sales growth was driven by acquisitions completed in 2007 and strong growth in consumables businesses in Europe. Currency translation contributed to the growth.

Operating profit increased $28.0 million during the nine months ended September 30, 2008 compared to 2007. The increase was primarily related to sales growth and acquisitions completed in 2007.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales for this group increased 18.7% during the nine months ended September 30, 2008 compared to 2007. Strong growth occurred across most geographies within the segment. Currency translation contributed to the growth

Operating profit increased $0.7 million during the nine months ended September 30, 2008 compared to 2007. The increase in income was related to sales growth primarily offset by cost increases and higher investments in sales and marketing to support future growth, principally in emerging markets and Japan.

Canada/Latin America/Endodontics/Orthodontics

Net sales for this group increased 12.1% during the nine months ended September 30, 2008 compared to 2007. Growth occurred in all the businesses within the segment. Acquisitions and currency translation contributed to the growth.

Operating profit increased $21.2 million during the nine months ended September 30, 2008 compared to 2007. The increase was driven primarily by sales growth. Acquisitions also contributed to the increase.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales for this group increased 14.0% during the nine months ended September 30, 2008 compared to 2007. The growth was led by dental implants. Acquisitions and currency translation contributed to the growth.

Operating profit increased $15.6 million during the nine months ended September 30, 2008 compared to 2007. The increase was driven primarily by sales growth in dental implants. Acquisitions also contributed to the increase.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted SFAS 157 and SFAS 159 on January 1, 2008.

There have been no other material changes to the Companys disclosure in its 2007 Annual Report on Form 10-K filed February 25, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2008

Cash flow from operating activities during the nine months ended September 30, 2008 was $236.8 million compared to $256.9 million during the same period of 2007. While net income increased by $23.3 million to $212.9 million, the Company had higher tax payments in 2008 and an increase in working capital compared to prior year. The working capital impact on cash flow was negative for the first nine months of 2008 principally due to the days in accounts receivable increasing to 59 from a low of 51 at December 31, 2007. Receivable days at the end of the third quarter last year were actually higher at 60 days, however, 2007 started the year at a higher level as well.

Investing activities during the first nine months of 2008 include capital expenditures of $55.3 million. The Company expects that capital expenditures will be approximately $75 million for the full year of 2008. The acquisition related activity for the period ended September 30, 2008 of $43.9 million was related to two acquisitions and three earn-out payments on acquisitions from prior years.

At September 30, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2,521,155 shares for $99.8 million during the first nine months of 2008 at an average price of $39.57. As of September 30, 2008, the Company held 13,864,107 shares of treasury stock. The Company also received proceeds of $12.0 million as a result of the exercise of 610,932 stock options during the nine months ended September 30, 2008. Near the end of the third quarter, the Company suspended its repurchase activity to maintain liquidity and avoid drawing additional amounts on its banks credit lines. The Company will continue to monitor the financial markets, and when economic conditions improve, the Company expects to resume its repurchase activities.

The Companys long-term borrowings decreased by a net of $80.4 million during the nine months ended September 30, 2008. This change, net of exchange, included net repayments of $87.7 million during the first nine months and an increase of $7.3 million due to exchange rate fluctuations on debt denominated in foreign currencies. During the third quarter, the Company repatriated $156.1 million of its foreign subsidiaries cash holdings in the form of short term loans. This repatriation served to repay debt borrowed under the revolving credit facility and commercial paper. At September 30, 2008, the Companys ratio of long-term debt to total capitalization decreased to 20.2% compared to 24.1% at December 31, 2007. Also in that same period, the Companys cash, cash equivalents and short-term investments have decreased from $316.3 million to $244.7 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2008, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under its US commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility. The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $500 million with $132.6 million outstanding under the multi-currency facility and $24.0 million outstanding under the commercial paper facilities at September 30, 2008.

The Company also has access to $31.6 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2008, $2.7 million is outstanding under these short-term lines of credit. At September 30, 2008, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $396.2 million.

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

Continuing volatility in the debt capital markets may increase costs associated with issuing commercial paper or other debt instruments due to the increased spreads or may affect our ability to access those markets. Notwithstanding these adverse market conditions, Company management believes that current cash and short term investment balances and cash generated from operations, together with access to external sources of funds from our committed multi-currency revolving credit facility, will be sufficient to meet our operating and capital needs in the foreseeable future.

At September 30, 2008, the Company held $83.0 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Companys customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no other material changes to the Companys scheduled contractual cash obligations disclosed in its 2007 Annual Report on Form 10-K filed February 25, 2008. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS 141(R)), Business Combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging. The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and is currently evaluating the impact the adoption will have on the Companys footnotes to the financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard will have no impact on the Companys financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Companys Annual Report on Form 10-K filed for the year ending December 31, 2007.

Item 4 - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Companys management, with the participation of the Companys Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Companys disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companys disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC'S rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Companys internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the United States District Court in Wilmington, Delaware alleging that the Companys tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction preventing DENTSPLY from taking action to restrict its tooth dealers in the U.S. from adding new competitive teeth lines.

Subsequent to the filing of the Department of Justice Complaint in 1999, several private party class actions were filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories and denture patients in seventeen states who purchased Trubyte teeth or products containing Trubyte teeth. These cases were transferred to the United States District Court in Wilmington, Delaware. The Court granted the Companys Motion on the lack of standing of the laboratory and patient class actions to pursue damage claims. The Plaintiffs in the laboratory case appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs in the laboratory case filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending during this quarter were cases filed by manufacturers of two competitive tooth lines and a dealer, as a putative class action, seeking unspecified damages alleged to have been incurred as a result of the Companys tooth distribution practice found to be a violation of the antitrust law. One of these manufacturers claims has been settled and the putative dealer class action case has been dismissed by the Plaintiff.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class is defined as California dental professionals who purchased and used one or more Cavitron ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs have appealed the decertification of the class to the California Court of Appeals.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Companys Cavitron ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Item 1A Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Companys Annual Report on Form 10-K filed for the year ending December 31, 2007, except for the following:

Prolonged negative changes in domestic and global economic conditions may affect the Company's suppliers, customers and consumers, which could harm the Company's financial position.

Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect the Company's supply chain and the customers and consumers of the Company's products and may have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September 30, 2008, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended September 30, 2008, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that
	Total	Average		May be Purchased
	Number	Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)

July 1-31, 2008	113.7	$36.86	$4,190.9	2,983.9
August 1-31, 2008	-	-	-	3,026.8
September 1-30, 2008	3.1	36.98	113.0	3,138.9
	116.8	$36.86	$4,303.9

Item 4 - Submission of Matters to Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended September 30, 2008.

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 29, 2008
	Bret W. Wise	Date
Chairman of the Board, President, and
Chief Executive Officer

/s/	William R. Jellison	October 29, 2008
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer