Form 10-K
period 2008-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-02-20
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2008, was $5,741,814,318.

        The number of shares of the registrant's Common Stock outstanding as of the close of business on February 19, 2009 was 148,601,036.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. to be used in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

PART I

Item 1. Business

The nature and geographic scope of the Company’s business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties. In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 20, 2009. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

History and Overview

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), a Delaware corporation, was created in 1899 as a manufacturer and distributor of artificial teeth, dental equipment and dental consumable products. Today, the Company continues to primarily focus on dental consumable products, dental laboratory products and dental specialty products.

DENTSPLY believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Sales of the Company's dental products accounted for approximately 97% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2008. The remaining 3% of consolidated net sales are related to materials sold to the investment casting industry and various medical products. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles (“GAAP”), and is therefore considered a non-GAAP measure. This non-GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Through the year ended December 31, 2008, the Company conducted its business through four operating segments, all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) dental consumable products, 2) dental laboratory products and 3) dental specialty products.

In addition to the United States (“U.S.”), the Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, France, Italy and the United Kingdom. The Company also has a significant market presence in Central and South America, South Africa and the Pacific Rim. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the former Soviet Union.

For 2008, 2007 and 2006, the Company's net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 62%, 59% and 58%, respectively. Reference is made to the information about the Company's U.S. and foreign sales by shipment origin set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Annual Report on Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS®, AQUASIL(TM), AQUASIL ULTRA(TM), BIOPURE®, CAULK®, CAVITRON®, CERAMCO®, CERCON®, CITANEST®, DELTON®, DENTSPLY®, DETREY®, ELEPHANT®, ESTHET.X®, FRIADENT®, FRIALIT®, GENIE®, GOLDEN GATE®, IN-OVATION®, INTERACTIVE MYSTIQUE®, MAILLEFER®, MIDWEST®, NUPRO®, ORAQIX®, PEPGEN P-15®, POLOCAINE®, PRIME & BOND®, PROFILE®, PROTAPER®, RINN®, R&R®, SANI-TIP®, SEAL&PROTECT(TM), SHADEPILOT(TM), SULTAN®, THERMAFIL®, TRUBYTE®, XENO®, XIVE®, XYLOCAINE®, and ZHERMACK®.

Dental Consumable Products

Dental consumable products consist of dental sundries and small equipment used in dental offices in the treatment of patients. Sales of dental consumable products, excluding precious metal content, accounted for approximately 34%, 35% and 40% of the Company’s consolidated sales for the years ended December 31, 2008, 2007 and 2006, respectively.

DENTSPLY’s dental sundry products in the dental consumable products category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names.

Small equipment products in the dental consumable products category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Sales of dental laboratory products, excluding precious metal content, accounted for approximately 18%, 19% and 19% of the Company’s consolidated sales for each of the years ended December 31, 2008, 2007 and 2006, respectively.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Sales of dental specialty products, excluding precious metal content, accounted for approximately 45%, 43% and 38% of the Company’s consolidated sales for the years ended December 31, 2008, 2007 and 2006, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital implantology and orthodontic appliances and accessories.

Markets, Sales and Distribution

DENTSPLY distributes approximately 56% of its dental products through domestic and foreign distributors, dealers and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professional in some markets. During 2008, 2007 and 2006, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11%, 12% and 11%, respectively, of DENTSPLY’s consolidated net sales. No other single customer represented ten percent or more of DENTSPLY’s consolidated net sales during 2008, 2007 or 2006.

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Annual Report on Form 10-K.

Although many of its sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end users of its products.

As part of this end-user “pull through” marketing approach, DENTSPLY employs approximately 2,700 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the dealers and the end users. The Company conducts extensive distributor and end-user marketing programs and trains laboratory technicians and dentists in the proper use of its products, introducing them to the latest technological developments at its educational centers located throughout the world. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company’s products.

DENTSPLY believes that demand in a given geographic market for dental procedures and products vary according to the stage of social, economic, and technical development of the particular market. Geographic markets for DENTSPLY's dental products can be categorized into the following two stages of development:

The U.S., Canada, Western Europe, Japan, Australia, and certain other countries are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditures on dental care. In these markets, the focus of dental care is increasingly upon preventive care and specialized dentistry. In addition to basic procedures such as the excavation and filling of cavities and tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment, and demand high levels of attention to protect against infection and patient cross-contamination.

In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East, and Africa, most dental care is often limited to the excavation and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental care. These markets demand diverse products such as high and low speed handpieces, restorative compounds, finishing devices, custom restorative devices, basic surgical instruments, bridgework and artificial teeth for dentures.

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

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	Increasing worldwide population.

•

Growth of the population 65 or older – The percentage of the U.S., European, Japanese and other regions population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care, the elderly are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

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

•

The Company’s business is less susceptible than other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures that are considered necessary by patients regardless of the economic environment. Specialty products and products that support discretionary dental procedures are the most susceptible to recessionary conditions.

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry. As a result, the Company pursues research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. Through its own internal research centers as well as through its collaborations and partnerships with external research institutions and dental schools, the Company directly invested approximately $52.3 million, $46.8 million and $44.4 million for 2008, 2007 and 2006, respectively, in connection with the development of new products, improvement of existing products and advances in technology. The continued development of these areas is a critical step in meeting the Company's strategic goal as a leader in defining the future of dentistry.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements and by purchasing technologies developed by third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. As a result, the Company has made several acquisitions in 2008, including a 60% ownership in Zhermack S.p.A., a dental consumable products manufacturer and distributor; E.S. Holding N.V., a manufacturer and sales and marketing organization of dental laboratory products; Dental Depot Lomberg B.V., a sales and marketing organization of orthodontic products; and Apollonia & Fama Impant S.r.l., a sales and marketing organization of dental implant products. The Company also purchased an additional interest in Materialise Dental in 2008. In 2007, the Company acquired one manufacturer of dental consumable products, one manufacturer of endodontic materials, two sales and marketing organizations for dental implant products, and one manufacturer of small dental diagnostic equipment.

The Company continues to view acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company's core growth and assure ongoing expansion of its business, including new technologies, additional products, and geographic breadth.

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

Financing

DENTSPLY's total debt at December 31, 2008 and 2007 was $427.7 million and $482.3 million, respectively, and the ratios of long-term debt to total capitalization were 21.2% and 24.1%. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total stockholders’ equity. DENTSPLY may incur additional debt in the future, including, but not limited to, the funding of additional acquisitions and capital expenditures.

The Company's cash, cash equivalents and short-term investments decreased by $112.1 million during the year ended December 31, 2008 to $204.2 million. In 2008, the Company’s net borrowings decreased by $54.6 million. This change included a net reduction in borrowings of $86.3 million during the year ended 2008, plus an increase of $31.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. The Company also repurchased $112.6 million in treasury stock in 2008.

Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental products industry is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals and technicians. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its commitment to customer satisfaction and support of the Company’s products by dental professionals.

The size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

 Regulation

The Company's products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (the “FDA”). In general, if a dental “device” is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental products distributed for human use in the U.S. are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The introduction and sale of dental products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the FDA and foreign regulatory requirements that are applicable to its products and manufacturing operations.

Dental devices of the types sold by DENTSPLY are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, DENTSPLY's products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. DENTSPLY products in Europe bear the CE mark showing that such products adhere to the European regulations.

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the U.S. Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. In response to concerns raised by certain consumer groups regarding dental amalgam, in 2006 the FDA formed an advisory committee to review peer-reviewed scientific literature on the safety of dental amalgam. In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials have been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use for amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam, which has resulted in the sale of mercury containing products being banned in Sweden and severely curtailed in Norway. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

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

DENTSPLY's policy is to protect its products and technology through patents and trademark registrations in the U.S. and in significant international markets for its products. The Company carefully monitors trademark use worldwide, and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. DENTSPLY believes its patents and trademark properties are important and contribute to the Company's marketing position, but it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Employees

As of December 31, 2008, the Company and its subsidiaries employed approximately 9,400 employees. A small percentage of the Company's employees are represented by labor unions. Hourly workers at the Company's Ransom & Randolph facility in Maumee, Ohio are represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2012. Hourly workers at the Company's Midwest Dental Products facility in Des Plaines, Illinois are represented by International Association of Machinists and Aerospace Workers, AFL-CIO in Chicago under a collective bargaining agreement that expires on May 31, 2009. In Germany, approximately 45% of DeguDent employees, approximately 30% of Friadent employees, approximately 23% of VDW employees and approximately 30% of DeTrey employees are represented by labor unions. The Company provides pension and postretirement benefits to many of its employees (See Note 13, Benefits Plans, to the consolidated financial statements). The Company believes that its relationship with its employees is good.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

Other Factors Affecting the Business

  The Company’s business is subject to quarterly fluctuations with net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes early in the fourth quarter or beginning of the year. These price changes, other marketing and promotional programs, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of summer holidays and vacations, particularly throughout Europe.

Securities and Exchange Act Reports

DENTSPLY makes available free of charge through its website at www.DENTSPLY.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to, the Securities and Exchange Commission (“SEC”).

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

Prolonged negative changes in domestic and global economic conditions may affect the Company’s suppliers, customers and consumers, which could harm the Company’s financial position.

Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect the Company’s supply chain and the customers and consumers of the Company’s products and may have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

Due to the Company’s international operations, the Company is exposed to the risk of changes in interest and foreign exchange rates.

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

Volatility in the capital markets or investment vehicles could limit our ability to access capital.

Although the Company has had continued solid operating cash flow, the disruption in the credit markets may reduce sources of liquidity available to us. The Company relies on multiple financial institutions to provide funding pursuant to existing and/or future credit agreements, and those institutions may not be able to provide funding in a timely manner, or at all, when the Company requires it. The cost of or lack of available credit could impact our ability to develop sufficient liquidity to maintain or grow our business, which in turn may adversely affect the Company’s businesses and results of operations.

The Company also manages cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that will not allow the Company to recover the full principal of its investments.

The market price for the Company’s common stock may be volatile.

DENTSPLY experiences fluctuations in quarterly earnings. As a result, the Company may fail to meet or exceed the expectations of securities analysts and investors, which could cause its stock price to decline. The Company’s business is subject to quarterly fluctuations with net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes in the beginning of the fourth quarter or beginning of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Net sales and operating profits generally have been lower in the first and third quarters, primarily due not only to increased sales in the quarters preceding the first and third quarters, but also due to the impact of summer holidays and vacations, particularly throughout Europe.

In addition to fluctuations in quarterly earnings, a variety of other factors may have a significant impact on the market price of DENTSPLY’s common stock causing volatility. These factors include, but are not necessarily limited to, the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in the Company’s industry and competitors; the Company’s financial condition and cash flows; any future issuances of DENTSPLY’s common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in areas the Company does business.

Also, the NASDAQ National Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on the NASDAQ. Broad market and industry factors may negatively affect the market price of the Company’s common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm the Company’s business.

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

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. The FDA's Dental Devices Classification Panel, the National Institutes of Health and the U.S. Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated. If the FDA were to reclassify dental mercury and amalgam filling materials as classes of products requiring FDA pre-market approval, there can be no assurance that the required approval would be obtained or that the FDA would permit the continued sale of amalgam filling materials pending its determination.

Also, some groups have asserted that disposal of mercury containing products may be harmful to the environment. If governmental authorities elect to place restrictions or significant regulations on the disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam.

The Company may be unable to obtain a supply for certain finished goods purchased from third parties.

A significant portion of the Company’s injectible anesthetic products, orthodontic products and cutting instruments are purchased from a limited number of suppliers. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products in the future.

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

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on the Company’s reported results and may even retroactively affect previously reported activity.

        The Company’s accounting principles have recently been changed by changes in the accounting principles for accounting for business combinations and related goodwill. In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), (“SFAS 141(R)”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

If the Company’s goodwill or amortizable intangible assets become impaired, the Company may be required to record a significant charge to earnings.

Under U.S. GAAP, the Company reviews its goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of the Company’s goodwill or amortizable intangible assets may not be recoverable include a decline in market capitalization or future cash flows, and slower growth rates in the dental industry. The Company may be required to record a significant charge to earnings in the Company’s financial statements during the period in which any impairment of the Company’s goodwill or amortizable intangible assets is determined, resulting in an impact on the Company’s results of operations.

Changes in, or interpretations of, tax rules, structures, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in the Company’s tax rates could affect its future results of operations. The Company’s future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which the Company does business, structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of the Company’s deferred tax assets and liabilities.

The Company faces the inherent risk of litigation.

The Company’s business involves a risk of product liability and other claims, and from time to time the Company is named as a defendant in these cases. The primary risks to which the Company is exposed are related to those products manufactured by the Company. The Company has insurance policies, including product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. A successful claim brought against the Company in excess of available insurance, or any claim that results in significant adverse publicity against the Company, could harm its business and overall cash flows of the Company. Various parties, including the Company, own and maintain patents and other intellectual property rights applicable to the dental field. Although the Company believes it operates in a manner that does not infringe upon any third party intellectual property rights, it is possible that a party could assert that one or more of the Company’s products infringe upon such party’s intellectual property and force the Company to discontinue the sale of certain products.

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

DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. The most restrictive of these covenants pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provision is triggered.

Certain provisions in the Company’s governing documents may discourage third party offers to acquire DENTSPLY that might otherwise result in the Company’s stockholders receiving a premium over the market price of their shares.

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

ITEM 1B.	Unresolved Staff Comments

None

Item 2. Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2008:

Location	Function	Leased or Owned
United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Bradenton, Florida (3)	Manufacture of orthodontic accessory products	Leased

Baldwin, Georgia (3)	Manufacture of orthodontic accessory products	Leased

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned/Leased
mounts and accessories

Englewood, New Jersey (1)	Distribution of dental consumable products	Leased

Hackensack, New Jersey (1)	Distribution of dental consumable products	Leased

Bohemia, New York (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (4)	Manufacture and distribution of investment	Owned
casting products

Middletown, Pennsylvania (1)	Distribution of dental products	Leased

York, Pennsylvania (4)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (3)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Beringen, Belgium (4)	Manufacture and distribution of dental products	Owned/Leased

Leuven, Belgium (4)	Manufacture and distribution of 3D digital implantology	Leased

Catanduva, Brazil (3)	Manufacture and distribution of dental	Owned
anesthetic products

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth	Owned
and dental consumable products

Shanghai, China (4)	Manufacture and distribution of dental products	Leased

Tianjin, China (2)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (4)	Manufacture and distribution of investment casting	Leased
products

Bohmte, Germany (4)	Manufacture and distribution of dental	Owned
laboratory products

Hanau, Germany (4)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable	Owned
products

Mannheim, Germany (4)	Manufacture and distribution of dental	Owned/Leased
implant products

Munich, Germany (3)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (4)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable	Owned/Leased
products

Nasu, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic
products

Hoorn, Netherlands (4)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

HA Soest, Netherlands (3)	Distribution of orthodontic products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable	Owned
products

Las Piedras, Puerto Rico (4)	Manufacture of crown and bridge materials	Owned

Ballaigues, Switzerland (3)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Le Creux, Switzerland (3)	Manufacture and distribution of endodontic instruments	Owned

(1)	These properties are included in the United States, Germany, and Certain Other European Regions Consumable Businesses segment.
(2)	These properties are included in the France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses segment.
(3)	These properties are included in the Canada/Latin America/Endodontics/Orthodontics segment.
(4)	These properties are included in the Global Dental Laboratory Business/Implants/Non-Dental segment.
(5)	This property is a distribution warehouse not managed by named segments.

In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other U.S. and international locations. The Company maintains offices in Toronto, Mexico City, Paris, Rome, Weybridge, Hong Kong and Melbourne. Most of these various sites around the world that are used exclusively for sales and distribution are leased.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 20, 2009.

Name	Age	Position

Bret W. Wise	48	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	47	President and Chief Operating Officer
William R. Jellison	51	Senior Vice President and Chief Financial Officer
James G. Mosch	51	Executive Vice President
Robert J. Size	50	Senior Vice President
Albert Sterkenburg	45	Senior Vice President
Brian M. Addison	54	Vice President, Secretary and General Counsel

Bret W. Wise was named Chairman of the Board and Chief Executive Officer of the Company effective January 1, 2009. In January 2007, Mr. Wise was named Chairman of the Board, Chief Executive Officer and President of the Company. Prior to that time, Mr. Wise was President and Chief Operating Officer since January 2006 and Executive Vice President since January 2005. During his tenure as Executive Vice President, Mr. Wise oversaw two of DENTSPLY’s operating groups including all business unit products that are sold through distributors in the U.S., Europe and Canada, and the laboratory business units in Europe. In addition he had direct responsibility for corporate research and business development activities. Prior to that time, he was Senior Vice President and Chief Financial Officer of the Company since November 2002. Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH. Prior to joining Ferro Corporation in 1999, Mr. Wise held the position of Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH, from 1994 to 1999. Prior to joining WCI Steel, Inc., Mr. Wise was a partner with KPMG LLP. Mr. Wise is a Certified Public Accountant.

Christopher T. Clark was named President and Chief Operating Officer of the Company effective January 1, 2009. In January 2007, Mr. Clark was named Executive Vice President and Chief Operating Officer of the Company. Prior to that time, Mr. Clark was Senior Vice President since January 2003, with operating responsibilities over both manufacturing operations and selling organizations located in the U.S., Europe and Japan. Prior to that appointment, Mr. Clark served as Vice President and General Manager of DENTSPLY’s global imaging business since June 1999, with operations in the U.S., Germany and Italy, serving markets worldwide. Prior to that time, he served as Vice President and General Manager of the Prosthetics Division since July of 1996. Prior to that, Mr. Clark was Director of Marketing of the Prosthetics Division since September 1992 when he started with the Company.

William R. Jellison was named Senior Vice President and Chief Financial Officer of the Company effective January 2005. In this position, he is responsible for Accounting, Treasury, Tax and Internal Audit. Prior to that time he was Senior Vice President since November 2002, with operating responsibilities over both manufacturing operations and selling organizations located in the U.S., Europe and Asia. From the period April 1998 to November 2002, Mr. Jellison served as Senior Vice President and Chief Financial Officer of the Company. Prior to that time, Mr. Jellison held various financial management positions including Vice President of Finance, Treasurer and Corporate Controller for Donnelly Corporation of Holland, Michigan since 1980. Mr. Jellison is a Certified Management Accountant. James G. Mosch was named Executive Vice President effective January 2009, and continues his operating responsibilities over both manufacturing operations and selling organizations located in the U.S., Europe, Australia, Brazil, Latin America and Mexico. In January 2007, he assumed responsibility for business development. Through December 2004, he was also responsible for the Company’s selling location in Canada. Prior to this appointment, Mr. Mosch served as Vice President and General Manager of the DENTSPLY Professional operating unit since July 1994 when he started with the Company.

Robert J. Size was named Senior Vice President effective January 1, 2007, with operating responsibilities over both manufacturing operations and selling organizations located in the U.S. and Europe, as well as the DENTSPLY North America (DNA) sales organization and centralized distribution. Prior to this appointment, Mr. Size served as Vice President and General Manager of the Caulk division since June 2003 and was named Vice President in January 2006, with responsibility for the Caulk, DeTrey and Rinn operating units. Prior to that time, he was the CEO and President of Superior MicroPowders and held various cross-functional and international leadership positions with The Cookson Group.

Albert Sterkenburg was named Senior Vice President effective January 1, 2009, which adds the implant franchise to his current responsibilities. He continues his operating responsibilities over both manufacturing operations and selling organizations located in the U.S., Europe and Asia. Prior to this appointment, Dr. Sterkenburg served as the Vice President and General Manger of the VDW division since 2000, Vice President and General Manger of Degudent division since 2003, and was named Franchise Vice President of the Global Prosthetics group in 2006. Prior to that time, he had served in marketing and general management roles at Johnson & Johnson.

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

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 17,000,000 shares of treasury stock. The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2008.

				Number of
				Shares That May
	Total	Average		Be Purchased
	Number	Price	Total Cost	Under The Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)
October 1-31, 2008	-	$-	$-	3,190.1
November 1-30, 2008	450.0	28.58	12,863.2	2,751.6
December 1-31, 2008	-	-	-	2,751.6
	450.0	$28.58	$12,863.2

Performance Graph

          The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index, the Standard & Poor’s Health Care Index and the Standard & Poor’s 500 Index.

	12/03	12/04	12/05	12/06	12/07	12/08
DENTSPLY International Inc	100	124.96	119.93	134.01	202.97	128.00
NASDAQ Composite	100	110.08	112.88	126.51	138.13	80.47
S&P 500	100	110.88	116.33	134.70	142.10	89.53
S&P Health Care	100	101.68	108.24	116.40	124.72	96.27

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees. This Code of Business Conduct and Ethics is provided as Exhibit 14 of the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item number is presented in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

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

3	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Annual Report on Form 10-K as filed on February 20, 2009.

Exhibit
Number		Description
3.1		Restated Certificate of Incorporation (1)
3.2		By-Laws, as amended
4.1	(a)	U.S. Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (2)
	(b)	U.S. Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (3)
	(c)	Japanese Yen Term Loan Agreement, due March 28, 2012 dated as of July 31, 2008
4.2	(a)	Floating Rate Senior Notes Agreement, due March 13, 2010 dated as of March 13, 2007 (4)
4.3	(a)

5-Year Competitive Advance, Revolving Credit and Guaranty Agreements dated as of May 9, 2005 among the Company, the Initial Lenders named therein, the banks named therein, Citibank N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, Harris Trust and Savings Bank, Manufacturers and Traders Trust Company, and Wachovia Bank, N.A. as Co-Documentation Agents, and Citigroup Global Markets, Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners. (5)

10.1		1998 Stock Option Plan (6)*
10.2		2002 Amended and Restated Equity Incentive Plan (4)*
10.3		Restricted Stock Unit Deferral Plan (8)*
10.4	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (7)*
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (7)*

10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (4)*
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise (4)*
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark (4)*
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison (4)*
10.9		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Brian M. Addison (4)*
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch (4)*
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size (4)*
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg*
10.13		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 2009, as amended*
10.14		Board Compensation Arrangement (4)*
10.15		Supplemental Executive Retirement Plan effective January 1, 2009, as amended*
10.16		Written Description of the Amended and Restated Incentive Compensation Plan*
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (7)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (8)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (9)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (9)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company (8)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Dresdner Bank AG, Frankfurt, and the Company (4)
14		DENTSPLY International Inc. Code of Business Conduct and Ethics
21.1		Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31		Section 302 Certification Statements
32		Section 906 Certification Statement

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-101548).
(2)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.
(3)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.
(4)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.
(5)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 0-16211.
(6)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 (No. 333-56093).
(7)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.
(8)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 0-16211.
(9)	Incorporated by reference to exhibit included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

		Additions
		Charged
	Balance at	(Credited)	Charged to	Write-offs			Balance
	Beginning	To Costs	Other	Net of		Translation	at End
Description	of Period	And Expenses	Accounts	Recoveries		Adjustment	of Period
	(in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
2006	$ 14,791	$ 2,148	$ (416)	$ (1,516)		$ 1,176	$ 16,183
2007	16,183	2,854	(182)	(1,927)		1,650	18,578
2008	18,578	3,674	(348)	(1,705)		(1,350)	18,849

Inventory valuation reserves:

For Year Ended December 31,
2006	$ 25,107	$ 2,211	$ (341)	$ (2,180)		$ 1,508	$ 26,305
2007	26,305	3,134	(449)	(4,525)		1,725	26,190
2008	26,190	3,261	1,938	(1,981)		(1,019)	28,389

Deferred tax asset valuation allowance:

For Year Ended December 31,
2006	$ 35,984	$ 12,006	$ -	$ (813)		$ 2,202	$ 49,379
2007	49,379	7,076	-	(11,124)	(a)	4,919	50,250
2008	50,250	603	-	(13,203)	(b)	(909)	36,741

(a)	The significant increase for write-offs during 2007 is the result of a restructuring project, where-in net operating losses subject to a full valuation allowance are not available for future use.
(b)	The write-offs during 2008 are the result of a restructuring project, tax audit closures and expired tax losses.

DENTSPLY INTERNATIONAL INC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
	Year ended December 31,
	2008	2007	2006	2005		2004
	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$ 2,193,723	$ 2,009,833	$1,810,496	$ 1,715,135		$ 1,694,232
Net sales, excluding precious metal content	1,993,800	1,819,899	1,623,074	1,542,711		1,481,083
Gross profit	1,151,944	1,040,783	929,011	869,018		846,518
Restructuring, impairment and
other costs (income)	32,355	10,527	7,807	232,755	(a)	7,124
Operating income	380,421	354,891	314,794	7 2,922		295,130
Income before income taxes	355,472	358,135	314,837	71,038		274,155
Net income from continuing operations	$ 283,869	$ 259,654	$ 223,718	$ 45,413		$ 210,286
Net income from discontinued operations (b)	-	-	-	-		42,879
Total net income	$ 283,869	$ 259,654	$ 223,718	$ 45,413		$ 253,165
Earnings per common share:
Basic	$ 1.90	$ 1.71	$ 1.44	$ 0.29		$ 1.31
Discontinued operations	-	-	-	-		0.27
Total earnings per common share - basic	$ 1.90	$ 1.71	$ 1.44	$ 0.29		$ 1.58

Earnings per common share - diluted:
Diluted	$ 1.87	$ 1.68	$ 1.41	$ 0.28		$ 1.28
Discontinued operations	-	-	-	-		0.26
Total earnings per common share - diluted	$ 1.87	$ 1.68	$ 1.41	$ 0.28		$ 1.54

Cash dividends declared per
common share	$ 0.18500	$ 0.16500	$ 0.14500	$ 0.12500		$ 0.10875
Weighted Average Common Shares Outstanding:
Basic	149,069	151,707	155,229	159,191		160,775
Diluted	151,679	154,721	158,271	162,017		164,028
Balance Sheet Data:
Cash, cash equivalents
and short-term investments	$ 204,249	$ 316,323	$ 65,143	$ 434,525		$ 506,369
Property, plant and equipment, net	432,276	371,409	329,616	316,218		399,880
Goodwill and other intangibles, net	1,380,744	1,203,587	1,063,030	1,001,827		1,261,993
Total assets	2,830,400	2,675,569	2,181,350	2,410,373		2,798,145
Total debt and notes payable	449,474	483,307	370,156	682,316		852,819
Stockholders' equity	1,587,722	1,516,106	1,273,835	1,246,596		1,443,973
Return on average stockholders' equity	18.3%	18.6%	17.8%	3.4%		19.7%
Long-term debt to total capitalization	21.2%	24.1%	22.4%	35.3%		37.1%
Other Data:
Depreciation and amortization	$ 56,929	$ 50,289	$ 47,434	$ 50,560		$ 49,296
Cash flows from operating activities	335,981	387,697	271,855	232,769		306,259
Capital expenditures	76,440	64,163	50,616	45,293		52,036
Interest expense (income), net	15,438	(2,645)	(1,683)	8,768		19,629
Inventory days	100	95	96	90		92
Receivable days	54	51	57	53		47
Operational tax rate (c)	25.9%	30.4%	30.6%	29.4%		30.0%
(a)	The Company recorded $230.8 million of impairment and restructuring charges related to the closing of the pharmaceutical manufacturing facility outside of Chicago.
(b)	The Company sold the assets and related liabilities of the Gendex business in 2004.
(c)	Operational tax rate is considered a non-GAAP measure, refer to reconciliation in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The nature and geographic scope of the Company’s business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties. In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K as filed on February 20, 2009. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

DENTSPLY International Inc. believes it is the world's largest designer, developer, manufacturer and marketer of professional dental products. The Company is headquartered in the United States ("U.S.") and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the U.S. and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

The principal benchmarks used by the Company in evaluating its business are: (1) internal growth in the U.S., Europe and all other regions; (2) operating margins of each reportable segment; (3) the development, introduction and contribution of innovative new products; (4) growth through acquisition; and (5) continued focus on controlling costs and enhancing efficiency. The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.

Management believes that an average overall internal growth rate of 4-6% is a long-term sustainable rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions. Management expects the Company to operate below this range in the near future due to the current adverse economic conditions; however, history shows that growth in the dental industry typically performs better than the overall economy. Management expects this trend to continue in light of the current economic environment, although to a lesser degree. The Company typically implements most of its price changes in the beginning of the fourth quarter or beginning of the year. These price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

During 2008, the Company's overall internal growth was approximately 3.8% compared to 6.4% in 2007. The decrease in internal growth rate in the U.S. (37.8% of sales) was (0.9%) in 2008 compared to 4.2% in 2007. The internal growth rate in Europe (41.2% of sales) was 7.0% in 2008 compared to 7.3% in 2007. The internal growth rate in all other regions (21.0% of sales) was 7.0% in 2008 compared to 9.4% in 2007. There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the dental market generally will continue in the future. If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Due to the international nature of DENTSPLY’s business, movements in global foreign exchange rates may impact the statement of income. With over 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are significantly impacted by the strengthening or weakening of the U.S. dollar.

Product innovation is a key component of the Company's overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in dentistry. As a result, the Company continues to pursue several research and development initiatives to support this technological development, including partnerships and collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (See also Acquisition Activity in Part I, Item 1 of this Annual Report on Form 10-K). As further discussed in Note 3, Business Acquisitions, to the consolidated financial statements, during 2008, the Company purchased several businesses.

The Company has always maintained its focus on minimizing costs and achieving operational efficiencies. In response to the recent credit crisis and the recessionary economic conditions, management is concentrating on cost containment that focuses the business on creating and maintaining operational and financial flexibility through control of both fixed and variable costs. Management expects to continue to consolidate operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, employee benefits, and regulatory oversight and compliance.

FACTORS IMPACTING COMPARABILITY BETWEEN YEARS

Adoption of SFAS 157, Fair Value Measurement

In 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, (“SFAS 157”) Fair Value Measurement, which requires the Company to define fair value, establish a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”), and expand disclosures about fair value measurements. As part of the provisions, the Company is required to determine the impact of credit risk on its financial instruments recorded at fair value. As a result, the Company recognized pretax income of $1.8 million during 2008.

Revisions in Classification

Certain revisions in classification have been made to prior years' data in order to conform to current year presentation.

RESULTS OF CONTINUING OPERATIONS, 2008 COMPARED TO 2007

Net Sales

The discussion below summarizes the Company’s total sales growth, excluding precious metal content, into the following components: (1) internal growth; (2) net acquisition growth; and (3) the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials. Due to the fluctuations of precious metal prices and because the precious metal content of the Company’s sales is largely a pass-through to customers and has minimal effect on earnings, DENTSPLY reports sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods. The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, since the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change.

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with GAAP, and is therefore considered a non-GAAP measure. The Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
Net Sales	$ 2,193.7	$ 2,009.8	$ 183.9	9.2%
Less: precious metal content of net sales	199.9	189.9	10.0	5.3%
Net sales, excluding precious metal content	$ 1,993.8	$ 1,819.9	$ 173.9	9.6%

The net sales growth, excluding precious metal content, of 9.6% was comprised of 3.8% of internal growth, 3.7% of foreign currency translation and 2.1% related to acquisitions. The 3.8% internal growth was comprised of (0.9%) in the U.S., 7.0% in Europe and 7.0% for all other regions combined.

Internal Sales Growth

United States

The decrease in internal sales growth of (0.9%), excluding precious metal content, in the U.S. was negatively impacted by the supply issues with injectible anesthetics and softness in dental consumables businesses and in the dental specialty businesses in the fourth quarter, as the economy in the U.S. contracted.

Europe

In Europe, the internal sales growth of 7.0%, excluding precious metal content, was driven by strong performance in the dental specialty businesses and growth in the dental consumables businesses partially offset by softness in the dental laboratory businesses due to lower equipment and alloy product sales.

All Other Regions

During 2008, the internal growth of 7.0%, excluding precious metal content, was largely the result of strong growth in the dental specialty category. Asia, Australia, the Middle East and Latin America experienced strong growth.

Gross Profit

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
Gross profit	$ 1,151.9	$ 1,040.8	$ 111.1	10.7%
Gross profit as a percentage of net
sales, including precious metal content	52.5%	51.8%
Gross profit as a percentage of net
sales, excluding precious metal content	57.8%	57.2%

The 2008 gross profit as a percentage of net sales, excluding precious metal content, was favorably impacted by product pricing, product mix and operational improvements.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
SG&A expenses	$ 739.2	$ 675.4	$ 63.8	9.4%
SG&A expenses as a percentage of net
sales, including precious metal content	33.7%	33.6%
SG&A expenses as a percentage of net
sales, excluding precious metal content	37.1%	37.1%

The 9.4% increase in SG&A expenses reflects additional SG&A expenses of $15.7 million from acquired companies and increases from currency translation of approximately $24.6 million. The remaining increase in SG&A expenses is primarily a result of increased expenditures to support growth in the dental specialty businesses and higher growth regions as well as continued investment in research and development.

Restructuring, Impairment and Other Costs

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
Restructuring, impairment and other costs	$ 32.4	$ 10.5	$ 21.9	NM

During 2008, the Company recorded net restructuring, impairment and other costs of $32.4 million. The Company recorded costs of $24.2 million related to legal settlements and impairments of long-lived assets. Additionally, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the U.S., Europe and Asia in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. These restructuring plans included charges of $5.9 million. Additionally, the Company expensed $2.3 million for the fair value of in-process research and development associated with acquired businesses (See Note 14, Restructuring, Impairment and Other Costs, to the consolidated financial statements).

During 2007, the Company recorded net restructuring, impairment and other costs of $10.5 million. Several restructuring plans were initiated during 2007, primarily related to the closure and consolidation of certain production and selling facilities in the U.S., Europe, Asia and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. These restructuring plans included charges of $5.4 million. Additionally, the Company also recorded a total of $5.0 million in expenses related to several legal claims and $0.1 million of impairments of long-lived assets.

Other Expense and Income, Net

	Year Ended December 31,
	2008	2007	$ Change
	(in millions)
Net interest expense (income)	$ 15.4	$ (2.6)	$ 18.0
Other expense (income), net	9.5	(0.6)	10.1
Net interest and other expense (income)	$ 24.9	$ (3.2)	$ 28.1

Net Interest Expense (Income)

The change from net interest income in 2007 to net interest expense in 2008 was mainly the result of the sharp divergence of lower U.S. dollar interest rates versus increased Euro and Swiss franc interest rates, combined with weaker U.S. dollar average exchange rates against both currencies. This resulted in net interest expense in 2008 versus net interest income in 2007 on the Euro and Swiss franc net investment hedges executed in the form of cross currency swaps. The impact of the Company’s net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company’s income and equity. Partially offsetting the net investment hedge impact was higher average investment balances in Euros and lower average interest rates on U.S. dollar debt.

Other Expense (Income), Net

Other Expense (Income), net, in the 2008 period included $8.9 million of currency transaction losses and $0.6 million of other non-operating losses. The 2007 period included $0.5 million of currency transaction gains and $0.1 million of other non-operating gains. Currency exchange rate volatility was extremely high, especially during the fourth quarter of 2008, and global currencies weakened versus the U.S. dollar. The Company incurred transaction losses, mostly in the fourth quarter of 2008, on settlement of intercompany and third party transactions.

Income Taxes and Net Income

	Year Ended December 31,
	2008	2007	$ Change
	(dollars in millions, except per share data)
Income tax rates	20.1%	27.5%
Net income	$ 283.9	$ 259.7	$ 24.2
Fully diluted earnings
per common share	$ 1.87	$ 1.68

Income Taxes

Management believes that the presentation of an operational tax rate, excluding certain one-time charges, provides useful information to investors to allow a better comparison between reporting periods. The presentation of an operational tax rate is considered a measure not calculated in accordance with GAAP, and is therefore considered a non-GAAP measure. The Company provides the following reconciliation of its effective tax rate, a GAAP measure, to the Company’s operational tax rate, a non-GAAP measure. The Company’s definitions and calculations of its operating tax rate may not necessarily be the same as those used by other companies.

			Percentage
	Pre-tax	Income	of Pre-tax
Twelve Months Ended December 31, 2008	Income	Taxes	Income
	(in thousands)
As reported – GAAP operating results	$ 355,472	$ (71,603)	20.1%
Provisions of SFAS157, net of tax	(1,839)	710
Restructuring and other costs	30,069	(11,294)
In-process research & development	1,623	(629)
Income tax related adjustments		(17,055)
As adjusted – non-GAAP operating results	$ 385,325	$ (99,871)	25.9%

			Percentage
	Pre-tax	Income	of Pre-tax
Twelve Months Ended December 31, 2007	Income	Taxes	Income
	(in thousands)
As reported – GAAP operating results	$ 358,135	$ (98,481)	27.5%
Restructuring and other costs	10,527	(3,852)
Income tax related adjustments		(9,893)
As adjusted – non-GAAP operating results	$ 368,662	$ (112,226)	30.4%

The Company’s effective tax rates for 2008 and 2007 were 20.1% and 27.5%, respectively. The Company’s operating tax rates for 2008 and 2007 were 25.9% and 30.4%, respectively. The Company benefited from various tax adjustments of $17.1 million and $9.9 million in 2008 and 2007, respectively. The 2008 and 2007 tax related adjustments primarily resulted from payments and settlements and expiration of statutes.

Net Income

Fully diluted earnings per share from continuing operations during 2008 were $1.87 compared to $1.68 during the same period in 2007. Net income in 2008 includes an after tax impact from restructuring costs and charges related to in-process research and development of $19.8 million, or $0.13 per diluted share, a net tax benefit of $17.1 million, or $0.11 per diluted share due to tax related adjustments, and an after tax impact from provisions of a SFAS 157 adjustment of $1.1 million, or $0.01 per diluted share. Net income for 2007 includes an after tax impact from restructuring costs of $6.7 million, or $0.04 per diluted share and a net tax benefit of $9.9 million, or $0.06 per diluted share due to tax related adjustments.

Operating Segment Results

In January 2007, the Company reorganized its operating group structure expanding into four operating groups from the three groups under the prior management structure. These operating groups are considered the Company’s reportable segments under  SFAS131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. Each of these operating groups covers a wide range of product categories and geographic regions.

The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4, Segment and Geographic Information, to the consolidated financial statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, excluding precious metal content
	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 466.4	$ 433.9	$ 32.5	7.5%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 403.6	$ 352.0	$ 51.6	14.7%

Canada/Latin America/Endodontics/
Orthodontics	$ 628.9	$ 583.9	$ 45.0	7.7%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 498.1	$ 453.7	$ 44.4	9.8%

Segment Operating Income
	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 162.9	$ 138.9	$ 24.0	17.3%

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	$ 9.3	$ 7.2	$ 2.1	29.2%

Canada/Latin America/Endodontics/
Orthodontics	$ 200.1	$ 180.9	$ 19.2	10.6%

Global Dental Laboratory Business/
Implants/Non-Dental	$ 128.4	$ 115.3	$ 13.1	11.4%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 7.5% during the year ended December 31, 2008 compared to 2007. This increase was driven by acquisition related growth and positive currency translation. Supply issues with injectible anesthetics as well as softness in the U.S. dental consumables businesses in the fourth quarter due to a weakening economy hindered the growth within the segment.

Operating income increased $24.0 million during the year ended December 31, 2008 compared to 2007. The increase was due to improved margins due to favorable product mix across most of the segment and acquisitions.

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 14.7%, including the favorable impact of currency translation, during the year ended December 31, 2008 compared to 2007. Strong growth occurred across many regions within the segment.

Operating income increased $2.1 million during the year ended December 31, 2008 compared to 2007. The increase in income was related to sales growth and leveraging of expenses.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased 7.7%, including acquisition growth and favorable currency translation, during the year ended December 31, 2008 compared to 2007. Strong growth occurred in the Orthodontic, Endodontic and Latin American businesses.

Operating income increased $19.2 million during the year ended December 31, 2008 compared to 2007. The increase in operating income was driven primarily by sales growth and leveraging of expenses.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased 9.8%, including favorable impact of currency translation, during the year ended December 31, 2008 compared to 2007. Strong growth occurred in the Implants business and from acquisition related activity.

Operating income increased $13.1 million during the year ended December 31, 2008 compared to 2007. The increase in operating income was driven primarily by sales growth in the Implants business and leveraging of expenses in the global dental laboratory businesses.

RESULTS OF CONTINUING OPERATIONS, 2007 COMPARED TO 2006

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$ 2,009.8	$ 1,810.5	$ 199.3	11.0%
Less: precious metal content of net sales	189.9	187.4	2.5	1.3%
Net sales, excluding precious metal content	$ 1,819.9	$ 1,623.1	$ 196.8	12.1%

The net sales growth, excluding precious metal content, of 12.1% was comprised of 6.4% of internal growth, 4.1% of foreign currency translation and 1.6% related to acquisitions. The 6.4% internal growth was comprised of 4.2% in the U.S., 7.3% in Europe and 9.4% for all other regions combined.

Internal Sales Growth

United States

The internal sales growth of 4.2%, excluding precious metal content, in the U.S. was a result of continued growth in the dental specialty category, and improved growth in the dental laboratory and dental consumable product categories.

Europe

In Europe, the internal sales growth of 7.3%, excluding precious metal content, was driven by the continued strong sales growth in the dental specialty category and partially offset by lower internal growth in the dental consumables and dental laboratory categories. Additionally, the Company believes that a significant contraction in the alloy products market occurred, in part, due to the dramatic increase in the price of alloy metals and to the shift toward all ceramic products in the past few years.

All Other Regions

The internal growth of 9.4% in all other regions was largely the result of strong growth in the dental specialty category. In addition, during 2007, the Pacific Rim, Canada, Middle East and Australia regions experienced strong internal growth.

Gross Profit

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Gross profit	$ 1,040.8	$ 929.0	$ 111.8	12.0%
Gross profit as a percentage of net
sales, including precious metal content	51.8%	51.3%
Gross profit as a percentage of net
sales, excluding precious metal content	57.2%	57.2%

The 2007 gross profit as a percentage of net sales, excluding precious metal content, was unfavorably impacted by recent business acquisitions and unfavorable purchase price variances related to the weakening U.S. dollar, offset by cost improvements through the Company’s lean manufacturing initiatives.

Expenses

Selling, General and Administrative Expenses

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
SG&A expenses	$ 675.4	$ 606.4	$ 69.0	11.4%
SG&A expenses as a percentage of net
sales, including precious metal content	33.6%	33.5%
SG&A expenses as a percentage of net
sales, excluding precious metal content	37.1%	37.4%

The 11.4% increase in SG&A expenses reflects additional SG&A expenses of $9.4 million from acquired companies and increases from unfavorable currency translation impacts of approximately $25.7 million. The remaining increase in SG&A expenses is primarily a result of increased sales and marketing expenditures to support growth in the dental specialty businesses and higher growth regions, partially offset by lower stock compensation expense as a result of accelerated vesting in 2006. SG&A expenses as a percentage of net sales, excluding precious metal content, decreased from 37.4% in 2006 to 37.1% in 2007. The 2007 expense ratio was favorably impacted by lower stock based compensation and improved leverage on the investments in strategic initiatives.

Restructuring, Impairment and Other Costs

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Restructuring, impairment and other costs	$ 10.5	$ 7.8	$ 2.7	34.6%

During 2007, the Company recorded net restructuring, impairment and other costs of $10.5 million. The Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the U.S., Europe, Asia and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. These restructuring plans included charges of $5.4 million. Additionally, the Company also recorded a total of $5.0 million in expenses related to several legal claims and $0.1 million of impairments of long-lived assets. (See also Note 14, Restructuring, Impairment and Other Costs, to the consolidated financial statements).

During 2006, the Company recorded net restructuring, impairment and other costs of $7.8 million. The net costs of $7.8 million were primarily for additional restructuring costs incurred related to the decision to shut down the pharmaceutical manufacturing facility in Chicago, Illinois and costs related to the consolidation of certain U.S. and European selling and production facilities. These restructuring costs were partially offset by the gain of $2.9 million on the sale of the assets previously associated with the pharmaceutical manufacturing facility, which the Company had announced in early 2006 that it would be closing. Additionally, these costs were further offset by the gain of $1.0 million on the sale of assets associated with a German manufacturing facility, which was closed down in 1998 as part of a restructuring plan.

Other Expense and Income, Net

	Year Ended December 31,
	2007	2006	$ Change
	(in millions)
Net interest (income) expense	$ (2.6)	$ (1.6)	$ (1.0)
Other expense (income), net	(0.6)	1.6	(2.2)
Net interest & other (income) expense	$ (3.2)	$ -	$ (3.2)

Net Interest (Income) Expense

The change in net interest income in 2007 compared to 2006 was mainly the result of lower average debt and investment levels following the Euro 350.0 million Eurobond maturity in December, 2006, offset somewhat by higher average interest rates. In addition, higher average interest rates on Euro and Swiss franc basis swaps combined with weaker U.S. dollar average exchange rates against both currencies resulted in lower net interest received on the Company’s net investment hedges (See also Note 5, Other (Expense) Income, to the consolidated financial statements).

Other Expense and Income, Net

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

Income Taxes

The Company provides the following reconciliation of its effective tax rate, a GAAP measure, to the Company’s operational tax rate, a non-GAAP measure.

			Percentage
	Pre-tax	Income	of Pre-tax
Twelve Months Ended December 31, 2007	Income	Taxes	Income
	(in thousands)
As reported – GAAP operating results	$ 358,135	$ (98,481)	27.5%
Restructuring and other costs	10,527	(3,852)
Income tax related adjustments		(9,893)
As adjusted – non-GAAP operating results	$ 368,662	$ (112,226)	30.4%

			Percentage
	Pre-tax	Income	of Pre-tax
Twelve Months Ended December 31, 2006	Income	Taxes	Income
	(in thousands)
As reported – GAAP operating results	$ 314,835	$ (91,119)	28.9%
Restructuring and other costs	7,807	(2,790)
Income tax related adjustments		(4,765)
As adjusted – non-GAAP operating results	$ 322,642	$ (98,674)	30.6%

The Company’s effective tax rates for 2007 and 2006 were 27.5% and 28.9%, respectively. The Company’s operating tax rates for 2007 and 2006 were 30.4% and 30.6%, respectively. The Company benefited from various tax adjustments of $9.9 million and $4.8 million in 2007 and 2006, respectively (see also Note 12, Income Taxes, to the consolidated financial statements).

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

Operating Segment Results

In January 2007, the Company reorganized its operating group structure into four operating groups from the three groups under the prior management structure. These operating groups are considered the Company’s reportable segments under SFAS 131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. Each of these operating groups covers a wide range of product categories and geographic regions. The product categories and geographic regions often overlap across the groups. Further information regarding the details of each group is presented in Note 4, Segment and Geographic Information, to the consolidated financial statements. The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

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

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 9.8% during the year ended December 31, 2007 compared to 2006. This increase was driven by positive growth, acquisition related activity and positive currency translation. The implementation of the U.S Strategic Partnership Program hindered this segment in both 2007 and 2006.

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

France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 14.1%, including the favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong growth occurred in CIS, Middle East, United Kingdom and Pacific Rim businesses.

Operating income increased $4.2 million during the year ended December 31, 2007 compared to 2006. The increase was primarily related to sales growth and currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased 12.1%, including the favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong growth occurred in the Orthodontic, Endodontic and Canadian businesses.

Operating income increased $9.4 million during the year ended December 31, 2007 compared to 2006. The increase in operating profits was driven primarily by sales growth across the segment, partially offset by the additional operational investment into the combined Endodontic/Implant businesses in the U.S. The increase was also related to positive currency translation.

Global Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased 12.7%, including favorable impact of currency translation, during the year ended December 31, 2007 compared to 2006. Strong growth occurred in the Implants business, and the U.S. dental laboratory business also grew at a faster rate in 2007. Additionally, the Company believes that a significant contraction in the alloy products market occurred, in part, due to the dramatic increase in the price of precious metals and the move to all ceramic products, such as the Company's Cercon® product, in the past few years.

Operating income increased $17.8 million during the year ended December 31, 2007 compared to 2006. The increase in operating profits was driven primarily by the sales growth in the Implants business.  In addition, operating profit was positively impacted from currency translation.

FOREIGN CURRENCY

Since approximately 62% of the Company's 2008 net sales, excluding precious metal content, were generated in currencies other than the U.S. dollar, the value of the U.S. dollar in relation to those currencies affects the results of operations of the Company. The impact of currency fluctuations in any given period can be favorable or unfavorable. The impact of foreign currency fluctuations of European currencies on operating income is partially offset by sales in the U.S. of products sourced from plants and third party suppliers located overseas, principally in Germany and Switzerland.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The Company has identified below the accounting estimates believed to be critical to its business and results of operations. These critical estimates represent those accounting policies that involve the most complex or subjective decisions or assessments.

Accounts Receivable

The Company sells dental products both through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.  In addition, a negative impact on sales to those customers may occur.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined primarily by the first-in, first-out (“FIFO”) or average cost methods, with a small portion being determined by the last in, first-out (“LIFO”) method. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, additional inventory reserves may be required.

Goodwill and Other Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that at least an annual impairment test be applied to goodwill and indefinite-lived intangible assets. The Company performs impairment tests on at least an annual basis using a fair value approach. If impairment related to goodwill is identified under SFAS 142, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Other long-lived assets, such as definite intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” these assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

Assessment of the potential impairment of goodwill, indefinite-lived, definite-lived intangible assets and long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company’s discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. If the overall global economy continues to experience recessionary conditions, the economic outlook for the assets being evaluated could also result in impairment charges being recognized. Information with respect to the Company’s significant accounting policies on goodwill, indefinite-lived and definite-lived intangible assets and long-lived assets are included in Note 1, Significant Accounting Policies, to the consolidated financial statements.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. This standard, as amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in fair value be recorded each period in current earnings or accumulated other comprehensive income.

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the U.S. are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. In establishing its discount rates, the Company predominantly uses observed indices of high-grade corporate bond yields with durations that are equivalent to the expected duration of the underlying liability. The discount rate for each plan is based on observed corporate bond yield indices in the respective economic region covered by the plan. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. Additional information related to the impact of changes in these assumptions is provided in Note 13, Benefit Plans, to the consolidated financial statements.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates made by management are based on an analysis made by internal and external legal counsel who considers information known at the time. The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

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

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, tax expense includes the U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2008, the Company recorded a valuation allowance of $36.7 million against the benefit of certain net operating loss carryforwards of foreign and domestic subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2008 were $336.0 million compared to $387.7 million during the year ended December 31, 2007. The decrease of $51.7 million was primarily the result of higher earnings in the 2008 period being offset by higher tax payments and unfavorable working capital changes versus the prior year. While net income from continuing operations increased by $24.2 million to $283.9 million, the Company had higher tax payments in 2008. The increase in tax payments versus the prior year is a result of higher earnings in the current year and utilization in 2007 of a net operating loss. Increased days in inventory and days outstanding in accounts receivable resulted in a $44.8 million use of cash flow. For the year ended December 31, 2008, the number of days for sales outstanding in accounts receivable and days in inventory were 54 days and 100 days, respectively, compared to the previous year of 51 days and 95 days, respectively.

Investing activities during 2008 include capital expenditures of $76.4 million. Activity related to the acquisition of businesses, for the year ended December 31, 2008, was $117.3 million, which was primarily due to the acquisition of Zhermack S.p.A., several small companies in 2008 and final payments on three acquisitions from previous years. (See Note 3, Business Acquisitions, to the consolidated financial statements).

At December 31, 2008, the Company had authorization to maintain up to 17.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 3.0 million shares during 2008 at an average price of $37.91. As of December 31, 2008 and 2007, the Company held 14.2 million and 12.0 million shares of treasury stock, respectively. The Company also received proceeds of $12.7 million primarily as a result of 0.7 million stock option exercises during the year ended December 31, 2008.

DENTSPLY's total debt at December 31, 2008 and 2007 was $427.7 million and $482.3 million, respectively. The Company’s long-term borrowings decreased by a net of $54.6 million during the year ended December 31, 2008. This change included a net reduction in borrowings of $86.3 million during the year ended 2008, plus an increase of $31.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. During the year ended December 31, 2008, the Company’s ratio of long-term debt to total capitalization decreased to 21.2% compared to 24.1% at December 31, 2007.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, excluding depreciation and amortization, to interest expense. At December 31, 2008, the Company was in compliance with these covenants. The Company also has available an aggregate $250.0 million under its U.S. commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility. The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $500.0 million with $114.3 million outstanding under the multi-currency facility and none outstanding under the commercial paper facility at December 31, 2008.

The Company also has access to $65.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2008, $21.8 million is outstanding under these short-term lines of credit.  At December 31, 2008, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $426.1 million. At December 31, 2008, the Company held $78.1 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels. The Company's cash, cash equivalents and short-term investments decreased $112.1 million during the year ended December 31, 2008 to $204.2 million. In 2008, the Company had net purchases of $112.6 million in treasury stock. The net reduction in borrowings was primarily due to the repatriation of $144.0 million and short-term intercompany loans of $160.0 million from foreign subsidiaries used to repay U.S. commercial paper of $159.3 million.

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

On March 13, 2007, the Company entered into a Note Purchase Agreement with a group of initial purchasers, providing for the issuance of $150.0 million aggregate principal amount of floating rate senior notes due in 2010 through a private placement. The net proceeds from the offering after deducting placement fees and expenses of the offering was $149.5 million. The obligations of DENTSPLY and the initial purchasers are subject to the terms and conditions of the Note Purchase Agreement.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2008:

				Greater
	Less Than	1-3	3-5	Than
Contractual Obligations	1 Year	Years	Years	5 Years	Total
	(in thousands)
Long-term borrowings	$ 3,980	$ 283,195	$ 140,075	$ 409	$427,659
Operating leases	24,730	30,458	13,760	11,819	80,767
Interest on long-term borrowings, net
of interest rate swap agreements	23,230	23,252	1,837	611	48,930
Postretirement obligations	8,195	19,387	20,443	59,667	107,692
Cross currency swaps	-	142,372	6,563	-	148,935
Commodity hedges	1,911	20	-	-	1,931
Precious metal consignment agreements	78,101	-	-	-	78,101
	$140,147	$ 498,684	$182,678	$ 72,506	$894,015

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; and therefore, $23.3 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 12, Income Taxes, to the consolidated financial statements).

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 10, Financing Arrangements. The Company continues to generate strong cash flows from operations, which is used to finance the Company’s activities.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009. The adoption will reclassify the minority interests currently reported in the liabilities section of the balance sheet to the equity section of the balance sheet.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), ”Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and the adoption will further expand the Company’s footnotes for derivatives.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard will have no impact on the Company’s financial statements.

        In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets.” The FSP provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is in the process of evaluating the impact of adopting this staff position on its disclosures.

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

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total debt was $427.7 million as of December 31, 2008. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates carrying values.

Derivative Financial Instruments

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

Foreign Exchange Risk Management The Company enters into forward foreign exchange contracts to selectively hedge assets and liabilities denominated in foreign currencies. Market value gains and losses are recognized in income currently and the resulting gains or losses offset foreign exchange gains or losses recognized on the foreign currency assets and liabilities hedged.

The Company selectively enters into forward foreign exchange contracts to hedge anticipated purchases of product to effectively fix certain variable costs. These forwards are used to stabilize the cost of certain of the Company's products. The Company generally accounts for the forward foreign exchange contracts as cash flow hedges under SFAS 133. As a result, the Company records the fair value of the contract primarily through other comprehensive income based on the tested effectiveness of the forward foreign exchange contracts. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities, and perceived risks. The Company’s significant contracts outstanding as of December 31, 2008 are summarized in the table that follows. These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.

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

At December 31, 2008 and 2007, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2008 and December 31, 2007, the estimated net fair values of the cross currency interest rate swap agreements were negative $148.9 million and negative $138.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2008 and 2007, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese Yen, net of these net investment hedges, were $77.5 million and $156.8 million, respectively, which were included in accumulated other comprehensive income, net of tax effects. The Company’s outstanding debt denominated in foreign currencies and the outstanding cross currency interest rate swaps as of December 31, 2008 are summarized in the table that follows.

Interest Rate Risk Management The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2008, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese Yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March 2010.

Commodity Risk Management The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges under SFAS 133. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding as of December 31, 2008 are summarized in the table that follows.

Off Balance Sheet Arrangements

Consignment Arrangements

The Company consigns the precious metals used in the production of precious metal dental alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on its consolidated balance sheet. These agreements are cancelable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company typically has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

As precious metal prices fluctuate, the Company evaluates the impact of the precious metal price fluctuation on its target gross margins for precious metal dental alloy products and revises the prices customers are charged for precious metal dental alloy products accordingly, depending upon the magnitude of the fluctuation. While the Company does not separately invoice customers for the precious metal content of precious metal dental alloy products, the underlying precious metal content is the primary component of the cost and sales price of the precious metal dental alloy products. For practical purposes, if the precious metal prices go up or down by a small amount, the Company will not immediately modify prices, as long as the cost of precious metals embedded in the Company’s precious metal dental alloy price closely approximates the market price of the precious metal. If there is a significant change in the price of precious metals, the Company adjusts the price for the precious metal dental alloys, maintaining its margin on the products.

At December 31, 2008, the Company had 113,263 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $78.1 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2008, the average annual rate charged by the consignor banks was 1.91% These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

	EXPECTED MATURITY DATES
	(represents notional amounts for derivative financial instruments)
							December 31, 2008
						2014 and	Carrying	Fair
	2009	2010	2011	2012	2013	beyond	Value	Value
Financial Instruments	(dollars in thousands)
Notes Payable:
U.S. dollar denominated	$ 70	$ -	$ -	$ -	$ -	$ -	$ 70	$ 70
Average interest rate	0.00%						0.00%
Taiwan dollar denominated	163	-	-	-	-	-	163	163
Average interest rate	0.00%						0.00%
Polish zloty denominated	66	-	-	-	-	-	66	66
Average interest rate	8.69%						8.69%
Euro denominated	20,178	-	-	-	-	-	20,178	20,178
Average interest rate	4.34%						4.34%
Brazil Reais denominated	1,338	-	-	-	-	-	1,338	1,338
Average interest rate	19.87%						19.87%
Total Notes Payable	$ 21,815	$ -	$ -	$ -	$ -	$ -	$ 21,815	$ 21,815
	5.26%						5.26%
Current Portion of Long-Term Debt:
U.S. dollar denominated	$ 4	$ -	$ -	$ -	$ -	$ -	$ 4	$ 4
Average interest rate	10.13%						10.13%
Euro denominated	3,976	-	-	-	-	-	3,976	3,976
Average interest rate	4.28%						4.28%
Total Current Portion
of Long-Term Debt	$ 3,980	$ -	$ -	$ -	$ -	$ -	$ 3,980	$ 3,980
	4.28%						4.28%
Long Term Debt:
U.S. dollar denominated	$ -	$ 152,978	$ -	$ -	$ -	$ -	$ 152,978	$ 152,978
Average interest rate		2.25%					2.25%
Swiss franc denominated	-	114,316	-	-	-	-	114,316	114,316
Average interest rate		1.21%					1.21%
Japanese yen denominated	-	-	-	138,247	-	-	138,247	138,247
Average interest rate				1.61%			1.61%
Euro denominated	-	5,157	3,873	4,462	1,353	3,293	18,138	18,138
Average interest rate		3.96%	3.89%	3.83%	4.64%	4.90%	4.14%
Total Long-Term Debt,
Net Current Portion	$ -	$ 272,451	$ 3,873	$ 142,709	$ 1,353	$ 3,293	$ 423,679	$ 423,679
		1.85%	3.89%	1.68%	4.64%	4.90%	1.84%

	EXPECTED MATURITY DATES

	(represents notional amounts for derivative financial instruments)
							December 31, 2008
						2014 and	Carrying	Fair
	2009	2010	2011	2012	2013	beyond	Value	Value
Derivative Financial Instruments
Foreign Exchange	(dollars in thousands)
Forward Contracts:
Forward sale, 9.1 million
Australian dollars	$ 6,407	$ -	$ -	$ -	$ -	$ -	$ (59)	$ (59)
Forward sale, 10.3 million
Canadian dollars	8,479	-	-	-	-	-	574	574
Forward purchase, 2.9 million
Canadian dollars	(2,386)	-	-	-	-	-	45	45
Forward sale, 1.7 billion
Japanese yen	18,825	-	-	-	-	-	(254)	(254)
Forward purchase, 0.3 billion
Japanese yen	(3,491)	-	-	-	-	-	(73)	(73)
Forward sale, 104.9 million
Mexican Pesos	7,548	-	-	-	-	-	130	130
Forward sale, 6.1 million
Danish Krone	1,140	-	-	-	-	-	2	2
Forward sale, 36.7 million
Euros	51,187	-	-	-	-	-	2,807	2,807
Forward purchase, 189.2 million
Euros	(263,965)	-	-	-	-	-	112	112
Forward sale, 29.2 million
Swiss francs	27,317	-	-	-	-	-	(1,413)	(1,413)
Forward purchase, 11.0 million
Swiss francs	(10,314)	-	-	-	-	-	184	184
Total Foreign Exchange
Forward Contracts	$(159,253)	$ -	$ -	$ -	$ -	$ -	$ 2,055	$ 2,055
Interest Rate Swaps:
Interest rate swaps - euro	$ 78	$ 703	$ -	$ -	$ -	$ -	$ 2	$ 2
Average interest rate	-1.0%	-1.0%
Interest rate swaps - Japanese yen	-	-	-	138,247	-	-	(3,342)	(3,342)
Average interest rate				1.6%
Interest rate swaps - Swiss francs	-	-	-	60,809	-	-	(5,093)	(5,093)
Average interest rate				4.2%
Interest rate swaps - US dollars	-	150,000	-	-	-	-	(4,096)	(4,096)
Average interest rate		3.9%
Total Interest Rate Swaps	$ 78	$ 150,703	$ -	$ 199,056	$ -	$ -	$ (12,529)	$ (12,529)
Cross Currency Basis Swaps:
Swiss franc 650.0 million @ 1.21	$ -	$479,920	$75,215	$52,950	$ -	$ -	$ (70,146)	$(70,146)
pay CHF 3 mo. Libor rec. USD 3mo. Libor		-0.12%	-0.16%	-0.28%
Euros 358.0 million @ $1.17	-	499,354	-	-	-	-	(78,789)	(78,789)
pay EUR 3 mo. Libor rec. USD 3mo. Libor		1.36%
Total Cross Currency Basis Swaps	$ -	$979,274	$ 75,215	$52,950	$ -	$ -	$(148,935)	$(148,935)
Commodity Contracts:
Silver Swap - U.S. dollar	$ (2,913)	$ -	$ -	$ -	$ -	$ -	$ (697)	$ (697)
Platinum Swap - U.S. dollar	(3,184)	(157)	-	-	-	-	(1,234)	(1,234)
Total Commodity Contracts	$ (6,097)	$ (157)	$ -	$ -	$ -	$ -	$ (1,931)	$ (1,931)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 20, 2009		February 20, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of DENTSPLY International Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 20, 2009

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2008	2007	2006
	(in thousands, except per share amounts)

Net sales (Note 4)	$ 2,193,723	$ 2,009,833	$ 1,810,496
Cost of products sold	1,041,779	969,050	881,485

Gross profit	1,151,944	1,040,783	929,011
Selling, general and administrative expenses	739,168	675,365	606,410
Restructuring, impairment and other costs (Note 14)	32,355	10,527	7,807

Operating income	380,421	354,891	314,794

Other income and expenses:
Interest expense	32,527	23,783	34,897
Interest income	(17,089)	(26,428)	(36,580)
Other expense (income), net (Note 5)	9,511	(599)	1,640

Income before income taxes	355,472	358,135	314,837
Provision for income taxes (Note 12)	71,603	98,481	91,119

Net income	$ 283,869	$ 259,654	$ 223,718

Earnings per common share (Note 2)
- Basic	$ 1.90	$ 1.71	$ 1.44
- Diluted	$ 1.87	$ 1.68	$ 1.41

Cash dividends declared per common share	$ 0.18500	$ 0.16500	$ 0.14500

Weighted average common shares outstanding (Note 2):
Basic	149,069	151,707	155,229
Diluted	151,679	154,721	158,271

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$ 203,991	$ 169,384
Short-term investments	258	146,939
Accounts and notes receivable-trade, net (Note 1)	319,260	307,622
Inventories, net (Notes 1 and 6)	306,125	258,032
Prepaid expenses and other current assets (Notes 12 and 15)	120,228	100,045
Total Current Assets	949,862	982,022

Property, plant and equipment, net (Notes 1 and 7)	432,276	371,409
Identifiable intangible assets, net (Notes 1 and 8)	103,718	76,167
Goodwill, net (Notes 1 and 8)	1,277,026	1,127,420
Other noncurrent assets, net (Notes 12, 13 and 15)	67,518	118,551
Total Assets	$2,830,400	$ 2,675,569

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 104,329	$ 82,321
Accrued liabilities (Note 9)	193,660	189,405
Income taxes payable (Note 12)	36,178	39,441
Notes payable and current portion
of long-term debt (Note 10)	25,795	1,244
Total Current Liabilities	359,962	312,411

Long-term debt (Note 10)	423,679	482,063
Deferred income taxes (Note 12)	69,049	60,547
Other noncurrent liabilities (Note 13 and 15)	318,297	304,146
Total Liabilities	1,170,987	1,159,167

Minority interests in consolidated subsidiaries	71,691	296

Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $.01 par value; .25 million
shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at December 31, 2008 and December 31, 2007	1,628	1,628
Capital in excess of par value	187,154	173,084
Retained earnings	1,838,958	1,582,683
Accumulated other comprehensive income	39,612	145,819
Treasury stock, at cost, 14.2 million shares at December 31, 2008
and 12.0 million shares at December 31, 2007	(479,630)	(387,108)
Total Stockholders' Equity	1,587,722	1,516,106
Total Liabilities and Stockholders' Equity	$ 2,830,400	$ 2,675,569
The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
		Capital in		Accumulated Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity
	(in thousands)
Balance at December 31, 2005	$ 814	$ 175,623	$ 1,151,856	$ 56,454	$ (138,151)	$ 1,246,596
Comprehensive Income:
Net income	-	-	223,718	-	-	223,718
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	79,127	-	79,127
Unrealized loss on available-for-sale securities	-	-	-	(31)	-	(31)
Net loss on derivative financial instruments	-	-	-	(47,877)	-	(47,877)
Minimum pension liability adjustment	-	-	-	8,362	-	8,362
Unrecognized losses and prior service cost, net	-	-	-	(16,121)	-	(16,121)

Comprehensive Income						247,178

Exercise of stock options	-	(45,929)	-	-	99,540	53,611
Tax benefit from stock options exercised	-	18,923	-	-	-	18,923
Share based compensation expense	-	19,623	-	-	-	19,623
Funding of Employee Stock Option Plan	-	(105)	-	-	4,199	4,094
Treasury shares purchased	-	-	-	-	(293,772)	(293,772)
2006 Stock dividends	814	-	(814)	-	-	-
Cash dividends ($0.145 per share)	-	-	(22,418)	-	-	(22,418)
Balance at December 31, 2006	$ 1,628	$ 168,135	$ 1,352,342	$ 79,914	$ (328,184)	$ 1,273,835
Comprehensive Income:
Net income	-	-	259,654	-	-	259,654
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	106,231	-	106,231
Unrealized loss on available-for-sale securities	-	-	-	(333)	-	(333)
Net loss on derivative financial instruments	-	-	-	(53,790)	-	(53,790)
Unrecognized losses and prior service cost, net	-	-	-	13,797	-	13,797

Comprehensive Income						325,559

Exercise of stock options	-	(20,592)	-	-	66,186	45,594
Tax benefit from stock options exercised	-	11,378	-	-	-	11,378
Share based compensation expense	-	14,088	-	-	-	14,088
Funding of Employee Stock Option Plan	-	39	-	-	312	351
Treasury shares purchased	-	-	-	-	(125,422)	(125,422)
Adjustments to initially apply SFAS 158 and FIN 48	-	-	(4,282)	-	-	(4,282)
RSU dividends	-	36	(36)	-	-	-
Cash dividends ($0.165 per share)	-	-	(24,995)	-	-	(24,995)
Balance at December 31, 2007	$ 1,628	$ 173,084	$ 1,582,683	$ 145,819	$ (387,108)	$ 1,516,106
Comprehensive Income:
Net income	-	-	283,869	-	-	283,869
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(71,521)	-	(71,521)
Net loss on derivative financial instruments	-	-	-	(13,986)	-	(13,986)
Unrecognized losses and prior service cost, net	-	-	-	(20,700)	-	(20,700)

Comprehensive Income						177,662

Exercise of stock options	-	(7,268)	-	-	19,994	12,726
Tax benefit from stock options exercised	-	3,910	-	-	-	3,910
Share based compensation expense	-	17,290	-	-	-	17,290
Funding of Employee Stock Option Plan	-	62	-	-	118	180
Treasury shares purchased	-	-	-	-	(112,634)	(112,634)
RSU dividends	-	76	(76)	-	-	-
Cash dividends ($0.185 per share)	-	-	(27,518)	-	-	(27,518)
Balance at December 31, 2008	$ 1,628	$ 187,154	$ 1,838,958	$ 39,612	$ (479,630)	$ 1,587,722

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$ 283,869	$ 259,654	$ 223,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,887	42,628	40,419
Amortization	9,042	7,661	7,015
Deferred income taxes	13,371	25,568	53,700
Share based compensation expense	17,290	14,088	19,623
Restructuring, impairment and other costs	13,468	2,778	893
Stock option income tax benefit	(3,910)	(11,414)	(11,461)
Other non-cash (income) costs	(20,253)	(10,619)	(4,494)
(Gain)/loss on disposal of property, plant and equipment	1,373	(1,904)	509
(Gain)/loss on disposal of intangible assets	2,356	-	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(3,690)	9,029	(19,979)
Inventories, net	(32,824)	(716)	(10,775)
Prepaid expenses and other current assets	(1,220)	644	(404)
Other non current assets	390	1,253	705
Accounts payable	5,430	(7,395)	(6,581)
Accrued liabilities	(1,773)	(2,984)	6,114
Income taxes	4,594	59,421	(27,192)
Other noncurrent liabilities	581	5	45
Net cash provided by operating activities	335,981	387,697	271,855

Cash flows from investing activities:
Cash paid for acquisitions of businesses and equity investments	(117,300)	(101,492)	(32,083)
Capital expenditures	(76,440)	(64,163)	(50,616)
Expenditures for identifiable intangible assets	(2,477)	(1,665)	(1,998)
Purchases of short-term investments	(166,208)	(138,471)	(285,412)
Liquidations of short-term investments	314,025	73	285,638
Proceeds from sale of property, plant and equipment	596	6,327	8,180
Net cash (used in) investing activities	(47,804)	(299,391)	(76,291)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of deferred financing costs	117,900	149,500	206,323
Payments on long-term borrowings	(226,147)	(50,543)	(569,573)
Increase (decrease) in short-term borrowings	2,111	(2,166)	1,244
Proceeds from exercise of stock options	12,726	45,594	53,611
Excess tax benefits from share based compensation	3,910	11,378	11,461
Cash paid for treasury stock	(112,634)	(125,422)	(293,772)
Cash dividends paid	(26,952)	(25,134)	(21,863)
Net cash (used in) provided by financing activities	(229,086)	3,207	(612,569)

Effect of exchange rate changes on cash and cash equivalents	(24,484)	12,807	48,085
Net increase (decrease) in cash and cash equivalents	34,607	104,320	(368,920)
Cash and cash equivalents at beginning of period	169,384	65,064	433,984
Cash and cash equivalents at end of period	$ 203,991	$ 169,384	$ 65,064
The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2008	2007	2006
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$ 34,222	$ 21,926	$ 11,170
Income taxes paid	$ 66,696	$ 38,091	$ 68,407

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

Description of Business

DENTSPLY designs, develops, manufactures and markets a broad range of products for the dental market. The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, precious metal dental alloys, dental ceramics, endodontic instruments and materials, prophylaxis paste, ultrasonic scalers and crown and bridge materials; the leading United States ("U.S.") manufacturer and distributor of dental handpieces, dental x-ray film holders and film mounts, and a leading worldwide manufacturer or distributor of dental injectable anesthetics, impression materials, orthodontic appliances, dental cutting instruments and dental implants. The Company distributes its dental products in over 120 countries under some of the most well established brand names in the industry.

DENTSPLY is committed to the development of innovative, high quality, cost effective products for the dental market.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries in which the Company exercises control (collectively the "Company"). Investments in 20% to 50% owned companies in which the Company significantly influences operating and financial policy are accounted for by the equity method unless the investment is a consolidated variable interest entity. The Company’s equity in the net income (loss) of these companies is not material. The Company consolidates all variable interest entities where it is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, if different assumptions are made or if different conditions exist.

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

Accounts and Notes Receivable-Trade

The Company sells dental products through a worldwide network of distributors and directly to end users. For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them. The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Accounts and notes receivable-trade is stated net of these allowances that were $19.4 million and $18.9 million at December 31, 2008 and 2007, respectively. The Company recorded provisions for doubtful accounts, included in “Selling, general and administrative expenses,” of approximately $3.9 million for 2008, $2.7 million for 2007, and $2.1 million for 2006.

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales for the estimated rebate as sales take place throughout the year in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2008 and 2007, the cost of $9.6 million, or 3.1%, and $10.6 million, or 4.1%, respectively, of inventories was determined by the last in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2008 and 2007 by $3.5 million and $4.4 million, respectively.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

Assessment of the potential impairment of goodwill, indefinite-lived intangible assets and other long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company's discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. If the overall global economy continues to experience recessionary conditions, the economic outlook for the assets being evaluated could also result in impairment charges being recognized. Information with respect to the Company’s significant accounting policies on long-lived assets for each category of long-lived asset is discussed below.

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

Identifiable Finite-lived Intangible Assets

Identifiable finite-lived intangible assets, which primarily consist of patents, trademarks and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable in accordance with SFAS 144. At a minimum, the Company reviews all of its intangible assets for impairment annually. The Company closely monitors intangible assets related to new technology for indicators of impairment as these assets have more risk of becoming impaired. Impairment is based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

The Company performed the required annual impairment tests for 2008 and no impairment was identified. This impairment assessment included an evaluation of eight reporting units. In addition to the annual impairment test, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual events or through the annual development of operating unit business plans in the fourth quarter of each year or otherwise, impairment assessments will be performed as necessary.

Derivative Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or accumulated other comprehensive income.

The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, and assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert floating rate debt to fixed rate, fixed rate debt to floating rate, cross currency basis swaps to convert debt denominated in one currency to another currency, and commodity swaps to fix its variable raw materials costs.

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans. Additionally, certain union and salaried employee groups in the U.S. are covered by postretirement healthcare plans. Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends. Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits. Changes in these assumptions can impact the Company’s pretax earnings. In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined. These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates. The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations. In accordance with

Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is an amendment of SFAS No. 87, 88, 106 and 132(R), the Company reports the funded status of its defined benefit pension and other postretirement benefit plans on its balance sheets as a net liability or asset. Additional information related to the impact of changes in these assumptions is provided in Note 13, Benefit Plans, to the consolidated financial statements.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments and changes in its unrecognized losses and prior service costs, net are recorded in accumulated other comprehensive income. These changes are recorded in accumulated other comprehensive income net of any related tax effects. For the years ended December 31, 2008, 2007 and 2006, these adjustments were net of tax effects of $138.5 million, $111.3 million and $73.6 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Foreign currency translation adjustments	$ 169,550	$ 241,071	$ 134,840
Net loss on derivative financial instruments	(99,840)	(85,854)	(32,064)
Unrealized gain on available-for-sale securities	-	-	333
Unrecognized losses and prior service cost, net	(30,098)	(9,398)	(23,195)
	$ 39,612	$ 145,819	$ 79,914

The cumulative foreign currency translation adjustments included translation gains of $278.1 million and $331.1 million as of December 31, 2008 and 2007, respectively, offset by losses of $108.5 million and $90.0 million, respectively, on loans designated as hedges of net investments.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at exchange rates on the balance sheet date and revenue and expenses are translated at the average year-to-date rates of exchange. The effects of these translation adjustments are reported in stockholders' equity within accumulated other comprehensive income. During the year ended December 31, 2008, the Company had translation losses of $53.0 million, and losses of $18.5 million on its loans designated as hedges of net investments. During the year ended December 31, 2007, the Company had translation gains of $114.6 million, partially offset by losses of $8.4 million on its loans designated as hedges of net investments. During the year ended December 31, 2006, the Company had translation gains of $89.0 million, partially offset by losses of $9.9 million on its loans designated as hedges of net investments.

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in income. Exchange losses of $8.9 million, exchange gains of $0.5 million and exchange losses of $0.2 million in 2008, 2007 and 2006, respectively, are included in “Other expense (income), net.”

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Net sales include shipping and handling costs collected from customers in connection with the sale. Sales taxes, value added taxes and other similar types of taxes collected from customers in connection with the sale are recorded by the Company on a net basis and are not included in the statement of income.

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $199.9 million, $189.9 million and $187.4 million for 2008, 2007 and 2006, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead costs. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation related to the capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” and amounted to approximately $52.3 million, $46.8 million and $44.4 million for 2008, 2007 and 2006, respectively.

Stock Compensation

The Company follows Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost of share-based payments is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity awards). The compensation cost is only recognized for the portion of the awards that are expected to vest. The Company also follows the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes in accordance with SFAS 109. Under SFAS 109, tax expense includes the U.S. and international income taxes plus the provision for the U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

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

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales in 2008, 2007 and 2006. In 2008, the Company had four reportable segments and a description of the activities of these segments is included in Note 4, Segment and Geographic Information, to the consolidated financial statements.

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

On February 12, 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. As a result of the adoption of SFAS 157 for financial assets and liabilities, the Company recognized pretax income of $1.8 million. The Company has presented the required disclosures in Note 16, Fair Value Measurement.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009. The adoption will reclassify the minority interests currently reported in the liabilities section of the balance sheet to the equity section of the balance sheet.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years beginning after December 15, 2008. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The Company will adopt SFAS 161 in the first quarter of fiscal year 2009 and the adoption will have no impact on the Company’s financial statements. The adoption will further expand the Company’s footnotes for derivatives.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This standard will have no impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets.” The FSP provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is in the process of evaluating the impact of adopting this staff position on its disclosures.

NOTE 2 - EARNINGS PER COMMON SHARE

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K.

The following table sets forth the computation of basic and diluted earnings per common share:

	Net		Earnings per
	Income	Shares	common share
	(in thousands, except for share amounts)
Year Ended December 31, 2008
Basic	$283,869	149,069	$1.90
Incremental shares from
assumed exercise of dilutive options	-	2,610

Diluted	$283,869	151,679	$1.87

Year Ended December 31, 2007
Basic	$259,654	151,707	$1.71
Incremental shares from
assumed exercise of dilutive options	-	3,014

Diluted	$259,654	154,721	$1.68

Year Ended December 31, 2006
Basic	$223,718	155,229	$1.44
Incremental shares from
assumed exercise of dilutive options	-	3,042

Diluted	$223,718	158,271	$1.41

Options to purchase 1.6 million, 0.2 million and 2.2 million shares of common stock that were outstanding during the years ended 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and their effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS

The Company accounts for all acquisitions under the purchase method of accounting; and accordingly, the results of the operations acquired are included in the accompanying financial statements for the periods subsequent to the respective dates of the acquisitions.

During 2008, the acquisition related activity was $117.3 million, net of cash and assumed debt. This activity was related to three business combinations, the acquisition and consolidation of two variable interest entities (“VIEs”), and three earn-out payments on acquisitions from prior years.

Business Combinations

The following list provides information about the companies acquired in 2008, excluding the VIEs:

•

In July 2008, the Company acquired Dental Depot Lomberg B.V. (“Lomberg”), which markets and sells various dental products, including but not limited to, orthodontic products and materials. Lomberg is included in the Canada/Latin America/ Endodontics/ Orthodontics segment and further strengthens the Company’s dental specialty business.

•

In July 2008, the Company acquired E.S. Holding N.V. (“E.S. Holding”), which manufactures, markets and sells dental products, particularly dental laboratory products, and non-dental products. E.S. Holding is included in the Global Dental Laboratory Business/Implants/Non-Dental segment and further strengthens the Company’s dental specialty and laboratory businesses.

•

In December 2008, the Company acquired the assets of Apollonia & Fama Impant S.r.l. (“AFI”), which markets and sells dental implant products in Italy. AFI is included in the France, United Kingdom, Italy, CIS, Middle East, Africa and Pacific Rim Businesses segment and further strengthens the Company’s dental specialty business.

Variable Interest Entities

During 2006, the Company acquired a 40% interest in Materialise Dental N.V. (“Materialise”). The transaction provides the opportunity for the Company to acquire the remaining interest over time. The Company accounted for the initial purchase of 40% interest under the equity method.

In 2007, Materialise received a $2.7 million uncollateralized loan of which the Company funded $1.1 million, which was equivalent to its ownership interest. The loan has a five-year term and was issued to support Materialise’s working capital. If the Company purchases additional shares subsequent to December 31, 2009 under the provisions of the Sale and Purchase Agreement (“SPA”), the loan is repayable immediately.

In the fourth quarter of 2008, the Company purchased an additional 6% interest in Materialise, a simulation software company and a leading manufacture of a variety of surgical guides to assist in the placement of dental implants. The purchase of additional interest increases the Company’s total ownership to 46%, and creates a reconsideration event under the provisions of FIN 46(R). The Company determined it was the primary beneficiary based on the purchase of the additional 6% ownership interest and existing provisions in the SPA. The results and preliminary estimates of fair values of assets acquired and liabilities of Materialise has been included in the Company’s financial statements and included in the Global Dental Laboratory Business/Implants/Non-Dental segment. The consolidation of Materialise further strengthens the Company’s product offerings in the dental specialty business.

On December 31, 2008, the Company acquired a 60% interest in Zhermack S.p.A. (“Zhermack”), a manufacturer, designer, marketer, and seller of dental consumables products. The Company determined that Zhermack is considered a VIE due to disproportionate voting rights. Under the provisions of FIN 46(R), the Company is considered the primary beneficiary based on its total ownership interest in Zhermack and its opportunity to acquire the remaining interest over time. The preliminary estimates of fair values of assets acquired and liabilities assumed of Zhermack has been included in the Company’s financial statements and included in the U.S., Germany, and Certain Other European Regions Consumable Businesses segment. The consolidation of Zhermack further strengthens the Company’s product offerings in the dental consumables businesses.

Additional Earn-out Payments

        Several of the Company’s 2005 and 2007 acquisitions included provisions for possible additional payments based on the future performance of the individual businesses (generally for two to three years). During 2008, the Company paid $10.0 million in additional purchase price under these agreements. Several of the 2007 and 2008 acquisitions still have potential additional payments based on future operating performance of the businesses that could be paid out over the next 5 years.

Purchase Price Allocations for the Business Acquisitions, VIEs, and Additional Earnout Payments

The purchase prices have been allocated on the basis of preliminary estimates of fair values of assets acquired and liabilities assumed and have been included in the accompanying financial statements since the effective date of the respective transaction. The Company is currently evaluating the valuations assigned to the intangible assets for Zhermack, and expects to have the final valuations completed by June 30, 2009. As of December 31, 2008, the Company has recorded a total of $164.2 million in goodwill related to unallocated portions of the respective purchase prices for the three business combinations, two VIEs and additional earn-out payments on acquisitions from prior years. None of this goodwill is expected to be deductible for tax purposes.

The aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$58,073
Property, plant and equipment	39,781
Identifiable intangible assets and goodwill	200,997
Other noncurrent assets	885
Total assets	$299,736
Current liabilities	(51,031)
Noncurrent liabilities	(32,846)
Total liabilities	$(83,877)
Minority interests	(67,964)
Net assets	$147,895

As a result of the acquisition related activity in 2008, the Company expensed $2.3 million for the fair value of in-process research and development.

Also, as a result of the 2008 acquisition related activity, the Company has recorded a total of $36.8 million in intangible assets. Of this total amount of intangible assets, $33.8 million was recorded as trademarks, brand names and patents with an average weighted life of 15.0 years, and $3.0 million was allocated to other intangible assets with an average weighted life of 5.4 years.

Goodwill was assigned to the following four segments:

•	$83.1 million to United States, Germany, and Certain Other European Regions Consumable Businesses;

•	$4.5 million to France, United Kingdom, Italy, CIS, Middle East, Africa, Pacific Rim Businesses;
•	$16.0 million Canada/ Latin America/ Endodontics/ Orthodontics; and,

•	$60.6 million to Global Dental Laboratory Business/ Implants/Non-Dental.

During 2007, the Company acquired Sultan Healthcare, Inc., DFT Dis Hekimligi Irunleri A.S. Ata Anil (“DFT”), NEKS Technologies, Inc., TMV Medica SA and Sportswire LLC. The Company purchased Sultan Healthcare, Inc. and NEKS Technologies to further strengthen its dental consumable businesses through product offerings. The Company purchased Sportswire LLC, DFT and TMV Medica SA to further strengthen its dental specialty business. The aggregate purchase price, net of cash acquired, was $97.2 million.The results of operations for the five businesses have been included in the accompanying financial statements since the effective date of the respective transaction. The purchase prices of these acquisitions have been allocated based on the fair values of assets acquired and liabilities assumed. The aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$17,031
Property, plant and equipment	2,265
Identifiable intangible assets and goodwill	85,978
Other noncurrent assets	228
Total assets	$105,502
Current liabilities	(7,877)
Other noncurrent liabilities	(418)
Total liabilities	(8,295)
Net assets	$97,207

As a result of the 2007 acquisitions, the Company has recorded a total of $9.8 million in intangible assets. Of this total amount of intangible assets, $7.9 million was recorded as trademarks and brand names with an average weighted life of 15 years, and $1.9 million was allocated to other intangible assets with an average weighted life of 18 years.

The Company has recorded a total of $76.2 million in goodwill related to the unallocated portions of the respective purchase prices for the 2007 acquisitions. Of this total amount of goodwill, $73.9 million is expected to be fully deductible for tax purposes. Goodwill was assigned to the following three segments:

•	$65.6 million to United States, Germany, and Certain Other European Regions Consumable Businesses;

•	$8.3 million Canada/ Latin America/ Endodontics/ Orthodontics; and,

•	$2.3 million to Global Dental Laboratory Business/ Implants/Non-Dental.

NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

      The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels and regulatory oversight. These operating groups are considered the Company's reportable segments under SFAS 131 as the Company's chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company's operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (See Note 1, Significant Accounting Policies, to the consolidated financial statements). The Company measures segment income for reporting purposes as net operating profit before restructuring, impairment, interest and taxes. A description of the services provided within each of the Company’s four reportable segments is provided below. The disclosure below reflects the Company's segment reporting structure through December 31, 2008.

      A description of the activities of the Company’s four reportable segments follows:

United States, Germany, and Certain Other European Regions Consumable Businesses

      This business group includes responsibility for the design, manufacturing, sales and distribution for certain small equipment and chairside consumable products in the U.S., Germany and certain other European regions.

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

Canada/Latin America/Endodontics/Orthodontics

      This business group includes responsibility for the design, manufacture and/or sales and distribution of chairside consumable and laboratory products in Brazil. It also has responsibility for the sales and distribution of most Company dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for endodontic products in the U.S., Switzerland and Germany and is responsible for sales and distribution of certain Company endodontic products in the U.S., Canada, Switzerland, Benelux, Scandinavia and Eastern Europe, and certain endodontic products in Germany. This business group is also responsible for the worldwide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s orthodontic products. This business group is also responsible for sales and distribution in the U.S. for implant and bone substitute/grafting materials and the distribution of implants in Brazil.

Global Dental Laboratory Business/Implants/Non-Dental

      This business group includes the responsibility for the design, manufacture, world-wide sales and distribution for laboratory products, excluding certain laboratory products mentioned earlier, and the design, manufacture and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the U.S., Italy, Asia, Australia and sales and distribution of implants in Brazil. This business group is also responsible for the Company’s non-dental business.

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

The following table sets forth information about the Company’s operating groups for the year-end December 31, 2008, 2007 and 2006.

Third Party Net Sales
	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 466,432	$ 433,867	$ 395,044

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	426,612	376,644	333,271

Canada/Latin America/Endodontics/
Orthodontics	632,151	587,539	524,170

Global Dental Laboratory Business/
Implants/Non-Dental	671,838	615,368	561,988

All Other (a)	(3,310)	(3,585)	(3,977)
Total Net Sales	$ 2,193,723	$ 2,009,833	$ 1,810,496

Third Party Net Sales, excluding precious metal content
	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 466,432	$ 433,867	$ 395,044

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	403,644	352,018	308,449

Canada/Latin America/Endodontics/
Orthodontics	628,887	583,885	520,865

Global Dental Laboratory Business/
Implants/Non-Dental	498,147	453,714	402,693

All Other (a)	(3,310)	(3,585)	(3,977)
Total Net Sales, excluding Precious Metal Content	$ 1,993,800	$ 1,819,899	$ 1,623,074
Precious Metal Content of Sales	199,923	189,934	187,422
Total Net Sales, including Precious Metal Content	$ 2,193,723	$ 2,009,833	$ 1,810,496

  (a) Includes amounts recorded at Corporate headquarters.

Intersegment Net Sales	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 126,409	$ 97,636	$ 91,239

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	5,533	9,650	9,260

Canada/Latin America/Endodontics/Orthodontics	106,031	88,953	72,970
Global Dental Laboratory Business/
Implants/Non-Dental	92,766	80,774	72,035
All Other (a)	177,251	198,706	171,411
Eliminations	(507,990)	(475,719)	(416,915)
Total	$ -	$ -	$ -

Depreciation and Amortization	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 12,807	$ 10,977	$ 10,488

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	3,019	2,902	3,625

Canada/Latin America/Endodontics/Orthodontics	17,179	14,934	12,584
Global Dental Laboratory Business/
Implants/Non-Dental	16,232	14,762	12,484
All other (b)	7,692	6,714	8,253
Total	$ 56,929	$ 50,289	$ 47,434

Segment Operating Income	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 162,940	$ 138,940	$ 143,522

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	9,312	7,229	3,018

Canada/Latin America/Endodontics/Orthodontics	200,101	180,944	171,517

Global Dental Laboratory Business/
Implants/Non-Dental	128,381	115,260	97,469
All other (c)	(87,958)	(76,955)	(92,925)
Segment operating income	$ 412,776	$ 365,418	$ 322,601
Reconciling Items:
Restructuring, impairment and other costs	32,355	10,527	7,807
Interest expense	32,527	23,783	34,897
Interest income	(17,089)	(26,428)	(36,580)
Other expense (income), net	9,511	(599)	1,640
Income before income taxes	$ 355,472	$ 358,135	$ 314,837

(a) Includes results of Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes amounts recorded at Corporate headquarters.

(c) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 19,836	$ 10,451	$ 9,368

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	3,642	1,923	2,206

Canada/Latin America/Endodontics/
Orthodontics	19,593	22,376	14,651

Global Dental Laboratory Business/
Implants/Non-Dental	24,707	24,258	13,853

All other (a)	8,662	5,155	10,538
Total	$ 76,440	$ 64,163	$ 50,616

The following table sets forth information about the Company’s operating groups as of December 31, 2008, 2007, 2006:

Assets
	2008	2007	2006
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 556,125	$ 382,913	$ 290,244

France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	353,229	315,531	380,567

Canada/Latin America/Endodontics/
Orthodontics	763,479	715,300	673,272

Global Dental Laboratory Business/
Implants/Non-Dental	974,325	898,043	811,852

All other (b)	183,242	363,782	25,414
Total	$ 2,830,400	$ 2,675,569	$ 2,181,349

(a) Includes capital expenditures of Corporate headquarters.

(b) Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for 2008, 2007 and 2006. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

	United			Other
	States	Germany	Switzerland	Foreign	Consolidated
	(in thousands)
2008
Net sales	$ 865,743	$ 470,836	$ 138,124	$ 719,020	$ 2,193,723
Long-lived assets	175,360	137,871	83,305	150,363	546,899

2007
Net sales	$ 844,162	$ 438,099	$ 118,875	$ 608,697	$ 2,009,833
Long-lived assets	172,204	144,340	86,247	70,960	473,751

2006
Net sales	$ 784,089	$ 398,963	$ 104,162	$ 523,282	$ 1,810,496
Long-lived assets	164,861	123,432	69,509	93,706	451,508

Product and Customer Information

The following table presents net sales information by product category:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Dental consumable products	$ 680,016	$ 634,480	$ 583,448
Dental laboratory products	558,291	530,821	506,134
Dental specialty products	888,484	782,808	662,295
Non-dental products	66,932	61,724	58,619
Total net sales	$ 2,193,723	$ 2,009,833	$ 1,810,496

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

     One customer, Henry Schein, Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2008, 2007 and 2006 accounting for 11%, 12% and 11% of all sales, respectively. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 5 – OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Foreign exchange transaction losses (gains)	$ 8,881	$ (452)	$ 154
Minority interests	(599)	57	138
Other expense (income)	1,229	(204)	1,348
	$ 9,511	$ (599)	$ 1,640

NOTE 6 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
	2008	2007
	(in thousands)
Finished goods	$ 184,226	$ 155,402
Work-in-process	58,123	49,622
Raw materials and supplies	63,776	53,008
	$ 306,125	$ 258,032

The Company’s inventory valuation reserve was $28.4 million for 2008 and $26.2 million for 2007.

NOTE 7- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Assets, at cost:
Land	$ 40,702	$ 40,566
Buildings and improvements	256,172	234,301
Machinery and equipment	511,618	418,382
Construction in progress	31,659	28,161
	840,151	721,410
Less: Accumulated depreciation	407,875	350,001
Property, plant and equipment, net	$ 432,276	$ 371,409

Assets recorded under capital leases:

	December 31,
	2008	2007
	(in thousands)
Capital leases, at cost (a):
Buildings and improvements	$ 9,361	$ 881
Machinery and equipment	9,242	272
	18,603	1,153
Less: Accumulated depreciation	4,728	337
Property, plant and equipment, net	$ 13,875	$ 816
(a)	Amounts included in the property, plant and equipment table above.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS, NET

The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill and indefinite-lived intangible assets be discontinued and instead an annual impairment test approach be applied. The impairment tests are required to be performed annually (or more often if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired) and are based upon a fair value approach rather than an evaluation of undiscounted cash flows. The Company performs its annual goodwill impairment test in the second quarter of each year. If goodwill impairment is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. Other intangible assets with finite lives are amortized over their useful lives.

The Company performed the required annual impairment tests of goodwill and indefinite-lived intangible assets in 2008. No impairment of goodwill was identified in 200 and $2.7 million of impairment of definite-lived intangible assets was identified and recorded in 2008. This impairment assessment included an evaluation of eight reporting units. In addition to minimum annual impairment tests, SFAS 142 also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments will be performed as necessary. The table below presents the net carrying values of goodwill and identifiable intangible assets.

	December 31,
	2008	2007
	(in thousands)

Goodwill	$ 1,277,026	$ 1,127,420
Indefinite-lived identifiable intangible assets:
Trademarks	$ -	$ 4,080
Finite-lived identifiable intangible assets	103,718	72,087
Total identifiable intangible assets	$ 103,718	$ 76,167

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
	2008	2007
	(in thousands)
Balance, beginning of the year	$ 1,127,420	$ 995,382
Acquisition activity	164,200	76,162
Changes to purchase price allocation	(175)	(7,276)
Effects of exchange rate changes	(14,419)	63,152
Balance, end of the year	$ 1,277,026	$ 1,127,420

The change in the net carrying value of goodwill from 2007 to 2008 was due to foreign currency translation adjustments, five acquisitions, additional payments based on the performance of the previously acquired businesses, and changes to the purchase price allocations. The purchase price allocation changes were primarily related to the reversal of pre-acquisition tax contingencies due to expiring statutes, and the finalization of purchase price allocation on 2007 acquisitions.

Goodwill by reportable segment is as follows:

	December 31,
	2008	2007
	(in thousands)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$ 256,513	$ 171,395

France, United Kingdom, Italy, CIS, Middle	139,169	119,487
East, Africa, Pacific Rim Businesses

Canada/Latin America/Endodontics/	257,183	250,060
Orthodontics

Global Dental Laboratory Business/	624,161	586,478
Implants/Non-Dental

Total	$ 1,277,026	$ 1,127,420

Finite-lived identifiable intangible assets consist of the following:

	December 31, 2008			December 31, 2007

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Patents	$ 41,353	$ (22,945)	$ 18,408	$ 36,969	$ (24,696)	$ 12,273
Trademarks	75,310	(14,472)	60,838	46,142	(13,277)	32,865
Licensing agreements	29,490	(13,032)	16,458	31,009	(12,414)	18,595
Other	12,197	(4,183)	8,014	11,934	(3,580)	8,354
	$ 158,350	$ (54,632)	$ 103,718	$ 126,054	$ (53,967)	$ 72,087

Amortization expense for finite-lived identifiable intangible assets for 2008, 2007 and 2006 was $8.7 million, $7.7 million and $7.0 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $10.8 million, $9.2 million, $8.8 million, $8.5 million and $7.3 million for 2009, 2010, 2011, 2012 and 2013, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)
Payroll, commissions, bonuses, other
cash compensation and employee benefits	$ 68,602	$ 69,337
General insurance	14,130	14,741
Sales and marketing programs	27,441	27,678
Professional and legal costs	10,075	7,706
Restructuring costs (Note 14)	4,905	3,052
Warranty liabilities	4,260	4,431
Deferred income	2,613	744
Accrued vacation and holidays	12,391	11,630
Third party royalties	9,053	7,349
Current portion of derivatives	8,520	2,799
Other	31,670	39,938
	$ 193,660	$ 189,405

A reconciliation of changes in the Company's warranty liability for 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(in thousands)
Balance, beginning of the year	$ 4,431	$ 4,270
Accruals for warranties issued during the year	859	240
Accruals related to pre-existing warranties	(48)	246
Warranty settlements made during the year	(875)	(535)
Effects of exchange rate changes	(107)	210
Balance, end of the year	$ 4,260	$ 4,431

NOTE 10 - FINANCING ARRANGEMENTS

Short-Term Borrowings

Short-term bank borrowings amounted to $21.8 million and $1.1 million at December 31, 2008 and 2007, respectively. The weighted average interest rates of these borrowings were 5.3% and 3.4% at December 31, 2008 and 2007, respectively. Unused lines of credit for short-term financing at December 31, 2008 and 2007 were $43.4 million and $34.8 million, respectively. Substantially all other short-term borrowings were classified as long-term as of December 31, 2008 and 2007, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the table below. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings

	December 31,
	2008	2007
	(in thousands)
Multi-currency revolving credit agreement expiring May 2010
- Japanese yen 12.6 billion	$ -	$ 112,296
- Swiss francs 65 million at 1.63%	60,809	57,267
- Swiss francs 57 million at 0.73%	53,507	-
- Euros 38 million	-	55,434

Private placement notes, U.S. dollar denominated expiring March 2010 at 2.25%	150,000	150,000

Term loan agreement, Japanese yen denominated expiring March 2012 at 1.61%	138,247	-

U.S. dollar commercial paper facility rated A/2-P/2 U.S. dollar borrowings	-	103,124
Other borrowings, various currencies and rates	25,096	4,130
	$ 427,659	$ 482,251
Less: Current portion (included in notes payable and current portion of long-term debt)	3,980	188
	$ 423,679	$ 482,063

          The table below reflects the contractual maturity dates of the various borrowings at December 31, 2008 (in thousands). The individual borrowings under the revolving credit agreement are structured to mature on a quarterly basis but because the Company has the intent and ability to extend them until the expiration date of the agreement, these borrowings are considered contractually due in May 2010 and March 2012.

2009	$3,980
2010	272,451
2011	3,873
2012	142,709
2013	1,353
2014 and beyond	3,293
$427,659

The Company utilizes interest rate swaps to convert the Swiss franc denominated debt under the revolving facility to fixed rate debt. The Company utilizes interest rate swaps to convert the variable rate variable rate Japanese yen and U.S. dollar denominated private placement notes to fixed rate debt. The Company's use of interest rate swaps is further described in Note 15, Financial Instruments and Derivatives, to the consolidated financial statements.

The Company has a $500.0 million revolving credit agreement with participation from thirteen banks. The revolving credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2008, the Company was in compliance with these covenants. The Company pays a facility fee of 0.10% annually on the amount of the commitment under the $500.0 million five-year facility. The entire $500.0 million revolving credit agreement has a usage fee of 0.10% annually if utilization exceeds 50% of the total available facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company’s long-term credit rating from Standard and Poor’s.

The Company has a U.S. dollar commercial paper facility totaling $250.0 million, which has utilization, dealer and annual appraisal fees which on average cost 0.11% annually. The $500.0 million revolving credit facility acts as back-up credit to this commercial paper facility. The total available credit under the commercial paper facility and the revolving credit facility is $500.0million. As of December 31, 2008, the Company had no outstanding commercial paper and $114.3 million in revolving credit obligations.

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

At December 31, 2008, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $426.1 million.

NOTE 11 - STOCKHOLDERS' EQUITY

At December 31, 2008, the Company had authorization to repurchase shares under its stock repurchase program in an amount up to 17,000,000 shares of treasury stock. Under its stock repurchase program, the Company purchased 2,971,155 shares during 2008 at an average price of $37.91. As of December 31, 2008 and 2007, the Company held 14.2 million and 12.0 million shares of treasury stock, respectively. During 2008, the Company repurchased $112.6 million in treasury stock. The Company also received proceeds of $12.7 million primarily as a result of the exercise of 0.7 million stock options during the year ended December 31, 2008. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2008 is $4.3 million.

The following table represents total outstanding shares for the years ended December 31, 2008, 2007 and 2006:

	Common	Treasury	Outstanding
	Shares	Shares	Shares
	(in thousands)
Balance at December 31, 2005	162,776	(5,067)	157,709
Shares Issued	-	3,771	3,771
Repurchase of common stock at cost	-	(9,689)	(9,689)
Balance at December 31, 2006	162,776	(10,985)	151,791
Shares Issued	-	2,421	2,421
Repurchase of common stock at cost	-	(3,390)	(3,390)
Balance at December 31, 2007	162,776	(11,954)	150,822
Shares Issued	-	677	677
Repurchase of common stock at cost	-	(2,971)	(2,971)
Balance at December 31, 2008	162,776	(14,248)	148,528

The Company maintains the 2002 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards”. Awards are granted at exercise prices that approximate the fair market value of the common stock on the grant date. The Plan authorized grants of 14,000,000 shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 1993 and 1998 Plans, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. No more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year. The number of shares available for grant under the 2002 Plan as of December 31, 2008 is 4.1 million.

Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement. Restricted stock units vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three-year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. The fair value of each RSU assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation costs is reversed. Under the terms of the RSU’s, the three-year period is referred to as the restricted period. RSU’s and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three year restricted period prior to vesting. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on RSU’s will lapse, and one share of common stock will be issued as payment for each vested RSU.

The following table represents total stock based compensation expense and the tax related benefit for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Stock option expense	$11.7	$11.2	$19.6
RSU expense	4.4	1.7	-
Total stock based compensation expense	$16.1	$12.9	$19.6
Related deferred income tax benefit	$3.9	$3.2	$4.1

The stock option expense shown in the preceding table represents the aggregate fair value of shares vested during the year ended December 31, 2008, 2007 and 2006. There were 3.1 million non-qualified stock options unvested as of December 31, 2008. The remaining unamortized compensation cost related to non-qualified stock options is $22.8 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.9 years. The unamortized compensation cost related to RSUs is $7.4 million, which will be expensed over the remaining weighted average restricted period of the RSUs, or 1.6 years.

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options issued during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Weighted average fair value per share	$ 8.10	$ 10.43	$ 7.28
Expected dividend yield	0.69%	0.41%	0.51%
Risk-free interest rate	1.85%	3.67%	4.50%
Expected volatility	36%	21%	17%
Expected life (years)	4.66	4.74	4.83

The total intrinsic value of options exercised for the year ended December 31, 2008, 2007 and 2006 was $13.7 million, $41.1 million and $53.6 million, respectively.

The following table summarizes the non-qualified stock options transactions for the year ended December 31, 2008:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)
December 31, 2007	10,314	$ 26.41	$ 192,333	7,378	$ 22.46	$ 166,664
Granted	1,786	26.85
Exercised	(662)	19.38
Forfeited	(153)	37.04
December 31, 2008	11,285	$ 26.75	$ 41,428	8,185	$ 24.71	$ 37,796

The weighted average remaining contractual term of all outstanding options is 6.3 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes information about non-qualified stock options ("NQSO") outstanding for the year ended December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
Outstanding NQSO	December 31,	Life	Exercise	December 31,	Exercise
Stock Price Ranges	2008	(in years)	Price	2008	Price
$5.0000 - $10.000	253,200	0.8	$ 8.04	253,200	$ 8.04
10.0100 - 15.0000	392,217	2.0	12.45	392,217	12.45
15.0100 - 20.0000	1,659,065	3.5	17.36	1,659,065	17.36
20.0100 - 25.0000	1,207,195	4.9	22.19	1,207,195	22.19
25.0100 - 30.0000	5,010,247	7.1	27.06	3,296,487	27.62
30.0100 - 35.0000	1,448,249	7.5	31.45	967,332	31.40
35.0100 - 40.0000	130,346	8.9	37.43	20,288	36.34
40.0100 - 45.0000	44,450	9.2	41.13	3,487	41.34
45.0100 - 50.0000	1,140,366	8.9	45.15	386,166	45.15

	11,285,335	6.3	$ 26.75	8,185,437	$ 24.71

The following table summarizes the unvested restricted stock units and restricted stock units dividend transactions for the year ended December 31, 2008:

	Unvested Restricted Stock Units
		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share amounts)
Unvested at December 31, 2007	211	$ 30.99
Granted	213	41.10
Exercised	(2)	34.01
Vested	(3)	35.66
Forfeited	(19)	35.70

Unvested at December 31, 2008	400	$ 36.11

NOTE 12 - INCOME TAXES

The components of income before income taxes from continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
United States	$ 45,171	$ 100,740	$ 102,059
Foreign	310,301	257,395	212,778
	$ 355,472	$ 358,135	$ 314,837

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,

	2008	2007	2006
	(in thousands)
Current:
U.S. federal	$ (9,913)	$ 14,395	$ 17,148
U.S. state	2,291	4,122	652
Foreign	65,854	54,396	19,619
Total	$ 58,232	$ 72,913	$ 37,419

Deferred:
U.S. federal	$ 23,496	$ 28,131	$ 34,336
U.S. state	3,283	1,627	(10,132)
Foreign	(13,408)	(4,190)	29,496
Total	$ 13,371	$ 25,568	$ 53,700

	$ 71,603	$ 98,481	$ 91,119

The reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended December 31,

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	1.0	1.0	0.4
Federal benefit of R&D and foreign tax credits	(15.8)	(3.2)	(2.3)
Tax effect of international operations	5.3	(2.4)	(3.2)
Net effect of tax audit activity	(4.4)	1.0	0.6
Federal benefit of extraterritorial income exclusion	-	-	(0.4)
Tax effect of enacted statutory rate changes	0.1	(3.1)	-
Federal tax on unremitted earnings of certain
foreign subsidiaries	(0.3)	0.1	-
Valuation allowance adjustments	(0.4)	-	(2.2)
Other	(0.4)	(0.9)	1.0

Effective income tax rate on continuing operations	20.1%	27.5%	28.9%

The tax effect of temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2008		December 31, 2007
	Current	Noncurrent	Current	Noncurrent
	Asset	Asset	Asset	Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(in thousands)
Employee benefit accruals	$ 4,159	$ 20,832	$ 207	$ 18,241
Product warranty accruals	1,065	-	1,080	-
Insurance premium accruals	5,401	-	5,538	-
Commission and bonus accrual	1,904	-	2,824	-
Sales and marketing accrual	3,799	-	2,512	-
Restructuring and other cost accruals	800	2,178	1,079	-
Differences in financial reporting and tax basis for:
Inventory	14,196	-	14,522	-
Property, plant and equipment	-	(40,493)	-	(28,644)
Identifiable intangible assets	-	(109,278)	-	(95,192)
Unrealized losses included in other comprehensive income	2,347	82,641	(2,697)	60,795
Miscellaneous accruals	10,108	1,073	8,012	1,133
Other	1,673	1,594	1,687	3,794
Taxes on unremitted earnings of foreign subsidiaries	-	(1,076)	-	(2,006)
R&D and foreign tax credit carryforward	5,000	19,678	2,462	32,585
Tax loss carryforwards	11,833	46,869	8,673	60,038
Valuation allowance for tax loss carryforwards	(194)	(36,547)	(856)	(49,394)
	$ 62,091	$ (12,529)	$ 45,043	$ 1,350

Current and noncurrent deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
	2008	2007
	(in thousands)
Prepaid expenses and other current assets	$ 63,952	$ 47,099
Income taxes payable	(1,861)	(2,056)
Other noncurrent assets	56,520	61,897
Deferred income taxes	(69,049)	(60,547)

The Company has $24.7 million of foreign tax credit carryforwards $7.7 million, $7.1 million and $9.9 million will expire in 2015, 2016 and 2017 respectively.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $544.1 million at December 31, 2008, of which $442.3 million expire through 2028 and $101.8 million may be carried forward indefinitely. The tax benefit of certain tax loss carryforwards and deferred tax assets has been offset by a valuation allowance as of December 31, 2008, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2008 and 2007 was $36.7 million and $50.3 million, respectively.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $538.2 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2008, is approximately $23.3 million, of this total, approximately $21.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $0.8 million. A favorable unrecognized tax benefit of approximately $7.5 million could occur as a result of final settlement and resolution of outstanding tax matters in foreign jurisdictions during the next twelve months.

The total amounts of interest and penalties, as of December 31, 2008, were $6.1 million and $1.1 million, respectively, and at December 31, 2007, interest and penalties were $10.9 million and $3.6 million, respectively. The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The significant jurisdictions include the U.S., Switzerland and Germany. The Company has substantially concluded all U.S. federal income tax matters for years through 2005, resulting in the years 2006 and 2007 being subject to future potential tax audit adjustments while years prior to 2006 are settled. The Company is under audit in Germany from 2001 through 2003. The taxable years that remain open for Switzerland are years 1998 through 2007. For Germany, the open years are from 2001 through 2007.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
	2008	2007
	(in thousands)
Unrecognized tax benefits at beginning of period	$ 36,307	$ 36,862
Gross change for prior period positions	1,791	1,619
Gross change for current year positions	785	1,129
Decrease due to settlements and payments	(15,677)	-
Decrease due to statute expirations	(5,752)	(3,303)
Decrease due to effect from foreign currency translation	(1,317)	-

Unrecognized tax benefits at end of period	$ 16,137	$ 36,037

NOTE 13 - BENEFIT PLANS

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $21.2 million in 2008, $20.9 million in 2007 and $19.2 million in 2006.

Defined Contribution Plans

In December 2006, the Board of Directors amended the DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans to redesign the future distribution of allocations of “Covered Compensation,” with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a Non-Elective Contribution (“NEC”) in cash. The principal driver of this redesign is to provide quicker diversification opportunity to the participants as the investment of the NEC is participant directed. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to IRS defined limits. The annual expense and cash contribution to the 401(k) is expected to be $5.0 million for 2008, and was $4.6 million in 2007.

The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $1.6 million for 2008 (to be contributed in the first quarter of 2009), and were $0.2 million for 2007 (contributed in the first quarter of 2008), and were $0.4 million for 2006 (contributed in the first quarter of 2007).

All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 3% of “Covered Compensation.” The share allocation will be accounted at fair value at the point of allocation, each year-end, in accordance with SOP 93-6, “Employers' Accounting for Employee Stock Ownership Plans.”

Defined Benefit Plans

The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans and other postretirement medical plans for certain union and salaried employee groups in the U.S. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy minimum funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments. The U.S. plans are funded in excess of the funding required by the U.S. Department of Labor.

The Company maintains defined benefit pension plans for its employees in Germany, Japan, the Netherlands, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the U.S. are covered by government health plans.

Postretirement Healthcare

The plans for postretirement healthcare have no plan assets. The postretirement healthcare plans cover certain union and salaried employee groups in the U.S. and is contributory, with retiree contributions adjusted annually to limit the Company’s contribution for participants who retired after June 1, 1985. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$ 176,634	$ 172,120	$ 10,420	$ 9,377
Service cost	6,980	6,796	50	41
Interest cost	7,910	7,094	635	573
Participant contributions	2,667	2,575	710	704
Actuarial (gains) losses	7,973	(19,424)	670	466
Amendments	-	(100)	-	-
Divestitures	521	223	-	-
Effects of exchange rate changes	1,055	14,583	-	-
Foreign plan additions	-	371	-	-
Change to measurement date	-	1,111	-	-
Settlement (gains)	(10,130)	-	-	-
Benefits paid	(9,825)	(8,715)	(1,984)	(741)

Benefit obligation at end of year	$ 183,785	$ 176,634	$ 10,501	$ 10,420

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 90,658	$ 75,588	$ -	$ -
Actual return on assets	(11,200)	6,356	-	-
Settlement (gains)	(10,130)	-
Effects of exchange rate changes	4,578	5,758	-	-
Employer contributions	9,238	9,096	1,274	37
Participant contributions	2,667	2,575	710	704
Benefits paid	(9,825)	(8,715)	(1,984)	(741)
Fair value of plan assets at end of year	$ 75,986	$ 90,658	$ -	$ -

Funded status at end of year	$ (107,799)	$ (85,976)	$ (10,501)	$ (10,420)

The amounts recognized in the accompanying consolidated balance sheet, net of tax effects, are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)
Other noncurrent assets	$ 11	$ 9,755	$ -	$ -
Deferred tax asset	9,672	4,117	1,142	948
Total assets	$ 9,683	$ 13,872	$ 1,142	$ 948

Current liabilities	(3,290)	(3,347)	(1,084)	(1,061)
Noncurrent liabilities	(104,521)	(92,384)	(9,416)	(9,359)
Deferred tax liability	(452)	(211)	-	-
Total liabilities	$ (108,263)	$ (95,942)	$ (10,500)	$ (10,420)

Accumulated other
comprehensive loss	28,282	7,890	1,816	1,508

Net amount recognized	$ (70,298)	$ (74,180)	$ (7,542)	$ (7,964)

Amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)
Net actuarial loss	$ 36,702	$ 10,643	$ 2,958	$ 2,456
Net prior service cost	437	581	-	-
Net transition obligation	364	572	-	-
Pretax AOCI	$ 37,503	$ 11,796	$ 2,958	$ 2,456
Less deferred taxes	9,221	3,906	1,142	948
Post tax AOCI	$ 28,282	$ 7,890	$ 1,816	$ 1,508

The accumulated benefit obligation for all defined benefit pension plans was $174.0 million and $161.8 million at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2008	2007
	(in thousands)
Projected benefit obligation	$ 183,565	$ 118,923
Accumulated benefit obligation	173,747	104,079
Fair value of plan assets	75,753	23,193

Components of net periodic benefit cost and other amounts recognized in AOCI:

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)			(in thousands)
Service cost	$ 6,980	$ 6,796	$ 6,597	$ 50	$ 42	$ 74
Interest cost	7,910	7,094	5,887	635	573	596
Expected return on assets	(4,458)	(4,115)	(3,771)	-	-	-
Amortization of actuarial losses	240	217	209	-	-	-
Amortization of prior service	141	148	117	-	(386)	(685)
Amortization of net loss	155	1,224	1,135	168	229	224
Settlement (gains)	(2,259)	-	-	-	-	-
Net periodic benefit cost	$ 8,709	$ 11,364	$ 10,174	$ 853	$ 458	$ 209

Other changes in plan assets and benefit obligations recognized in AOCI:

				Other Postretirement
	Pension Benefits			Benefits
	2007	2007	2006	2007	2006	2006
	(in thousands)			(in thousands)
Net actuarial loss (gain)	$ 26,214	$ (19,487)	$ 10,879	$ 670	$ 466	$ 2,444
Net prior service (credit) cost	(3)	(113)	1,089	-	-	(1,071)
Net transition obligation	32	(9)	1,007	-	-	-
Amortization	(536)	(1,589)	(1,461)	(168)	156	461
Total recognized in AOCI	$ 25,707	$ (21,198)	$ 11,514	$ 502	$ 622	$ 1,834
Total recognized in net
periodic benefit cost and AOCI	$ 34,416	$ (9,834)	$ 21,688	$ 1,355	$ 1,080	$ 2,043

The estimated net loss, prior service cost, and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $1.7 million, $0.1 million and $0.2 million, respectively. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.2 million.

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	4.5%	5.0%	4.1%	6.3%	6.3%	5.8%
Rate of compensation increase	2.7%	2.8%	2.6%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.0%	9.0%	9.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	9.0	8.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	4.9%	4.1%	3.7%	6.3%	5.8%	5.5%
Expected return on plan assets	5.4%	5.3%	5.3%	n/a	n/a	n/a
Rate of compensation increase	2.8%	2.7%	2.5%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.0%	9.0%	9.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	9.0	9.0	8.0
Measurement date	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2008:

	Other Postretirement
	Benefits
	1% Increase	1% Decrease
	(in thousands)
Effect on total of service and interest cost components	$ 53	$ (46)
Effect on postretirement benefit obligation	773	(676)

Plan Assets:

The weighted average asset allocations of the plans at December 31, 2008 and 2007 by asset category are as follows:

	Target	December 31,
	Allocation	2008	2007
Equity	30%-65%	28%	32%
Debt	30%-65%	50%	46%
Real estate	0%-15%	8%	4%
Other	0%-25%	14%	18%
Total		100%	100%

Equity securities do not include Company stock of DENTSPLY International Inc. The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.

Cash Flows:

The Company expects to contribute $1.8 million to its U.S. defined benefit pension plans, $1.1 million to its postretirement medical plans, and $4.8 million to its other postretirement benefit plans in 2009.

Estimated Future Benefit Payments:

		Other Postretirement
	Pension Benefits	Benefits
	(in thousands)
2009	$7,111	$1,084
2010	8,698	1,071
2011	8,528	1,090
2012	8,546	1,099
2013	9,763	1,035
2014-2018	55,355	4,312

NOTE 14 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

Other costs of $26.5 million for 2008 included costs primarily related to settlements of legal matters and impairment of long-term assets. These other costs are reflected in Restructuring, Impairment and Other Costs in the income statement. Legal settlements are further discussed in Note 17, Commitments and Contingencies.

Restructuring Costs

Restructuring costs of $5.9 million for 2008 are reflected in Restructuring, Impairment and Other Costs in the income statement and the associated liabilities are recorded in accrued liabilities and other non-current liabilities in the consolidated condensed balance sheet. These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

During 2008, the Company initiated several restructuring plans primarily related to the integration, reorganization, and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

During 2007, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the U.S., Europe, Asia and South America in order to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.

As of December 31, 2008, the Company’s restructuring accruals were as follows:

	Severance
	2006 and
	Prior Plans	2007 Plans	2008 Plans	Total
	(in thousands)
Balance, December 31, 2007	$1,617	$925	$-	$2,542
Provisions	197	393	2,913	3,503
Amounts applied	(950)	(1,308)	(107)	(2,365)
Changes in estimates	(210)	-	-	(210)
Balance, December 31, 2008	$654	$10	$2,806	$3,470
	Lease/contract terminations
	2006 and
	Prior Plans	2007 Plans	2008 Plans	Total
	(in thousands)
Balance, December 31, 2007	$252	$-	$-	$252
Provisions	-	687	-	687
Amounts applied	(165)	(687)	-	(852)
Changes in estimates	-	-	-
Balance, December 31, 2008	$87	$-	$-	$87
	Other restructuring costs
	2006 and
	Prior Plans	2007 Plans	2008 Plans	Total
	(in thousands)
Balance, December 31, 2007	$206	$52	$-	$258
Provisions	545	1,023	568	2,136
Amounts applied	(517)	(953)	(512)	(1,982)
Changes in estimates	(160)	(88)	-	(248)
Balance, December 31, 2008	$74	$34	$56	$164

The following table provides the cumulative amounts for the provision, amounts applied, and changes in estimates for all the plans by segment:

	December 31,		Amounts	Changes	December 31,
	2007	Provisions	applied	in estimates	2008
	(in thousands)
United States, Germany and Certain
Other European Regions
Consumables Businesses	$234	$1,229	$(1,361)	$-	$102
France, United Kingdom, Italy, CIS, Middle
East, Africa, Pacific Rim Businesses	220	302	(267)	(65)	190
Canada, Latin America/
Endodontics/Orthodontics	619	900	(1,253)	(88)	178
Global Dental Laboratory Business/
Implants/Non-Dental	1,979	3,895	(2,318)	(305)	3,251
Total	$3,052	$6,326	$(5,199)	$(458)	$3,721

NOTE 15 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates, and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity.

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

The manufacturing of some of the Company’s products requires the use of commodities, which are subject to market fluctuations. In order to limit the unanticipated impact on earnings from such market fluctuations, the Company selectively enters into commodity swaps for certain materials used in the production of its products. Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreements to effectively hedge commodity risks.

Cash Flow Hedges

	Year Ended
	December 31
Net of Tax	2008	2007
	(in thousands)
Beginning balance	$ (1,573)	$ (3,003)

Changes in fair value of derivatives	(5,721)	(235)
Reclassifications to earnings from equity	(580)	1,665
Total activity	(6,301)	1,430

Ending balance	$ (7,874)	$ (1,573)

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of December 31, 2008, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March 2010.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At December 31, 2008, the Company had swaps in place to purchase 2,310 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,446.42 per troy ounce. In addition, the Company had swaps in place to purchase 204,000 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $14.28 per troy ounce. The Company generally may hedge up to 80% of its projected annual needs related to these products.

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

As of December 31, 2008, $4.2 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

	Year Ended
	December 31
Net of Tax	2008	2007
	(in thousands)
Beginning balance	$ 156,790	$ 105,778

Foreign currency translation adjustment	(52,983)	114,656
Changes in fair value of foreign currency
debt	(18,538)	(8,424)
Changes in fair value of derivatives	(7,685)	(55,220)
Total activity	(79,206)	51,012

Ending balance	$ 77,584	$ 156,790

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

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2008 and December 31, 2007, the estimated net fair values of the swap agreements were negative $148.9 million and negative $138.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects, other noncurrent liabilities and other noncurrent assets.

At December 31, 2008 and 2007, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. At December 31, 2008 and 2007, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $77.6 million and $156.8 million, respectively, which are included in accumulated other comprehensive income, net of tax effects.

Other

As of December 31, 2008, on a pre-tax basis, the Company had recorded assets representing the fair value of derivative instruments of $4.5 million in “Prepaid expenses and other current assets,” and liabilities representing the fair value of derivative instruments of $8.5 million in “Accrued liabilities” and $157.4 million in “Other noncurrent liabilities.” The aggregate pre-tax net fair value of the Company's derivative instruments at December 31, 2008 and 2007 was negative $161.4 million and negative $141.6 million, respectively.

NOTE 16 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI on the consolidated condensed balance sheet. In addition, the Company records non-performance risk adjustments on its financial instruments to the income statement. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total debt was $427.7 million as of December 31, 2008. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets,” “Other noncurrent liabilities,” and “Accrued liabilities.” As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Twelve Months Ended December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,991	$203,991	$-	$-
Interest rate swaps	2	-	2	-
Foreign exchange forward contracts	2,053	-	2,053	-
Total assets	$206,046	$203,991	$2,055	$-
Liabilities
Interest rate swaps	$12,529	$-	$12,529	$-
Commodity forward purchase contracts	1,931	-	1,931	-
Cross currency interest rate swaps	148,935	-	148,935	-
Total liabilities	$163,395	$-	$163,395	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity forward purchase contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 15, Financial Instruments and Derivatives.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancelable operating and capital leases. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $29.5 million for 2008, $27.4 million for 2007 and $23.4 million for 2006.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows (in thousands):

2009	$ 24,730
2010	18,070
2011	12,388
2012	8,580
2013	5,180
2014 and thereafter	11,819
$ 80,767

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practice found to be a violation of the antitrust law.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of PA. The case was filed by the same law firm that filed the Weinstat case in California. The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their Motion for class certification to which the Company has filed its response.

Other

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company's liability would be approximately $10.5 million at December 31, 2008.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Dentsply International Inc.
Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth		Total
	Quarter	Quarter	Quarter	Quarter	Rounding	Year
	(in thousands, except per share amounts)
2008

Net sales	$560,782	$ 594,847	$ 529,953	$ 508,141	$ -	$ 2,193,723
Gross profit	285,243	315,486	280,183	271,032	-	1,151,944
Operating income	101,037	113,161	80,915	85,310	(2)	380,421
Net income	68,180	78,648	66,047	70,995	(1)	283,869

Earnings per common share - basic	$ 0.45	$ 0.53	$ 0.44	$ 0.48		$ 1.90

Earnings per common share - diluted	$ 0.45	$ 0.52	$ 0.44	$ 0.47	$ (0.01)	$ 1.87

Cash dividends declared per common share	$ 0.0450	$ 0.0450	$ 0.0450	$ 0.0500	$ -	$ 0.1850

2007

Net sales	$472,864	$ 507,362	$ 488,103	$ 541,504	-	$2,009,833
Gross profit	246,278	268,784	252,990	272,731	-	1,040,783
Operating income	81,211	93,493	82,590	97,597	-	354,891
Net income	58,472	65,433	65,719	70,030	-	259,654

Earnings per common share - basic	$ 0.38	$ 0.43	$ 0.43	$ 0.46	$ 0.01	$ 1.71

Earnings per common share - diluted	$ 0.38	$ 0.42	$ 0.42	$ 0.45	$ 0.01	$ 1.68

Cash dividends declared per common share	$ 0.0400	$ 0.0400	$ 0.0400	$ 0.0450	$ -	$ 0.1650

Net sales, excluding precious metal content, were $496.2 million, $542.3 million, $488.1 million and $467.2 million, respectively, for the first, second, third and fourth quarters of 2008. Net sales, excluding precious metal content, were $423.3 million, $462.1 million, $445.3 million and $489.2 million, respectively, for the first, second, third and fourth quarters of 2007. This measurement should be considered a non-GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The common stock of the Company is traded on the NASDAQ National Market under the symbol “XRAY.” The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end	Cash
			Closing	Dividend
	High	Low	Price	Declared
2008
First Quarter	$ 47.06	$ 36.07	$ 38.60	$ 0.04500
Second Quarter	42.58	35.21	36.80	0.04500
Third Quarter	42.05	36.21	37.54	0.04500
Fourth Quarter	39.22	22.85	28.24	0.05000

2007
First Quarter	$ 33.35	$ 29.44	$ 32.75	$ 0.04000
Second Quarter	38.73	32.50	38.26	0.04000
Third Quarter	41.90	35.32	41.64	0.04000
Fourth Quarter	47.84	40.06	45.02	0.04500

2006
First Quarter	$ 29.23	$ 26.07	$ 29.08	$ 0.03500
Second Quarter	31.50	27.72	30.30	0.03500
Third Quarter	30.42	29.12	30.11	0.03500
Fourth Quarter	32.68	29.63	29.85	0.04000

The Company estimates, based on information supplied by its transfer agent, that there are 466 holders of record of the Company’s common stock. Approximately 99,000 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.