Form 10-K/A
period 2008-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-05-01
CIK 818479

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

Common Stock, par value $.01 per share                                                                   The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

        The number of shares of the registrant's Common Stock outstanding as of the close of business on April 30, 2009 was 148,528,582.

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

EXPLANATORY NOTE

       DENTSPLY  International, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2008 on February 20, 2009 (the "Original Form 10-K") with the Securities and Exchange Commission.  The Company is filing this Amendment No. 1 on Form 10-K/A to provide the signature page pursuant to Regulation D(2) of Form 10-K.  In the Original Form 10-K, the signature page was inadvertently omitted.  In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Unless otherwise set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Form 10-K or reflect events occuring after the filing of the Original Form 10-K.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K/A as filed on May 1, 2009. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K/A may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

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

For 2008, 2007 and 2006, the Company's net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 62%, 59% and 58%, respectively. Reference is made to the information about the Company's U.S. and foreign sales by shipment origin set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Annual Report on Form 10-K/A.

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

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Annual Report on Form 10-K/A.

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

Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K/A.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of May 1, 2009.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Supplemental Stock Information” is filed as part of this Annual Report on Form 10-K/A.

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

Item 6. Selected Financial Data

The information set forth under the caption “Selected Financial Data” is filed as part of this Annual Report on Form 10-K/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is filed as part of this Annual Report on Form 10-K/A.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosure about Market Risk” is filed as part of this Annual Report on Form 10-K/A.

Item 8. Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Stockholders' Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” is filed as part of this Annual Report on Form 10-K/A.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included under Item 15(a)(1) of this Annual Report on Form 10-K/A.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K/A and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

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

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K/A:

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

		Additions
		Charged
	Balance at	(Credited)	Charged to	Write-offs			Balance
	Beginning	To Costs	Other	Net of		Translation	at End
Description	of Period	And Expenses	Accounts	Recoveries		Adjustment	of Period
	(in thousands)

Allowance for doubtful accounts:

For Year Ended December 31,
2006	$ 14,791	$ 2,148	$ (416)	$ (1,516)		$ 1,176	$ 16,183
2007	16,183	2,854	(182)	(1,927)		1,650	18,578
2008	18,578	3,674	(348)	(1,705)		(1,350)	18,849

Inventory valuation reserves:

For Year Ended December 31,
2006	$ 25,107	$ 2,211	$ (341)	$ (2,180)		$ 1,508	$ 26,305
2007	26,305	3,134	(449)	(4,525)		1,725	26,190
2008	26,190	3,261	1,938	(1,981)		(1,019)	28,389

Deferred tax asset valuation allowance:

For Year Ended December 31,
2006	$ 35,984	$ 12,006	$ -	$ (813)		$ 2,202	$ 49,379
2007	49,379	7,076	-	(11,124)	(a)	4,919	50,250
2008	50,250	603	-	(13,203)	(b)	(909)	36,741

(a)	The significant increase for write-offs during 2007 is the result of a restructuring project, where-in net operating losses subject to a full valuation allowance are not available for future use.
(b)	The write-offs during 2008 are the result of a restructuring project, tax audit closures and expired tax losses.

DENTSPLY INTERNATIONAL INC AND SUBSIDIARIES
SELECTED FINANCIAL DATA
	Year ended December 31,
	2008	2007	2006	2005		2004
	(in thousands, except per share amounts)
Statement of Income Data:
Net sales	$ 2,193,723	$ 2,009,833	$1,810,496	$ 1,715,135		$ 1,694,232
Net sales, excluding precious metal content	1,993,800	1,819,899	1,623,074	1,542,711		1,481,083
Gross profit	1,151,944	1,040,783	929,011	869,018		846,518
Restructuring, impairment and
other costs (income)	32,355	10,527	7,807	232,755	(a)	7,124
Operating income	380,421	354,891	314,794	7 2,922		295,130
Income before income taxes	355,472	358,135	314,837	71,038		274,155
Net income from continuing operations	$ 283,869	$ 259,654	$ 223,718	$ 45,413		$ 210,286
Net income from discontinued operations (b)	-	-	-	-		42,879
Total net income	$ 283,869	$ 259,654	$ 223,718	$ 45,413		$ 253,165
Earnings per common share:
Basic	$ 1.90	$ 1.71	$ 1.44	$ 0.29		$ 1.31
Discontinued operations	-	-	-	-		0.27
Total earnings per common share - basic	$ 1.90	$ 1.71	$ 1.44	$ 0.29		$ 1.58

Earnings per common share - diluted:
Diluted	$ 1.87	$ 1.68	$ 1.41	$ 0.28		$ 1.28
Discontinued operations	-	-	-	-		0.26
Total earnings per common share - diluted	$ 1.87	$ 1.68	$ 1.41	$ 0.28		$ 1.54

Cash dividends declared per
common share	$ 0.18500	$ 0.16500	$ 0.14500	$ 0.12500		$ 0.10875
Weighted Average Common Shares Outstanding:
Basic	149,069	151,707	155,229	159,191		160,775
Diluted	151,679	154,721	158,271	162,017		164,028
Balance Sheet Data:
Cash, cash equivalents
and short-term investments	$ 204,249	$ 316,323	$ 65,143	$ 434,525		$ 506,369
Property, plant and equipment, net	432,276	371,409	329,616	316,218		399,880
Goodwill and other intangibles, net	1,380,744	1,203,587	1,063,030	1,001,827		1,261,993
Total assets	2,830,400	2,675,569	2,181,350	2,410,373		2,798,145
Total debt and notes payable	449,474	483,307	370,156	682,316		852,819
Stockholders' equity	1,587,722	1,516,106	1,273,835	1,246,596		1,443,973
Return on average stockholders' equity	18.3%	18.6%	17.8%	3.4%		19.7%
Long-term debt to total capitalization	21.2%	24.1%	22.4%	35.3%		37.1%
Other Data:
Depreciation and amortization	$ 56,929	$ 50,289	$ 47,434	$ 50,560		$ 49,296
Cash flows from operating activities	335,981	387,697	271,855	232,769		306,259
Capital expenditures	76,440	64,163	50,616	45,293		52,036
Interest expense (income), net	15,438	(2,645)	(1,683)	8,768		19,629
Inventory days	100	95	96	90		92
Receivable days	54	51	57	53		47
Operational tax rate (c)	25.9%	30.4%	30.6%	29.4%		30.0%
(a)	The Company recorded $230.8 million of impairment and restructuring charges related to the closing of the pharmaceutical manufacturing facility outside of Chicago.
(b)	The Company sold the assets and related liabilities of the Gendex business in 2004.
(c)	Operational tax rate is considered a non-GAAP measure, refer to reconciliation in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K/A.

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

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of this Annual Report on Form 10-K/A as filed on May 1, 2009. Investors are further cautioned that the risk factors in Item 1A, Part I of this Annual Report on Form 10-K/A may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

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

Although the professional dental market in which the Company operates has experienced consolidation, it is still a fragmented industry. The Company continues to focus on opportunities to expand the Company’s product offerings through acquisition. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future (See also Acquisition Activity in Part I, Item 1 of this Annual Report on Form 10-K/A). As further discussed in Note 3, Business Acquisitions, to the consolidated financial statements, during 2008, the Company purchased several businesses.

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

NOTE 2 - EARNINGS PER COMMON SHARE

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K/A.

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

Supplemental Stock Information

On May 10, 2006, the Company announced that its Board of Directors declared a two-for-one stock split in the form of a stock dividend. This stock split became effective on July 17, 2006 and has been retroactively reflected for all periods presented in this Annual Report on Form 10-K/A.

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

/s/	Bret W. Wise	May 1, 2009
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	May 1, 2009
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	May 1, 2009
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	May 1, 2009
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	May 1, 2009
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	May 1, 2009
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	May 1, 2009
	Michael J. Coleman	Date
Director

/s/	William F. Hecht	May 1, 2009
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	May 1, 2009
	Leslie A. Jones	Date
Director

/s/	Wendy L. Dixon	May 1, 2009
	Wendy L. Dixon	Date
Director

/s/	Francis J. Lunger	May 1, 2009
	Francis J. Lunger	Date
Director

/s/	W. Keith Smith	May 1, 2009
	W. Keith Smith	Date
Director