Form 10-Q
period 2009-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-05-01
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2009, DENTSPLY International Inc. (the “Company”) had 148,528,582 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended March 31, 2009

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5
Consolidated Statement of Changes in Equity	6

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	7

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	25

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	32

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	33

Item 1A - Risk Factors	34

Item 2 - Unregistered Sales of Securities and Use of Proceeds	34

Item 4 - Submission of Matters to a Vote of Security Holders	34

Item 6 - Exhibits	34

Signatures	35

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Net sales	$506,949	$560,782
Cost of products sold	239,980	275,539

Gross profit	266,969	285,243
Selling, general and administrative expenses	179,228	184,002
Restructuring, impairment and other costs (Note 8)	1,570	204

Operating income	86,171	101,037

Other income and expenses:
Interest expense	6,153	8,252
Interest income	(1,956)	(5,210)
Other expense, net	913	3,122

Income before income taxes	81,061	94,873
Provision for income taxes	21,131	26,718

Net income	59,930	68,155
Less: Net Loss attributable to the
noncontrolling interests	(1,813)	(25)
Net income attributable to DENTSPLY International	$61,743	$68,180

Earnings per common share (Note 4)
- Basic	$0.42	$0.45
- Diluted	$0.41	$0.45

Cash dividends declared per common share	$0.050	$0.045

Weighted average common shares outstanding (Note 4):
Basic	148,514	149,945
Diluted	149,705	152,983

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)	March 31	December 31,
	2009	2008
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$226,299	$203,991
Short-term investments	187	258
Accounts and notes receivable-trade, net (Note 1)	327,514	319,260
Inventories, net (Note 6)	314,089	306,125
Prepaid expenses and other current assets	116,800	120,228
Total Current Assets	984,889	949,862

Property, plant and equipment, net	416,393	432,276
Identifiable intangible assets, net	124,958	103,718
Goodwill, net	1,206,008	1,277,026
Other noncurrent assets, net	28,541	67,518
Total Assets	$2,760,789	$2,830,400

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$98,313	$104,329
Accrued liabilities	188,658	193,660
Income taxes payable	31,119	36,178
Notes payable and current portion of long-term debt	25,617	25,795
Total Current Liabilities	343,707	359,962

Long-term debt	460,842	423,679
Deferred income taxes	59,031	69,049
Other noncurrent liabilities	217,612	318,297
Total Liabilities	1,081,192	1,170,987

Commitments and contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized;
no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at March 31, 2009 and December 31, 2008	1,628	1,628
Capital in excess of par value	190,238	187,154
Retained earnings	1,893,242	1,838,958
Accumulated other comprehensive income (Note 3)	8,303	39,612
Treasury stock, at cost, 14.3 million shares at March 31, 2009
and 14.2 million shares at December 31, 2008	(479,265)	(479,630)
Total DENTSPLY International Stockholders' Equity	1,614,146	1,587,722

Noncontrolling interests	65,451	71,691
Total Stockholders’Equity	1,679,597	1,659,413

Total Liabilities and Stockholders' Equity	$2,760,789	$2,830,400
See accompanying notes to Unaudited Interim consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$59,930	$68,155
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,930	12,021
Amortization	3,441	2,189
Deferred income taxes	(1,750)	18,449
Share based compensation expense	4,789	4,093
Restructuring, impairment and other costs	790	204
Stock option income tax benefit	(592)	(1,139)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(19,745)	(32,753)
Inventories, net	(18,675)	(6,203)
Prepaid expenses and other current assets	1,208	(5,480)
Accounts payable	(2,633)	7,812
Accrued liabilities	(27,325)	(26,319)
Income tax payable	(1,824)	(15,722)
Other, net	95	4,864
Net cash provided by operating activities	10,639	30,171

Cash flows from investing activities:
Capital expenditures	(14,183)	(18,682)
Cash paid for acquisitions of businesses and equity investments, net of cash acquired	(574)	(2,415)
Purchases of short-term investments	-	(90,641)
Liquidations of short-term investments	58	-
Proceeds from sale of property, plant and equipment, net	17	486
Net cash used in investing activities	(14,682)	(111,252)

Cash flows from financing activities:
Net change in short-term borrowings	1,045	4,437
Cash paid for treasury stock	(4,664)	(87,824)
Cash dividends paid	(7,460)	(6,803)
Proceeds from long-term borrowings	108,900	78,254
Payments on long-term borrowings	(53,507)	-
Proceeds from exercise of stock options	1,360	3,016
Excess tax benefits from share-based compensation	592	1,139
Net cash provided by (used in) financing activities	46,266	(7,781)

Effect of exchange rate changes on cash and cash equivalents	(19,915)	10,138

Net increase (decrease) in cash and cash equivalents	22,308	(78,724)

Cash and cash equivalents at beginning of period	203,991	169,384

Cash and cash equivalents at end of period	$226,299	$90,660
See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)				Accumulated		Total DENTSPLY
		Capital in		Other		International		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Stockholders'
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
	(in thousands)
Balance at December 31, 2007	$1,628	$173,084	$1,582,683	$145,819	$(387,108)	$1,516,106	$296	$1,516,402
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	71,931	71,931
Comprehensive Income:
Net income	-	-	283,869	-	-	283,869	(599)	283,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(71,521)	-	(71,521)	63	(71,458)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-
Net loss on derivative financial instruments	-	-	-	(13,986)	-	(13,986)	-	(13,986)
Unrecognized losses and prior service cost, net	-	-	-	(20,700)	-	(20,700)	-	(20,700)

Comprehensive Income						177,662	(536)	177,126

Exercise of stock options	-	(7,268)	-	-	19,994	12,726	-	12,726
Tax benefit from stock options exercised	-	3,910	-	-	-	3,910	-	3,910
Share based compensation expense	-	17,290	-	-	-	17,290	-	17,290
Funding of Employee Stock Option Plan	-	62	-	-	118	180	-	180
Treasury shares purchased	-	-	-	-	(112,634)	(112,634)	-	(112,634)
RSU dividends	-	76	(76)	-	-	-	-	-
Cash dividends ($0.185 per share)	-	-	(27,518)	-	-	(27,518)	-	(27,518)

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	-	-	61,743	-	-	61,743	(1,813)	59,930
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(75,758)	-	(75,758)	(4,428)	(80,186)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-
Net loss on derivative financial instruments	-	-	-	42,471	-	42,471	-	42,471
Unrecognized losses and prior service cost, net	-	-	-	1,978	-	1,978	1	1,979

Comprehensive Income						30,434	(6,240)	24,194

Exercise of stock options	-	(2,261)	-	-	3,621	1,360	-	1,360
Tax benefit from stock options exercised	-	592	-	-	-	592	-	592
Share based compensation expense	-	4,789	-	-	-	4,789	-	4,789
Funding of Employee Stock Option Plan	-	(70)	-	-	1,408	1,338	-	1,338
Treasury shares purchased	-	-	-	-	(4,664)	(4,664)	-	(4,664)
RSU dividends	-	34	(34)	-	-	-	-	-
Cash dividends ($0.05 per share)	-	-	(7,425)	-	-	(7,425)	-	(7,425)
Balance at March 31, 2009	$1,628	$190,238	$1,893,242	$8,303	$(479,265)	$1,614,146	$65,451	$1,679,597

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

The accompanying Unaudited Interim Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s most recent Form 10-K/A filed May 1, 2009.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of DENTSPLY International Inc., as applied in the consolidated interim financial statements presented herein, are substantially the same as presented on pages 52 through 58 of the Annual Report Form 10-K/A for the fiscal year ended December 31, 2008, except as indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $19.2 million and $19.4 million at March 31, 2009 and December 31, 2008, respectively.

Business Acquisitions

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), “Business Combinations.” It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 141(R) in the first quarter of fiscal year 2009.

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” which amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for fiscal years ending after December 15, 2008. The Company has adopted the FSP in the first quarter of fiscal year 2009.

Noncontrolling Interests

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests (“NCI”) in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on January 1, 2009 and retrospectively reclassed NCI to equity in the Condensed Balance Sheet, retrospectively included NCI in consolidated net income and consolidated comprehensive income, and provided other applicable disclosures. The implementation of SFAS 160 did not impact the Company’s net income attributable to DENTSPLY International in the current or prior periods.

Fair Value Measurement

    On February 12, 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. The Company has adopted SFAS 157-2 in the first quarter of fiscal year 2009. The implementation of SFAS 157-2 did not impact the Company’s financial statements in the current or prior periods.

Revisions in Classification

     Certain revisions of classification have been made to prior years' data in order to conform to current year presentation.

New Accounting Pronouncements

    On December 31, 2008, the FASB issued FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) by providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this staff position on its disclosures.

NOTE 2 – STOCK COMPENSATION

The Company maintains the 2002 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorizes grants of 14,000,000 shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993, 1998, and 2002 Plans, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 14,000,000, the excess becomes available for grant under the Plan. No more than 2,000,000 shares may be awarded as restricted stock and restricted stock units, and no key employee may be granted restricted stock units in excess of 150,000 shares of common stock in any calendar year.

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

Under SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model to estimate the fair value of the non-qualified stock options. The assumptions used to calculate the fair value of the awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock based compensation expense and the tax related benefit for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
	(in millions)
Stock option expense	$2.9	$2.8
RSU expense	1.5	1.0
Total stock based compensation expense	$4.4	$3.8

Total related tax benefit	$1.1	$1.1

The remaining unamortized compensation cost related to non-qualified stock options is $19.8 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.7 years. The unamortized compensation cost related to RSUs is $12.2 million, which will be expensed over the remaining restricted period of the RSUs, or 1.9 years.

The following table reflects the non-qualified stock options transactions from December 31, 2008 through March 31, 2009:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)
December 31, 2008	11,285	$26.75	$41,428	8,185	$24.71	$37,796
Granted	35	22.27
Exercised	(118)	11.50
Forfeited	(50)	31.82

March 31, 2009	11,152	$26.87	$31,594	8,128	$24.95	$29,939

The weighted average remaining contractual term of all outstanding options is 6.1 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes the unvested restricted stock unit and restricted stock unit dividend transactions from December 31, 2008 through March 31, 2009:

	Unvested Restricted Stock Units

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share amounts)
Unvested at December 31, 2008	400	$36.11
Granted	279	26.21
Vested	(2)	26.23
Forfeited	(6)	34.42

Unvested at March 31, 2009	671	$32.05

NOTE 3 – COMPREHENSIVE INCOME

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income	$59,930	$68,155
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(80,186)	100,699
Amortization of unrecognized losses and prior year service cost, net of tax	1,979	(327)
Net gain (loss) on derivative financial instruments, net of tax	42,471	(78,812)
Total other comprehensive income, net of tax	(35,736)	21,560

Total Comprehensive income	24,194	89,715

Comprehensive income attributable to the noncontrolling interest	(6,240)	(25)

Comprehensive income attributable to DENTSPLY International	$30,434	$89,740

During the quarter ended March 31, 2009, foreign currency translation adjustments included currency translation losses of $89.9 million and gains of $9.7 million on the Company’s loans designated as hedges of net investments. During the quarter ended March 31, 2008, foreign currency translation adjustments included currency translation gains of $116.9 million partially offset by losses of $16.2 million on the Company’s loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 9, Financial Instruments and Derivatives.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Foreign currency translation adjustments	$93,792	$169,550
Unrecognized losses and prior service cost, net	(28,120)	(30,098)
Net loss on derivative financial instruments	(57,369)	(99,840)
	$8,303	$39,612

The cumulative foreign currency translation adjustments included translation gains of $192.6 million and $278.1 million as of March 31, 2009 and December 31, 2008, respectively, offset by losses of $98.8 million and $108.5 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 9, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation
Net income attributable to DENTSPLY International	$61,743	$68,180
Common shares outstanding	148,514	149,945

Earnings per common share – basic	$0.42	$0.45

Diluted Earnings Per Common Share Computation
Net income attributable to DENTSPLY International	$61,743	$68,180
Common shares outstanding	148,514	149,945
Incremental shares from assumed exercise of dilutive options	1,191	3,038
Total shares	149,705	152,983
Earnings per common share - diluted	$0.41	$0.45

Options to purchase 8.1 million shares of common stock that were outstanding during the quarter ended March 31, 2009, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were 1.4 million antidilutive shares outstanding during the three months ended March 31, 2008.

NOTE 5 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended March 31, 2009 and 2008.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments under SFAS 131 as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the most recently filed 10-K/A Consolidated Financial Statements in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating profit before restructuring, interest and taxes.

In January 2009, the Company moved several locations between segments, which resulted in a change to the management structure, to leverage operating efficiencies. The segment information below reflects this revised structure for all periods shown.

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions. It also has responsibility for the sales and distribution of certain small equipment and chairside products in other regions, and for certain Endodontic products in Germany.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for certain small equipment, chairside consumable products, certain laboratory products and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the responsibility for sales and distribution for certain laboratory products, implant products and bone substitution/grafting materials for Austria. It also is responsible for sales and distribution for certain small equipment and chairside consumable products, certain laboratory products, implant products and bone substation/grafting materials in certain other European countries. In addition this business group includes the manufacturing and sale of Orthodontic products and certain laboratory products, and the sales and distribution of implant products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution of Company Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution as well as some manufacturing of the Company’s Orthodontic products, except for Japan. In addition, this business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the sales and distribution of implants in Brazil. This business group is also responsible for manufacture, sales and distribution of certain products in the Company’s non-dental business.

Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, sales and distribution for most laboratory products, excluding certain countries mentioned previously, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States; Italy, Austria, and certain other Eastern European countries; Asia; and Australia as well as implant products in Brazil and Japan. This business group is also responsible for most of the Company’s non-dental business.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

Generally, the Company evaluates performance of the operating groups based on the groups’ operating income, excluding restructuring, impairment and other costs, and net third party sales, excluding precious metal content.

The following tables set forth information about the Company’s operating groups for the three months ended March 31, 2009 and 2008:

Third Party Net Sales	Three Months Ended March 31,
	2009	2008
	(in thousands)
United States, Germany, and Certain Other European Regions Consumable Businesses	$124,913	$120,555

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	100,805	112,216

Canada/Latin America/Endodontics/
Orthodontics	144,680	153,798

Dental Laboratory Business/
Implants/Non-Dental	137,341	175,456

All Other (a)	(790)	(1,243)
Total	$506,949	$560,782
(a) Includes: amounts recorded at Corporate headquarters.

Third Party Net sales, excluding precious metal content

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
United States, Germany, and Certain Other European Regions Consumable Businesses	$124,913	$120,555

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	93,077	103,914

Canada/Latin America/Endodontics/
Orthodontics	144,039	152,896

Dental Laboratory Business/
Implants/Non-Dental	104,411	120,126
All Other (a)	(790)	(1,243)
Total excluding Precious Metal Content	465,650	496,248
Precious Metal Content	41,299	64,534
Total including Precious Metal Content	$506,949	$560,782

Intersegment Net Sales	Three Months Ended March 31,
	2009	2008
	(in thousands)
United States, Germany, and Certain Other European Regions Consumable Businesses	$23,080	$30,437

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	3,384	4,215

Canada/Latin America/Endodontics/Orthodontics	28,598	25,108

Dental Laboratory Business/
Implants/Non-Dental	24,382	27,692

All Other (b)	38,326	46,364
Eliminations	(117,770)	(133,816)
Total	$-	$-

(a) Includes: amounts recorded at Corporate headquarters.

(b) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income	Three Months Ended March 31,
	2009	2008
	(in thousands)
United States, Germany, and Certain Other European Regions Consumable Businesses	$33,922	$43,128

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	2,709	2,010

Canada/Latin America/Endodontics/Orthodontics	50,058	51,278

Dental Laboratory Business/
Implants/Non-Dental	22,448	31,718
All Other (a)	(21,396)	(26,893)
Segment Operating Income	87,741	101,241
Reconciling Items:
Restructuring, impairments and other costs	(1,570)	(204)
Interest expense	(6,153)	(8,252)
Interest income	1,956	5,210
Other (income) expense, net	(913)	(3,122)
Income before income taxes	$81,061	$94,873

Assets	March 31,	December 31,
	2009	2008
	(in thousands)
United States, Germany, and Certain Other European Regions Consumable Businesses	$547,821	$556,125

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	362,450	385,050

Canada/Latin America/Endodontics/Orthodontics	761,997	763,479

Dental Laboratory Business/
Implants/Non-Dental	909,959	942,504
All Other (b)	178,562	183,242
Total	$2,760,789	$2,830,400

(a) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

(b) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost or market. At March 31, 2009 and December 31, 2008, the cost of $11.2 million, or 3.6%, and $9.6 million, or 3.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $29.4 million and $28.4 million as of March 31, 2009 and December 31, 2008, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2009 and December 31, 2008 by $3.6 million and $3.5 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Finished goods	$187,619	$184,226
Work-in-process	55,660	58,123
Raw materials and supplies	70,810	63,776
	$314,089	$306,125

NOTE 7 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 31, 2009 and March 31, 2008, respectively:

			Other Post Retirement
	Pension Benefits		Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$2,006	$1,806	$13	$12
Interest cost	1,919	2,248	156	156
Expected return on assets	(958)	(1,158)	-	-
Amortization of transition obligation	57	61	-	-
Amortization of prior service cost	34	46	-	-
Amortization of net loss	403	73	50	37
Net periodic benefit cost	$3,461	$3,076	$219	$205

The following sets forth the information related to the funding of the Company’s benefit plans for 2009:

	Pension Benefits	Other Post Retirement Benefits
	(in thousands)
Actual, March 31, 2009	$2,354	$67
Projected for the remainder of the year	5,921	1,017
Total for year	$8,275	$1,084

NOTE 8 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

Restructuring Costs

Restructuring costs of $1.2 million for the three months ended March 31, 2009 are recorded in Restructuring, Impairment and Other Costs in the income statement and the associated liabilities are recorded in accrued liabilities and other non-current liabilities in the consolidated condensed balance sheet. These costs consist of employee severance benefits, payments due under operating contracts and other restructuring costs.

During 2009, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of March 31, 2009, the Company’s restructuring accruals were as follows:

	Severance
	2007 and
	Prior Plans	2008 Plans	2009 Plans	Total
	(in thousands)
Balance, December 31, 2008	$664	$2,806	$-	$3,470
Provisions	28	-	838	866
Amounts applied	(66)	-	(35)	(101)
Balance, March 31, 2009	$626	$2,806	$803	$4,235

	Lease/contract terminations
	2007 and
	Prior Plans	Total
	(in thousands)
Balance, December 31, 2008	$87	$87
Provisions	-	-
Amounts applied	(15)	(15)
Balance, March 31, 2009	$72	$72

	Other restructuring costs
	2007 and
	Prior Plans	2008 Plans	Total
	(in thousands)
Balance, December 31, 2008	$108	$56	$164
Provisions	83	265	348
Amounts applied	(112)	(284)	(396)
Balance, March 31, 2009	$79	$37	$116

The following table provides the cumulative amounts for all the plans by segment:

	December 31,		Amounts	March 31,
	2008	Provisions	applied	2009
	(in thousands)
United States, Germany and Certain
Other European Regions
Consumables Businesses	$102	$210	$(268)	$44
France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	190	181	(61)	310
Canada, Latin America/
Endodontics/Orthodontics	178	361	(54)	485
Dental Laboratory Business/
Implants/Non-Dental	3,251	151	(129)	3,273
All Other (a)	-	311	-	311
Total Balance, December 31, 2008	$3,721	$1,214	$(512)	$4,423

(a)	Includes: amounts recorded at Corporate headquarters

Impairments and Other Costs

Other costs of $0.4 million for 2009 included costs primarily related to impairments of long-term assets and legal matters. These other costs are reflected in Restructuring, Impairment and Other Costs in the income statement. Legal settlements are further discussed in Note 12, Commitments and Contingencies.

NOTE 9 – FINANCIAL INSTRUMENTS AND DERIVATIVES

The Company has adopted the Statement of Financial Accounting Standards No. 161 (“SFAS 161”),”Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years beginning after December 15, 2008 and amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The Company’s expanded disclosures are included below.

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of March 31, 2009, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March 2010. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At March 31, 2009, the Company had swaps in place to purchase 1,905 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,392 per troy ounce. In addition, the Company had swaps in place to purchase 164,475 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $14 per troy ounce.

The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies. The forward contracts that are used in these programs typically mature in twelve months or less. For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in accumulated OCI and then recognized in earnings when the hedged item affects earnings.

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358.0 million paying three month Euro Libor and receiving three month U.S. dollar Libor on $419.7 million. In the first quarter of 2009, the Company terminated Swiss francs 57.5 million cross currency swap at a fair value of zero. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay)/ receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of March 31, 2009, the estimated net fair values of the swap agreements were negative $82.4 million, which are recorded in accumulated other comprehensive income, net of tax effects, other noncurrent liabilities and other noncurrent assets.

At March 31, 2009, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. At March 31, 2009 and 2008, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $42.7 million and $179.9 million, respectively, which are included in accumulated other comprehensive income, net of tax effects.

The tables below summarize the Company’s derivatives at March 31, 2009. The fair value of all derivatives is based on quarter-end currency rates.

	Notional Amounts		Fair Value Asset (Liability)
Foreign Exchange Forward Contracts	2009	2010	2009
	(in thousands)
Forward sale, 7.8 million Australian dollars	$5,406	$-	$(186)
Forward purchase, 0.8 million British pounds	(1,054)	-	(45)
Forward sale, 0.4 million Canadian dollars	302	-	2
Forward sale, 1.7 billion Japanese yen	17,242	-	333
Forward purchase, 0.5 billion Japanese yen	(4,953)	-	(65)
Forward sale, 97.3 million Mexican Pesos	6,875	-	(141)
Forward sale, 5.6 million Danish Krone	989	-	5
Forward sale, 20.6 million Taiwanese dollars	607	-	(5)
Forward purchase, 14.3 million Euros	(18,937)	-	613
Forward purchase, 7.5 million Swiss francs	(6,574)	-	(3)
Forward purchase, 7.1 million British pounds	(8,992)	(1,178)	52
Forward purchase, 16.0 million Canadian dollars	11,175	1,485	504
Forward purchase, 1.7 million Japanese yen	(16,508)	(749)	(365)
Forward purchase, 6.0 million Euro	6,858	1,079	60
Total Foreign Exchange Forward Contracts	$(7,564)	$637	$759

	Notional Amount					Fair Value Asset (Liability)
Interest Rate Swaps	2009	2010	2011	2012	2013 and Beyond	2009
	(in thousands)
Euro	$906	$1,739	$1,249	$1,249	$5,310	$(824)
Japanese yen	-	-	-	126,365	-	(2,634)
Swiss francs	-	-	-	56,848	-	(5,073)
U.S. dollars	-	150,000	-	-	-	(2,635)
Total Interest Rate Swaps	$906	$151,739	$1,249	$184,462	$5,310	$(11,166)

	Notional Amount					Fair Value Asset (Liability)
Cross Currency Basis Swaps	2009	2010	2011	2012	2013 and Beyond	2009
	(in thousands)
Swiss franc 592.5 million @ 1.14 pay CHF 3mo. Libor rec. USD 3mo. Libor	$-	$398,373	$70,317	$49,501	$-	$(29,561)
Euros 358.0 million @ $1.18 pay EUR 3mo. Libor rec. USD 3mo. Libor	-	473,580	-	-	-	(52,878)
Total Cross Currency Basis Swaps	$-	$871,953	$70,317	$49,501	$-	$(82,439)

	Notional Amount					Fair Value Asset (Liability)
Commodity Contracts	2009	2010	2011	2012	2013 and Beyond	2009
	(in thousands)
Silver Swap – U.S. dollar	$(2,174)	$(155)	$-	$-	$-	$(166)
Platinum Swap – U.S. dollar	(2,340)	(311)	-	-	-	(486)
Total Commodity Contracts	$(4,514)	$(466)	$-	$-	$-	$(652)

As of March 31, 2009, $3.9 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables below summarize the fair value and balance sheet location of the Company’s derivatives:

	Balance Sheet
Asset Derivatives Designated as Hedging Instruments	Classification	2009
		(in thousands)
Foreign exchange contracts	Other current assets (1)	$509
Foreign exchange contracts	Other noncurrent assets, net	88
Total Asset Derivatives Designated as Hedging Instruments		$597
Asset Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets (1)	$978
Total asset derivatives		$1,575

	Balance Sheet
Liability Derivatives Designated as Hedging Instruments	Classification	2009
		(in thousands)
Interest rate contracts	Accrued liabilities	$6,583
Interest rate contracts	Other noncurrent liabilities	3,759
Foreign exchange contracts	Accrued liabilities	323
Foreign exchange contracts	Other noncurrent liabilities	23
Commodity contracts	Accrued liabilities	648
Commodity contracts	Other noncurrent liabilities	4
Cross currency interest rate swaps	Accrued liabilities	20,677
Cross currency interest rate swaps	Other noncurrent liabilities	61,762
Total liability derivatives designated as hedging instruments		$93,779
Liability Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other noncurrent liabilities	$824
Foreign exchange contracts	Accrued liabilities	470
Total liability derivatives not designated as hedging instruments		$1,294
Total liability derivatives		$95,073

The following tables summarize the income statement impact of the Company’s cash flow hedges:

Derivatives in SFAS 133 Cash Flow Hedging Relationships (in thousands)	Gain in OCI 2009 (2)	Income Statement Classification	(Gain) Loss Reclassified from AOCI into income 2009 (3)
Interest rate contracts	$694	Interest expense	$1,450
Foreign exchange contracts	210	Cost of products sold	(1,097)
Foreign exchange contracts	125	SG&A expenses	(80)
Commodity contracts	860	Cost of products sold	530
Total	$1,889		$803

(1) Reported on the Consolidated Condensed Balance Sheet as “Prepaid expenses and other current assets.”

(2) Amount of gain reported in OCI, effective portion

(3) Amount of (gain) or loss reclassed from Accumulated Other Comprehensive Income (“AOCI”) into income, effective portion only.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Income Statement Classification	(Gain) Loss Recognized in Income 2009 (1)
(in thousands)
Interest rate contracts	Other expense, net	$14
Foreign exchange contracts	Interest expense	76
Foreign exchange contracts	Interest expense	42
Commodity contracts	Interest expense	18
Total		$150

The following table summarizes the income statement impact of the Company’s net investment hedges:

Derivatives in SFAS 133 Net Investment Hedging Relationships	Gain in OCI 2009 (2)	Income Statement Classification	(Gain) Loss Recognized in Income 2009 (1)
(in thousands)
Cross currency interest rate swaps	$40,784	Interest Income	$(579)
Cross currency interest rate swaps	25,772	Interest Expense	1,613
Total	$66,556		$1,034

The following table summarizes the income statement impact of the Company’s derivatives not designated as hedging relationships:

Derivatives Not Designated as Hedging Instruments under SFAS 133 Hedging Relationships	Income Statement Classification	(Gain) Loss Recognized in Income 2009 (1)
(in thousands)
Foreign exchange contracts	Other expense, net	$16,644
Interest rate contracts	Other expense, net	2
Interest rate contracts	Interest expense	256
		$16,902

Amounts recorded in accumulated other comprehensive income related to cash flow hedging instruments follow:

	Three Months Ended
	March 31
	2009	2008
	(in thousands, net of tax)
Beginning Balance	$(7,874)	$(1,573)

Changes in fair value of derivatives	1,184	(1,477)
Reclassifications to earnings from equity	422	207
Total activity	1,606	(1,270)

Ending Balance	$(6,268)	$(2,843)

(1) Amount of loss recognized in income, ineffective portion and amount excluded from effectiveness testing

(2) Amount of gain reported in OCI, effective portion

Amounts recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations follow:

	Three Months Ended
	March 31
	2009	2008
	(in thousands, net of tax)
Beginning Balance	$77,585	$156,790

Foreign currency translation adjustment	(85,485)	116,872
Changes in fair value of:
foreign currency debt	9,727	(16,173)
derivative hedge instruments	40,865	(77,542)
Total activity	(34,893)	23,157

Ending Balance	$42,692	$179,947

NOTE 10 – UNCERTAINTIES IN INCOME TAXES

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

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $0.8 million. A favorable unrecognized tax benefit of approximately $6.6 million could occur as a result of final settlement and resolution of outstanding tax matters in foreign jurisdictions during the next twelve months.

NOTE 11 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in accumulated other comprehensive income on the consolidated condensed Balance Sheets. In addition, the Company recognizes certain liabilities at fair value. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The Company has adopted the Statement of Financial Accounting Standards No. 157 (“SFAS 157”), and for a more detailed discussion of the definition of fair value and the three levels defined by the SFAS 157 hierarchy, refer to the Company’s 2008 Annual Report on Form 10-K/A.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Other noncurrent liabilities,” and “Accrued liabilities.” As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Three Months Ended March 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$226,299	$226,299	$-	$-
Foreign exchange forward contracts	1,575	-	1,575	-
Total assets	$227,874	$226,299	$1,575	$-

Liabilities
Interest rate swaps	$11,166	$-	$11,166	$-
Commodity forward purchase contracts	652	-	652	-
Foreign exchange forward contracts	816	-	816
Cross currency interest rate swaps	82,439	-	82,439	-
Total liabilities	$95,073	$-	$95,073	$-

	Twelve Months Ended December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$203,991	$203,991	$-	$-
Interest rate swaps	2	-	2	-
Foreign exchange forward contracts	2,053	-	2,053	-
Total assets	$206,046	$203,991	$2,055	$-

Liabilities
Interest rate swaps	$12,529	$-	$12,529	$-
Commodity forward purchase contracts	1,931	-	1,931	-
Cross currency interest rate swaps	148,935	-	148,935	-
Total liabilities	$163,395	$-	$163,395	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity forward purchase contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 9, Financial Instruments and Derivatives.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction in May 2006, preventing DENTSPLY from taking action to restrict its tooth dealers in the U.S. from adding new competitive teeth lines.

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practices, including the practice found to be a violation of the antitrust law.

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

For litigation matters for which the Company has not established an accrual, such litigation is of a nature that the Company cannot establish a reasonable estimate of a range or loss, if any.  As these cases proceed and should it become apparent that the Company has a reasonable estimate for a range of loss, it will be disclosed, if not accrued.

DENTSPLY International Inc. and Subsidiaries

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

OVERVIEW

DENTSPLY International Inc. believes it is the world's largest designer, developer and manufacturer of professional dental products. The Company is headquartered in the United States (“U.S.”) and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the U.S. and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

The Company has three main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; and 3) Dental Specialty Products.

Dental consumable products consist of dental sundries and small equipment used in dental offices by general practitioners in the treatment of patients. DENTSPLY’s dental sundry products in the dental consumable category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures a wide variety of different dental sundry consumable products marketed under more than one hundred brand names. Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. DENTSPLY’s products in the dental laboratory category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. This category also includes fabricated dental appliances, computer aided design software and centralized manufacturing of frameworks. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic instruments and materials, implants and related products, bone grafting materials, and orthodontic appliances and accessories.

The principal measurements used by the Company in evaluating its business are: (1) constant currency growth in the U.S., Europe and all other regions; (2) internal growth in the U.S., Europe and all other regions; (3) operating margins of each reportable segment; (4) the development, introduction and contribution of innovative new products; (5) growth through acquisition; and (6) continued focus on controlling costs and enhancing efficiency. The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested. The Company defines “constant currency growth” as internal growth plus acquisition growth.

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

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. The Company believes sales have been negatively impacted by inventory reductions through its distribution channels in many geographies.

Due to the international nature of DENTSPLY’s business, movements in global foreign exchange rates may impact the statement of income. With approximately 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are significantly impacted by the strengthening or weakening of the U.S. dollar. As discussed further under regional sales and the segment descriptions, the Company was negatively impacted by the general strengthening of the U.S. dollar.

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

    The Company has always maintained its focus on minimizing costs and achieving operational efficiencies. In response to the recent credit crisis and the recessionary economic conditions, management is concentrating on cost containment that focuses the business on creating and maintaining operational and financial flexibility through control of both fixed and variable costs. Management will continue to evaluate the consolidation of operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these opportunities will improve the cost structure and offset areas of rising costs such as energy, employee benefits, and regulatory oversight and compliance.

The Company initiated several restructurings plans that included global headcount reductions and business consolidations and reorganizations in late 2008 and the first quarter of 2009. The Company will begin to realize the cost savings associated with these restructuring plans in 2009 and expects to realize the full cost savings associated with these restructuring plans in 2010. (See also Note 8, Restructuring, Impairment and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements.)

RESULTS OF CONTINUING OPERATIONS, THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

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

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Net sales	$506.9	$560.8	$(53.9)	(9.6%)
Precious metal content of sales	(41.3)	(64.6)	23.3	(36.1%)
Net sales, excluding precious metal content	$465.6	$496.2	$(30.6)	(6.2%)

Net sales, excluding precious metal content, for the three months ended March 31, 2009 was $465.6 million, (6.2%) lower than the prior year first quarter. The change in net sales was driven by currency translation, which reduced sales by (6.9%), offset by 0.7% growth on a constant currency basis. The constant currency sales growth was comprised of acquisition growth of 4.4%, offset by slower sales on an internal basis of (3.7%). Excluding the non-dental business, sales grew on a constant currency basis by 1.3% and were lower on an internal basis by (2.9%).

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, were (2.8%) lower in the United States in the first quarter on a constant currency basis, including 1.1% acquisition growth and internal growth of (3.9%). The lower sales were driven by softness and dealer inventory reductions in both dental consumable and laboratory businesses as well as much slower sales in the non-dental business. The Company experienced positive internal growth in the dental specialty businesses in aggregate.

Europe

Net sales, excluding precious metal content, in Europe improved by 4.4% on a constant currency basis driven by acquisitions completed in 2008. On an internal basis, sales excluding precious metal content, decreased (3.3%), impacted by softness and dealer inventory reductions in the dental consumable and dental laboratory businesses and due to slower sales in the non-dental business. The Company continued to experience positive internal growth in dental specialty businesses.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world decreased by (0.5%) on a constant currency basis. Excluding acquisitions, net sales, excluding precious metal content, on an internal basis were lower by (4.2%). Sales were strongest in the Pacific Rim, Japan and Australia, where as sales contracted in many other regions of the world.

Gross Profit

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
Gross Profit	$267.0	$285.2	$(18.2)	(6.4%)
Gross Profit as a percentage of net
sales, including precious metal content	52.7%	50.9%
Gross Profit as a percentage of net
sales, excluding precious metal content	57.3%	57.5%

Gross profit as a percentage of net sales, excluding precious metal content, for the three months ended March 31, 2009 compared to 2008 decreased by 0.2%. The gross profit as a percentage of net sales, excluding precious metal content, was negatively impacted in the quarter compared to the same period last year, by recent acquisition related activities, including over a half a percentage point due to the roll-off of the inventory step-up. The negative impact from acquisitions was partially offset by mix and operational efficiencies.

Operating Expenses

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (“SG&A”)	$179.2	$184.0	$(4.8)	(2.6%)
Restructuring, impairment and other costs	$1.6	$0.2	$1.4	NM

SG&A as a percentage of net
sales, including precious metal content	35.4%	32.8%
SG&A as a percentage of net
sales, excluding precious metal content	38.5%	37.1%

SG&A Expenses

SG&A expenses, measured against sales, excluding precious metal content, increased to 38.5% in 2009 from 37.1% in 2008. The increase is primarily the result of costs related to participation in the biennial International Dental Show and recent acquisitions, which generally have a higher SG&A as a percentage of net sales, excluding precious metal content, than our base business.

Restructuring, Impairment and Other Costs, Net

During the three months ended March 31, 2009, the Company recorded restructuring, impairment and other costs of $1.6 million. These costs are related to new and ongoing restructuring plans to reduce operational costs through consolidation of facilities, global headcount reduction and business re-organizations. (See also Note 8, Restructuring, Impairment and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Expense and Income, Net

	Three Months Ended March 31,
	2009	2008	$ Change
	(in millions)
Net interest expense	$4.2	$3.0	$1.2
Other expense, net	0.9	3.1	(2.2)
Net interest & other expense	$5.1	$6.1	$(1.0)

Net Interest Expense

The change in net interest expense in 2009 compared to 2008, for the three months ended March 31, was mainly the result of significantly lower Euro interest rates and lower average balances combined with stronger U.S. dollar average exchange rates. Interest income decreased $3.3 million as the interest rates on Euro investment balances were 300 basis points lower in the current year than the prior year and the U.S. dollar was stronger against the Euro. Interest expense decreased $2.1 million on lower average debt and interest rates.

Other Expense, Net

Other expense in the 2009 period included approximately $0.6 million of currency transaction losses and $0.3 million of other non-operating costs. The 2008 period included $2.7 million of currency transaction losses and $0.4 million of other non-operating costs.

Income Taxes and Net Income

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
		(in millions, except per share data)
Income tax rates	26.1%	28.2%
Net income attributable to DENTSPLY International	$61.7	$68.2	$(6.5)	(9.5%)
Earnings per common share:
- Diluted	$0.41	$0.45

The Company’s effective tax rate for the three months ended March 31, 2009 decreased to 26.1% from 28.2% for the same period in 2008. This decrease primarily relates to the benefits from a European legal entity restructuring that occurred in 2008.

For the period ending March 31, 2009, net income attributable to DENTSPLY International decreased ($6.5) million, or (9.5%), to $61.7 million. Fully diluted earnings per share were $0.41 in the first quarter 2009, a decrease of (8.9%) from $0.45 in the first quarter 2008. Net income attributable to DENTSPLY International for the first quarter of 2009 included acquisition related activity, net of tax and non-controlling interest, of $1.1 million or $0.01 per diluted share, restructuring, impairment and other costs, net of tax and non-controlling interest, of $1.0 million or $0.01 per diluted share, and a net tax reduction of $0.3 million due to tax related adjustments. Net income for the first quarter of 2008, included restructuring, impairment and other costs, net of tax, of $0.1 million, and a net tax reduction of $0.6 million due to tax related adjustments.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$124.9	$120.6	$4.3	3.6%

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle
East, Africa, Pacific Rim Businesses	$93.1	$103.9	$(10.8)	(10.4%)

Canada/Latin America/Endodontics/
Orthodontics	$144.0	$152.9	$(8.9)	(5.8%)

Dental Laboratory Business/
Implants/Non-Dental	$104.4	$120.1	$(15.7)	(13.1%)

Segment Operating Income	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
United States, Germany, and Certain Other
European Regions Consumable Businesses	$33.9	$43.1	$(9.2)	(21.3%)

France, United Kingdom, Italy, and Certain Other European Countries, CIS, Middle
East, Africa, Pacific Rim Businesses	$2.7	$2.0	$0.7	35.0%

Canada/Latin America/Endodontics/
Orthodontics	$50.1	$51.3	$(1.2)	(2.3%)

Dental Laboratory Business/
Implants/Non-Dental	$22.4	$31.7	$(9.3)	(29.1%)

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 3.6% during the three months ended March 31, 2009 compared to 2008. The increase was largely the result of an acquisition completed in 2008, partially offset by negative currency translation and slower growth in consumables businesses due to lower underlying demand for small equipment and some reductions in dealer inventories.

Operating income decreased $9.2 million during the three months ended March 31, 2009 compared to 2008. The decrease was attributable to lower sales in certain products or regions, particularly small equipment sold through distributors, and acquisition-related activity completed in late 2008, which was due to the roll-off of inventory step-up. In addition, segment operating income was negatively affected by currency translation.

France, United Kingdom, Italy, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, decreased 10.4% during the three months ended March 31, 2009 compared to 2008, of which 10.2% was the result of negative currency translation. On a constant currency basis, sales were 0.2% lower aided by acquisitions and growth in the Pacific Rim, offset by reduced sales in many European businesses.

Operating income increased $0.7 million during the three months ended March 31, 2009 compared to 2008, driven primarily by increased sales and profits in the Pacific Rim operations, partially offset by lower sales volumes in Europe and the negative impact of currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased 5.8% during the three months ended March 31, 2009 compared to 2008, of which 6.4% was caused by the negative influence of currency translation. On a constant currency basis, sales grew by 0.6% during the quarter driven by growth in Latin America and Orthodontics and from acquisitions.

Operating income decreased $1.2 million during the three months ended March 31, 2009 compared to 2008. The decrease was driven primarily by the negative impacts of currency translation and slower sales in certain regions, offset by improved margins.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased 13.1% during the three months ended March 31, 2009 compared to 2008. Negative currency translation was the primary driver of the reduced sales as well as weakness in the dental laboratory businesses, reductions of dealer inventories and slower sales in the non-dental business.

Operating income decreased $9.3 million during the three months ended March 31, 2009 compared to 2008, greatly influenced by negative currency translation and the reduced sales volumes noted above.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted SFAS 141(R) and SFAS 160 on January 1, 2009.

There have been no other material changes to the Company’s disclosure in its 2008 Annual Report on Form 10-K/A filed May 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2009

Cash flow from operating activities during the three months ended March 31, 2009 was $10.6 million compared to $30.2 million during the same period of 2008. Net income decreased by $8.1 million to $59.9 million, taxes paid increased by $6.3 million more in the current quarter versus the prior year. The working capital impact on cash flow was negative by $3.7 million in the first quarter of 2009 principally due to the days in inventory increasing to 110 from 100 at December 31, 2008.

Investing activities during the first three months of 2009 include capital expenditures of $14.2 million.

At March 31, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 200,000 shares for $4.7 million during the first three months of 2009 at an average price of $23.32. As of March 31, 2009, the Company held 14.3 million shares of treasury stock. The Company also received proceeds of $1.4 million as a result of the exercise of 121,825 stock options during the three months ended March 31, 2009.

The Company’s long-term borrowings increased by a net of $37.0 million during the three months ended March 31, 2009. This change included a net new borrowing of $55.5 million during the first three months and a decrease of $18.5 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2009, the Company’s ratio of long-term debt to total capitalization increased to 22.2% compared to 21.2% at December 31, 2008. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $204.2 million to $226.5 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2009, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under a US dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility. The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $500 million with $56.8 million outstanding under the multi-currency facility and $111.7 million outstanding under the commercial paper facilities at March 31, 2009.

The Company’s debt instruments are currently classified as long-term as the Company has the ability through its committed revolving credit agreement to refinance its other debt instruments for terms of greater than twelve months. Over the next few quarters, the Company may have debt instruments move to current liabilities as the Company’s existing revolving credit agreement matures in May 2010. The Company expects to enter into new borrowing facilities in 2009 to ensure it has appropriate liquidity to address the Company’s current and future business needs.

The Company also has access to $43.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2009, $21.8 million is outstanding under these short-term lines of credit. At March 31, 2009, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $374.8 million.

At March 31, 2009, the Company held $86.0 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its 2008 Annual Report on Form 10-K/A filed May 1, 2009. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    On December 31, 2008, the FASB issued FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) by providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company’s in the process of evaluating the impact of adopting this staff position on its disclosures.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Annual Report on Form 10-K/A filed for the year ending December 31, 2008.

Item 4 - Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

On January 5, 1999, the Department of Justice filed a Complaint against the Company in the U.S. District Court in Wilmington, Delaware alleging that the Company’s tooth distribution practices violated the antitrust laws and seeking an order for the Company to discontinue its practices. This case has been concluded and the District Court, upon the direction of the Court of Appeals, issued an injunction in May 2006, preventing DENTSPLY from taking action to restrict its tooth dealers in the U.S. from adding new competitive teeth lines.

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practices, including the practice found to be a violation of the antitrust law.

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

For litigation matters for which the Company has not established an accrual, such litigation is of a nature that the Company cannot establish a reasonable estimate of a range or loss, if any.  As these cases proceed and should it become apparent that the Company has a reasonable estimate for a range of loss, it will be disclosed, if not accrued.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K/A filed for the year ending December 31, 2008.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended March 31, 2009, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares That May
	Total	Average		Be Purchased
	Number	Price	Total Cost	Under The Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)
January 1-31, 2009	-	$-	$-	2,760.2
February 1-28, 2009	200.0	23.32	4,663.6	2,641.5
March 1-31, 2009	-	-	-	2,720.8
	200.0	$23.32	$4,663.6

Item 4 - Submission of Matters to Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended March 31, 2009.

Item 6 - Exhibits

        Exhibit Number

        10.1  Amended and Restated Employment Agreement Entered April 30, 2009, Between the Company and James G. Mosch.
        10.2  Amended and Restated Employment Agreement Entered January 1, 2009, Between the Company's Subsidiary,
                 Degudent GMBH and Albert Sterkenberg.
        10.3  Effective Change of Control Separation Plan.
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