Form 10-Q
period 2009-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-07-30
CIK 818479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 29, 2009, DENTSPLY International Inc. (the “Company”) had 148,592,159 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

FORM 10-Q

For Quarter Ended June 30, 2009

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Consolidated Condensed Statements of Income	3
Consolidated Condensed Balance Sheets	4
Consolidated Condensed Statements of Cash Flows	5
Consolidated Statement of Changes in Equity	6

Notes to Unaudited Interim Consolidated Condensed

Financial Statements	7

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations	26

Item 3 - Quantitative and Qualitative Disclosures

About Market Risk	38

Item 4 - Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	39

Item 1A - Risk Factors	40

Item 2 - Unregistered Sales of Securities and Use of Proceeds	40

Item 4 - Submission of Matters to a Vote of Security Holders	40

Item 6 - Exhibits	40

Signatures	41

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(in thousands, except per share amounts)

Net sales	$553,216	$594,847	$1,060,165	$1,155,629
Cost of products sold	266,245	279,361	506,225	554,900

Gross profit	286,971	315,486	553,940	600,729
Selling, general and administrative expenses	185,138	200,867	364,366	384,869
Restructuring, impairments and other costs (Note 9)	3,125	1,458	4,695	1,662

Operating income	98,708	113,161	184,879	214,198

Other income and expenses:
Interest expense	5,268	7,901	11,421	16,153
Interest income	(1,512)	(4,685)	(3,468)	(9,895)
Other (income) expense, net	(68)	(51)	846	3,071

Income before income taxes	95,020	109,996	176,080	204,869
Provision for income taxes	24,440	31,297	45,571	58,015

Net income	70,580	78,699	130,509	146,854
Less: Net gain (loss) attributable to the
noncontrolling interests	381	51	(1,433)	26

Net income attributable to DENTSPLY International	$70,199	$78,648	$131,942	$146,828

Earnings per common share (Note 4):
-Basic	$0.47	$0.53	$0.89	$0.98
-Diluted	$0.47	$0.52	$0.88	$0.96

Cash dividends declared per common share	$0.050	$0.045	$0.100	$0.090

Weighted average common shares outstanding (Note 4):
-Basic	148,577	148,851	148,546	149,394
-Diluted	150,057	151,790	149,822	152,371

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)	June 30,	December 31,
	2009	2008
Assets	(in thousands)
Current Assets:
Cash and cash equivalents	$251,871	$203,991
Short-term investments	36	258
Accounts and notes receivables-trade, net (Note 1)	357,546	319,260
Inventories, net (Note 7)	309,431	306,125
Prepaid expenses and other current assets	113,621	120,228
Total Current Assets	1,032,505	949,862

Property, plant and equipment, net	429,935	432,276
Identifiable intangible assets, net	122,696	103,718
Goodwill, net	1,267,898	1,277,026
Other noncurrent assets, net	45,445	67,518
Total Assets	$2,898,479	$2,830,400

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$93,420	$104,329
Accrued liabilities	207,430	193,660
Income taxes payable	15,737	36,178
Notes payable and current portion
of long-term debt (Note 13)	273,906	25,795
Total Current Liabilities	590,493	359,962

Long-term debt (Note 13)	145,949	423,679
Deferred income taxes	70,508	69,049
Other noncurrent liabilities	287,407	318,297
Total Liabilities	1,094,357	1,170,987

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized;
no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized;
162.8 million shares issued at June 30, 2009 and December 31, 2008	1,628	1,628
Capital in excess of par value	192,501	187,154
Retained earnings	1,955,977	1,838,958
Accumulated other comprehensive income (Note 3)	58,277	39,612
Treasury stock, at cost, 14.2 million shares at June 30, 2009 and
14.2 million shares at December 31, 2008	(475,765)	(479,630)
Total DENTSPLY International Stockholders' Equity	1,732,618	1,587,722

Noncontrolling interests	71,504	71,691
Total Stockholders' Equity	1,804,122	1,659,413
Total Liabilities and Stockholders' Equity	$2,898,479	$2,830,400

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:	(in thousands)
Net income	$130,509	$146,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,373	23,943
Amortization	6,574	4,363
Deferred income taxes	4,379	18,542
Share-based compensation expense	9,723	8,404
Restructuring, impairments and other costs	3,039	1,127
Stock option income tax benefit	(2,003)	(2,008)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(34,458)	(49,711)
Inventories, net	2,291	(10,283)
Prepaid expenses and other current assets	4,124	(5,314)
Accounts payable	(11,257)	9,179
Accrued liabilities	(12,972)	(62)
Income tax payable	(9,878)	(9,754)
Other, net	(1,085)	3,745
Net cash provided by operating activities	115,360	139,025

Cash flows from investing activities:
Capital expenditures	(24,957)	(36,574)
Cash paid for acquisitions of businesses and equity investment, net of cash acquired	(2,986)	(2,415)
Purchases of short-term investments	-	(147,434)
Liquidation of short-term investments	214	12
Expenditures for identifiable intangible assets	(1,258)	(2,191)
Proceeds from sale of property, plant and equipment, net	998	799
Net cash used in investing activities	(27,989)	(187,803)

Cash flows from financing activities:
Net change in short-term borrowings	36,342	3,488
Cash paid for treasury stock	(9,778)	(95,467)
Cash dividends paid	(14,919)	(13,517)
Proceeds from long-term borrowings	-	77,799
Payments on long-term borrowings	(55,140)	-
Proceeds from exercise of stock options	5,850	5,741
Excess tax benefits from share-based compensation	2,003	2,008
Net cash used in financing activities	(35,642)	(19,948)

Effect of exchange rate changes on cash and cash equivalents	(3,848)	12,796
Net increase (decrease) in cash and cash equivalents	47,880	(55,930)
Cash and cash equivalents at beginning of period	203,991	169,384
Cash and cash equivalents at end of period	$251,871	$113,454

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(unaudited)		Capital		Accumulated		Total DENTSPLY
		in Excess		Other		International		Total
	Common	of Par	Retained	Comprehensive	Treasury	Stockholders'	Noncontrolling	Stockholders'
	Stock	Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
	(in thousands)
Balance at December 31,
2007	$ 1,628	$173,084	$1,582,683	$ 145,819	$(387,108)	$ 1,516,106	$ 296	$ 1,516,402
Purchase of subsidiary shares from
noncontrolling interest	-	-	-	-	-	-	71,931	71,931
Comprehensive Income:
Net income	-	-	283,869	-	-	283,869	(599)	283,270
Other comprehensive income
(loss), net of tax:
Foreign currency translation
adjustment	-	-	-	(71,521)	-	(71,521)	63	(71,458)
Net loss on derivative
financial instruments	-	-	-	(13,986)	-	(13,986)	-	(13,986)
Unrecognized losses and prior
service cost, net	-	-	-	(20,700)	-	(20,700)	-	(20,700)
Comprehensive Income						177,662	(536)	177,126
Exercise of stock options	-	(7,268)	-	-	19,994	12,726	-	12,726
Tax benefit from stock options exercised	-	3,910	-	-	-	3,910	-	3,910
Share based compensation
expense	-	17,290	-	-	-	17,290	-	17,290
Funding of Employee Stock Option Plan	-	62	-	-	118	180	-	180
Treasury shares purchased	-	-	-	-	(112,634)	(112,634)	-	(112,634)
RSU dividends	-	76	(76)	-	-	-	-	-
Cash dividends ($0.185 per share)	-	-	(27,518)	-	-	(27,518)	-	(27,518)
Balance at December 31,
2008	$ 1,628	$187,154	$1,838,958	$ 39,612	$(479,630)	$ 1,587,722	$ 71,691	$ 1,659,413
Comprehensive Income:
Net income	-	-	131,942	-	-	131,942	(1,433)	130,509
Other comprehensive income, net of tax:
Foreign currency translation
adjustment	-	-	-	9,907	-	9,907	1,245	11,152
Net loss on derivative
financial instruments	-	-	-	7,631	-	7,631	-	7,631
Unrecognized losses and prior
service cost, net	-	-	-	1,127	-	1,127	1	1,128
Comprehensive Income						150,607	(187)	150,420
Exercise of stock options	-	(6,386)	-	-	12,236	5,850	-	5,850
Tax benefit from stock options exercised	-	2,003	-	-	-	2,003	-	2,003
Share based compensation
expense	-	9,723	-	-	-	9,723	-	9,723
Funding of Employee Stock Option Plan	-	(61)	-	-	1,407	1,346	-	1,346
Treasury shares purchased	-	-	-	-	(9,778)	(9,778)	-	(9,778)
RSU dividends	-	68	(68)	-	-	-	-	-
Cash dividends ($0.10 per share)	-	-	(14,855)	-	-	(14,855)	-	(14,855)
Balance at June 30, 2009	$ 1,628	$192,501	$1,955,977	$ 58,277	$(475,765)	$ 1,732,618	$ 71,504	$ 1,804,122

See accompanying notes to Unaudited Interim Consolidated Condensed Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

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

Accounts and Notes Receivable-Trade, Net

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $22.1 million and $19.4 million at June 30, 2009 and December 31, 2008, respectively.

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

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” which amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for fiscal years ending after December 15, 2008. The Company has adopted the FSP in the first quarter of fiscal year 2009, and as of June 30, 2009, the implementation did not impact the Company’s net income attributable to DENTSPLY International.

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

Fair Value Measurement

        In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. The Company has adopted SFAS 157-2 in the first quarter of fiscal year 2009. The implementation of SFAS 157-2 did not impact the Company’s financial statements in the current or prior periods.

          In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB 28-1, (“FSP 107-1”), “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company has disclosed the requirement information in Note 13, Financing Arrangements.

Subsequent Events

       In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through July 30, 2009, which is the date the financial statements have been filed with the Securities and Exchange Commission.

New Accounting Pronouncements

       In December 2008, the FASB issued FASB Staff Position No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS 132(R) by providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this staff position on its disclosures.

      In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets,” which is an amendment to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 is effective for fiscal years beginning after November 15, 2009 and must be applied prospectively to new transfers of financial assets. The new standard eliminates the use of qualified special purpose entities, clarifies the derecognition criteria for a transfer accounted for as a sale, and expands the disclosure requirements among other things. The Company is currently evaluating the impact of adopting this new standard.

       In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46 (R).” SFAS 167 is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new variable interest entities. The new standard significantly changes the consolidation model for variable interest entities. The Company is currently evaluating the impact of adopting this new standard.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification ™” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

The following table represents total stock based compensation expense and the tax related benefit for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Stock option expense	$3.0	$2.9	$5.9	$5.7
RSU expense	1.7	1.1	3.2	2.1
Total stock based compensation expense	$4.7	$4.0	$9.1	$7.8

Total related tax benefit	$1.5	$0.7	$2.6	$1.8

The remaining unamortized compensation cost related to non-qualified stock options is $19.3 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.5 years. The unamortized compensation cost related to RSUs is $12.3 million, which will be expensed over the remaining restricted period of the RSUs, or 1.7 years.

The following table reflects the non-qualified stock options transactions from December 31, 2008 through June 30, 2009:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
	(in thousands, except per share data)

December 31, 2008	11,285	$26.75	$41,428	8,185	$24.71	$37,796
Granted	152	27.65
Exercised	(399)	14.65
Forfeited	(125)	32.13

June 30, 2009	10,913	$27.14	$56,846	7,846	$25.29	$48,649

The weighted average remaining contractual term of all outstanding options is 6.2 years and the weighted average remaining contractual term of exercisable options is 4.8 years.

The following table summarizes the unvested restricted stock unit and restricted stock unit dividend transactions from December 31, 2008 through June 30, 2009:

	Unvested Restricted Stock Units
		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands, except per share data)

Unvested at December 31, 2008	400	$36.11
Granted	297	26.37
Vested	(2)	26.23
Forfeited	(16)	33.05

Unvested at June 30, 2009	679	$31.96

NOTE 3 – COMPREHENSIVE INCOME

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$70,580	$78,699	$130,509	$146,854
Other comprehensive income:
Foreign currency translation adjustments, net of tax	91,338	(2,903)	11,152	97,821
Amortization of unrecognized losses
and prior year service cost, net of tax	(851)	208	1,128	(119)
Change in assumptions for the
Company's benefit plans	-	3,713	-	3,713
Net (loss) gain on derivative financial instruments, net of tax	(34,840)	16,167	7,631	(62,645)
Total other comprehensive income, net of tax	55,647	17,185	19,911	38,770

Total Comprehensive income	126,227	95,884	150,420	185,624

Comprehensive income attributable to
the noncontrolling interests	6,053	(1)	(187)	(26)
Comprehensive income attributable to
DENTSPLY International	$120,174	$95,885	$150,607	$185,650

During the quarter ended June 30, 2009, foreign currency translation adjustments included currency translation gains of $101.7 million and losses of $4.3 million on the Company’s loans designated as hedges of net investments. During the quarter ended June 30, 2008, foreign currency translation adjustments included currency translation losses of $8.8 million partially offset by gains of $5.9 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2009, foreign currency translation adjustments included currency translation gains of $5.4 million and gains of $5.6 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2008, foreign currency translation adjustments included currency translation gains of $108.1 million and losses of $10.3 million on the Company’s loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in accumulated other comprehensive income in the consolidated balance sheets are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Foreign currency translation adjustments	$179,457	$169,550
Unrecognized losses and prior service cost, net	(28,971)	(30,098)
Net loss on derivative financial instruments	(92,209)	(99,840)
	$58,277	$39,612

The cumulative foreign currency translation adjustments included translation gains of $282.6 million and $278.1 million as of June 30, 2009 and December 31, 2008, respectively, offset by losses of $103.1 million and $108.5 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(in thousands, except per share amounts)
Basic Earnings Per Common Share Computation
Net income attributable to DENTSPLY International	$70,199	$78,648	$131,942	$146,828
Common shares outstanding	148,577	148,851	148,546	149,394

Earnings per common share - basic	$0.47	$0.53	$0.89	$0.98

Diluted Earnings Per Common Share Computation
Net income attributable to DENTSPLY International	$70,199	$78,648	$131,942	$146,828
Common shares outstanding	148,577	148,851	148,546	149,394
Incremental shares from assumed exercise
of dilutive options	1,480	2,939	1,276	2,977
Total shares	150,057	151,790	149,822	152,371

Earnings per common share - diluted	$0.47	$0.52	$0.88	$0.96

Options to purchase 4.6 million and 7.8 million shares of common stock that were outstanding during the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive shares during the three and six months ended June 30, 2008, were 1.3 million and 1.4 million, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

During the first six months of 2009, the Company paid $3.0 million, net of cash acquired, primarily related to a payment for an additional purchase price related to an acquisition completed in 2007. The payment was related to provisions in the purchase agreement that allow for additional payments based on the post closing performance of the individual business.

NOTE 6 - SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS 131"), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosing information about reportable segments in financial statements. The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended June 30, 2009 and 2008.

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

In January 2009, the Company moved several locations between segments which resulted in a change to the management structure and helped the Company gain operating efficiencies and effectiveness. The segment information below reflects this revised structure for all periods shown.

United States, Germany, and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales and distribution for certain small equipment and chairside consumable products in the United States, Germany, and certain other European regions. It also has responsibility for the sales and distribution of certain Endodontic products in Germany.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for certain small equipment, chairside consumable products, certain laboratory products and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in Italy, Asia and Australia. This business group also includes the responsibility for sales and distribution for certain laboratory products, implants products and bone substitution/grafting materials for Austria. It also is responsible for sales and distribution for certain small equipment and chairside consumable products, certain laboratory products, implant products and bone substation/grafting materials in certain other European countries. In addition this business group also includes the manufacturing and sale of Orthodontic products and certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for sales and distribution Company Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. In addition, this business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the sales and distribution of implants in Brazil. This business group is also responsible for manufacture and sale certain products in the Company’s non-dental business.

Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, sales and distribution for most laboratory products, excluding certain countries mentioned previously, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States; Italy, Austria, and certain other Eastern European countries; Asia; and Australia. This business group is also responsible for most of the Company’s non-dental business.

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

The following tables set forth information about the Company’s operating groups for the three and six months ended June 30, 2009 and 2008:

Third Party Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$139,600	$124,509	$264,512	$245,064
France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	114,512	130,372	215,317	242,587
Canada/Latin America/Endodontics/
Orthodontics	157,306	168,551	301,986	322,349
Dental Laboratory Business/
Implants/Non-Dental	142,180	172,335	279,521	347,792
All Other (a)	(382)	(920)	(1,171)	(2,163)
Total	$553,216	$594,847	$1,060,165	$1,155,629

Third Part Net sales, excluding precious metal content

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$139,600	$124,509	$264,512	$245,064
France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	105,343	121,986	198,420	225,900
Canada/Latin America/Endodontics/
Orthodontics	156,557	167,546	300,596	320,442
Dental Laboratory Business/
Implants/Non-Dental	110,793	129,152	215,204	249,278
All Other (a)	(382)	(920)	(1,171)	(2,163)
Total excluding Precious Metal Content	511,911	542,273	977,561	1,038,521
Precious Metal Content	41,305	52,574	82,604	117,108
Total including Precious Metal Content	$553,216	$594,847	$1,060,165	$1,155,629

(a) Includes: amounts recorded at Corporate headquarters.

Inter-segment Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$23,649	$34,278	$46,729	$64,715
France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	3,063	4,601	6,447	8,816
Canada/Latin America/Endodontics/
Orthodontics	24,219	29,720	52,817	54,828
Dental Laboratory Business/
Implants/Non-Dental	25,544	29,255	49,926	56,947
All Other (a)	43,021	49,310	81,347	95,674
Eliminations	(119,496)	(147,164)	(237,266)	(280,980)
Total	$-	$-	$-	$-

Segment Operating Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$42,824	$44,820	$76,746	$87,948
France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	4,185	5,550	6,894	7,559
Canada/Latin America/Endodontics/
Orthodontics	45,467	55,061	95,525	106,340
Dental Laboratory Business/
Implants/Non-Dental	24,374	35,084	46,821	66,802
All Other (b)	(15,017)	(25,896)	(36,412)	(52,789)
Segment Operating Income	101,833	114,619	189,574	215,860

Reconciling Items:
Restructuring, impairments and other costs	(3,125)	(1,458)	(4,695)	(1,662)
Interest expense	(5,268)	(7,901)	(11,421)	(16,153)
Interest income	1,512	4,685	3,468	9,895
Other income (expense), net	68	51	(846)	(3,071)
Income before income taxes	$95,020	$109,996	$176,080	$204,869

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	June 30,	December 31,
	2009	2008
	(in thousands)

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$569,154	$556,125
France, U.K., Italy, and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	376,651	385,050
Canada/Latin America/Endodontics/
Orthodontics	777,787	763,479
Dental Laboratory Business/
Implants/Non-Dental	959,503	942,504
All Other (a)	215,384	183,242
Total	$2,898,479	$2,830,400

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At June 30, 2009 and December 31, 2008, the cost of $9.1 million, or 2.9%, and $9.6 million, or 3.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $30.9 million and $28.4 million as of June 30, 2009 and December 31, 2008, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2009 and December 31, 2008 by $3.5 million at both dates.

Inventories, net of inventory valuation reserves, consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)

Finished goods	$187,907	$184,226
Work-in-process	54,067	58,123
Raw materials and supplies	67,457	63,776
	$309,431	$306,125

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2009 and June 30, 2008, respectively:

Defined Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$2,061	$1,610	$4,067	$3,416
Interest cost	1,979	2,187	3,898	4,435
Expected return on plan assets	(981)	(1,207)	(1,939)	(2,365)
Amortization of transition obligation	59	63	116	124
Amortization of prior service cost	35	43	69	89
Amortization of net loss	415	(11)	818	62

Net periodic benefit cost	$3,568	$2,685	$7,029	$5,761

Other Postretirement Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$14	$13	$27	$25
Interest cost	155	157	311	313
Expected return on plan assets	-	-	-	-
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net loss	51	37	101	74

Net periodic benefit cost	$220	$207	$439	$412

The following sets forth the information related to the funding of the Company’s benefit plans for 2009:

	Pension	Other Postretirement
	Benefits	Benefits
	(in thousands)
Actual, June 30, 2009	$4,078	$328
Projected for the remainder of the year	4,319	757
Total for year	$8,397	$1,085

NOTE 9 – RESTRUCTURING, IMPAIRMENTS AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2009, the Company recorded restructuring costs of $3.1 million and $4.3 million, respectively. During the three and six months ended June 30, 2008, the Company recorded restructuring costs of $0.6 million and $0.8 million, respectively. These costs are recorded in “Restructuring, impairments and other costs in the income statement” and the associated liabilities are recorded in accrued liabilities and other non-current liabilities in the consolidated condensed balance sheet. These costs consist of employee severance benefits, payments due under operating contracts and other restructuring costs.

During 2009, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of June 30 2009, the Company’s restructuring accruals were as follows:

	Severance
	2007 and
	Prior Plans	2008 Plans	2009 Plans	Total
	(in thousands)
Balance, December 31, 2008	$664	$2,806	$-	$3,470
Provisions and adjustments	(132)	2,402	1,497	3,767
Amounts applied	(86)	-	(893)	(979)
Balance, June 30, 2009	$446	$5,208	$604	$6,258

	Lease/contract terminations
	2007 and
	Prior Plans	Total
	(in thousands)
Balance, December 31, 2008	$1,271	$1,271
Provisions and adjustments	50	50
Amounts applied	(82)	(82)
Balance, June 30, 2009	$1,239	$1,239

	Other restructuring costs
	2007 and
	Prior Plans	2008 Plans	Total
	(in thousands)
Balance, December 31, 2008	$108	$56	$164
Provisions and adjustments	101	421	522
Amounts applied	(97)	(449)	(546)
Balance, June 30, 2009	$112	$28	$140

		December 31,	Provisions and	Amounts	June 30,
		2008	Adjustments	applied	2009
		(in thousands)
(1)	United States, Germany, and Certain
	Other European Regions
	Consumable Businesses	$1,286	$325	$(325)	$1,286
(2)	France, U.K., Italy, and Certain
	Other European Countries, CIS, Middle	190	222	(315)	97
	East, Africa, Pacific Rim Businesses
(3)	Canada/Latin America/
	Endodontics/Orthodontics	178	287	(427)	38
(4)	Dental Laboratory Business/
	Implants/Non-Dental	3,251	3,280	(315)	6,216
	All Other (a)	-	225	(225)	-
		$4,905	$4,339	$(1,607)	$7,637

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Impairments and Other Costs

Other costs of $0.4 million for the six months ended June 30, 2009 included costs primarily related to impairments of long-term assets and legal matters. A legal settlement in the amount of $0.9 million was recorded for the three months and six months ended June 30, 2008. These other costs are reflected in “Restructuring, impairments and other costs” in the income statement. Legal settlements are further discussed in Note 14, Commitments and Contingencies.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rate debt. As of June 30, 2009, the Company has three groups of significant variable rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed rate of 1.6% for a term of ten years, ending in March 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed rate of 4.2% for a term of seven years, ending in March 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed rate of 3.9% for a term of two years, ending March 2010. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At June 30, 2009, the Company had swaps in place to purchase 1,365 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,331 per troy ounce. In addition, the Company had swaps in place to purchase 127,851 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $14 per troy ounce.

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying three month Swiss franc Libor and receiving three month U.S. dollar Libor on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358.0 million paying three month Euro Libor and receiving three month U.S. dollar Libor on $419.7 million. In the first quarter of 2009, the Company terminated Swiss francs 57.5 million cross currency swap at a fair value of zero. In the second quarter of 2009, the Company amended certain of its Swiss franc and Euro cross currency interest rate swaps to extend their maturity dates for an additional three years. Specifically, a total of Swiss francs 300 million have been extended to March and April of 2013 and a total of Euro 100 million have been extended to December 2013. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay)/ receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of June 30, 2009, the estimated net fair values of the swap agreements were negative $139.5 million, which are recorded in accumulated other comprehensive income, net of tax effects, accrued liabilities and other noncurrent liabilities.

At June 30, 2009, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. At June 30, 2009 and 2008, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $93.3 million and $190.1 million, respectively, which are included in accumulated other comprehensive income, net of tax effects.

The tables below summarize the Company’s derivatives at June 30, 2009. The fair value of all derivatives is based on quarter-end currency rates.

	Notional Amounts		Fair Value Asset (Liability)
Foreign Exchange Forward Contracts	2009	2010	2009
	(in thousands)

Forward sale, 11.7 million Australian dollars	$9,289	$158	$(8)
Forward purchase, 6.6 million British pounds	(10,069)	(754)	749
Forward sale, 16.3 million Canadian dollars	13,486	563	(543)
Forward purchase, 42.0 million Swiss francs	(38,695)	-	342
Forward sale, 5.6 million Danish Krone	1,061	-	8
Forward purchase, 7.5 million Euros	(10,491)	-	304
Forward purchase, 0.6 billion Japanese yen	(5,812)	(721)	436
Forward sale, 88.5 million Mexican Pesos	6,718	-	(81)
Forward sale, 13.2 million Taiwanese dollars	402	-	(1)

Total Foreign Exchange Forward Contracts	$(34,111)	$(754)	$1,206

	Notional Amount					Fair Value Asset
Interest Rate Swaps	2009	2010	2011	2012	2013 and Beyond	(Liability) 2009
	(in thousands)

Euro	$703	$2,015	$1,327	$1,327	$5,638	$(805)
Japanese yen	-	-	-	130,334	-	(3,075)
Swiss francs	-	-	-	59,905	-	(4,971)
US dollars	-	150,000	-	-	-	(2,630)
Total Interest Rate Swaps	$703	$152,015	$1,327	$191,566	$5,638	$(11,481)

	Notional Amount					Fair Value Asset
Cross Currency Basis Swaps	2009	2010	2011	2012	2013 and Beyond	(Liability) 2009
	(in thousands)

Swiss franc 592.5 million @
1.14 pay CHF 3mo. Libor
rec. USD 3mo. Libor	$-	$143,312	$74,098	$52,164	$276,486	$(57,312)
Euros 358.0 million @ $1.18
pay EUR 3mo. Libor rec.
USD 3mo. Libor	-	362,412	-	-	140,479	(82,210)
Total Cross Currency
Basis Swaps	$-	$505,724	$74,098	$52,164	$416,965	$(139,522)

	Notional Amount					Fair Value Asset
Commodity Contracts	2009	2010	2011	2012	2013 and Beyond	(Liability)2009
	(in thousands)

Silver Swap - U.S. dollar	$(1,424)	$(362)	$-	$-	$-	$18
Platinum Swap - U.S. dollar	(1,284)	(340)	-	-	-	(191)
Total Commodity
Contracts	$(2,708)	$(702)	$-	$-	$-	$(173)

         As of June 30, 2009, $3.8 million of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables below summarize the fair value and balance sheet location of the Company’s derivatives:

	Balance Sheet	June 30,
Asset Derivatives Designated as Hedging Instruments	Classification	2009
		(in thousands)

Foreign exchange contracts	Other current assets (1)	$1,048
Foreign exchange contracts	Other noncurrent assets, net	73
Commodity contracts	Other current assets (1)	18
Total Asset Derivatives Designated as Hedging Instruments		$1,139

Asset Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets (1)	$921

Total asset derivatives		$2,060

	Balance Sheet	June 30,
Liability Derivatives Designated as Hedging Instruments	Classification	2009
		(in thousands)

Interest rate contracts	Accrued liabilities	$7,087
Interest rate contracts	Other noncurrent liabilities	3,590
Foreign exchange contracts	Accrued liabilities	644
Foreign exchange contracts	Other noncurrent liabilities	16
Commodity contracts	Accrued liabilities	191
Cross currency interest rate swaps	Accrued liabilities	17,497
Cross currency interest rate swaps	Other noncurrent liabilities	122,025
Total liability derivatives designated as hedging instruments		$151,050

Liability Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other noncurrent liabilities	$805
Foreign exchange contracts	Accrued liabilities	176
Total liability derivatives not designated as hedging instruments		$981

Total liability derivatives		$152,031

(1) Reported on the Consolidated Condensed Balance Sheet as “Prepaid expenses and other current assets.”

The following tables summarize the income statement impact of the Company’s cash flow hedges:

	Three Months Ended June 30, 2009
Derivatives in SFAS 133 Cash Flow			(Gain) Loss
Hedging Relationships		Income Statement	Reclassified from
(in thousands)	Gain in OCI (1)	Classification	AOCI into income (2)
Interest rate contracts	$(2,068)	Interest expense	$1,892
Foreign exchange contracts	(468)	Cost of products sold	(310)
Foreign exchange contracts	755	SG&A expenses	(115)
Commodity contracts	262	Cost of products sold	375
Total	$(1,519)		$1,842

	Six Months Ended June 30, 2009
Derivatives in SFAS 133 Cash Flow			(Gain) Loss
Hedging Relationships		Income Statement	Reclassified from
(in thousands)	Gain in OCI (1)	Classification	AOCI into income (2)
Interest rate contracts	$(1,373)	Interest expense	$3,342
Foreign exchange contracts	(258)	Cost of products sold	(1,407)
Foreign exchange contracts	880	SG&A expenses	(194)
Commodity contracts	1,122	Cost of products sold	904
Total	$371		$2,645

		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives in SFAS 133 Cash Flow		(Gain) Loss	(Gain) Loss
Hedging Relationships	Income Statement	Recognized	Recognized
(in thousands)	Classification	in Income (3)	in Income (3)
Interest rate contracts	Other expense, net	$87	$102
Foreign exchange contracts	Interest expense	105	181
Foreign exchange contracts	Interest expense	6	48
Commodity contracts	Interest expense	12	29
Total		$210	$360

Three Months Ended June 30, 2009
Derivatives in SFAS 133 Net Investment			(Gain) Loss
Hedging Relationships	Gain in	Income Statement	Recognized
(in thousands)	OCI (1)	Classification	in Income (3)
Cross currency interest rate swaps	$(27,869)	Interest income	$(634)
Cross currency interest rate swaps	(29,301)	Interest expense	831
Total	$(57,170)		$197

Six Months Ended June 30, 2009
Derivatives in SFAS 133 Net Investment			(Gain) Loss
Hedging Relationships	Gain in	Income Statement	Recognized
(in thousands)	OCI (1)	Classification	in Income (3)
Cross currency interest rate swaps	$12,914	Interest income	$(1,213)
Cross currency interest rate swaps	(3,529)	Interest expense	2,443
Total	$9,385		$1,230

(1) Amount of gain reported in OCI, effective portion.

(2) Amount of (gain) or loss reclassed from Accumulated Other Comprehensive Income (“AOCI”) into income, effective portion only.

(3) Amount of loss recognized in income, ineffective portion and amount excluded from effectiveness testing

Derivatives Not Designated as Hedging		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Instruments under SFAS 133 Hedging		(Gain) Loss	(Gain) Loss
Relationships	Income Statement	Recognized in	Recognized in
(in thousands)	Classification	Income	Income
Foreign exchange contracts	Other expense, net	$(731)	$15,913
Interest rate contracts	Other expense, net	-	2
Interest rate contracts	Interest expense	10	266
		$(721)	$16,181

        Amounts recorded in accumulated other comprehensive income related to cash flow hedging instruments follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, net of tax)
Beginning balance	$(6,268)	$(2,843)	$(7,874)	$(1,573)

Changes in fair value of derivatives	(830)	3,510	354	2,033
Reclassifications to earnings from equity	1,093	(322)	1,515	(115)
Total activity	263	3,188	1,869	1,918

Ending balance	$(6,005)	$345	$(6,005)	$345

Amounts recorded in accumulated other comprehensive income related to hedges of net investments in foreign operations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, net of tax)
Beginning balance	$42,692	$179,947	$77,585	$156,790

Foreign currency translation adjustment	89,998	(8,785)	4,512	108,087
Changes in fair value of:
foreign currency debt	(4,314)	5,933	5,414	(10,240)
derivative hedge instruments	(35,103)	12,979	5,762	(64,563)
Total activity	50,581	10,127	15,688	33,284

Ending balance	$93,273	$190,074	$93,273	$190,074

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

       The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Other noncurrent liabilities,” and “Accrued liabilities.” As required by SFAS 157, financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market funds	$251,871	$251,871	$-	$-
Commodity forward purchase contracts	18	-	18	-
Foreign exchange forward contracts	2,042	-	2,042	-
Total assets	$253,931	$251,871	$2,060	$-

Liabilities
Interest rate swaps	$11,482	$-	$11,482	$-
Commodity forward purchase contracts	191	-	191	-
Cross currency interest rate swaps	139,522	-	139,522	-
Foreign exchange forward contracts	836		836
Total liabilities	$152,031	$-	$152,031	$-

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market funds	$203,991	$203,991	$-	$-
Interest Rate Swaps	2	-	2	-
Foreign exchange forward contracts	2,053	-	2,053	-
Total assets	$206,046	$203,991	$2,055	$-

Liabilities
Interest rate swaps	$12,529	$-	$12,529	$-
Commodity forward purchase contracts	1,931	-	1,931	-
Cross currency interest rate swaps	148,935	-	148,935	-
Total liabilities	$163,395	$-	$163,395	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity forward purchase contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 10 Financial Instruments and Derivatives.

NOTE 12 – UNCERTAINTIES IN INCOME TAXES

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

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $0.8 million. A favorable unrecognized tax benefit of approximately $6.7 million could occur as a result of final settlement and resolution of outstanding tax matters in foreign jurisdictions during the next twelve months.

NOTE 13 - FINANCING ARRANGEMENTS

In the second quarter of 2009, the Company’s U.S. dollar denominated private placement note, U.S. dollar commercial paper facility, and multi-currency revolving credit agreement were classified as short-term liabilities as they mature within the next twelve months. Notes payable and current portion of long-term debt, as classified on the condensed consolidated balance sheets, amounted to $273.9 million and $25.8 million at June 30, 2009 and December 31, 2008, respectively.

The Company estimates the fair value and carrying value of its total debt was $419.9 million as of June 30, 2009. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

 NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2009, a reasonable estimate of a range of loss related to current litigation cannot be made.

Purchase Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. These commitments may have a significant impact on levels of inventory maintained by the Company.

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

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales and inventory levels in a given period. Due to the current economic conditions, the overall dental market has been negatively impacted by inventory reductions in its distribution channels, particularly in certain emerging market regions.

Due to the international nature of DENTSPLY’s business, movements in global foreign exchange rates may impact the statement of income. With approximately 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are significantly impacted by the strengthening or weakening of the U.S. dollar against other currencies. As discussed further under regional sales and the segment descriptions, the Company was negatively impacted by the movements in currencies.

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

      The Company has always maintained its focus on minimizing costs and achieving operational efficiencies. In response to the recent credit crisis and the recessionary economic conditions, management is concentrating on cost containment that focuses the business on creating and maintaining operational and financial flexibility through control of operating costs. Management will continue to evaluate the consolidation of operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and offset areas of rising costs such as energy, employee benefits, and regulatory oversight and compliance.

  The Company initiated several restructuring plans that included global headcount reductions and business consolidations and reorganizations in late 2008 and the first half of 2009. The Company will begin to realize the cost savings associated with these restructuring plans in 2009 and expects to realize the full cost savings associated with these restructuring plans in 2010. (See also Note 9, Restructuring, Impairments and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements.)

RESULTS OF CONTINUING OPERATIONS, QUARTER ENDED JUNE 30, 2009 COMPARED TO QUARTER ENDED JUNE 30, 2008

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

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$553.2	$594.8	$(41.6)	(7.0%)
Precious metal content of sales	(41.3)	(52.5)	11.2	(21.3%)
Net sales, excluding precious metal content	$511.9	$542.3	$(30.4)	(5.6%)

Net sales, excluding precious metal content, for the three months ended June 30, 2009, were $511.9 million, 5.6% lower than the prior year second quarter. The change in net sales, excluding precious metal content, was driven by currency translation, which reduced sales by 6.1%, partially offset by 0.5% growth on a constant currency basis. The constant currency sales growth was comprised of acquisition growth of 4.4%, partially offset by internal growth of  negative 3.9%. Excluding the non-dental business, sales grew on a constant currency basis by 1.2%. Internal growth was negative 3.1% for the dental business, which was negatively impacted by weaker demand in 2009, dealer inventory reductions in certain geographies outside the U.S., dealer inventory reductions in the U.S. laboratory business, and lower sales of dental laboratory equipment. Internal growth was also negatively impacted by the timing of the Easter holiday.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, decreased 2.1% in the United States in the second quarter on a constant currency basis, including 1.1% acquisition growth and internal growth of  negative 3.2%. The lower sales growth was primarily driven by significantly lower sales in the non-dental business, dealer inventory reductions, and lower sales in the dental laboratory business, in particular, dental laboratory equipment. The dental consumables businesses and the dental specialties businesses in aggregate were flat.

Europe

Net sales, excluding precious metal content, in Europe improved by 0.9% on a constant currency basis. The Company experienced positive constant currency growth in the dental specialty and dental consumable businesses primarily related to acquisitions completed in 2008. Internal growth decreased 6.6% primarily due to significant sales reductions in Eastern Europe, which was affected by unfavorable foreign exchange movements and customer liquidity constraints. The more developed European countries were down slightly due to the timing of the holiday schedule and lower sales in dental laboratory equipment.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 4.2% on a constant currency basis. Internal growth was flat. The Company experienced solid internal growth in the dental specialty businesses offset by continued softness in all other businesses.

Gross Profit

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Gross Profit	$287.0	$315.5	$(28.5)	(9.0%)
Gross Profit as a percentage of net
sales, including precious metal content	51.9%	53.0%
Gross Profit as a percentage of net
sales, excluding precious metal content	56.1%	58.2%

The 2.1% decrease in gross profit as a percentage of net sales, excluding precious metal content, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to unfavorable movements in exchange rates, acquisition related activities, lower production volumes, and unfavorable geographic and product mix.

Operating Expenses

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Selling, general and administrative expenses (“SG&A”)	$185.1	$200.9	$(15.8)	(7.9%)
Restructuring, impairments and other costs	$3.1	$1.5	$1.6	NM

SG&A as a percentage of net
sales, including precious metal content	33.5%	33.8%
SG&A as a percentage of net
sales, excluding precious metal content	36.2%	37.1%

SG&A Expenses

SG&A expenses, measured against sales, excluding precious metal content, decreased to 36.2% in 2009 from 37.1% in 2008. The decrease is primarily related to cost containment efforts and the impact of a stronger average U.S. dollar were offset partially by acquisitions completed in 2008, which generally have a higher SG&A as a percentage of net sales, excluding precious metal content, than our base business.

Restructuring, Impairments and Other Costs, Net

During the three months ended June 30, 2009, the Company recorded restructuring, impairments and other costs of $3.1 million. These costs are related to new and ongoing restructuring plans to reduce operational costs through consolidation of facilities, global headcount reductions and business re-organizations. (See also Note 9, Restructuring, Impairments and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Expense and Income, Net

	Three Months Ended
	June 30,
	2009	2008	$ Change
		(in millions)
Net interest expense	$3.8	$3.2	$0.6
Other (income)	(0.1)	(0.0)	(0.1)
Net interest and other expense	$3.7	$3.2	$0.5

Net Interest Expense

The change in net interest expense in 2009 compared to 2008, for the three months ended June 30, was mainly the result of a $1.8 million reduction to net interest expense in 2008 related to the adoption of SFAS 157, “Fair Value Measurements.” Net interest was also impacted in the second quarter of 2009 from the significantly lower Euro interest rates and lower average debt balances combined with stronger U.S. dollar average exchange rates. Interest income decreased $3.2 million from both the SFAS 157 adjustment last year and from the lower interest rates on Euro investment balances, which were 360 basis points lower in the current year than the prior year. In addition, the U.S. dollar was stronger against the Euro. Interest expense decreased $2.6 million on lower average debt and interest rates.

Other Expense, Net

Other expense in the 2009 period included approximately $0.2 million of currency transaction gains and $0.1 million of other non-operating costs. The 2008 period included $0.4 million of currency transaction gains and $0.4 million of other non-operating costs.

Income Taxes and Net Income

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions, except per share data)
Income tax rates	25.7%	28.5%
Net income attributable to DENTSPLY International	$70.2	$78.6	$(8.4)	(10.7%)
Earnings per common share:
- Diluted	$0.47	$0.52

The Company’s effective tax rate for the three months ended June 30, 2009 decreased to 25.7% from 28.5% for the same period in 2008. This decrease primarily relates to the benefits from a European legal entity restructuring that occurred in 2008.

For the period ending June 30, 2009, net income attributable to DENTSPLY International decreased $8.4 million, or  negative 10.7%, to $70.2 million. Fully diluted earnings per share were $0.47 in the second quarter 2009, a decrease of  9.6% from $0.52 in the second quarter 2008. Net income attributable to DENTSPLY International for the second quarter of 2009 included acquisition related activity, net of tax and non-controlling interest, of $0.5 million or $0.00 per diluted share, restructuring, impairments and other costs, net of tax and non-controlling interest, of $2.2 million or $0.01 per diluted share, a net tax reduction of $0.2 million due to tax related adjustments, and favorable rounding of $0.01. Net income for the second quarter of 2008, included restructuring, impairments and other costs, net of tax, of $1.0 million, or $0.01 per diluted share, an after tax impact from provisions of SFAS 157 adjustment of $1.1 million, or $0.01 per diluted share and a net tax reduction of $1.0 million due to tax related adjustments.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$139.6	$124.5	$15.1	12.1%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$105.3	$122.0	$(16.7)	(13.7%)

Canada/Latin America/Endodontics/
Orthodontics	$156.6	$167.5	$(10.9)	(6.5%)

Dental Laboratory Business/
Implants/Non-Dental	$110.8	$129.2	$(18.4)	(14.2%)

Segment Operating Income
	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$42.8	$44.8	$(2.0)	(4.5%)

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$4.2	$5.6	$(1.4)	(25.0%)

Canada/Latin America/Endodontics/
Orthodontics	$45.5	$55.1	$(9.6)	(17.4%)

Dental Laboratory Business/
Implants/Non-Dental	$24.4	$35.1	$(10.7)	(30.5%)

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 12.1% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. On a constant currency basis, sales increased 14.7%. The increase was largely the result of an acquisition completed in 2008, partially offset by currency translation and the timing of the holiday schedule.

Operating income decreased $2.0 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Operating income was negatively affected by currency translation and production volumes. In addition, the decrease was partially attributable to the roll-off of inventory step-up related to an acquisition completed in late 2008.

France, United Kingdom, Italy, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, decreased 13.7% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of negative currency translation. On a constant currency basis, sales decreased  5.3% primarily related to softer sales in certain emerging markets and the timing of the holiday schedule.

Operating income decreased $1.4 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, driven primarily by lower sales.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased 6.5% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of negative currency translation. On a constant currency basis, sales decreased 1.0% due to lower sales in Canada, Latin America and Endodontics partially offset by growth in Orthodontics. These sales were also negatively impacted by the timing of the holiday schedule.

Operating income decreased $9.6 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was driven primarily by the negative impact of currency translation and lower sales and production volumes.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased 14.2% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, which includes the negative impact of currency translation and negative internal growth, partially offset by the positive impact from acquisitions completed in 2008. On a constant currency basis, sales decreased 6.2% due to a soft economy, significant lower sales in the non-dental business, dealer inventory reductions, softer dental laboratory equipment sales and the timing of the holiday schedule.

Operating income decreased $10.7 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was driven primarily by lower sales and production volumes and the negative impact of currency translation.

RESULTS OF CONTINUING OPERATIONS, SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$1,060.2	$1,155.6	$(95.4)	(8.3%)
Precious metal content of sales	(82.6)	(117.1)	34.5	(29.5%)
Net sales, excluding precious metal content	$977.6	$1,038.5	$(60.9)	(5.9%)

Net sales, excluding precious metal content, for the six months ended June 30, 2009, were $977.6 million,  5.9% lower than the prior year. The change in net sales was driven by currency translation, which reduced sales by 6.5%, partially offset by 0.6% growth on a constant currency basis. The constant currency sales growth was comprised of acquisition growth of 4.4%, partially offset by a decrease in internal growth of 3.8%. Excluding the non-dental business, sales grew on a constant currency basis by 1.3%.  Excluding the non-dental business,  internal growth of negative 3.0% was impacted not only by the softer dental market but also by dealer inventory reductions.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, decreased 2.4% in the United States on a constant currency basis, including 1.1% acquisition growth and internal growth of  negative 3.5%. The lower sales were driven by continued softness in the economy, significant lower sales in the non-dental business, and dealer inventory reductions.

Europe

Net sales, excluding precious metal content, in Europe improved by 2.6% on a constant currency basis driven by acquisitions completed in 2008. Internal growth decreased 5.0%, primarily due to the significant decline in the non-dental business and significant sales reductions in Eastern Europe, which was affected by unfavorable foreign exchange movements and customer liquidity constraints partially offset by the dental specialty and dental consumables businesses in the more developed European countries.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 2.0% on a constant currency basis. Internal growth decreased 1.9%. The Company experienced positive internal growth in the dental specialty businesses offset by continued softness and some dealer inventory reductions in all other businesses.

Gross Profit

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Gross Profit	$553.9	$600.7	$(46.8)	(7.8%)
Gross Profit as a percentage of net
sales, including precious metal content	52.2%	52.0%
Gross Profit as a percentage of net
sales, excluding precious metal content	56.7%	57.8%

The 1.1% decrease in gross profit as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due to unfavorable movements in exchange rates, lower production volumes, acquisition related activities, and unfavorable geographic and product mix.

Operating Expenses

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
Selling, general and administrative expenses ("SG&A")	$364.4	$384.9	$(20.5)	(5.3%)
Restructuring, impairments and other costs	$4.7	$1.7	$3.0	NM

SG&A as a percentage of net
sales, including precious metal content	34.4%	33.3%
SG&A as a percentage of net
sales, excluding precious metal content	37.3%	37.1%

SG&A Expenses

SG&A expenses, measured against sales, excluding precious metal content, increased by 0.2% to 37.3%. The Company’s cost containment efforts and the impact of a stronger average U.S. dollar were offset by costs associated with the biennial International Dental Show and recent acquisitions, which generally have a higher SG&A as a percentage of net sales, excluding precious metal content, than our base business.

Restructuring, Impairment and Other Costs, Net

During the six months ended June 30, 2009, the Company recorded restructuring, impairments and other costs of $4.7 million. These costs are related to new and ongoing restructuring plans to reduce operational costs through consolidation of facilities, global headcount reductions and business re-organizations. (See also Note 9, Restructuring, Impairments and Other Costs, to the Unaudited Interim Consolidated Condensed Financial Statements).

Other Expense and Income, Net

	Six Months Ended
	June 30,
	2009	2008	$ Change
		(in millions)
Net interest expense	$8.0	$6.3	$1.7
Other expense, net	0.8	3.1	(2.3)
Net interest and other expense	$8.8	$9.4	$(0.6)

Net Interest Expense

The change in net interest expense in 2009 compared to 2008, for the six months ended June 30, was mainly the result of a $1.8 million reduction to net interest expense in 2008 related to the adoption of SFAS 157, “Fair Value Measurements.” Net interest was also impacted in the first half of 2009 from significantly lower Euro interest rates and lower average debt balances combined with stronger U.S. dollar average exchange rates. Interest income decreased $6.4 million from both the SFAS 157 adjustment last year and from the lower interest rates on Euro investment balances, which were 325 basis points lower in the current year than the prior year. In addition, the U.S. dollar was stronger against the Euro. Interest expense decreased $4.7 million on lower average debt and interest rates.

Other Expense, Net

Other expense in the 2009 period included approximately $0.4 million of currency transaction losses and $0.4 million of other non-operating costs. The 2008 period included $2.3 million of currency transaction losses and $0.8 million of other non-operating costs.

Income Taxes and Net Income

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions, except per share data)
Income tax rates	25.9%	28.3%
Net income attributable to DENTSPLY International	$131.9	$146.8	$(14.9)	(10.1%)
Earnings per common share:
- Diluted	$0.88	$0.96

The Company’s effective tax rate for the six months ended June 30, 2009 decreased to 25.9% from 28.3% for the same period in 2008. This decrease primarily relates to the benefits from a European legal entity restructuring that occurred in 2008.

For the period ending June 30, 2009, net income attributable to DENTSPLY International decreased $14.9 million, or  negative 10.1%, to $131.9 million. Fully diluted earnings per share were $0.88 in the first half of 2009, a decrease of  8.3% from $0.96 in the first half of 2008. Net income attributable to DENTSPLY International for the first half of 2009 included acquisition related activity, net of tax and non-controlling interest, of $1.6 million or $0.01 per diluted share, restructuring, impairments and other costs, net of tax and non-controlling interest, of $3.2 million or $0.02 per diluted share, a net tax reduction of $0.5 million due to tax related adjustments, and favorable rounding of $0.01. Net income for the first half of 2008, included restructuring, impairments and other costs, net of tax, of $1.0 million or $0.01 per diluted share and an after tax impact from provisions of SFAS 157 adjustment of $1.1 million, or $0.01 per diluted share.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$264.5	$245.1	$19.4	7.9%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$198.4	$225.9	$(27.5)	(12.2%)

Canada/Latin America/Endodontics/
Orthodontics	$300.6	$320.4	$(19.8)	(6.2%)

Dental Laboratory Business/
Implants/Non-Dental	$215.2	$249.3	$(34.1)	(13.7%)

Segment Operating Income
	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(in millions)
U.S., Germany, and Certain Other European
Regions Consumable Businesses	$76.7	$87.9	$(11.2)	(12.7%)

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$6.9	$7.6	$(0.7)	(9.2%)

Canada/Latin America/Endodontics/
Orthodontics	$95.5	$106.3	$(10.8)	(10.2%)

Dental Laboratory Business/
Implants/Non-Dental	$46.8	$66.8	$(20.0)	(29.9%)

United States, Germany, and Certain Other European Regions Consumable Businesses

        Net sales, excluding precious metal content, increased 7.9% during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. On a constant currency basis, sales increased 10.5%, which was driven by acquisition growth partially offset by negative internal growth due to dealer inventory reductions and the negative impact of currency translation.

        Operating income decreased $11.2 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Operating income was negatively affected by currency translation and production volumes. In addition, the decrease was partially attributable to the roll-off of inventory step-up related to an acquisition completed in late 2008.

France, United Kingdom, Italy, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, decreased 12.2% during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of negative currency translation. On a constant currency basis, sales decreased 3.0% due to dealer inventory reductions and reduced sales in Eastern Europe as a result of unfavorable foreign currency movements and customer liquidity constraints, partially offset by acquisitions and growth in the Pacific Rim businesses.

Operating income decreased $0.7 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, driven primarily by the negative impact of currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased 6.2% during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of currency translation. On a constant currency basis, sales were essentially flat.

Operating income decreased $10.8 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was driven primarily by the negative impact of currency translation and lower sales and production volumes.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased 13.7% during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, which includes the negative impact of currency translation and negative internal growth, partially offset by the positive impact from acquisitions completed in 2008. On a constant currency basis, sales decreased 5.4% due to the soft economy, significant lower sales in the non-dental business, dealer inventory reductions, softer dental laboratory equipment sales, partially offset by acquisitions completed in 2008.

Operating income decreased $20.0 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was driven primarily by lower sales and production volumes and the negative impact of currency translation.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Condensed Financial Statements, the Company adopted SFAS 141(R) and SFAS 160 on January 1, 2009. In the second quarter of 2009, the Company adopted SFAS 165 and FSP No. FAS 107-1.

There have been no other material changes to the Company’s disclosure in its 2008 Annual Report on Form 10-K/A filed May 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2009

Cash flow from operating activities during the six months ended June 30, 2009 was $115.4 million compared to $139.0 million during the same period of 2008. Net income decreased by $16.3 million to $130.5 million. The working capital impact on cash flow was a slight positive in the first six months of 2009 as compared to the prior year same period. Inventory and accounts receivable balances on a constant currency basis were positive contributors to the change in cash flow, while foreign exchange impacts resulted in higher absolute dollar balances and reported days in each category. Reductions in accounts payable and accruals largely offset the improvements from inventory.

Investing activities during the first six months of 2009 include capital expenditures of $25.0 million.

At June 30, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 377,101 shares for $9.8 million during the first six months of 2009 at an average price of $25.93. As of June 30, 2009, the Company held 14.2 million shares of treasury stock. The Company also received proceeds of $5.9 million as a result of the exercise of 459,048 stock options during the six months ended June 30, 2009.

The Company’s long-term borrowings decreased by a net of $31.3 million during the six months ended June 30, 2009. This change included net repayments of $19.8 million during the first six months and a decrease of $11.5 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2009, the Company’s ratio of long-term debt to total capitalization decreased to 7.8% compared to 21.2% at December 31, 2008. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $204.2 million to $251.9 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2009, the Company was in compliance with these covenants. The Company also has available an aggregate $250 million under a US dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility. The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $500 million with $59.9 million outstanding under the multi-currency facility and $36.6 million outstanding under the commercial paper facilities at June 30, 2009.

The Company’s debt instruments that are supported by the multi-currency revolving credit facility and a private placement note have been re-classified as current until the Company replaces the May 2010 maturing facility. Management’s intent is to replace the maturing facility, at least in part, by the end of this fiscal year.

The Company also has access to $67.8 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2009, $23.5 million is outstanding under these short-term lines of credit. At June 30, 2009, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $447.8 million.

At June 30, 2009, the Company held $88.2 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

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

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets,” which is an amendment to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 is effective for fiscal years beginning after November 15, 2009 and must be applied prospectively to new transfers of financial assets. The new standard eliminates the use of qualified special purpose entities, clarifies the derecognition criteria for a transfer accounted for as a sale, and expands the disclosure requirements among other things. The Company is currently evaluating the impact of adopting the new standard.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46 (R).” SFAS 167 is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new variable interest entities. The new standard significantly changes the consolidation model for variable interest entities. The Company is currently evaluating the impact of adopting the new standard.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification ™” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June 30, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended June 30, 2009, the Company had the following activity with respect to this repurchase program:

				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program
	(in thousands, except per share amounts)
April 1-30, 2009	-	$-	$-	2,744.7
May 1-31, 2009	100.0	28.91	2,891.2	2,835.0
June 1-30, 2009	77.1	28.84	2,223.5	2,833.6
	177.1	$28.88	$5,114.7

Item 4 - Submission of Matters to Vote of Security Holders

(a)	On May 12, 2009, the Company held its 2009 Annual Meeting of Shareholders.

(b)	The following matters were voted upon at the Annual Meeting, with the results indicated:

1.	Election of Class II Directors:

Nominee	Votes For	Votes Withheld
Wendy L. Dixon, Ph.D.	128,523.375	730,409
Leslie A. Jones	128,161,782	1,092,002
Bret W. Wise	126,522,589	2,731,195

2.

Proposal to ratify the appointment of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the financial statements of the Company and to audit the Company’s internal control over financial reporting for the year ending December 31, 2009:

Votes For:	128,751,192
Votes Against:	437,892
Abstentions:	64,700

Item 6 - Exhibits

31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

  101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	July 30, 2009
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	July 30, 2009
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer