Form 10-Q
period 2009-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-10-29
CIK 818479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 28, 2009, DENTSPLY International Inc. (the “Company”) had 148,503,212 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
	Consolidated Statement of Changes in Stockholders’ Equity	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2 -	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27

Item 3 -	Quantitative and Qualitative Disclosures
	About Market Risk	38

Item 4 -	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	39

Item 1A -	Risk Factors	39

Item 2 -	Unregistered Sales of Securities and Use of Proceeds	40

Item 4 -	Submission of Matters to a Vote of Security Holders	40

Item 6 -	Exhibits	40

Signatures	41

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$531,032	$529,953	$1,591,197	$1,685,582
Cost of products sold	258,051	249,770	764,276	804,670

Gross profit	272,981	280,183	826,921	880,912
Selling, general and administrative expenses	178,841	180,729	543,207	565,599
Restructuring, impairments and other costs (Note 9)	1,210	18,539	5,905	20,202

Operating income	92,930	80,915	277,809	295,111

Other income and expenses:
Interest expense	5,456	9,284	16,877	25,437
Interest income	(858)	(4,669)	(4,326)	(14,564)
Other expense, net	480	1,030	1,326	4,100

Income before income taxes	87,852	75,270	263,932	280,138
Provision for income taxes	19,999	9,204	65,570	67,219

Net income	67,853	66,066	198,362	212,919
Less: Net gain (loss) attributable
to the noncontrolling interests	370	19	(1,062)	45

Net income attributable to DENTSPLY International	$67,483	$66,047	$199,424	$212,874

Earnings per common share (Note 4):
-Basic	$0.45	$0.44	$1.34	$1.43
-Diluted	$0.45	$0.44	$1.33	$1.40

Cash dividends declared per common share	$0.050	$0.045	$0.150	$0.135

Weighted average common shares outstanding (Note 4):
-Basic	148,547	148,775	148,546	149,186
-Diluted	150,638	151,697	150,077	152,137

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)
	September 30,	December 31,
Assets	2009	2008
Current Assets:
Cash and cash equivalents	$333,368	$203,991
Short-term investments	37	258
Accounts and notes receivables-trade, net (Note 1)	356,976	319,260
Inventories, net (Note 7)	311,666	306,125
Prepaid expenses and other current assets	125,056	120,228
Total Current Assets	1,127,103	949,862

Property, plant and equipment, net	445,365	432,276
Identifiable intangible assets, net	119,344	103,718
Goodwill	1,308,824	1,277,026
Other noncurrent assets, net	66,473	67,518
Total Assets	$3,067,109	$2,830,400
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$98,125	$104,329
Accrued liabilities	230,265	193,660
Income taxes payable	34,896	36,178
Notes payable and current portion
of long-term debt (Note 13)	240,366	25,795
Total Current Liabilities	603,652	359,962

Long-term debt (Note 13)	154,842	423,679
Deferred income taxes	77,838	69,049
Other noncurrent liabilities	328,326	318,297
Total Liabilities	1,164,658	1,170,987
Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200 million shares authorized; 162.8 million shares issued at September 30, 2009 and December 31, 2008	1,628	1,628
Capital in excess of par value	195,781	187,154
Retained earnings	2,016,007	1,838,958
Accumulated other comprehensive income (Note 3)	95,139	39,612
Treasury stock, at cost, 14.3 million shares at September 30, 2009 and 14.2 million shares at December 31, 2008	(481,300)	(479,630)
Total DENTSPLY International Stockholders' Equity	1,827,255	1,587,722
Noncontrolling interests	75,196	71,691
Total Stockholders' Equity	1,902,451	1,659,413
Total Liabilities and Stockholders' Equity	$3,067,109	$2,830,400
See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$198,362	$212,919
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	40,118	36,697
Amortization	9,227	6,703
Deferred income taxes	9,655	25,245
Share-based compensation expense	14,778	12,748
Restructuring, impairments and other costs	5,905	20,202
Stock option income tax benefit	(2,921)	(3,575)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(23,166)	(45,344)
Inventories, net	10,670	(25,918)
Prepaid expenses and other current assets	248	(2,176)
Accounts payable	(9,699)	6,838
Accrued liabilities	(4,325)	9,026
Income tax payable	(546)	(5,636)
Other, net	(2,942)	(10,886)
Net cash provided by operating activities	245,364	236,843

Cash flows from investing activities:
Capital expenditures	(43,282)	(55,286)
Cash paid for acquisitions of businesses, net of cash acquired	(2,986)	(43,937)
Purchases of short-term investments	-	(154,568)
Liquidation of short-term investments	219	102,091
Expenditures for identifiable intangible assets	(128)	(2,201)
Proceeds from sale of property, plant and equipment, net	2,143	702
Net cash used in investing activities	(44,034)	(153,199)

Cash flows from financing activities:
Net change in short-term borrowings	(1,482)	1,033
Cash paid for treasury stock	(21,253)	(99,771)
Cash dividends paid	(22,383)	(20,231)
Proceeds from long-term borrowings	-	117,900
Payments on long-term borrowings	(57,150)	(205,613)
Proceeds from exercise of stock options	9,451	11,990
Excess tax benefits from share-based compensation	2,921	3,575
Net cash used in financing activities	(89,896)	(191,117)
Effect of exchange rate changes on cash and cash equivalents	17,943	(7,706)
Net increase (decrease) in cash and cash equivalents	129,377	(115,179)
Cash and cash equivalents at beginning of period	203,991	169,384
Cash and cash equivalents at end of period	$333,368	$54,205
See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(In thousands)
(unaudited)				Accumulated		Total DENTSPLY
		Capital in		Other		International	Non-	Total
	Common	Excess of	Retained	Comprehensive	Treasury	Stockholders'	controlling	Stockholders'
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2007	$ 1,628	$ 173,084	$ 1,582,683	$ 145,819	$(387,108)	$ 1,516,106	$ 296	$ 1,516,402
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	71,931	71,931
Comprehensive Income:
Net income	-	-	283,869	-	-	283,869	(599)	283,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(71,521)	-	(71,521)	63	(71,458)
Net loss on derivative financial instruments	-	-	-	(13,986)	-	(13,986)	-	(13,986)
Unrecognized losses and prior service cost, net	-	-	-	(20,700)	-	(20,700)	-	(20,700)
Comprehensive Income						177,662	(536)	177,126
Exercise of stock options	-	(7,268)	-	-	19,994	12,726	-	12,726
Tax benefit from stock options exercised	-	3,910	-	-	-	3,910	-	3,910
Share based compensation expense	-	17,290	-	-	-	17,290	-	17,290
Funding of Employee Stock Option Plan	-	62	-	-	118	180	-	180
Treasury shares purchased	-	-	-	-	(112,634)	(112,634)	-	(112,634)
RSU dividends	-	76	(76)	-	-	-	-	-
Cash dividends ($0.185 per share)	-	-	(27,518)	-	-	(27,518)	-	(27,518)
Balance at December 31, 2008	$ 1,628	$ 187,154	$ 1,838,958	$ 39,612	$(479,630)	$ 1,587,722	$ 71,691	$ 1,659,413
Comprehensive Income:
Net income	-	-	199,424	-	-	199,424	(1,062)	198,362
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	76,518	-	76,518	4,567	81,085
Net loss on derivative financial instruments	-	-	-	(21,422)	-	(21,422)	-	(21,422)
Unrecognized losses and prior service cost, net	-	-	-	431	-	431	-	431
Comprehensive Income						254,951	3,505	258,456
Exercise of stock options	-	(8,724)	-	-	18,175	9,451	-	9,451
Tax benefit from stock options exercised	-	2,921	-	-	-	2,921	-	2,921
Share based compensation expense	-	14,778	-	-	-	14,778	-	14,778
Funding of Employee Stock Option Plan	-	(61)	-	-	1,408	1,347	-	1,347
Adjustments from acquisitions	-	(388)	-	-	-	(388)	-	(388)
Treasury shares purchased	-	-	-	-	(21,253)	(21,253)	-	(21,253)
RSU dividends	-	101	(101)	-	-	-	-	-
Cash dividends ($0.15 per share)	-	-	(22,274)	-	-	(22,274)	-	(22,274)
Balance at September 30, 2009	$ 1,628	$195,781	$ 2,016,007	$ 95,139	$(481,300)	$ 1,827,255	$ 75,196	$ 1,902,451

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). The year-end condensed consolidating balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (the “Company”) on a consolidated basis and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s most recent Annual Report on Form 10-K/A for the year ended December 31, 2008.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Company, as applied in the interim condensed consolidated financial statements presented herein are substantially the same as presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, except as indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $21.8 million and $19.4 million at September 30, 2009 and December 31, 2008, respectively.

Business Acquisitions

During the first quarter of 2009, the Company adopted the new accounting guidance for business combinations. The new guidance establishes principles and requirements for transactions that represent business combinations to be accounted for under the acquisition method. It provides guidance regarding the recognition and measurement of assets acquired, liabilities assumed, goodwill, noncontrolling interest in the acquiree and financial statement disclosure requirements. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not impact the Company’s net income attributable to DENTSPLY International.

Noncontrolling Interests

On January 1, 2009, the Company adopted the new accounting guidance for reporting noncontrolling interest (“NCI”) in a subsidiary. As a result, the Company reported NCI as a separate component of Stockholders’ Equity in the Condensed Consolidated Balance Sheet. Additionally, the Company reported the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Condensed Consolidated Statement of Operations. The Company also included a separate column for NCI in the Consolidated Statement of Changes in Equity. All related disclosures have been adjusted accordingly. Prior year amounts associated with NCI in the financial statements and accompanied footnotes have been retrospectively adjusted to conform to the adoption. The implementation of this new standard did not impact the Company’s net income attributable to DENTSPLY International in the current or prior period.

Fair Value Measurement

   During the first quarter of 2009, the Company adopted the new guidance for fair value measurement. The new guidance changed the effective date for recognizing and disclosing the fair value for non-financial assets and liabilities except for items recognized or disclosed in the financial statements on a recurring basis. The implementation of this new guidance did not impact the Company’s financial statements in the current or prior periods. The new guidance also required additional disclosure about the fair value of financial instruments for interim reporting periods in addition to annual financial statements. The Company has disclosed the required information in Note 13, Financing Arrangements.

FASB Accounting Standards Codification

     In June 2009, the FASB issued The FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has updated all of its disclosures to be consistent with the Codification and has determined that the implementation of the Codification did not have a significant impact on its financial results.

Subsequent Events

    In May 2009, a new accounting guidance was issued for disclosures about subsequent events. The new guidance requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through October 29, 2009, which is the date the financial statements have been filed with the SEC.

Recent Accounting Pronouncements

 In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for disclosures about postretirement benefit plans (“the Plans”). The objective of this new guidance is to provide financial statement users additional information concerning the Plans’ investment policies and strategies and how allocation decisions are made. Additionally, disclosures are to be made concerning categories of the Plans’ assets, the valuation technique used in regard to the fair value measurement of the Plans’ assets and concentrations of risk within the Plans’ assets. The new guidance is effective for fiscal years ending after December 15, 2009 with early application permitted. The revised disclosures are not required to be applied to earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this standard on its disclosures.

In June 2009, the FASB issued new accounting guidance for the transfer of financial assets and the effects of a transfer on its financial position, financial performance and cash flows. The new guidance eliminates the use of qualified special purpose entities, clarifies the derecognition criteria for a transfer accounted for as a sale, and expands the disclosure requirements among other things. The new guidance is effective for fiscal years beginning after November 15, 2009 and must be applied prospectively to new transfers of financial assets. The Company believes this new guidance will not have a material impact on its financial statements.

In June 2009, the FASB issued new accounting guidance for variable interest entities. The new guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a variable interest entity (“VIE”), which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The new guidance is effective for annual reporting periods that begin after November 15, 2009 and applies to all existing and new VIEs. The Company is currently evaluating the impact of adopting this new guidance.

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

Stock options generally expire ten years after the date of grant under these plans and grants become exercisable, subject to a service condition, over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement. Restricted stock units vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. It is the Company’s practice to issue shares from treasury stock when options are exercised.

The Company continues to use the Black-Scholes option-pricing model to estimate the fair value of the non-qualified stock options. The assumptions used to calculate the fair value of the awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock based compensation expense and the tax related benefit for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Stock option expense	$3.1	$2.9	$9.0	$8.6
RSU expense	1.6	1.1	4.8	3.2
Total stock based compensation expense	$4.7	$4.0	$13.8	$11.8

Total related tax benefit	$1.4	$1.1	$4.0	$2.9

The remaining unamortized compensation cost related to non-qualified stock options is $16.3 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSUs is $10.5 million, which will be expensed over the remaining restricted period of the RSUs, or 1.5 years.

The following table reflects the non-qualified stock option transactions from December 31, 2008 through September 30, 2009:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2008	11,285	$26.75	$41,428	8,185	$24.71	$37,796
Granted	169	28.04
Exercised	(599)	15.77
Forfeited	(172)	32.24

September 30, 2009	10,683	$27.30	$88,845	7,652	$25.50	$72,450

The weighted average remaining contractual term of all outstanding options is 6.1 years and the weighted average remaining contractual term of exercisable options is 4.6 years.

The following table summarizes the unvested restricted stock unit and restricted stock unit dividend transactions from December 31, 2008 through September 30, 2009:

	Unvested Restricted Stock and Stock Dividend Units

		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2008	400	$36.11
Granted	298	26.39
Vested	(2)	26.23
Forfeited	(20)	32.88
Unvested at September 30, 2009	676	$31.96

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net income	$67,853	$66,066	$198,362	$212,919
Other comprehensive income:
Foreign currency translation adjustments, net of tax	69,933	(160,667)	81,085	(62,846)
Amortization of unrecognized (gains) losses and prior year service cost, net of tax	(697)	(871)	431	(990)
Pension liability adjustments	-	(395)	-	3,318
Net (loss) gain on derivative financial instruments, net of tax	(29,053)	69,126	(21,422)	6,481
Total other comprehensive income (loss), net of tax	40,183	(92,807)	60,094	(54,037)
Total Comprehensive income	108,036	(26,741)	258,456	158,882
Less: Comprehensive income attributable to the noncontrolling interests	3,692	19	3,505	45
Comprehensive income attributable
to DENTSPLY International	$104.344	$(26,760)	$254,951	$158.837

During the quarter ended September 30, 2009, foreign currency translation adjustments included currency translation gains of $81.3 million partially offset by losses of $7.7 million on the Company’s loans designated as hedges of net investments. During the quarter ended September 30, 2008, foreign currency translation adjustments included currency translation losses of $166.4 million partially offset by gains of $5.8 million on the Company’s loans designated as hedges of net investments. During the nine months ended September 30, 2009, foreign currency translation adjustments included currency translation gains of $86.9 million offset by losses of $2.3 million on the Company’s loans designated as hedges of net investments. During the nine months ended September 30, 2008, foreign currency translation adjustments included currency translation losses of $58.3 million and losses of $4.5 million on the Company’s loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI in the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Foreign currency translation adjustments	$246,068	$169,550
Unrecognized losses and prior service cost, net	(29,667)	(30,098)
Net loss on derivative financial instruments	(121,262)	(99,840)
	$95,139	$39,612

The cumulative foreign currency translation adjustments included translation gains of $356.9 million and $278.1 million as of September 30, 2009 and December 31, 2008, respectively, offset by losses of $110.8 million and $108.5 million, respectively, on loans designated as hedges of net investments. These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to DENTSPLY International	$67,483	$66,047	$199,424	$212,874
Common shares outstanding	148,547	148,775	148,546	149,186
Earnings per common share - basic	$0.45	$0.44	$1.34	$1.43

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$67,483	$66,047	$199,424	$212,874
Common shares outstanding	148,547	148,775	148,546	149,186
Incremental shares from assumed exercise of dilutive options	2,091	2,922	1,531	2,951
Total shares	150,638	151,697	150,077	152,137
Earnings per common share - diluted	$0.45	$0.44	$1.33	$1.40

         Options to purchase 1.5 million and 4.5 million shares of common stock that were outstanding during the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Antidilutive shares during the three and nine months ended September 30, 2008, were 1.3 million and 1.4 million, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

During the first nine months of 2009, the Company paid $3.0 million, net of cash acquired, primarily related to a payment for an additional purchase price related to an acquisition completed in 2007. The payment was related to provisions in the purchase agreement that allow for additional payments based on the post closing performance of the individual business.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended September 30, 2009 and 2008.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the Company’s most recently filed Annual Report on Form10-K/A in the summary of significant accounting policies. The Company measures segment income for reporting purposes as net operating income before restructuring, impairments and other cost, interest expense, interest income, other (income) expense and taxes.

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

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing for Endodontic products in the United States, Switzerland and Germany and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. In addition, this business group is also responsible for sales and distribution in the United States for implant and bone substitute/grafting materials and the sales and distribution of implants in Brazil. This business group is also responsible for the manufacture and sale of certain products in the Company’s non-dental business.

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

Generally, the Company evaluates performance of the operating groups based on the groups’ operating income, excluding restructuring, impairments and other costs, and net third party sales, excluding precious metal content.

The following tables set forth information about the Company’s operating groups for the three and nine months ended September 30, 2009 and 2008:

Third Party Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
U.S., Germany, and Certain Other
European Regions Consumable Businesses	$142,983	$126,525	$407,495	$371,589
France, U.K., Italy, and Certain Other European Countries, CIS,
Middle East, Africa, Pacific Rim Businesses	108,493	106,724	323,810	349,311
Canada/Latin America/Endodontics/
Orthodontics	149,907	155,634	451,893	477,983
Dental Laboratory Business/
Implants/Non-Dental	130,462	141,715	409,983	489,507
All Other (a)	(813)	(645)	(1,984)	(2,808)
Total	$531,032	$529,953	$1,591,197	$1,685,582

Third Party Net sales, excluding precious metal content

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales, excluding precious metal content, to net sales is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

U.S., Germany, and Certain Other European Regions Consumable
Businesses	$142,983	$126,525	$407,495	$371,589
France, U.K., Italy, and Certain Other European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	100,304	99,541	298,724	325,441
Canada/Latin America/Endodontics/
Orthodontics	149,219	154,868	449,815	475,310
Dental Laboratory Business/
Implants/Non-Dental	101,954	107,797	317,158	357,075
All Other (a)	(813)	(645)	(1,984)	(2,808)
Total excluding precious metal content	493,647	488,086	1,471,208	1,526,607
Precious metal content	37,385	41,867	119,989	158,975
Total including precious metal content	$531,032	$529,953	$1,591,197	$1,685,582

(a) Includes: amounts recorded at Corporate headquarters.

Inter-segment Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

U.S., Germany, and Certain Other European Regions Consumable
Businesses	$27,759	$34,310	$74,488	$99,025
France, U.K., Italy, and Certain Other European Countries, CIS,
Middle East, Africa, Pacific Rim Businesses	2,590	3,740	9,037	12,556
Canada/Latin America/Endodontics/
Orthodontics	24,424	26,205	77,241	81,033
Dental Laboratory Business/
Implants/Non-Dental	25,477	26,502	75,403	83,449
All Other (a)	42,914	40,879	124,261	136,553
Eliminations	(123,164)	(131,636)	(360,430)	(412,616)
Total	$-	$-	$-	$-

Segment Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

U.S., Germany, and Certain Other European Regions Consumable
Businesses	$49,034	$50,455	$125,780	$138,403
France, U.K., Italy, and Certain Other European Countries, CIS,
Middle East, Africa, Pacific Rim
Businesses	3,637	1,873	10,531	9,432
Canada/Latin America/Endodontics/
Orthodontics	39,543	46,841	135,068	153,181
Dental Laboratory Business/
Implants/Non-Dental	19,138	25,608	65,959	92,410
All Other (b)	(17,212)	(25,323)	(53,624)	(78,113)
Segment Operating Income	94,140	99,454	283,714	315,313

Reconciling Items:
Restructuring, impairments and other costs	(1,210)	(18,539)	(5,905)	(20,202)
Interest expense	(5,456)	(9,284)	(16,877)	(25,437)
Interest income	858	4,669	4,326	14,564
Other expense, net	(480)	(1,030)	(1,326)	(4,100)
Income before income taxes	$87,852	$75,270	$263,932	$280,138

(a) Includes: amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

(b) Includes: the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	September 30,	December 31,
(in thousands)	2009	2008

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$576,034	$556,125
France, U.K., Italy, and Certain Other European Countries, CIS,
Middle East, Africa, Pacific Rim
Businesses	390,737	385,050
Canada/Latin America/Endodontics/
Orthodontics	779,231	763,479
Dental Laboratory Business/
Implants/Non-Dental	994,660	942,504
All Other (a)	326,447	183,242
Total	$3,067,109	$2,830,400

(a) Includes: assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market. At September 30, 2009 and December 31, 2008, the cost of $9.3 million, or 3.0%, and $9.6 million, or 3.1%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. The inventory valuation reserves were $32.7 million and $28.4 million as of September 30, 2009 and December 31, 2008, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2009 and December 31, 2008 by $3.7 million and $3.5 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Finished goods	$191,501	$184,226
Work-in-process	55,345	58,123
Raw materials and supplies	64,820	63,776
	$311,666	$306,125

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and nine months ended September 30, 2009 and September 30, 2008, respectively:

Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$2,144	$1,920	$6,211	$5,336
Interest cost	2,059	1,638	5,957	6,073
Expected return on plan assets	(1,012)	(1,022)	(2,951)	(3,387)
Amortization of transition obligation	61	59	177	183
Amortization of prior service cost	34	85	103	174
Amortization of net loss (gain)	423	(12)	1,241	50
Settlement gain	-	(2,313)	-	(2,313)

Net periodic benefit cost	$3,709	$355	$10,738	$6,116

Other Postretirement Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$13	$12	$40	$37
Interest cost	156	163	467	476
Amortization of net loss	50	52	151	126

Net periodic benefit cost	$219	$227	$658	$639

The following sets forth the information related to the funding of the Company’s benefit plans for 2009:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual, September 30, 2009	$7,845	$489
Projected for the remainder of the year	2,337	596
Total for year	$10,182	$1,085

NOTE 9 – RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

Restructuring Costs

During the three months ended September 30, 2009 and September 30, 2008, the Company recorded net restructuring costs of $0.0 million and $0.9 million, respectively. During the nine months ended September 30, 2009 and September 30, 2008, the Company recorded restructuring costs of $4.3 million and $1.7 million, respectively. These costs are recorded in “Restructuring, impairments and other costs” in the statement of operations and the associated liabilities are recorded in accrued liabilities in the condensed consolidated balance sheet. These costs consist of employee severance benefits, payments due to contracts terminations and other restructuring costs.

During 2009 and 2008, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of September 30 2009, the Company’s restructuring accruals were as follows:

	Severance
	2007 and
(in thousands)	Prior Plans	2008 Plans	2009 Plans	Total

Balance, December 31, 2008	$664	$2,806	$-	$3,470
Provisions and adjustments	(183)	2,454	1,698	3,969
Amounts applied	(77)	(203)	(954)	(1,234)
Balance, September 30, 2009	$404	$5,057	$744	$6,205

	Lease/Contract Terminations
	2007 and
(in thousands)	Prior Plans	Total

Balance, December 31, 2008	$1,271	$1,271
Provisions and adjustments	(339)	(339)
Amounts applied	(38)	(38)
Balance, September 30, 2009	$894	$894

	Other Restructuring Costs
	2007 and
(in thousands)	Prior Plans	2008 Plans	2009 Plans	Total

Balance, December 31, 2008	$108	$56	$-	$164
Provisions and adjustments	112	545	6	663
Amounts applied	(150)	(592)	(6)	(748)
Balance, September 30, 2009	$70	$9	$-	$79

The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	September 30,
(in thousands)	2008	Adjustments	Applied	2009

United States, Germany, and Certain
Other European Regions
Consumable Businesses	$1,286	$(118)	$(289)	$879
France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	190	225	(314)	101
Canada/Latin America/
Endodontics/Orthodontics	178	314	(448)	44
Dental Laboratory Business/
Implants/Non-Dental	3,251	3,633	(731)	6,153
All Other (a)	-	239	(238)	1
	$4,905	$4,293	$(2,020)	$7,178

Impairments and Other Costs

During the three months ended September 30, 2009 and September 30, 2008, the Company recorded other costs of $1.2 million and $17.6 million, respectively. During the nine months ended September 30, 2009 and September 30, 2008 the Company recorded other costs of $1.6 million and $18.5 million, respectively. Other costs for the three months ended September 30, 2009 and September 30, 2008 included costs primarily related to legal matters discussed in Note 14, Commitments and Contingencies. These other costs are reflected in “Restructuring, impairments and other costs” in the statement of operations.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

On January 1, 2009, the Company adopted the new accounting guidance for expanded disclosures about derivative instruments and hedging activities. As a result the Company has expanded its disclosures about its strategies, objectives and risks for using derivative instruments. In addition, the Company has disclosed the fair value of derivative instruments and their gains and losses in tabular format as required. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

With the Company’s significant level of variable interest rate long-term debt and net investment hedges, changes in the interest rate environment can have a major impact on the Company’s earnings, depending upon its interest rate exposure. As a result, the Company manages its interest rate exposure with the use of interest rate swaps, when appropriate, based upon market conditions.

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of September 30, 2009, the Company has three groups of significant variable interest rate to fixed rate interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in September 2012. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in September 2012. A third group of swaps has a notional amount of $150.0 million, and effectively converts the underlying variable interest rates to a fixed interest rate of 3.9% for a term of two years, ending March 2010. The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. At September 30, 2009, the Company had swaps in place to purchase 948 troy ounces of platinum bullion for use in the production of its impression material products. The average fixed rate of this agreement is $1,240 per troy ounce. In addition, the Company had swaps in place to purchase 85,428 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $14 per troy ounce.

The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory. In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies. The forward contracts that are used in these programs typically mature in twelve months or less. For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in AOCI and then recognized in earnings when the hedged item affects earnings.

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

In the first quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Swiss francs 457.5 million paying three month Swiss franc London Inter-Bank Offered Rate (“LIBOR”) and receiving three month U.S. dollar LIBOR on $384.4 million. In the first quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 55.5 million paying three month Swiss franc LIBOR and receiving three month U.S. dollar LIBOR on $42.0 million. In the fourth quarter of 2006, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 80.4 million paying three month Swiss franc LIBOR and receiving three month U.S. dollar LIBOR on $64.4 million. In the first quarter of 2007, the Company entered into additional cross currency interest rate swaps with a notional principal value of Swiss francs 56.6 million paying three month Swiss franc LIBOR and receiving three month U.S. dollar LIBOR on $46.3 million. Additionally, in the fourth quarter of 2005, the Company entered into cross currency interest rate swaps with a notional principal value of Euro 358.0 million paying three month Euro LIBOR and receiving three month U.S. dollar LIBOR on $419.7 million. In the first quarter of 2009, the Company terminated Swiss francs 57.5 million cross currency swap at a fair value of zero. In the second and third quarters of 2009, the Company amended certain of its Swiss franc and Euro cross currency interest rate swaps to extend their maturity dates for an additional three years. Specifically, a total of Swiss francs 300 million have been extended to March and April of 2013 and a total of Euro 250 million have been extended to December 2013. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in AOCI, net of tax effects.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would (pay)/ receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of September 30, 2009, the estimated net fair values of the swap agreements were negative $186.8 million, which are recorded in AOCI, net of tax effects, and as other noncurrent liabilities and other noncurrent assets.

At September 30, 2009, the Company had Euro-denominated, Swiss franc-denominated, and Japanese yen-denominated debt and cross currency interest rate swaps (at the parent company level) to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. At September 30, 2009 and 2008, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $130.8 million and $101.4 million, respectively, which are included in AOCI, net of tax effects.

The following tables summarize the fair value of the Company’s derivatives at September 30, 2009.

	Notional Amounts		Fair Value (Liability) Asset
Foreign Exchange Forward Contracts	2009	2010	2009
(in thousands)
Forward sale, 9.9 million Australian dollars	$7,230	$1,504	$(324)
Forward purchase, 6.2 million British pounds	(3,506)	(6,441)	(6)
Forward sale, 14.3 million Canadian dollars	2,901	10,482	(1,202)
Forward purchase, 75.5 million Swiss francs	(72,840)	-	2,753
Forward sale, 5.7 million Danish Krone	1,118	-	10
Forward purchase, 8.8 million Euros	(16,317)	3,359	431
Forward sale, 45.7 million Japanese yen	9,075	(8,566)	1,010
Forward sale, 93.4 million Mexican Pesos	6,923	-	100
Forward sale, 10.0 million Taiwanese dollars	310	-	(9)
Total Foreign Exchange Forward Contracts	$(65,106)	$338	$2,763

	Notional Amount					Fair Value Liability
Interest Rate Swaps	2009	2010	2011	2012	2013 and Beyond	2009
(in thousands)
Euro	$366	$2,101	$1,383	$1,383	$5,880	$(876)
Japanese yen	-	-	-	139,996	-	(3,364)
Swiss francs	-	-	-	62,739	-	(4,968)
US dollars	-	150,000	-	-	-	(2,229)
Total Interest Rate Swaps	$366	$152,101	$1,383	$204,118	$5,880	$(11,437)

	Notional Amount					Fair Value Liability
Cross Currency Basis Swaps	2009	2010	2011	2012	2013 and Beyond	2009
(in thousands)
Swiss franc 592.5 million @ 1.21 pay CHF 3mo. LIBOR rec. USD 3mo. LIBOR	$-	$150,090	$77,603	$54,631	$289,563	$(83,060)
Euros 358.0 million @ $1.17 pay EUR 3mo. LIBOR rec. USD 3mo. LIBOR
	-	158,201	-	-	366,206	(103,765)
Total Cross Currency Basis Swaps	$-	$308,291	$77,603	$54,631	$655,769	$(186,825)

	Notional Amount					Fair Value Asset
Commodity Contracts	2009	2010	2011	2012	2013 and Beyond	2009
(in thousands)

Silver Swap - U.S. dollar	$(713)	$(449)	$-	$-	$-	$244
Platinum Swap - U.S. dollar	(723)	(452)	-	-	-	46
Total Commodity Contracts	$(1,436)	$(901)	$-	$-	$-	$290

As of September 30, 2009, $3.9 million of deferred net losses on derivative instruments recorded in AOCI are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and balance sheet location of the Company’s derivatives:

	Balance Sheet
Asset Derivatives Designated as Hedging Instruments	Classification	2009
(in thousands)
Foreign exchange contracts	Other current assets (a)	$1,222
Foreign exchange contracts	Other noncurrent assets, net	3
Commodity contracts	Other current assets (a)	290
Total Asset Derivatives Designated as Hedging Instruments		$1,515

Asset Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets (a)	$3,423

Total asset derivatives		$4,938

(a)	Reported on the Condensed Consolidated Balance Sheet within “Prepaid expenses and other current assets.”

	Balance Sheet
Liability Derivatives Designated as Hedging Instruments	Classification	2009
(in thousands)
Interest rate contracts	Accrued liabilities	$7,141
Interest rate contracts	Other noncurrent liabilities	3,420
Foreign exchange contracts	Accrued liabilities	1,350
Foreign exchange contracts	Other noncurrent liabilities	6
Cross currency interest rate swaps	Accrued liabilities	24,262
Cross currency interest rate swaps	Other noncurrent liabilities	162,563
Total liability derivatives designated as hedging instruments		$198,742

	Balance Sheet
Liability Derivatives Not Designated as Hedging Instruments	Classification	2009
Interest rate contracts	Other noncurrent liabilities	$876
Foreign exchange contracts	Accrued liabilities	529
Total liability derivatives not designated as hedging instruments		$1,405
Total liability derivatives		$200,147

The following table summarizes the income statement impact of the Company’s cash flow hedges for the three and nine months ended September 30, 2009:

Three Months Ended September 30,
Derivatives in Cash Flow			(Loss) Gain
Hedging Relationships	(Loss) Gain	Statement of Operations	Reclassified from
(in thousands)	in AOCI (a)	Classification	AOCI into income (b)
Interest rate contracts	$(2,051)	Interest expense	$(2,252)
Foreign exchange contracts	(243)	Cost of products sold	(302)
Foreign exchange contracts	(449)	SG&A expenses	240
Commodity contracts	343	Cost of products sold	(190)
Total	$(2,400)		$(2,504)

Nine Months Ended September 30,
Derivatives in Cash Flow			(Loss) Gain
Hedging Relationships	(Loss) Gain	Statement of Operations	Reclassified from
(in thousands)	in AOCI (a)	Classification	AOCI into income (b)
Interest rate contracts	$(3,425)	Interest expense	$(5,594)
Foreign exchange contracts	(501)	Cost of products sold	1,106
Foreign exchange contracts	431	SG&A expenses	434
Commodity contracts	1,465	Cost of products sold	(1,095)
Total	$(2,030)		$(5,149)

		Three Months Ended September 30,	Nine Months Ended September 30,
Derivatives in Cash Flow	Statement of	(Loss) Gain	Loss
Hedging Relationships	Operations	Recognized	Recognized
(in thousands)	Classification	in Income (c)	in Income (c)
Interest rate contracts	Other expense, net	$(54)	$(155)
Foreign exchange contracts	Interest expense	(54)	(235)
Foreign exchange contracts	Interest expense	13	(35)
Commodity contracts	Interest expense	(9)	(38)
Total		$(104)	$(463)

(a) Amount of gain or (loss) reported in AOCI, effective portion.

(b) Amount of gain or (loss) reclassed from AOCI into income, effective portion only.

(c) Amount of gain or (loss) recognized in income, ineffective portion and amount excluded from effectiveness testing.

The following tables summarize the statement of operations impact of the Company’s hedges of net investment for the three and nine months end September 30, 2009:

Three Months Ended September 30,
Derivatives in Net Investment		Statement of	Gain (Loss)
Hedging Relationships		Operations	Recognized
(in thousands)	Loss in AOCI (a)	Classification	in Income (b)
Cross currency interest rate swaps	$(25,826)	Interest Income	$190
Cross currency interest rate swaps	(21,525)	Interest Expense	(896)
Total	$(47,351)		$(706)

Nine Months Ended September 30,
Derivatives in Net Investment		Statement of	Gain (Loss)
Hedging Relationships		Operations	Recognized
(in thousands)	Loss in AOCI (a)	Classification	in Income (b)
Cross currency interest rate swaps	$(12,911)	Interest Income	$1,402
Cross currency interest rate swaps	(25,054)	Interest Expense	(3,340)
Total	$(37,965)		$(1,938)

The following tables summarize the statement of operations impact of the Company’s hedges not designated as hedging for the three and nine months end September 30, 2009:

Derivatives Not Designated as Hedging		Three Months Ended September 30,	Nine Months Ended September 30,
Instruments under Hedging	Statement of	Gain (Loss)	Loss
Relationship	Operations	Recognized in	Recognized in
(in thousands)	Classification	Income (b)	Income (b)
Foreign exchange contracts	Other expense, net	$2,485	$(13,428)
Interest rate contracts	Other expense, net	-	(2)
Interest rate contracts	Interest Expense	(124)	(390)
		$2,361	$(13,820)

(a) Amount of loss reported in AOCI, effective portion.

(b) Amount of gain or (loss) recognized in income, ineffective portion and amount excluded from effectiveness testing.

Amounts recorded in AOCI related to cash flow hedging instruments follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, net of tax)	2009	2008	2009	2008
Beginning balance	$(6,005)	$345	$(7,874)	$(1,573)

Changes in fair value of derivatives	(1,506)	(2,444)	(1,152)	(411)
Reclassifications to earnings from equity	1,526	(407)	3,041	(522)
Total activity	20	(2,851)	1,889	(933)
Ending balance	$(5,985)	$(2,506)	$(5,985)	$(2,506)

Amounts recorded in AOCI related to hedges of net investments in foreign operations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, net of tax)	2009	2008	2009	2008
Beginning balance	$93,272	$190,074	$77,585	$156,790

Foreign currency translation adjustment	74,264	(166,398)	78,776	(58,311)
Changes in fair value of:
foreign currency debt	(7,673)	5,752	(2,260)	(4,488)
derivative hedge instruments	(29,073)	71,977	(23,311)	7,414
Total activity	37,518	(88,669)	53,205	(55,385)
Ending balance	$130,790	$101,405	$130,790	$101,405

NOTE 11 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI on the Condensed Consolidated Balance Sheets. In addition, the Company recognizes certain liabilities at fair value. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities.” Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2009

(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$333,368	$333,368	$-	$-
Commodity forward purchase contracts	290	-	290	-
Foreign exchange forward contracts	4,648	-	4,648	-
Total assets	$338,306	$333,368	$4,938	$-

Liabilities
Interest rate swaps	$11,437	$-	$11,437	$-
Cross currency interest rate swaps	186,825	-	186,825	-
Foreign exchange forward contracts	1,885	-	1,885	-
Total liabilities	$200,147	$-	$200,147	$-

	As of December 31, 2008

(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$203,991	$203,991	$-	$-
Interest Rate Swaps	2	-	2	-
Foreign exchange forward contracts	2,053	-	2,053	-
Total assets	$206,046	$203,991	$2,055	$-

Liabilities
Interest rate swaps	$12,529	$-	$12,529	$-
Commodity forward purchase contracts	1,931	-	1,931	-
Cross currency interest rate swaps	148,935	-	148,935	-
Total liabilities	$163,395	$-	$163,395	$-

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

NOTE 12 – UNCERTAINITIES IN INCOME TAXES

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

During the quarter-ended September 30, 2009, the resolution of outstanding tax matters, including finalization of audits, reduced income taxes by approximately $5.6 million.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.6 million, of which, $0.8 million will have no impact upon the effective income tax rate. Expiration of statutes of limitation in various jurisdictions could include unrecognized tax benefits of approximately $0.6 million.

NOTE 13 - FINANCING ARRANGEMENTS

In the second quarter of 2009, the Company’s U.S. dollar denominated private placement note, U.S. dollar commercial paper facility, and multi-currency revolving credit agreement were classified as short-term liabilities as they mature within the next twelve months. Notes payable and current portion of long-term debt, as classified on the condensed consolidated balance sheets, amounted to $240.4 million and $25.8 million at September 30, 2009 and December 31, 2008, respectively.

The Company estimates the fair value and carrying value of its total debt was $395.2 million as of September 30, 2009. The fair value of the Company’s long-term debt equaled its carrying value as the Company’s debt is variable interest rate and reflects current market rates. The interest rates on private placement notes, revolving debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. The Third Circuit has proposed scheduling oral arguments in January 2010. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practices, including the practice found to be a violation of the antitrust law.

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

As of September 30, 2009, a reasonable estimate of a range of losses related to the current litigation noted above cannot be made.

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties. Prior to trial, Guidance had claimed its damages were $1.2 million. The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for compensatory and $40.0 million in punitive damages. The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it. DENTSPLY does not believe the outcome of this matter will have a material adverse effect on its financial position.

Purchase Commitments

From time to time, the Company enters into long-term inventory purchase commitments with minimum purchase requirements for raw materials and finished goods to ensure the availability of products for production and distribution. These commitments may have a significant impact on levels of inventory maintained by the Company.

NOTE 15 – SUBSEQUENT EVENTS

On October 16, 2009, the Company entered into a Note Purchase Agreement with a group of initial purchasers, providing for the issuance by the Company on a delayed basis, no later than February 19, 2010, of $250.0 million aggregate principal amount of fixed rate 4.11% Senior Notes with an average maturity of five years and a final maturity in six years, through a private placement. The net proceeds after deducting fees and expenses of the loan are $250.0 million. The proceeds will be used to refinance the March 15, 2010 $150.0 million U.S. Private Placement Note and general corporate purposes. The obligations of the Company and the lenders are subject to the terms and conditions of the Note Purchase Agreement.

DENTSPLY International Inc. and Subsidiaries  Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The nature and geographic scope of the DENTSPLY International Inc. and Subsidiaries (the “Company”) business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties. In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar import.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. Investors are further cautioned that the risk factors in Item 1A, Part I of the Company’s Annual Report on Form 10-K/A may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

DENTSPLY International Inc. believes it is the world's largest designer, developer and manufacturer of professional dental products. The Company is headquartered in the United States of America (“U.S.”) and operates in more than 120 other countries, principally through its foreign subsidiaries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the U.S. and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

Principal Products

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

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. DENTSPLY’s products in the dental laboratory category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials. This category also includes fabricated dental appliances, computer aided design software and centralized manufacturing of frameworks. Equipment in this category includes computer aided machining ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic instruments and materials, implants and related products, bone grafting materials, and orthodontic appliances and accessories.

Key Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal growth in the U.S., Europe and all other regions; (2) constant currency growth in the U.S., Europe and all other regions; (3) operating margins of each reportable segment; (4) the development, introduction and contribution of innovative new products; (5) growth through acquisition; and (6) continued focus on controlling costs and enhancing efficiency.

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

Company’s Response to Economic Conditions

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

Additionally, the current conditions of the economy have negatively impacted the Company’s gross profit rate. Unfavorable product and geographic sales mix, unfavorable overhead absorption and movements in foreign currencies are the key factors that have affected the Company’s gross profits. The Company continues to manage these negative factors to the extent possible.

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the statement of income. With approximately 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are significantly impacted by the strengthening or weakening of the U.S. dollar. As discussed further under regional sales and the segment descriptions, the Company was negatively impacted by the movements in currencies.

The Company has always maintained its focus on minimizing costs and achieving operational efficiencies. In response to the recent credit crisis and the recessionary economic conditions, management is concentrating on cost containment that focuses the business on creating and maintaining operational and financial flexibility through controlling operating costs. Management will continue to evaluate the consolidation of operations or functions and reduce the cost of those operations and functions while improving service levels. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and offset areas of rising costs such as energy, employee benefits, and regulatory oversight and compliance.

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

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2008

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

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. The Company provides the following reconciliation of net sales to net sales, excluding precious metal content. The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Three Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Net sales	$531.0	$530.0	$1.0	0.2%
Less: Precious metal content of sales	37.4	41.9	(4.5)	(10.7)%
Net sales, excluding precious metal content	$493.6	$488.1	$5.5	1.1%

Net sales, excluding precious metal content, for the three months ended September 30, 2009 was $493.6 million, an increase of 1.1% over prior year third quarter. The change in net sales was driven by constant currency growth of 2.5%, partially offset by currency translation, which reduced sales by 1.4%. The constant currency sales growth was comprised of acquisition growth of 4.0%, offset by internal growth of negative 1.5%. Sales for dental products grew on a constant currency basis by 3.6%. Internal growth was negative 0.3% for dental products.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, decreased 1.6% in the United States in the third quarter on a constant currency basis, including 1.0% acquisition growth and internal growth of negative 2.6%. The negative internal growth was primarily driven by the lower sales in dental laboratory and non-dental products and a lower level of inventory purchased by dealers ahead of the October 1, 2009 price increase as compared to 2008.

Europe

Net sales, excluding precious metal content, in Europe improved by 5.8% on a constant currency basis due to acquisitions completed in 2008. Internal growth was negative 1.1% primarily due to lower sales in the CIS and lower sales in non-dental products throughout the region. Dental specialty products in Europe, excluding the CIS, experienced strong internal sales growth during the quarter.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 4.6% on a constant currency basis primarily related to acquisitions completed in 2008. Internal growth was flat. The Company experienced strong internal growth in dental consumables products offset primarily by lower sales of dental laboratory products.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Gross Profit	$273.0	$280.2	$(7.2)	(2.6)%
Gross Profit as a percentage of net
sales, including precious metal content	51.4%	52.9%
Gross Profit as a percentage of net
sales, excluding precious metal content	55.3%	57.4%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 2.1 percentage points for the three months ended September 30, 2009 compared to 2008. The decrease is due to lower sales volumes and dealer inventory reductions, unfavorable product and geographic sales mix, adverse movements in foreign currencies and lower production volumes as a result of lower sales volumes and dealer inventory reductions. The resulting impact of unfavorable manufacturing overhead absorption left more costs in inventory which will mostly be rolled off during the fourth quarter. Additionally, acquisitions completed in 2008 negatively impacted gross profit as a percentage of net sales.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$178.8	$180.7	$(1.9)	(1.0)%
Restructuring, impairments and other costs	$1.2	$18.5	$(17.3)	NM

SG&A as a percentage of net
sales, including precious metal content	33.7%	34.1%
SG&A as a percentage of net
sales, excluding precious metal content	36.2%	37.0%

NM-not meaningful

SG&A Expenses

SG&A expenses, measured against sales, excluding precious metal content, decreased to 36.2% in 2009 from 37.0% in 2008. On a constant currency basis, and despite inclusion of costs of businesses acquired in 2008, SG&A expenses were also lower in 2009 when compared to 2008. Expenses continued to be tightly controlled as the Company focuses on reducing discretionary costs and various fixed costs to maintain an efficient cost structure in a difficult economic environment.

Restructuring, Impairments and Other Costs, Net

During the three months ended September 30, 2009, the Company recorded restructuring, impairments and other costs of $1.2 million. These costs are related to legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities, global headcount reduction and business re-organizations. In 2008, the Company incurred costs of $18.5 million primarily related to legal settlements. (See also Note 9, Restructuring, Impairments and Other Costs, of the Notes to Unaudited Interim Condensed Consolidated Financial Statements).

Other Expense and Income, Net

	Three Months Ended
	September 30,
(in millions)	2009	2008	Change

Net interest expense	$4.6	$4.6	$(0.0)
Other expense, net	0.5	1.0	(0.5)
Net interest and other expense	$5.1	$5.6	$(0.5)

Net Interest Expense

Net interest expense for the three months ended September 30, 2009 was flat compared with the prior period as significantly lower variable interest rates and lower average debt balances were offset by lower interest rates earned on investments. Interest expense was $3.8 million lower as Euro interest rates were 360 basis points lower and commercial paper outstanding was $149.3 million lower than the prior year quarter. Interest income decreased $3.8 million as the interest rates on Euro investment balances were 400 basis points lower and the Euro investment balance was lower by $71.9 million in the current year than the prior year.

Other Expense, Net

Other expense in the 2009 period included approximately $0.6 million of currency transaction losses and $0.1 million of other non-operating income. The 2008 period included $0.7 million of currency transaction losses and $0.3 million of other non-operating costs.

Income Taxes and Net Income

	Three Months Ended
	September 30,
(in millions, except per share data)	2009	2008	$ Change	% Change

Effective income tax rates	22.8%	12.2%
Net income attributable to DENTSPLY International	$67.5	$66.0	$1.5	2.3%
Earnings per common share:
- Diluted	$0.45	$0.44

The Company’s effective tax rate for the three months ended September 30, 2009 increased to 22.8% from 12.2% for the same period in 2008. Both periods were impacted by settlements with taxing authorities and statute closures, which favorably impacted the effective tax rate by $5.6 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively. In aggregate, the effective tax rate for the three months ended September 30, 2009 and 2008 was favorably benefited by $2.6 million or 2.9 percentage points and $8.2 million or 10.9 percentage points, respectively.

For the period ending September 30, 2009, net income attributable to DENTSPLY International increased $1.5 million, or 2.3%, to $67.5 million. Fully diluted earnings per share were $0.45 in the third quarter 2009, an increase of 2.3% from $0.44 in the third quarter 2008. Net income attributable to DENTSPLY International for the third quarter of 2009 included acquisition related activity, net of tax and non-controlling interest, of $0.1 million, restructuring, impairments and other costs, net of tax and non-controlling interest, of $0.8 million or $0.01 per diluted share, and a net tax reduction of $2.6 million due to tax related adjustments or $0.02 per diluted share. Net income for the third quarter of 2008, included restructuring, impairments and other costs, net of tax, of $11.4 million, or $0.07 per diluted share, and a net tax reduction of $8.2 million due to tax related adjustments or $0.05 per diluted share.

Operating Segment Results

Third Party Net Sales, excluding precious metal content

	Three Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$143.0	$126.5	$16.5	13.0%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$100.3	$99.5	$0.8	0.8%

Canada/Latin America/Endodontics/
Orthodontics	$149.2	$154.9	$(5.7)	(3.7)%

Dental Laboratory Business/
Implants/Non-Dental	$102.0	$107.8	$(5.8)	(5.4)%

Segment Operating Income
	Three Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$49.0	$50.5	$(1.5)	(3.0)%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$3.6	$1.9	$1.7	NM

Canada/Latin America/Endodontics/
Orthodontics	$39.5	$46.8	$(7.3)	(15.6)%

Dental Laboratory Business/
Implants/Non-Dental	$19.1	$25.6	$(6.5)	(25.4)%

NM-not meaningful

United States, Germany, and Certain Other European Regions Consumable Businesses

       Net sales, excluding precious metal content, increased 13.0% during the three months ended September 30, 2009 compared to 2008. On a constant currency basis, sales increased 13.6% due largely to the results of an acquisition completed in 2008. Sales growth in the third quarter of 2009 was partially muted by lower dealer inventory stocking ahead of the Company’s October 1 price increases compared with 2008 activity.

       Operating income decreased $1.5 million during the three months ended September 30, 2009 compared to 2008. The decrease was primarily attributable to unfavorable product and geographic sales mix, negative currency translation and lower production at manufacturing facilities.

France, United Kingdom, Italy, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 0.8% during the three months ended September 30, 2009 compared to 2008. On a constant currency basis, sales increased 1.5%. The increase was largely the result of an acquisition completed in 2008.

Operating income increased $1.7 million during the three months ended September 30, 2009 compared to 2008, driven primarily by expense reductions across the segment.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased 3.7% during the three months ended September 30, 2009 compared to 2008. On a constant currency basis, sales decreased by 1.7% mainly due to lower sales of non-dental products.

Operating income decreased $7.3 million during the three months ended September 30, 2009 compared to 2008. The decrease was driven by lower sales and unfavorable manufacturing overhead absorption. This group also had a negative impact from movements in foreign currency exchange rates.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased 5.4% during the three months ended September 30, 2009 compared to 2008. On a constant currency basis, sales decreased 3.6%. Net sales, excluding precious metal content, were negatively impacted by weakness in the dental laboratory and non-dental businesses as well as the unfavorable impact of currency translation across the segment.

Operating income decreased $6.5 million during the three months ended September 30, 2009 compared to 2008, which was impacted by lower sales and unfavorable manufacturing overhead absorption.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Net sales	$1,591.2	$1,685.6	$(94.4)	(5.6)%
Less: Precious metal content of sales	120.0	159.0	(39.0)	(24.5)%
Net sales, excluding precious metal content	$1,471.2	$1,526.6	$(55.4)	(3.6)%

Net sales, excluding precious metal content, for the nine months ended September 30, 2009 were $1,471.2 million, 3.6% lower than the prior year. Net sales growth on a constant currency basis was 1.2%. The constant currency sales growth was comprised of acquisition growth of 4.3%, partially offset by internal growth of negative 3.1%. Sales of dental products increased by 2.0% on a constant currency basis. Internal growth for dental products was negative 2.1% as a result of a softer dental market and dealer inventory reductions.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, decreased 2.1% in the United States on a constant currency basis, including 1.1% acquisition growth and internal growth of negative 3.2%. The lower sales were driven by continued softness in the economy, significantly lower sales of non-dental products and dealer inventory reductions within the Company’s dental business.

Europe

Net sales, excluding precious metal content, in Europe improved by 3.5% on a constant currency basis driven by acquisitions completed in 2008. Internal growth was negative 3.9%, primarily due to the decline in non-dental products and lower sales in the CIS, which was affected by negative foreign exchange movements and customer liquidity constraints, partially offset by dental specialty products in the rest of Europe.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 2.9% on a constant currency basis primarily related to acquisitions completed in 2008. Internal growth was negative 1.2%. The region experienced internal growth in dental specialty products offset by continued softness in other dental products.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Gross Profit	$826.9	$880.9	$(54.0)	(6.1)%
Gross Profit as a percentage of net
sales, including precious metal content	52.0%	52.3%
Gross Profit as a percentage of net
sales, excluding precious metal content	56.2%	57.7%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 1.5 percentage points for the nine months ended September 30, 2009 compared to 2008. The decrease is the result of unfavorable product and geographic sales mix, unfavorable manufacturing overhead absorption and movements in foreign currencies. Additionally, acquisitions completed in 2008 negatively impacted gross profit as a percentage of net sales.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$543.2	$565.6	$(22.4)	(4.0)%
Restructuring and other costs, net	$5.9	$20.2	$(14.3)	NM

SG&A as a percentage of net
sales, including precious metal content	34.1%	33.6%
SG&A as a percentage of net
sales, excluding precious metal content	36.9%	37.0%

NM-not meaningful

SG&A Expenses

SG&A measured against sales, excluding precious metal content, decreased to 36.9% in 2009 from 37.0% in 2008. On a constant currency basis and despite inclusion of costs of businesses acquired in 2008 and costs related to the 2009 International Dental Show, SG&A expenses were slightly lower in 2009 when compared to 2008. Expenses continued to be tightly controlled as the Company focuses on reducing discretionary costs and various fixed costs to maintain an efficient cost structure in a difficult economic environment.

Restructuring, Impairments and Other Costs, Net

During the nine months ended September 30, 2009, the Company recorded restructuring, impairments and other costs of $5.9 million. These costs are related to legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities, global headcount reduction and business re-organizations. In 2008, the Company incurred costs of $20.2 million primarily related to legal settlements. (See also Note 9, Restructuring, Impairments and Other Costs, of the Notes to Unaudited Interim Condensed Consolidated Financial Statements).

Other Expense and Income, Net

	Nine Months Ended
	September 30,
(in millions)	2009	2008	Change

Net interest expense	$12.6	$10.9	$1.7
Other expense, net	1.3	4.1	(2.8)
Net interest and other expense	$13.9	$15.0	$(1.1)

Net Interest Expense

The change in net interest expense for the nine months ended September 30, 2009 compared with the prior period was mainly the result of significantly lower Euro interest rates and lower debt average balances combined with stronger U.S. dollar average exchange rates. Interest expense decreased $8.5 million on lower average debt and interest rates.  Interest income decreased $10.2 million on lower average investment balances, lower interest rates on Euro investment balances, which were 360 basis points lower in the current year than the prior year and the stronger U.S. dollar against the Euro.

Other Expense, Net

Other expense in the 2009 period included approximately $0.9 million of currency transaction losses and $0.4 million of other non-operating costs. The 2008 period included $3.0 million of currency transaction losses and $1.1 million of other non-operating costs.

Income Taxes and Net Income

	Nine Months Ended
	September 30,
(in millions, except per share data)	2009	2008	$ Change	% Change

Effective income tax rates	24.8%	24.0%
Net income attributable to DENTSPLY International	$199.4	$212.9	$(13.5)	(6.3)%
Earnings per common share:
- Diluted	$1.33	$1.40

The Company’s effective tax rate for the nine months ended September 30, 2009 increased to 24.8% from 24.0% for the same period in 2008. Both periods were impacted by settlements with taxing authorities and statute closures, which in total decreased the effective tax rate for the nine months ended September 30, 2009 and 2008 by $2.1 million or 0.8 percentage points and $6.5 million or 2.3 percentage points, respectively.

For the period ending September 30, 2009, net income attributable to DENTSPLY International decreased $13.5 million, or negative 6.3% to $199.4 million. Fully diluted earnings per share were $1.33 for the nine months ended September 30, 2009, a decrease of 5.0% from $1.40 for the nine months ended September 30, 2008. Net income attributable to DENTSPLY International for the nine months ended September 30, 2009 included restructuring, impairment and other costs, net of tax and non-controlling interest, of $1.8 million or $0.01 per diluted share, acquisition related activity, net of tax and non-controlling interest,  of $4.0 million or $0.02 per diluted share, and a net tax reduction of $2.1 million due to tax related adjustments or $0.01 per diluted share. Net income for the nine months ended September 30, 2008, included restructuring, impairment and other costs, net of tax, of $12.4 million or $0.08 per diluted share, a benefit of $1.1 million or $0.01 per diluted share for non-performance risk loss on derivatives and a net tax reduction of $6.5 million due to tax related adjustments or $0.04 per diluted share.

Operating Segment Results

Third Party Net Sales, excluding precious metal content
	Nine Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$407.5	$371.6	$35.9	9.7%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$298.7	$325.4	$(26.7)	(8.2)%

Canada/Latin America/Endodontics/
Orthodontics	$449.8	$475.3	$(25.5)	(5.4)%

Dental Laboratory Business/
Implants/Non-Dental	$317.2	$357.1	$(39.9)	(11.2)%

Segment Operating Income
	Nine Months Ended
	September 30,
(in millions)	2009	2008	$ Change	% Change

U.S., Germany, and Certain Other European
Regions Consumable Businesses	$125.8	$138.4	$(12.6)	(9.1)%

France, U.K., Italy, and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$10.5	$9.4	$1.1	11.7%

Canada/Latin America/Endodontics/
Orthodontics	$135.1	$153.2	$(18.1)	(11.8)%

Dental Laboratory Business/
Implants/Non-Dental	$66.0	$92.4	$(26.4)	(28.6)%

United States, Germany, and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 9.7% during the nine months ended September 30, 2009 compared to 2008. On a constant currency basis, sales increased 11.6%, which was driven primarily by acquisition growth.

Operating income decreased $12.6 million during the nine months ended September 30, 2009 compared to 2008. Operating income was negatively affected by unfavorable product and geographic sales mix and currency translation. In addition, the decrease was partially attributable to the roll-off of inventory step-up related to an acquisition completed in late 2008. The segment, excluding an acquisition completed in 2008, reduced operating expenses during the nine months ended September 30, 2009 when compared to the same period in 2008.

France, United Kingdom, Italy, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, decreased 8.2% during the nine months ended September 30, 2009 compared to 2008, of which negative 6.6% was the result of currency translation. On a constant currency basis, sales were negative 1.6% due to lower sales mainly in the CIS partially offset by acquisitions and growth in the Pacific Rim.

Operating income increased $1.1 million during the nine months ended September 30, 2009 compared to 2008. The increase was driven primarily by increased profits in the Pacific Rim operations and expense reductions in several geographies, partially offset by lower sales volumes, mainly in the CIS.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased 5.4% during the nine months ended September 30, 2009 compared to 2008, of which negative 4.7% was the result of currency translation. On a constant currency basis, sales decreased by 0.7% driven by a decrease in non-dental products partially offset by growth in Orthodontics and acquisitions.

Operating income decreased $18.1 million during the nine months ended September 30, 2009 compared to 2008. The decrease was driven primarily by lower sales in non-dental products, unfavorable absorption and the negative impact from foreign currency transactions.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased 11.2% during the nine months ended September 30, 2009 compared to 2008, of which negative 6.3% was the result of currency translation. On a constant currency basis, sales were negative 4.8%. The primary driver of the lower sales was weakness in the dental laboratory and implants businesses and reduced sales in the non-dental business partially offset by acquisition growth.

Operating income decreased $26.4 million during the nine months ended September 30, 2009 compared to 2008, primarily as a result of lower sales, unfavorable product sales mix and currency translation.

CRITICAL ACCOUNTING POLICIES

        As discussed in Note 1, Significant Accounting Policies, of the Notes to Unaudited Interim Condensed Consolidated Financial Statements, the Company adopted four new accounting standards since January 1, 2009.

There have been no other material changes to the Company’s disclosure in its Annual Report on Form 10-K/A for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2009

Cash flow from operating activities during the nine months ended September 30, 2009 was $245.4 million compared to $236.8 million during the same period of 2008. Net income from continuing operations decreased by $14.6 million to $198.4 million. Improvements in working capital for 2009 were the primary reason for the increase in cash from operations. Inventory and accounts receivable balances on a constant currency basis were positive contributors to the change in cash flow, while foreign exchange impacts resulted in higher absolute dollar balances and reported days in each category. Reductions in accounts payable and accruals largely offset the improvements from inventory and accounts receivable.

Investing activities during the first nine months of 2009 include capital expenditures of $43.3 million.

At September 30, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 723,700 shares for $21.3 million during the first nine months of 2009 at an average price of $29.37. As of September 30, 2009, the Company held 14.3 million shares of treasury stock. The Company also received proceeds of $9.5 million as a result of the exercise of 658,867 stock options during the nine months ended September 30, 2009.

The Company’s long-term borrowings decreased by a net of $54.3 million during the nine months ended September 30, 2009. This change included net repayments of $57.2 million during the first nine months and an increase of $2.9 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2009, the Company’s ratio of long-term debt to total capitalization decreased to 7.4% compared to 21.2% at December 31, 2008. Also in that same period, the Company’s cash, cash equivalents and short-term investments have increased from $204.2 million to $333.4 million.

      Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through May 2010. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2009, the Company was in compliance with these covenants. The Company also has available an aggregate $250.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility. The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $500.0 million with $62.7 million outstanding under the multi-currency facility.

The Company’s debt instruments that are supported by the multi-currency revolving credit facility and a private placement note have been re-classified as current until the Company replaces the May 2010 maturing facility. Management’s intent is to replace the maturing facility, at least in part, in the first or second quarter of next year.

The Company entered into a Note Purchase Agreement (“Note”) with a group of initial purchasers through a private placement, providing for the issuance by the Company on a delayed basis, no later than February 19, 2010, of $250.0 million aggregate principal amount of fixed rate 4.11% Senior Notes with an average maturity of five years and a final maturity in six years. This Note is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the existing $150.0 million U.S. Private Placement Note (“U.S. Note”) maturing March 15, 2010. The purpose of the new Note is to refinance the existing U.S. Note at maturity as well as for general corporate purposes.

The Company also has access to $67.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2009, $21.7 million is outstanding under these short-term lines of credit. At September 30, 2009, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $480.7 million.

At September 30, 2009, the Company held $87.0 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2008. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

    Refer to Note 1, Significant Accounting Policies, of the Notes to Unaudited Interim Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte teeth or products containing Trubyte teeth. The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims. The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers. The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws. The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims. The Plaintiffs have appealed the dismissal of these claims to the Third Circuit. The Third Circuit has proposed scheduling oral arguments in January 2010. Also pending is a case filed by a manufacturer of a competitive tooth line seeking unspecified damages alleged to have been incurred as a result of the Company’s tooth distribution practices, including the practice found to be a violation of the antitrust law.

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

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties. Prior to trial, Guidance had claimed its damages were $1.2 million. The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for compensatory and $40.0 million in punitive damages. The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it. Dentsply does not believe the outcome of this matter will have a material adverse effect on its financial position.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2008.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September 30, 2009, the Company had authorization to maintain up to 17,000,000 shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended September 30, 2009, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

July 1-31, 2009	22.9	$28.89	$661.5	2,827.9
August 1-31, 2009	161.9	33.76	5,467.6	2,808.9
September 1-30, 2009	161.8	33.04	5,345.3	2,686.8
	346.6	$33.11	$11,474.4

Item 4 - Submission of Matters to Vote of Security Holders

There were no matters submitted to security holders for vote during the quarter ended September 30, 2009.

Item 6 - Exhibits

Exhibit Number

31	Section 302 Certification Statements.
32	Section 906 Certification Statements.
99.1	Incorporated by reference to exhibit included in Form 8-K filed on October 21, 2009.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 29, 2009
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	October 29, 2009
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer