Form 10-Q/A
period 2009-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2009-10-30
CIK 818479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment)

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

Explanatory Note

DENTSPLY International Inc. is filing this Amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on October 29, 2009, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

DENTSPLY International Inc.

/s/	Bret W. Wise	October 30, 2009
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	October 30, 2009
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer