Form 10-Q
period 2010-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2010-04-29
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes      ☒       No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes      ☐       No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 26, 2010, DENTSPLY International Inc. had 146,352,495 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$545,944	$506,949
Cost of products sold	263,906	241,217

Gross profit	282,038	265,732
Selling, general and administrative expenses	188,034	177,987
Restructuring and other costs	4,680	1,570

Operating income	89,324	86,175

Other income and expenses:
Interest expense	5,720	6,153
Interest income	(787)	(1,956)
Other expense, net	945	917

Income before income taxes	83,446	81,061
Provision for income taxes	21,255	21,131

Net income	62,191	59,930
Less: Net income (loss) attributable to the noncontrolling interests	348	(1,813)
Net income attributable to DENTSPLY International	$61,843	$61,743

Earnings per common share:
Basic	$0.42	$0.42
Diluted	$0.41	$0.41

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding:
Basic	146,776	148,514
Diluted	149,294	149,705

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$405,017	$450,348
Accounts and notes receivables-trade, net	355,030	348,684
Inventories, net	301,198	291,640
Prepaid expenses and other current assets	117,209	127,124

Total Current Assets	1,178,454	1,217,796

Property, plant and equipment, net	420,779	439,619
Identifiable intangible assets, net	83,515	89,086
Goodwill, net	1,279,103	1,312,596
Other noncurrent assets, net	24,896	28,835

Total Assets	$2,986,747	$3,087,932

Liabilities and Equity
Current Liabilities:
Accounts payable	$108,118	$100,847
Accrued liabilities	196,890	249,169
Income taxes payable	3,481	12,366
Notes payable and current portion of long-term debt	18,946	82,174

Total Current Liabilities	327,435	444,556

Long-term debt	457,565	387,151
Deferred income taxes	70,166	72,524
Other noncurrent liabilities	248,963	276,743

Total Liabilities	1,104,129	1,180,974

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at March 31, 2010 and December 31, 2009	1,628	1,628
Capital in excess of par value	194,806	195,495
Retained earnings	2,137,952	2,083,459
Accumulated other comprehensive income	34,607	83,542
Treasury stock, at cost, 16.5 million shares at March 31, 2010 and 15.8 million shares at December 31, 2009	(557,805)	(532,019)
Total DENTSPLY International Equity	1,811,188	1,832,105

Noncontrolling interests	71,430	74,853

Total Equity	1,882,618	1,906,958

Total Liabilities and Equity	$2,986,747	$3,087,932

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:

Net income	$62,191	$59,930

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,265	12,930
Amortization	2,524	3,441
Deferred income taxes	(3,745)	(1,750)
Share-based compensation expense	5,223	4,789
Restructuring and other costs - noncash	363	328
Excess tax benefits from share-based compensation	(1,898)	(592)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(15,530)	(19,745)
Inventories, net	(14,472)	(18,675)
Prepaid expenses and other current assets	(5,729)	1,208
Accounts payable	9,195	(2,633)
Accrued liabilities	(12,519)	(26,863)
Income taxes payable	(6,801)	(1,824)
Other, net	2,477	95

Net cash provided by operating activities	36,544	10,639

Cash flows from investing activities:

Capital expenditures	(8,030)	(14,183)
Cash paid for acquisitions of businesses, net of cash acquired	(7,687)	(574)
Liquidation of short-term investments	-	58
Expenditures for identifiable intangible assets	(107)	-
Proceeds from sale of property, plant and equipment, net	113	17

Net cash used in investing activities	(15,711)	(14,682)

Cash flows from financing activities:

Net change in short-term borrowings	(2,124)	1,045
Cash paid for treasury stock	(41,423)	(4,664)
Cash dividends paid	(7,409)	(7,460)
Proceeds from long-term borrowings	311,834	108,900
Payments on long-term borrowings	(299,215)	(53,507)
Proceeds from exercise of stock options	7,403	1,360
Excess tax benefits from share-based compensation	1,898	592

Net cash (used in) provided by financing activities	(29,036)	46,266

Effect of exchange rate changes on cash and cash equivalents	(37,128)	(19,915)

Net (decrease) increase in cash and cash equivalents	(45,331)	22,308

Cash and cash equivalents at beginning of period	450,348	203,991

Cash and cash equivalents at end of period	$405,017	$226,299

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(In thousands)
(unaudited)				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	-	-	61,743	-	-	61,743	(1,813)	59,930
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(75,758)	-	(75,758)	(4,428)	(80,186)
Net loss on derivative financial instruments	-	-	-	42,471	-	42,471	-	42,471
Unrecognized losses and prior service pension cost, net	-	-	-	1,978	-	1,978	1	1,979

Comprehensive Income						30,434	(6,240)	24,194

Exercise of stock options	-	(2,261)	-	-	3,621	1,360	-	1,360
Tax benefit from stock options exercised	-	592	-	-	-	592	-	592
Share based compensation expense	-	4,789	-	-	-	4,789	-	4,789
Funding of Employee Stock Option Plan	-	(70)	-	-	1,408	1,338	-	1,338
Treasury shares purchased	-	-	-	-	(4,664)	(4,664)	-	(4,664)
RSU dividends	-	34	(34)	-	-	-	-	-
Cash dividends ($0.05 per share)	-	-	(7,425)	-	-	(7,425)	-	(7,425)
Balance at March 31, 2009	$1,628	$190,238	$1,893,242	$8,303	$(479,265)	$1,614,146	$65,451	$1,679,597

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	61,843	-	-	61,843	348	62,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(73,422)	-	(73,422)	(3,771)	(77,193)
Net loss on derivative financial instruments	-	-	-	23,724	-	23,724	-	23,724
Unrecognized losses and prior service pension cost, net	-	-	-	763	-	763	-	763

Comprehensive Income						12,908	(3,423)	9,485

Exercise of stock options	-	(4,372)	-	-	11,775	7,403	-	7,403
Tax benefit from stock options exercised	-	1,898	-	-	-	1,898	-	1,898
Share based compensation expense	-	5,223	-	-	-	5,223	-	5,223
Funding of Employee Stock Option Plan	-	206	-	-	1,132	1,338	-	1,338
Treasury shares purchased	-	-	-	-	(41,423)	(41,423)	-	(41,423)
RSU distributions	-	(3,678)	-	-	2,730	(948)	-	(948)
RSU dividends	-	34	(34)	-	-	-	-	-
Cash dividends ($0.05 per share)	-	-	(7,316)	-	-	(7,316)	-	(7,316)
Balance at March 31, 2010	$1,628	$194,806	$2,137,952	$34,607	$(557,805)	$1,811,188	$71,430	$1,882,618

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).  The year-end consolidating balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year.  These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (DENTSPLY or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2009.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2009, except as may be indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12.7 million and $13.3 million at March 31, 2010 and December 31, 2009, respectively.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for variable interest entities (“VIE”).  The new guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE.  The Company adopted this guidance on January 1, 2010, and the adoption did not have a material impact on the Company’s financial position and results of operations.

The Company consolidates all VIE where the Company has determined that it has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in either the significant risks or rewards of the VIE.  The Company continually reassesses VIE to determine if consolidation is appropriate.

Revisions in Classification

Certain revisions in classification have been made to prior years’ data in order to conform to current year presentation.

NOTE 2 – STOCK COMPENSATION

The Company maintains the 2002 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.”  Awards are granted at exercise prices that are equal to the closing stock price on the date of grant.  The Company authorized grants under the plan of 14.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 1993, 1998, and 2002 Plans, subject to adjustment as follows:  each January, if 7% of the total outstanding common shares of the Company exceed 14.0 million, the excess becomes available for grant under the Plan.  No more than 2.0 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year.

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

At the date of grant, the Company uses the Black-Scholes option-pricing model to estimate the fair value of the non-qualified stock options. The assumptions used to calculate the fair value of the awards granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock based compensation expense and the tax related benefit for the three months ended March 31, 2010 and 2009:

(in millions)	2010	2009

Stock option expense	$2.9	$2.9
RSU expense	2.0	1.5
Total stock based compensation expense	$4.9	$4.4

Total related tax benefit	$1.4	$1.1

The remaining unamortized compensation cost related to non-qualified stock options is $16.0 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years. The unamortized compensation cost related to RSU is $11.6 million, which will be expensed over the remaining restricted period of the RSU, or 1.9 years.

The following table reflects the non-qualified stock option transactions from December 31, 2009 through March 31, 2010:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2009	12,038	$28.34	$94,148	8,682	$26.78	$80,839
Granted	18	34.30
Exercised	(393)	18.86
Forfeited	(25)	36.57

March 31, 2010	11,638	$28.64	$84,074	8,337	$27.17	$71,859

The weighted average remaining contractual term of all outstanding options is 6.3 years and the weighted average remaining contractual term of exercisable options is 4.8 years.

The following table summarizes the unvested restricted stock unit and RSU dividend transactions from December 31, 2009 through March 31, 2010:

	Unvested Restricted Stock and Stock Dividend Units
		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2009	662	$31.94
Granted	236	32.80
Vested	(199)	31.22
Forfeited	(6)	32.46

Unvested at March 31, 2010	693	$32.44

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in accumulated other comprehensive income (“AOCI”), net of tax, in the consolidated balance sheets for the three months ended March 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009

Net income	$62,191	$59,930
Other comprehensive (loss) income:
Foreign currency translation adjustments	(77,193)	(80,186)
Net gain on derivative financial instruments	23,724	42,471
Amortization of unrecognized losses and prior year service pension cost	763	1,979
Total other comprehensive loss	(52,706)	(35,736)

Total comprehensive income	9,485	24,194

Comprehensive loss attributable to the noncontrolling interests	(3,423)	(6,240)

Comprehensive income attributable to DENTSPLY International	$12,908	$30,434

During the quarter ended March 31, 2010, foreign currency translation adjustments included currency translation losses of $81.2 million partially offset by gains of $4.0 million on the Company’s loans designated as hedges of net investments.  During the quarter ended March 31, 2009, foreign currency translation adjustments included currency translation losses of $89.9 million partially offset by gains of $9.7 million on the Company’s loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net gains on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	March 31,	December 31,
(in thousands)	2010	2009

Foreign currency translation adjustments	$146,694	$220,116
Net loss on derivative financial instruments	(90,076)	(113,800)
Unrecognized losses and prior year service pension cost	(22,011)	(22,774)
	$34,607	$83,542

The cumulative foreign currency translation adjustments included translation gains of $253.5 million and $327.8 million as of March 31, 2010 and December 31, 2009, respectively, offset by losses of $106.8 million and $107.7 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2010	2009

Net income attributable to DENTSPLY International	$61,843	$61,743

Common shares outstanding	146,776	148,514

Earnings per common share - basic	$0.42	$0.42

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$61,843	$61,743

Common shares outstanding	146,776	148,514
Incremental shares from assumed exercise of dilutive options	2,518	1,191
Total shares	149,294	149,705

Earnings per common share - diluted	$0.41	$0.41

Options to purchase 3.0 million shares of common stock that were outstanding during the three months ended March 31, 2010, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 8.1 million antidilutive shares of common stock outstanding during the three months ended March 31, 2009.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the three months ended March 31, 2010 of $7.7 million, net of cash acquired, was related to two acquisitions and one earn-out payment on an acquisition from 2008. The purchase agreement for one acquisition provides for an additional payment to be made based upon the operating performance of the business; however, the Company does not expect the additional payment to be material to the financial statements. The results of operations for the two businesses have been included in the accompanying financial statements since the effective date of the respective transaction. The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  The Company expects to finalize the purchase price allocations for the two acquisitions in the second quarter of 2010, and does not expect the adjustments to be material to the financial statements.  As of March 31, 2010, the Company has recorded a total of $4.3 million in goodwill related to the unallocated portions of the respective purchase prices, and all of this goodwill is associated with the Canada/Latin America/Endodontics/Orthodontics segment.

As discussed in Note 1, Significant Accounting Policies, the Company adopted the new accounting guidance for VIE.  The adoption has not changed the Company’s prior conclusion that all current VIE should be consolidated.  Under the new accounting guidance for VIE, the Company believes it is the primary beneficiary for all the VIE since the Company directs the activities that most significantly impacts the economic performance of the VIE and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  The consolidation of the VIE net assets is immaterial to the Company’s financial position with most of the net assets recorded in goodwill and identifiable intangible assets.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended March 31, 2010 and 2009.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the Company’s most recently filed Form10-K in the summary of significant accounting policies.  The Company measures segment income for reporting purposes as operating income before restructuring and other costs, interest expense, interest income, other income and expenses and income taxes.

United States, Germany and Certain Other European Regions Consumable Businesses

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

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for certain small equipment, chairside consumable products, certain laboratory products and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in France, Italy, Asia and Australia. This business group also includes the responsibility for sales and distribution for certain laboratory products, implants products and bone substitution/grafting materials for Austria.  It also is responsible for sales and distribution for certain small equipment and chairside consumable products, certain laboratory products, implant products and bone substation/grafting materials in certain other European countries.  In addition this business group also includes the manufacturing and sale of Orthodontic products and certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

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

Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, sales and distribution for most laboratory products, excluding certain countries mentioned previously, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States; France, Italy, Austria, and certain other Eastern European countries; Asia; and Australia.  This business group is also responsible for most of the Company’s non-dental business.

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

The following tables set forth information about the Company’s operating groups for the three months ended March 31, 2010 and 2009:

Third Party Net Sales
(in thousands)	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$134,974	$124,913
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	110,285	105,128
Canada/Latin America/Endodontics/ Orthodontics	156,620	144,680
Dental Laboratory Business/ Implants/Non-Dental	145,111	133,018
All Other (a)	(1,046)	(790)
Total	$545,944	$506,949

Third Party Net Sales, Excluding Precious Metal Content
(in thousands)	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$134,974	$124,913
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	102,209	97,400
Canada/Latin America/Endodontics/ Orthodontics	156,030	144,039
Dental Laboratory Business/ Implants/Non-Dental	105,319	100,088
All Other (a)	(1,046)	(790)
Total excluding precious metal content	497,486	465,650
Precious metal content	48,458	41,299
Total including precious metal content	$545,944	$506,949

(a) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales
(in thousands)	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$26,217	$23,080
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	3,619	3,384
Canada/Latin America/Endodontics/ Orthodontics	25,320	28,598
Dental Laboratory Business/ Implants/Non-Dental	26,680	26,956
All Other (a)	44,003	38,326
Eliminations	(125,839)	(120,344)
Total	$-	$-

Segment Operating Income
(in thousands)	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$44,861	$33,922
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	(129)	2,900
Canada/Latin America/Endodontics/ Orthodontics	48,022	50,058
Dental Laboratory Business/ Implants/Non-Dental	22,462	22,257
All Other (b)	(21,212)	(21,392)
Segment operating income	94,004	87,745
Reconciling Items:
Restructuring and other costs	(4,680)	(1,570)
Interest expense	(5,720)	(6,153)
Interest income	787	1,956
Other expense, net	(945)	(917)
Income before income taxes	$83,446	$81,061

(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.
(b) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	March 31,	December 31,
(in thousands)	2010	2009

U.S., Germany and Certain Other European
Regions Consumable Businesses	$594,274	$602,272
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	372,012	388,831
Canada/Latin America/Endodontics/
Orthodontics	839,298	809,924
Dental Laboratory Business/
Implants/Non-Dental	932,312	973,764
All Other (a)	248,851	313,141
Total	$2,986,747	$3,087,932

(a) Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At March 31, 2010 and December 31, 2009, the cost of $8.7 million, or 2.9%, and $7.8 million, or 2.7%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.  The inventory valuation reserves were $32.8 million and $31.9 million as of March 31, 2010 and December 31, 2009, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2010 and December 31, 2009 by $4.3 million and $4.0 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009

Finished goods	$181,232	$178,721
Work-in-process	54,383	53,056
Raw materials and supplies	65,583	59,863
	$301,198	$291,640

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 31, 2010 and 2009, respectively:

Defined Benefit Plans
(in thousands)	2010	2009

Service cost	$2,015	$2,006
Interest cost	2,143	1,919
Expected return on plan assets	(1,152)	(958)
Amortization of transition obligation	31	57
Amortization of prior service cost	20	34
Amortization of net loss	241	403

Net periodic benefit cost	$3,298	$3,461

Other Postretirement Plans
(in thousands)	2010	2009

Service cost	$14	$13
Interest cost	153	156
Amortization of net loss	69	50

Net periodic benefit cost	$236	$219

The following sets forth the information related to the funding of the Company’s benefit plans for 2010:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual at March 31, 2010	$1,933	$(61)
Projected for the remainder of the year	6,708	1,168
Total for year	$8,641	$1,107

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2010 and 2009, the Company recorded restructuring costs of $0.8 million and $1.2 million, respectively.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.  These costs primarily consist of employee severance costs.

During 2010 and 2009, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of March 31, 2010, the Company’s restructuring accruals were as follows:

	Severance
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance at December 31, 2009	$5,302	$3,240	$-	$8,542
Provisions and adjustments	(25)	-	642	617
Amounts applied	(1,350)	(909)	(385)	(2,644)
Balance at March 31, 2010	$3,927	$2,331	$257	$6,515

	Lease/Contract Terminations
	2008 and
(in thousands)	Prior Plans	Total

Balance at December 31, 2009	$1,125	$1,125
Provisions and adjustments	-	-
Amounts applied	-	-
Balance at March 31, 2010	$1,125	$1,125

	Other Restructuring Costs
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance at December 31, 2009	$112	$16	$-	$128
Provisions and adjustments	9	77	55	141
Amounts applied	(47)	(88)	-	(135)
Balance at March 31, 2010	$74	$5	$55	$134

   The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	March 31,
(in thousands)	2009	Adjustments	Applied	2010

United States, Germany and Certain Other European Regions Consumable Businesses	$1,278	$462	$(202)	$1,538
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	84	124	(124)	84
Canada/Latin America/Endodontics/ Orthodontics	639	(2)	(637)	-
Dental Laboratory Business/ Implants/Non-Dental	7,794	174	(1,816)	6,152
	$9,795	$758	$(2,779)	$7,774

Other Costs

During the three months ended March 31, 2010 and 2009, the Company recorded other costs of $3.9 million and $0.4 million, respectively.  Other costs for the three months ended March 31, 2010 and 2009 are primarily related to impairments of long-term assets and several legal matters.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Certain of the Company's inventory purchases are denominated in foreign currencies, which expose the Company to market risk associated with foreign currency exchange rate movements.  The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts.  These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss.  In addition, the Company's investments in foreign subsidiaries are denominated in foreign currencies, which create exposures to changes in foreign currency exchange rates.  The Company uses debt and derivatives denominated in the applicable foreign currency as a means of hedging a portion of this risk.

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of March 31, 2010, the Company has two groups of significant variable interest rate to fixed interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in September 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in September 2012.  A third group of swaps which had a notional amount of $150.0 million, and effectively converted underlying variable interest rates to a fixed interest rate of 3.9% for a term of two years, matured on March 15, 2010.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

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

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At March 31, 2010, the Company had swaps in place to purchase 303 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,196 per troy ounce.  In addition, the Company had swaps in place to purchase 57,366 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $16 per troy ounce.

The following tables summarize the fair value of the Company’s cash flow hedges at March 31, 2010.

	Notional Amounts		Fair Value (Liability) Asset
Foreign Exchange Forward Contracts	2009	2010	2010
(in thousands)

Forward sale, 12.0 million Australian dollars	$10,043	$944	$(586)
Forward sale, 3.6 million Brazilian reais	1,997	-	(75)
Forward purchase, 8.4 million British pounds	(10,254)	(2,502)	127
Forward sale, 20.0 million Canadian dollars	16,581	3,112	(888)
Forward sale, 5.0 million Danish kroner	917	-	10
Forward purchase, 49.1 million euros	(66,410)	-	558
Forward sale, 251.1 million Japanese yen	2,687	-	301
Forward sale, 102.7 million Mexican pesos	8,330	-	(184)
Forward purchase, 1.0 million Norwegian kroner	(169)	-	(2)
Forward sale, 565.4 million South Korean won	500	-	2
Forward purchase, 6.6 million Swiss francs	(6,316)	-	21

Total foreign exchange forward contracts	$(42,094)	$1,554	$(716)

	Notional Amount					Fair Value Liability
Interest Rate Swaps	2010	2011	2012	2013	2014 and Beyond	2010
(in thousands)

Euro	$1,603	$1,278	$1,278	$1,278	$4,154	$(878)
Japanese yen	-	-	134,323	-	-	(2,975)
Swiss francs	-	-	61,834	-	-	(4,033)
Total interest rate swaps	$1,603	$1,278	$197,435	$1,278	$4,154	$(7,886)

			Fair Value
	Notional Amount		Asset
Commodity Contracts	2010	2011	2010
(in thousands)

Silver swap - U.S. dollar	$(906)	$(101)	$101
Platinum swap - U.S. dollar	(499)	-	134
Total commodity contracts	$(1,405)	$(101)	$235

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries.  The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates.  Currently, the Company uses non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure.  Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

During the first quarter of 2010, the Company entered into new cross currency basis swaps of Swiss francs 100.0 million and Swiss francs 55.5 million (collectively the “Swiss Swaps”). The Swiss Swaps mature on February 2013, and the Company pays three month Swiss franc LIBOR and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts. The Swiss franc and Euro cross currency basis swaps are designated as net investment hedges of the Swiss and Euro denominated net assets.  The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in AOCI, net of tax effects.

The fair value of all the cross currency basis swap agreements is the estimated amount the Company would (pay) or receive at the reporting date, taking into account the effective interest rates and foreign exchange rates.  As of March 31, 2010 and December 31, 2009, the estimated net fair values of the swap agreements were negative $120.1 million and negative $176.6 million, respectively, which were recorded in AOCI, net of tax effects, and as other noncurrent liabilities and other noncurrent assets.

At March 31, 2010, the Company had Euro-denominated and Swiss franc-denominated debt and cross currency basis swaps to hedge the currency exposure related to a designated portion of the net assets of its European and Swiss subsidiaries.  At March 31, 2010 and December 31, 2009, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $61.0 million and $111.1 million, respectively, which are included in AOCI, net of tax effects.

The following tables summarize the fair value of the Company’s hedges of net investments in foreign operations at March 31, 2010.

	Notional Amount				Fair Value Liability
Cross Currency Basis Swaps	2010	2011	2012	2013	2010
(in thousands)

Swiss franc 592.5 million @ $1.17 pay CHF 3mo. LIBOR rec. USD 3mo. LIBOR	$-	$76,484	$53,843	$433,314	$56,224
Euros 358.0 million @ $1.17 pay EUR 3mo. LIBOR rec. USD 3mo. LIBOR	146,151	-	-	338,313	63,883
Total cross currency basis swaps	$146,151	$76,484	$53,843	$771,627	$120,107

As of March 31, 2010, deferred net losses on derivative instruments of $2.6 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$307	$9	$1,140	$122
Commodity contracts	235	-	-	-
Interest rate swaps	-	-	4,731	2,277
Cross currency basis swaps	-	-	19,234	100,873
Total	$542	$9	$25,105	$103,272

Not Designated as Hedges

Foreign exchange forward contracts	$845	$-	$615	$-
Interest rate swaps	-	-	126	752
Total	$845	$-	$741	$752

	December 31, 2009
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$598	$5	$1,010	$16
Commodity contracts	293	-	-	-
Interest rate swaps	-	-	6,130	2,775
Cross currency basis swaps	-	-	52,411	124,210
Total	$891	$5	$59,551	$127,001

Not Designated as Hedges

Foreign exchange forward contracts	$556	$-	$409	$-
Interest rate swaps	-	-	-	882
Total	$556	$-	$409	$882

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	(Loss) Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate swaps	$(577)	Interest expense	$(2,164)
Foreign exchange forward contracts	(521)	Cost of products sold	73
Foreign exchange forward contracts	17	SG&A expenses	94
Commodity contracts	123	Cost of products sold	258
Total	$(958)		$(1,739)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate swaps	Other expense, net	$297
Foreign exchange forward contracts	Interest expense	(89)
Foreign exchange forward contracts	Interest expense	(3)
Commodity contracts	Interest expense	(7)
Total		$198

Three Months Ended March 31, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate swaps	$694	Interest expense	$(1,450)
Foreign exchange forward contracts	210	Cost of products sold	1,097
Foreign exchange forward contracts	125	SG&A expenses	80
Commodity contracts	860	Cost of products sold	(530)
Total	$1,889		$(803)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Losses	in Income
Interest rate swaps	Other expense, net	$(14)
Foreign exchange forward contracts	Interest expense	(76)
Foreign exchange forward contracts	Interest expense	(42)
Commodity contracts	Interest expense	(18)
Total		$(150)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
		Classification	Recognized
(in thousands)	Gain in AOCI	of Gains (Losses)	in Income
Cross currency basis swaps	$9,210	Interest income	$47
		Interest expense	(58)
Cross currency basis swaps	28,758	Interest expense	(657)
Total	$37,968		$(668)

Three Months Ended March 31, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
		Classification	Recognized
(in thousands)	Gain in AOCI	of Gains (Losses)	in Income
Cross currency basis swaps	$40,784	Interest income	$579
Cross currency basis swaps	25,772	Interest expense	(1,613)
Total	$66,556		$(1,034)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges not designated as derivatives for the three months ended March 31, 2010 and 2009:

	Classification	Three Months Ended
(in thousands)	of Losses	March 31, 2010
Foreign exchange forward contracts	Other expense, net	$(2,276)
Interest rate swaps	Interest expense	(148)
Total		$(2,424)

Derivatives Not Designated as Hedges

	Classification	Three Months Ended
(in thousands)	of Losses	March 31, 2009
Foreign exchange forward contracts	Other expense, net	$(16,644)
Interest rate swaps	Other expense, net	(2)
Interest rate swaps	Interest expense	(256)
Total		$(16,902)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three months ended March 31, 2010 and 2009:

(in thousands)	2010	2009

Beginning balance	$(4,799)	$(7,874)

Changes in fair value of derivatives	(661)	1,184
Reclassifications to earnings from equity	1,073	422
Total activity	412	1,606

Ending balance	$(4,387)	$(6,268)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three months ended March 31, 2010 and 2009:

(in thousands)	2010	2009

Beginning balance	$111,115	$77,585

Foreign currency translation adjustment	(74,319)	(85,485)
Changes in fair value of:
Foreign currency debt	898	9,727
Derivative hedge instruments	23,312	40,865
Total activity	(50,109)	(34,893)

Ending balance	$61,006	$42,692

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Accrued liabilities,”  and “Other noncurrent liabilities,” Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$405,017	$405,017	$-	$-
Commodity contracts	235	-	235	-
Foreign exchange forward contracts	1,161	-	1,161	-
Total assets	$406,413	$405,017	$1,396	$-

Liabilities
Interest rate swaps	$7,886	$-	$7,886	$-
Cross currency basis swaps	120,107	-	120,107	-
Foreign exchange forward contracts	1,877	-	1,877	-
Total liabilities	$129,870	$-	$129,870	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$450,348	$450,348	$-	$-
Commodity contracts	293	-	293	-
Foreign exchange forward contracts	1,159	-	1,159	-
Total assets	$451,800	$450,348	$1,452	$-

Liabilities
Interest rate swaps	$9,787	$-	$9,787	$-
Cross currency basis swaps	176,621	-	176,621	-
Foreign exchange forward contracts	1,435	-	1,435	-
Total liabilities	$187,843	$-	$187,843	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity contracts, interest rate swaps, and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedge of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

NOTE 12 – UNCERTAINTIES IN INCOME TAXES

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

NOTE 13 - FINANCING ARRANGEMENTS

On February 19, 2010, the Company received the proceeds of a $250.0 million Private Placement Note at a fixed rate of 4.11% for an average term of five years and a final maturity of six years.  On March 1, 2010 the Company entered into a term loan facility with PNC Bank for Swiss francs 65.0 million at a variable rate based upon three month Swiss franc LIBOR, which matures in March 2012.  The Company’s notes payable and current portion of long-term debt, as classified on the consolidated balance sheets, amounted to $18.9 million and $82.2 million at March 31, 2010 and December 31, 2009, respectively.

The Company estimates the carrying value of its total debt approximates its fair value of $476.5 million as of March 31, 2010 and $453.7 million as of December 31, 2009.  The interest rates on term loan debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte® teeth or products containing Trubyte® teeth.  The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims.  The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers.  The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws.  The District Court has granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims.  The Plaintiffs appealed the dismissal of these claims to the Third Circuit.  The Third Circuit issued its decision in April 2010 affirming the decision of the District Court.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery.  The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims.  The class is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures.  The Company filed a motion for decertification of the class and this motion was granted.  Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals has reversed the decertification decision of the trial Court.  The Company filed a Petition for Review of the Court of Appeals decision with the California Supreme Court.  In April 2010 the California Supreme Court denied the Company’s Petition.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water.  Plaintiffs have filed their Motion for class certification to which the Company has filed its response.  The Company also filed other motions, including a Motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing.  The Court granted this Motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices.  The plaintiffs have now filed another complaint in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives.  The Company has moved to dismiss this complaint.

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it.  The Company has filed separate motions to overturn the punitive damages verdict and the future damages verdict, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Company plans to file additional motions. DENTSPLY does not believe the outcome of this matter will have a material adverse effect on its financial position.

As of March 31, 2010, a reasonable estimate of a possible range of loss related to the above litigation cannot be made except as reflected above.  DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations on a US GAAP basis could be materially impacted.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The nature and geographic scope of the DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties.  In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar expression.

Investors are cautioned that forward-looking statements involve risks and uncertainties which may materially affect the Company's business and prospects, and should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s Form 10-K for the year ended December 31, 2009.  Investors are further cautioned that the risk factors in Item 1A, Part I of the Company’s Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

DENTSPLY believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of products for the dental market.  The Company is headquartered in the United States of America (“U.S.”) and operates in more than 120 other countries, principally through its foreign subsidiaries.  The Company also has strategically located distribution centers throughout the world to enable it to better serve its customers and increase its operating efficiency.  While the U.S. and Europe are the Company's largest markets, the Company serves all of the major professional dental markets worldwide.

Principal Products

The Company has three main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; and 3) Dental Specialty Products.

Dental consumable products consist of dental sundries and small equipment used in dental offices by general practitioners in the treatment of patients. The Company manufactures a wide variety of different dental sundry consumable products marketed under more than one hundred brand names.  DENTSPLY’s dental sundry products within this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride.  Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients.  DENTSPLY’s small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

Dental laboratory products are used in the preparation of dental appliances by dental laboratories.  DENTSPLY’s products within this category include dental prosthetics, artificial teeth, precious metal dental alloys, dental ceramics, and crown and bridge materials.  This category also includes fabricated dental appliances, computer aided design software and centralized manufacturing of frameworks. Equipment in this category includes computer aided machining ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings.  DENTSPLY’s products within this category include endodontic instruments and materials, implants and related products, bone grafting materials, 3D digital implantology, and orthodontic appliances and accessories.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal growth by geographic region; (2) constant currency growth by geographic region; (3) operating margins of each reportable segment including product pricing and controlling expenses; (4) the development, introduction and contribution of innovative new products; and (5) growth through acquisition.

The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition growth, which is defined as the net sales, for a period of twelve months following the transaction date, of businesses that have been acquired or divested.  The Company defines “constant currency growth” as internal growth plus net acquisition growth.

Management believes that an average internal growth rate of 4% to 6% is a long-term sustainable rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range in the near future due to the current economic conditions; however, history shows that growth in the dental industry typically performs better than the overall economy.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the dental market generally will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period.

The Company has always maintained its focus on minimizing costs and achieving operational efficiencies.  Management continues to evaluate the consolidation of operations or functions and reduce the cost of those operations and functions.  In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

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

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the Consolidated Statements of Operations.  With over 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar.  Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s gross profit and certain operating expenses.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2010 COMPARED TO QUARTER ENDED MARCH 31, 2009

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

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with the generally accepted accounting principles in the U.S. (“US GAAP”), and is therefore considered a non-US GAAP measure.  The Company provides the following reconciliation of net sales to net sales, excluding precious metal content.  The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Three Months Ended
	March 31,
(in millions)	2010	2009	$ Change	% Change

Net sales	$545.9	$506.9	$39.0	7.7%
Less: precious metal content of sales	48.4	41.3	7.1	17.2%
Net sales, excluding precious metal content	$497.5	$465.6	$31.9	6.8%

Net sales, excluding precious metal content, for the three months ended March 31, 2010 was $497.5 million, an increase of 6.8% over prior year first quarter.  The change in net sales, excluding precious metal content, was driven by constant currency growth of 2.7%, and currency translation of 4.1%.  The constant currency sales growth included internal growth of 2.5%.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, increased 0.9% in the United States in the first quarter of 2010 on both a constant currency basis and an internal growth basis.  Internal growth was primarily driven by growth in dental consumable products.

Europe

Net sales, excluding precious metal content, in Europe increased 3.0% in the first quarter of 2010 on a constant currency basis, including 2.4% of internal growth.  Internal growth was primarily driven by strong growth in dental consumables and non-dental products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 6.0% on both a constant currency basis and an internal growth basis.  Internal growth was primarily driven by strong growth in dental specialty and dental consumable products, which were partially offset by lower sales in dental laboratory products.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$282.0	$265.7	$16.3	6.1%
Gross profit as a percentage of net sales, including precious metal content	51.7%	52.4%
Gross profit as a percentage of net sales, excluding precious metal content	56.7%	57.1%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 0.4 percentage points for the three months ended March 31, 2010 compared to 2009. The decrease is the result of unfavorable product mix and movements in foreign currencies, partially offset by improved product pricing. Additionally, the 2009 results included the roll-off of inventory step-up from acquisition-related activities, which negatively impacted the 2009 gross margin percentage, excluding precious metal content.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2010	2009	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$188.0	$178.0	$10.0	5.6%
Restructuring and other costs	$4.7	$1.6	$3.1	NM

SG&A as a percentage of net sales, including precious metal content	34.4%	35.1%
SG&A as a percentage of net sales, excluding precious metal content	37.8%	38.2%

NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased to 37.8% in the first quarter of 2010 from 38.2% in the first quarter of 2009.  Expenses continue to be tightly controlled as the Company focuses on reducing certain discretionary costs and various fixed costs to maintain an efficient cost structure; however certain costs, such as commissions and other variable costs, are returning to more normal levels in 2010.

Restructuring and Other Costs

During the three months ended March 31, 2010, the Company recorded restructuring and other costs of $4.7 million.  These costs are primarily related to several legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. In 2009, the Company incurred costs of $1.6 million primarily related to new and ongoing restructuring plans. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Three Months Ended
	March 31,
(in millions)	2010	2009	Change

Net interest expense	$4.9	$4.2	$0.7
Other expense, net	1.0	0.9	0.1
Net interest and other expense	$5.9	$5.1	$0.8

Net Interest Expense

Net interest expense for the three months ended March 31, 2010 increased by $0.7 million from the three months ended March 31, 2009 as the Company experienced slightly higher average interest rates and average debt balances as well as significantly lower interest rates earned on investments. Interest expense decreased by $0.5 million as slightly higher average interest rates on the Company’s debt were offset by a slightly lower average negative interest differential spread on the Company’s cross currency swaps.  Interest income decreased $1.2 million as the interest rates on Euro investment balances decreased while the average Euro investment balance was higher in the current year than the prior year.

Other Expense, Net

Other expense in the 2010 period included approximately $0.5 million of currency transaction losses and $0.5 million of other non-operating costs. The 2009 period included $0.6 million of currency transaction losses and $0.3 million of other non-operating costs.

Income Taxes and Net Income

	Three Months Ended
	March 31,
(in millions, except per share data)	2010	2009	$ Change	% Change

Effective income tax rates	25.5%	26.1%

Net income attributable to DENTSPLY International	$61.8	$61.7	$0.1	0.2%
Earnings per common share:
Diluted	$0.41	$0.41

Income Taxes

The Company’s effective income tax rates for the first quarter 2010 and 2009 were 25.5% and 26.1%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $5.2 million and $1.4 million, respectively.  In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity, and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $4.2 million and $1.0 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provided adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, and (3) income tax related adjustments.  Adjusted earnings per diluted common share are calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

The Company believes that the presentation of adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share provides important supplemental information to management and investors seeking to understand the Company’s financial condition and results of operations.  The non-US GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Three Months Ended
	March 31, 2010
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$61,843	$0.41

Restructuring and other costs, net of tax and noncontrolling interests	2,791	0.02

Acquisition related activities, net of tax and noncontrolling interests	387	0.00

Income tax related adjustments	437	0.00

Rounding	-	0.01
Adjusted non-US GAAP earnings	$65,458	$0.44

	Three Months Ended
	March 31, 2009
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$61,743	$0.41

Restructuring and other costs, net of tax and noncontrolling interests	996	0.01

Acquisition related activities, net of tax and noncontrolling interests	1,119	0.01

Income tax related adjustments	282	0.00
Adjusted non-US GAAP earnings	$64,140	$0.43

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$135.0	$124.9	$10.1	8.1%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$102.2	$97.4	$4.8	4.9%

Canada/Latin America/Endodontics/Orthodontics	$156.0	$144.0	$12.0	8.3%

Dental Laboratory Business/Implants/Non-Dental	$105.3	$100.1	$5.2	5.2%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$44.9	$33.9	$11.0	32.4%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$(0.1)	$2.9	$(3.0)	NM

Canada/Latin America/Endodontics/Orthodontics	$48.0	$50.1	$(2.1)	(4.2)%

Dental Laboratory Business/Implants/Non-Dental	$22.5	$22.3	$0.2	0.9%

NM – Not meaningful

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased 8.1% during the three months ended March 31, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, increased 6.3% due to internal growth across most of the regions in this segment.  In addition, the first quarter of 2009 was impacted by lower sales in dental consumable products due to lower underlying demand for small equipment and some reductions in dealer inventories.

Operating income increased $11.0 million during the three months ended March 31, 2010 compared to 2009.  The increase was primarily attributable to internal sales growth and expense management.  Additionally, the 2009 results included the roll-off of inventory step-up from acquisition-related activities.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Austria, Central and Eastern Europe, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased 4.9% during the three months ended March 31, 2010 compared to 2009.  Net sales, excluding precious metal content, were favorably impacted by a weaker U. S. dollar in 2010. On a constant currency basis, net sales, excluding precious metal content, decreased by 1.8%.   The decrease was largely the result of lower sales in several geographies in the segment.

Operating income decreased $3.0 million during the three months ended March 31, 2010 compared to 2009, primarily related to unfavorable product mix.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased 8.3% during the three months ended March 31, 2010 compared to 2009.  Net sales, excluding precious metal content, were favorably impacted by a weaker U. S. dollar in 2010. On a constant currency basis, net sales, excluding precious metal content, increased by 3.5% mainly due to internal growth across most of the segment and acquisitions completed in 2010.

Operating income decreased $2.1 million during the three months ended March 31, 2010 compared to 2009.  The decrease was driven by increased sales and marketing costs within the segment.  Additionally, material purchases denominated in Japanese Yen negatively impacted operating income.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased 5.2% during the three months ended March 31, 2010 compared to 2009.  Net sales, excluding precious metal content, were favorably impacted by a weaker U. S. dollar in 2010. On a constant currency basis, net sales, excluding precious metal content, increased by 1.6%.   The increase was driven by the dental implant business and the improving dental laboratory business, excluding Europe.

Operating income for the three months ended March 31, 2010 improved slightly when compared to the same period in 2009.

CRITICAL ACCOUNTING POLICIES

There have been no other material changes to the Company’s disclosure in its Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2010

Cash flow from operating activities during the three months ended March 31, 2010 was $36.5 million compared to $10.6 million during the three months ended March 31, 2009. Net income increased by $2.3 million to $62.2 million. Improvements in working capital for 2010 were the primary reason for the increase in cash from operations.  Inventory and accounts receivable balances on a constant currency basis were positive contributors to the change in cash flow, while foreign exchange impacts resulted in higher absolute dollar balances in each category.  Reported days for inventory decreased while accounts receivable increased slightly.  When comparing the quarter over quarter changes in the consolidated statements of cash flows, increases in accounts payable and accruals were largely offset by increases in prepaid expenses and decreases in accrued taxes payable and deferred taxes.

Investing activities during the first three months of 2010 include capital expenditures of $8.0 million.  The Company expects that capital expenditures will be between $70.0 million and $80.0 million for the full year of 2010.  The acquisition related activity for the three months ended March 31, 2010 of $7.7 million was related to two acquisitions and one earn-out payment on a prior year acquisition.

At March 31, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 1.2 million shares for $41.4 million during the first three months of 2010 at an average price of $33.59.  As of March 31, 2010, the Company held 16.5 million shares of treasury stock.  The Company also received proceeds of $7.4 million as a result of the exercise of 0.4 million stock options during the three months ended March 31, 2010.

The Company’s long-term borrowings increased by a net of $10.0 million during the three months ended March 31, 2010. This change included net borrowings of $12.6 million during the first three months and a decrease of $2.6 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2010, the Company’s ratio of long-term debt to total capitalization increased to 19.8% compared to 19.2% at December 31, 2009.  Also in that same period, the Company’s cash, cash equivalents and short-term investments have decreased from $450.3 million to $405.0 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through May 9, 2010.  This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2010, the Company was in compliance with these covenants. The Company also has available an aggregate $250.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility.  The total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $500.0 million with $2.9 million outstanding under the multi-currency revolving facility.

The Company’s debt instruments that are supported by the multi-currency revolving credit facility have been classified as current until the Company replaces the May 2010 maturing facility.  Management’s intent is to replace the maturing facility, at least in part, in the second quarter of 2010.

On February 19, 2010, the Company entered into a Note Purchase Agreement (“Note”) with a group of initial purchasers through a private placement for $250.0 million aggregate principal amount of fixed rate 4.11% Senior Notes with an average maturity of five years and a final maturity in six years. This Note is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the existing $150.0 million U.S. Private Placement Note (“U.S. Note”) maturing March 15, 2010.  The new Note was used to refinance the existing U.S. Note at maturity as well as for general corporate purposes.

On March 1, 2010, the Company entered into a Term Loan Agreement (“Term Loan”) with PNC Bank providing for the issuance by the Company of Swiss francs 65.0 million aggregate principal amount of floating rate Senior Term Loan with a final maturity in March 2012. This Term Loan is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the existing multi-currency revolving credit agreement maturing May 9, 2010.  The new Term Loan was used to refinance a loan under the existing multi-currency revolving credit agreement.

The Company also has access to $70.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2010, the Company had $12.8 million outstanding under these short-term lines of credit.  At March 31, 2010, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $554.6 million.

The Company entered into new cross currency swaps of Swiss francs 100.0 million and Swiss francs 55.5 million on February 18, 2021 and March 1, 2010 respectively to replace maturing trades. The contracts are designated as net investment hedges.

At March 31, 2010, the Company held $108.2 million of precious metals on consignment from several financial institutions.  These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

Except for the new term loan facility with PNC Bank for Swiss francs 65.0 million discussed in Note 10, Financial Instruments and Derivatives, of the Notes to Unaudited Interim Consolidated Financial Statements, there have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2009. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Incorporated by reference to Part I, Item 1, Note 14, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

There have been no significant material changes to the risks factors as disclosed in the Company’s Form 10-K for the year ending December 31, 2009.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended March 31, 2010, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

January 1-31, 2010	-	$-	$-	1,292.6
February 1-28, 2010	578.4	32.91	19,033.0	879.1
March 1-31, 2010	654.7	34.20	22,389.6	5,477.6
	1,233.1	$33.59	$41,422.6

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
3.2	By-Laws, as amended
4.5	Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010
31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DENTSPLY International Inc.

/s/	Bret W. Wise	April 29, 2010
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	April 29, 2010
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer