Form 10-Q
period 2010-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2010-07-29
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 26, 2010, DENTSPLY International Inc. had 142,821,937 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$565,086	$552,832	$1,111,030	$1,059,781
Cost of products sold	277,491	267,164	541,397	508,381

Gross profit	287,595	285,668	569,633	551,400
Selling, general and administrative expenses	182,383	183,817	370,417	361,804
Restructuring and other costs	243	3,125	4,923	4,695

Operating income	104,969	98,726	194,293	184,901

Other income and expenses:
Interest expense	6,686	5,268	12,406	11,421
Interest income	(827)	(1,512)	(1,614)	(3,468)
Other expense (income), net	722	(50)	1,667	868

Income before income taxes	98,388	95,020	181,834	176,080
Provision for income taxes	25,042	24,440	46,297	45,571

Net income	73,346	70,580	135,537	130,509
Less: Net income (loss) attributable to the noncontrolling interests	960	381	1,308	(1,433)
Net income attributable to DENTSPLY International	$72,386	$70,199	$134,229	$131,942

Earnings per common share:
Basic	$0.50	$0.47	$0.92	$0.89
Diluted	$0.49	$0.47	$0.91	$0.88

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Weighted average common shares outstanding:
Basic	144,779	148,577	145,772	148,546
Diluted	146,939	150,057	148,048	149,822

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$340,347	$450,348
Accounts and notes receivables-trade, net	351,304	348,684
Inventories, net	284,394	291,640
Prepaid expenses and other current assets	113,197	127,124

Total Current Assets	1,089,242	1,217,796

Property, plant and equipment, net	399,077	439,619
Identifiable intangible assets, net	76,998	89,086
Goodwill, net	1,208,765	1,312,596
Other noncurrent assets, net	23,185	28,835

Total Assets	$2,797,267	$3,087,932

Liabilities and Equity
Current Liabilities:
Accounts payable	$106,864	$100,847
Accrued liabilities	192,203	249,169
Income taxes payable	11,380	12,366
Notes payable and current portion of long-term debt	11,927	82,174

Total Current Liabilities	322,374	444,556

Long-term debt	462,976	387,151
Deferred income taxes	73,779	72,524
Other noncurrent liabilities	196,728	276,743

Total Liabilities	1,055,857	1,180,974

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized;
162.8 million shares issued at June 30, 2010 and December 31, 2009	1,628	1,628
Capital in excess of par value	198,237	195,495
Retained earnings	2,202,130	2,083,459
Accumulated other comprehensive (loss) income	(55,678)	83,542
Treasury stock, at cost, 19.6 million shares at June 30, 2010 and 15.8 million shares at December 31, 2009	(670,603)	(532,019)
Total DENTSPLY International Equity	1,675,714	1,832,105

Noncontrolling interests	65,696	74,853

Total Equity	1,741,410	1,906,958

Total Liabilities and Equity	$2,797,267	$3,087,932

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:

Net income	$135,537	$130,509

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,438	26,373
Amortization	4,771	6,574
Deferred income taxes	(57)	4,379
Share-based compensation expense	10,238	9,723
Restructuring and other costs - noncash	363	328
Excess tax benefits from share-based compensation	(4,666)	(2,003)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(28,487)	(34,458)
Inventories, net	(9,111)	2,291
Prepaid expenses and other current assets	(16,549)	4,124
Accounts payable	12,603	(11,257)
Accrued liabilities	4,183	(10,261)
Income taxes payable	4,913	(9,878)
Other, net	7,292	(1,085)
Net cash provided by operating activities	150,468	115,359

Cash flows from investing activities:

Capital expenditures	(18,897)	(24,957)
Cash paid for acquisitions of businesses, net of cash acquired	(8,309)	(2,986)
Liquidation of short-term investments	-	214
Expenditures for identifiable intangible assets	(255)	(1,258)
Proceeds from sale of property, plant and equipment, net	279	998

Net cash used in investing activities	(27,182)	(27,989)

Cash flows from financing activities:

Net change in short-term borrowings	(5,237)	36,342
Cash paid for treasury stock	(176,630)	(9,778)
Cash dividends paid	(15,741)	(14,919)
Proceeds from long-term borrowings	250,000	-
Payments on long-term borrowings	(240,108)	(55,140)
Proceeds from exercise of stock options	25,845	5,850
Excess tax benefits from share-based compensation	4,666	2,003

Net cash used in financing activities	(157,205)	(35,642)

Effect of exchange rate changes on cash and cash equivalents	(76,082)	(3,848)

Net (decrease) increase in cash and cash equivalents	(110,001)	47,880

Cash and cash equivalents at beginning of period	450,348	203,991

Cash and cash equivalents at end of period	$340,347	$251,871

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(In thousands)
(unaudited)
				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income	Stock	Equity	Interests	Equity

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	-	-	131,942	-	-	131,942	(1,433)	130,509
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	9,907	-	9,907	1,245	11,152
Net gain on derivative financial instruments	-	-	-	7,631	-	7,631	-	7,631
Unrecognized losses and prior service pension cost, net	-	-	-	1,127	-	1,127	1	1,128

Comprehensive Income						150,607	(187)	150,420

Exercise of stock options	-	(6,386)	-	-	12,236	5,850	-	5,850
Tax benefit from stock options exercised	-	2,003	-	-	-	2,003	-	2,003
Share based compensation expense	-	9,723	-	-	-	9,723	-	9,723
Funding of Employee Stock Option Plan	-	(61)	-	-	1,407	1,346	-	1,346
Treasury shares purchased	-	-	-	-	(9,778)	(9,778)	-	(9,778)
RSU dividends	-	68	(68)	-	-	-	-	-
Cash dividends ($0.10 per share)	-	-	(14,855)	-	-	(14,855)	-	(14,855)
Balance at June 30, 2009	$1,628	$192,501	$1,955,977	$58,277	$(475,765)	$1,732,618	$71,504	$1,804,122

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	134,229	-	-	134,229	1,308	135,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(204,568)	-	(204,568)	(10,465)	(215,033)
Net gain on derivative financial instruments	-	-	-	63,672	-	63,672	-	63,672
Unrecognized losses and prior service pension cost, net	-	-	-	1,676	-	1,676	-	1,676

Comprehensive Income						(4,991)	(9,157)	(14,148)

Exercise of stock options	-	(8,213)	-	-	34,058	25,845	-	25,845
Tax benefit from stock options exercised	-	4,666	-	-	-	4,666	-	4,666
Share based compensation expense	-	10,238	-	-	-	10,238	-	10,238
Funding of Employee Stock Option Plan	-	207	-	-	1,132	1,339	-	1,339
Treasury shares purchased	-	-	-	-	(176,630)	(176,630)	-	(176,630)
RSU distributions	-	(4,234)	-	-	2,856	(1,378)	-	(1,378)
RSU dividends	-	78	(78)	-	-	-	-	-
Cash dividends ($0.10 per share)	-	-	(15,480)	-	-	(15,480)	-	(15,480)
Balance at June 30, 2010	$1,628	$198,237	$2,202,130	$(55,678)	$(670,603)	$1,675,714	$65,696	$1,741,410

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

Accounts and Notes Receivable-Trade

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $10.3 million and $13.3 million at June 30, 2010 and December 31, 2009, respectively.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for variable interest entities (“VIE”).  The new guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE.  The Company adopted this guidance on January 1, 2010, and the adoption did not have a material impact on the Company’s financial position and results of operations.

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

NOTE 2 – STOCK COMPENSATION

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.”  Awards are granted at exercise prices that are equal to the closing stock price on the date of grant.  The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows:  each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan.  No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year.

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

The following table represents total stock based compensation expense and the tax related benefit for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
(in millions)	2010	2009	2010	2009

Stock option expense	$2.9	$3.0	$5.8	$5.9
RSU expense	1.8	1.7	3.8	3.2
Total stock based compensation expense	$4.7	$4.7	$9.6	$9.1

Total related tax benefit	$1.5	$1.5	$2.9	$2.6

The remaining unamortized compensation cost related to non-qualified stock options is $13.6 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. The unamortized compensation cost related to RSU is $10.2 million, which will be expensed over the remaining restricted period of the RSU, or 1.7 years.

The following table reflects the non-qualified stock option transactions from December 31, 2009 through June 30, 2010:
	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2009	12,038	$28.34	$94,148	8,682	$26.78	$80,839
Granted	120	35.59
Exercised	(1,135)	22.77
Forfeited	(64)	34.28

June 30, 2010	10,959	$28.96	$37,622	7,652	$27.43	$33,196

The weighted average remaining contractual term of all outstanding options is 6.3 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes the unvested restricted stock units and RSU dividend transactions from December 31, 2009 through June 30, 2010:

	Unvested Restricted Stock and Stock Dividend Units
		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2009	662	$31.94
Granted	250	32.93
Vested	(200)	31.27
Forfeited	(6)	32.59

Unvested at June 30, 2010	706	$32.48

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in accumulated other comprehensive income (“AOCI”), net of tax, in the consolidated balance sheets for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

Net income	$73,346	$70,580	$135,537	$130,509
Other comprehensive (loss) income:
Foreign currency translation adjustments	(137,840)	91,338	(215,033)	11,152
Net gain (loss) on derivative financial instruments	39,948	(34,840)	63,672	7,631
Amortization of unrecognized losses and prior year service pension cost	913	(851)	1,676	1,128
Total other comprehensive (loss) income	(96,979)	55,647	(149,685)	19,911

Total comprehensive (loss) income	(23,633)	126,227	(14,148)	150,420

Comprehensive (loss) income attributable to the noncontrolling interests	(5,734)	6,053	(9,157)	(187)

Comprehensive (loss) income attributable to DENTSPLY
International	$(17,899)	$120,174	$(4,991)	$150,607

During the quarter ended June 30, 2010, foreign currency translation adjustments included currency translation losses of $134.2 million and losses of $3.6 million on the Company’s loans designated as hedges of net investments.  During the quarter ended June 30, 2009, foreign currency translation adjustments included currency translation gains of $95.6 million and losses of $4.3 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2010, foreign currency translation adjustments included currency translation losses of $212.3 million and losses of $2.7 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2009, foreign currency translation adjustments included currency translation gains of $5.8 million and gains of $5.4 million on the Company’s loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net gains on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	June 30,	December 31,
(in thousands)	2010	2009

Foreign currency translation adjustments	$15,548	$220,116
Net loss on derivative financial instruments	(50,128)	(113,800)
Unrecognized losses and prior year service pension cost	(21,098)	(22,774)
	$(55,678)	$83,542

The cumulative foreign currency translation adjustments included translation gains of $125.9 million and $327.8 million as of June 30, 2010 and December 31, 2009, respectively, partially offset by losses of $110.4 million and $107.7 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$72,386	$70,199	$134,229	$131,942

Common shares outstanding	144,779	148,577	145,772	148,546

Earnings per common share - basic	$0.50	$0.47	$0.92	$0.89

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$72,386	$70,199	$134,229	$131,942

Common shares outstanding	144,779	148,577	145,772	148,546
Incremental shares from assumed exercise of dilutive options	2,160	1,480	2,276	1,276
Total shares	146,939	150,057	148,048	149,822

Earnings per common share - diluted	$0.49	$0.47	$0.91	$0.88

Options to purchase 3.1 million and 3.2 million shares of common stock that were outstanding during the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 4.6 million and 7.8 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2009, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the six months ended June 30, 2010 of $8.3 million, net of cash acquired, was related to two acquisitions in 2010 and two earn-out payments on acquisitions from 2008 and 2005. The purchase agreement for one acquisition provides for an additional payment to be made based upon the operating performance of the business; however, the Company does not expect the additional payment to be material to the financial statements. The results of operations for the two businesses have been included in the accompanying financial statements since the effective date of the respective transaction. The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  As of June 30, 2010, the Company has recorded a total of $4.4 million in goodwill related to the unallocated portions of the respective purchase prices, and all of this goodwill is associated with the Canada/Latin America/Endodontics/Orthodontics segment.

As discussed in Note 1, Significant Accounting Policies, the Company adopted the accounting guidance for VIE.  The adoption has not changed the Company’s prior conclusion that all current VIE should be consolidated.  Under the new accounting guidance for VIE, the Company believes it is the primary beneficiary for all the VIE since the Company directs the activities that most significantly impacts the economic performance of the VIE and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  The consolidation of the VIE net assets is immaterial to the Company’s financial position with most of the net assets recorded in goodwill and identifiable intangible assets.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended June 30, 2010 and 2009.

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

The following tables set forth information about the Company’s operating groups for the three and six months ended June 30, 2010 and 2009:

Third Party Net Sales
	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$137,245	$139,600	$272,219	$264,512
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	121,601	118,860	231,886	223,988
Canada/Latin America/Endodontics/Orthodontics	170,715	157,306	327,335	301,986
Dental Laboratory Business/Implants/Non-Dental	136,265	137,833	281,375	270,851
All Other (a)	(740)	(767)	(1,785)	(1,556)
Total	$565,086	$552,832	$1,111,030	$1,059,781

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$137,245	$139,600	$272,219	$264,512
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa, Pacific Rim Businesses	112,509	109,690	214,718	207,090
Canada/Latin America/Endodontics/Orthodontics	170,011	156,558	326,041	300,596
Dental Laboratory Business/Implants/Non-Dental	100,255	106,446	205,573	206,534
All Other (a)	(740)	(767)	(1,785)	(1,556)
Total excluding precious metal content	519,280	511,527	1,016,766	977,176
Precious metal content	45,806	41,305	94,264	82,605
Total including precious metal content	$565,086	$552,832	$1,111,030	$1,059,781

(a) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales
	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$30,846	$23,649	$57,063	$46,729
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	5,037	3,063	8,656	6,447
Canada/Latin America/Endodontics/Orthodontics	29,357	24,219	54,677	52,817
Dental Laboratory Business/Implants/Non-Dental	30,915	28,193	57,595	55,149
All Other (a)	45,081	43,021	89,084	81,347
Eliminations	(141,236)	(122,145)	(267,075)	(242,489)
Total	$-	$-	$-	$-

Segment Operating Income
	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$49,654	$42,824	$94,515	$76,746
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	5,536	4,624	5,407	7,525
Canada/Latin America/Endodontics/Orthodontics	49,141	45,468	97,163	95,525
Dental Laboratory Business/Implants/Non-Dental	22,495	23,934	44,957	46,190
All Other (b)	(21,614)	(14,999)	(42,826)	(36,390)
Segment operating income	105,212	101,851	199,216	189,596

Reconciling Items:
Restructuring and other costs	(243)	(3,125)	(4,923)	(4,695)
Interest expense	(6,686)	(5,268)	(12,406)	(11,421)
Interest income	827	1,512	1,614	3,468
Other expense (income), net	(722)	50	(1,667)	(868)
Income before income taxes	$98,388	$95,020	$181,834	$176,080

(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.
(b) Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	June 30,	December 31,
(in thousands)	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$565,160	$602,272
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	369,423	388,831
Canada/Latin America/Endodontics/Orthodontics	833,268	809,924
Dental Laboratory Business/Implants/Non-Dental	853,237	973,764
All Other (a)	176,179	313,141
Total	$2,797,267	$3,087,932

(a) Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At June 30, 2010 and December 31, 2009, the cost of $8.1 million, or 2.9%, and $7.8 million, or 2.7%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $31.7 million and $31.9 million as of June 30, 2010 and December 31, 2009, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2010 and December 31, 2009 by $4.2 million and $4.0 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Finished goods	$171,770	$178,721
Work-in-process	51,389	53,056
Raw materials and supplies	61,235	59,863
	$284,394	$291,640

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2010 and 2009, respectively:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

Service cost	$1,918	$2,061	$3,933	$4,067
Interest cost	2,014	1,979	4,157	3,898
Expected return on plan assets	(1,116)	(981)	(2,268)	(1,939)
Amortization of transition obligation	28	59	59	116
Amortization of prior service cost	24	35	44	69
Amortization of net loss	234	415	475	818

Net periodic benefit cost	$3,102	$3,568	$6,400	$7,029

Other Postretirement Plans	Three Months Ended		Six Months Ended
(in thousands)	2010	2009	2010	2009

Service cost	$14	$14	$29	$27
Interest cost	153	155	306	311
Amortization of net loss	69	51	137	101

Net periodic benefit cost	$236	$220	$472	$439

The following sets forth the information related to the funding of the Company’s benefit plans for 2010:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual at June 30, 2010	$3,751	$(7)
Projected for the remainder of the year	4,921	1,114
Total for year	$8,672	$1,107

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2010, the Company recorded restructuring costs of $0.2 million and $1.0 million, respectively.  During the three and six months ended June 30, 2009, the Company recorded restructuring costs of $3.1 million and $4.3 million, respectively.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.  These costs primarily consist of employee severance costs.

During 2010 and 2009, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of June 30, 2010, the Company’s restructuring accruals were as follows:

	Severance
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance at December 31, 2009	$5,301	$3,240	$-	$8,541
Provisions and adjustments	(128)	-	956	828
Amounts applied	(2,091)	(1,345)	(817)	(4,253)
Balance at June 30, 2010	$3,082	$1,895	$139	$5,116

	Lease/Contract Terminations
	2008 and
(in thousands)	Prior Plans	Total

Balance at December 31, 2009	$1,093	$1,093
Provisions and adjustments	-	-
Amounts applied	(32)	(32)
Balance at June 30, 2010	$1,061	$1,061

	Other Restructuring Costs
	2008 and
(in thousands)	Prior Plans	2009 Plans	Total

Balance at December 31, 2009	$112	$16	$128
Provisions and adjustments	45	138	183
Amounts applied	(67)	(154)	(221)
Balance at June 30, 2010	$90	$-	$90

The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	June 30,
(in thousands)	2009	Adjustments	Applied	2010

United States, Germany and Certain Other European Regions Consumable Businesses	$1,245	$485	$(504)	$1,226
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	84	116	(116)	84
Canada/Latin America/Endodontics/Orthodontics	639	-	(639)	-
Dental Laboratory Business/Implants/Non-Dental	7,794	410	(3,247)	4,957
	$9,762	$1,011	$(4,506)	$6,267

Other Costs

During the six months ended June 30, 2010 and 2009, the Company recorded other costs of $3.9 million and $0.4 million, respectively.  Other costs for the six months ended June 30, 2010 and 2009 are primarily related to impairments of long-term assets and several legal matters.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of June 30, 2010, the Company has two groups of significant variable interest rate to fixed interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in September 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in September 2012.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

 The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory.  In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies.  The forward contracts that are used in these programs typically mature in twelve months or less.  For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in AOCI until the hedged item is recognized in earnings.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At June 30, 2010, the Company had swaps in place to purchase 135 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,225 per troy ounce.  In addition, the Company had swaps in place to purchase 34,419 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $16 per troy ounce.

The following tables summarize the fair value of the Company’s cash flow hedges at June 30, 2010.

	Notional Amounts			Fair Value Asset (Liability)
Foreign Exchange Forward Contracts	2010	2011	2012	2010
(in thousands)

Forward sale, 12.5 million Australian dollars	$6,871	$3,464	$235	$16
Forward purchase, 5.8 million British pounds	(6,279)	(2,464)	-	763
Forward sale, 26.0 million Canadian dollars	12,833	10,540	1,063	750
Forward sale, 5.1 million Danish kroner	837	-	-	1
Forward purchase, 77.4 million euros	(106,668)	11,840	-	1,108
Forward purchase, 24.0 million Japanese yen	3,267	(3,539)	-	88
Forward sale, 102.7 million Mexican pesos	7,986	-	-	72
Forward purchase, 1.0 million Norwegian kroner	(156)	-	-	(2)
Forward sale, 1.0 million Singapore dollars	702	-	-	(52)
Forward sale, 1.3 billion South Korean won	1,025	-	-	(8)
Forward purchase, 40.2 million Swiss francs	(37,296)	-	-	539

Total foreign exchange forward contracts	$(116,878)	$19,841	$1,298	$3,275

	Notional Amount					Fair Value Liability
Interest Rate Swaps	2010	2011	2012	2013	2014 and Beyond	2010
(in thousands)

Euro	$1,145	$1,158	$1,158	$1,158	$3,762	$(768)
Japanese yen	-	-	141,732	-	-	(2,653)
Swiss francs	-	-	60,319	-	-	(3,726)
Total interest rate swaps	$1,145	$1,158	$203,209	$1,158	$3,762	$(7,147)

			Fair Value
	Notional Amount		Asset
Commodity Contracts	2010	2011	2010
(in thousands)

Silver swap - U.S. dollar	$(539)	$(108)	$89
Platinum swap - U.S. dollar	(207)	-	42
Total commodity contracts	$(746)	$(108)	$131

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

The fair value of all the cross currency basis swap agreements is the estimated amount the Company would (pay) or receive at the reporting date, taking into account the effective interest rates and foreign exchange rates.  As of June 30, 2010 and December 31, 2009, the estimated net fair values of the swap agreements were negative $61.8 million and negative $176.6 million, respectively, which were recorded in AOCI, net of tax effects, and as other noncurrent liabilities and other noncurrent assets.

At June 30, 2010, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries.  The accumulated translation impact on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs and Japanese yen, net of these net investment hedges, was a loss of $33.6 million as of June 30, 2010 and a gain of $111.1 million as of December 31, 2009, which are included in AOCI, net of tax effects.

The following tables summarize the fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at June 30, 2010.

	Notional Amount				Fair Value Liability
Cross Currency Basis Swaps	2010	2011	2012	2013	2010
(in thousands)

Swiss franc 592.5 million @ $1.17 pay CHF three month LIBOR rec. USD three month LIBOR	$-	$74,610	$52,524	$422,699	$(42,805)
Euros 358.0 million @ $1.17 pay EUR three month LIBOR rec. USD three month LIBOR	132,381	-	-	306,438	(18,957)
Total cross currency basis swaps	$132,381	$74,610	$52,524	$729,137	$(61,762)

As of June 30, 2010, deferred net losses on derivative instruments of $0.7 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$2,483	$806	$111	$-
Commodity contracts	131	-	-	-
Interest rate swaps	-	-	4,977	1,402
Cross currency basis swaps	-	-	5,680	56,082
Total	$2,614	$806	$10,768	$57,484

Not Designated as Hedges

Foreign exchange forward contracts	$995	$-	$898	$-
Interest rate swaps	-	-	113	655
Total	$995	$-	$1,011	$655

	December 31, 2009
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$598	$5	$1,010	$16
Commodity contracts	293	-	-	-
Interest rate swaps	-	-	6,130	2,775
Cross currency basis swaps	-	-	52,411	124,210
Total	$891	$5	$59,551	$127,001

Not Designated as Hedges

Foreign exchange forward contracts	$556	$-	$409	$-
Interest rate swaps	-	-	-	882
Total	$556	$-	$409	$882

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three and six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging			Effective Portion
	(Loss) Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(302)	Interest expense	$(1,075)
Foreign exchange forward contracts	3,425	Cost of products sold	(48)
Foreign exchange forward contracts	679	SG&A expenses	124
Commodity contracts	48	Cost of products sold	182
Total	$3,850		$(817)

Three Months Ended June 30, 2010

Derivatives in Cash Flow Hedging		Ineffective Portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(104)
Foreign exchange forward contracts	Interest expense	(195)
Foreign exchange forward contracts	Interest expense	-
Commodity contracts	Interest expense	2
Total		$(297)

Three Months Ended June 30, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	(Loss) Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(2,068)	Interest expense	$(1,892)
Foreign exchange forward contracts	(468)	Cost of products sold	310
Foreign exchange forward contracts	755	SG&A expenses	115
Commodity contracts	262	Cost of products sold	(375)
Total	$(1,519)		$(1,842)

Three Months Ended June 30, 2009

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(87)
Foreign exchange forward contracts	Interest expense	(105)
Foreign exchange forward contracts	Interest expense	(6)
Commodity contracts	Interest expense	(12)
Total		$(210)

Six Months Ended June 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	(Loss) Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(879)	Interest expense	$(3,239)
Foreign exchange forward contracts	2,903	Cost of products sold	25
Foreign exchange forward contracts	697	SG&A expenses	218
Commodity contracts	171	Cost of products sold	440
Total	$2,892		$(2,556)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$192
Foreign exchange forward contracts	Interest expense	(284)
Foreign exchange forward contracts	Interest expense	(3)
Commodity contracts	Interest expense	(6)
Total		$(101)

Six Months Ended June 30, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	(Loss) Gain	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(1,373)	Interest expense	$(3,342)
Foreign exchange forward contracts	(258)	Cost of products sold	1,407
Foreign exchange forward contracts	880	SG&A expenses	194
Commodity contracts	1,122	Cost of products sold	(904)
Total	$371		$(2,645)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(102)
Foreign exchange forward contracts	Interest expense	(181)
Foreign exchange forward contracts	Interest expense	(48)
Commodity contracts	Interest expense	(29)
Total		$(360)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$13,809	Interest income	$173
		Interest expense	(22)
Cross currency interest rate swaps	45,645	Interest expense	(464)
Total	$59,454		$(313)

Three Months Ended June 30, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
	Loss	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(27,869)	Interest income	$634
Cross currency interest rate swaps	(29,301)	Interest expense	(831)
Total	$(57,170)		$(197)

Six Months Ended June 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$23,019	Interest income	$220
		Interest expense	(79)
Cross currency interest rate swaps	74,403	Interest expense	(1,121)
Total	$97,422		$(980)

Six Months Ended June 30, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$12,914	Interest income	$1,213
Cross currency interest rate swaps	(3,529)	Interest expense	(2,443)
Total	$9,385		$(1,230)

The following tables summarize the consolidated statement of operations impact of the Company’s derivatives not designated as hedges for the three and six months ended June 30, 2010 and 2009:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended	Six Months Ended
(in thousands)	of Gains (Losses)	June 30, 2010	June 30, 2010
Foreign exchange forward contracts	Other expense, net	$(8,601)	$(10,878)
Interest rate contracts	Interest expense	(31)	(179)
Total		$(8,632)	$(11,057)

Derivatives Not Designated as Hedging
	Classification	Three Months Ended	Six Months Ended
(in thousands)	of Gains (Losses)	June 30, 2009	June 30, 2009
Foreign exchange forward contracts	Other expense, net	$731	$(15,913)
Interest rate contracts	Other expense, net	-	(2)
Interest rate contracts	Interest expense	(10)	(266)
Total		$721	$(16,181)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Beginning balance	$(4,387)	$(6,268)	$(4,799)	$(7,874)

Changes in fair value of derivatives	2,933	(830)	2,272	354
Reclassifications to earnings from equity	510	1,093	1,583	1,515
Total activity	3,443	263	3,855	1,869

Ending balance	$(944)	$(6,005)	$(944)	$(6,005)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, net of tax)	2010	2009	2010	2009

Beginning balance	$61,006	$42,692	$111,115	$77,585

Foreign currency translation adjustment	(127,527)	89,998	(201,846)	4,512
Changes in fair value of:
Foreign currency debt	(3,620)	(4,314)	(2,722)	5,414
Derivative hedge instruments	36,505	(35,103)	59,817	5,762
Total activity	(94,642)	50,581	(144,751)	15,688

Ending balance	$(33,636)	$93,273	$(33,636)	$93,273

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Accrued liabilities,”  and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010

(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$340,384	$340,384	$-	$-
Commodity contracts	131	-	131	-
Foreign exchange forward contracts	4,284	-	4,284	-
Total assets	$344,799	$340,384	$4,415	$-

Liabilities
Interest rate swaps	$7,147	$-	$7,147	$-
Cross currency basis swaps	61,762	-	61,762	-
Foreign exchange forward contracts	1,009	-	1,009	-
Total liabilities	$69,918	$-	$69,918	$-

	December 31, 2009

(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$450,348	$450,348	$-	$-
Commodity contracts	293	-	293	-
Foreign exchange forward contracts	1,159	-	1,159	-
Total assets	$451,800	$450,348	$1,452	$-

Liabilities
Interest rate swaps	$9,787	$-	$9,787	$-
Cross currency basis swaps	176,621	-	176,621	-
Foreign exchange forward contracts	1,435	-	1,435	-
Total liabilities	$187,843	$-	$187,843	$-

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

The commodity contracts, interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedges of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

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

NOTE 13 - FINANCING ARRANGEMENTS

On February 19, 2010, the Company received the proceeds of a $250.0 million Private Placement Note at a fixed rate of 4.11% for an average term of five years and a final maturity of six years.  On March 1, 2010 the Company entered into a term loan facility with PNC Bank for Swiss francs 65.0 million at a variable rate based upon three month Swiss franc LIBOR, which matures in March 2012.  The Company’s notes payable and current portion of long-term debt, as classified on the consolidated balance sheets, amounted to $12.0 million and $82.2 million at June 30, 2010 and December 31, 2009, respectively.

On May 7, 2010 the Company entered into a $200.0 million multi-currency revolving credit agreement with eight lenders for a period of three years maturing May 7, 2013.  The multi-currency revolving credit agreement replaced the $500.0 million multi-currency revolving credit agreement which matured May 9, 2010.  As a consequence of the smaller multi-currency revolving credit agreement, the Company also reduced its U.S. dollar Commercial Paper facility to $200.0 million in May, 2010.

The Company estimates the fair value of its total debt as compared to its carrying value as $482.6 million and $474.9 million, respectively, as of June 30, 2010.  As of December 31, 2009, the fair value approximated the carrying value, which was $474.9 million.  The interest rate on the Company’s $250.0 million Private Placement Note is fixed rate at 4.11%, and the fair value is based on the interest rates as of June 30, 2010. The interest rates on term loan debt and commercial paper are variable and therefore the fair value of these instruments approximates their carrying values.

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

Subsequent to the filing of the Department of Justice Complaint in 1999, a private party putative class action was filed based on allegations similar to those in the Department of Justice case, on behalf of dental laboratories who purchased Trubyte® teeth or products containing Trubyte® teeth.  The District Court granted the Company’s Motion on the lack of standing of the laboratory class action to pursue damage claims.  The Plaintiffs appealed this decision to the Third Circuit and the Court largely upheld the decision of the District Court in dismissing the Plaintiffs’ damages claims against DENTSPLY, with the exception of allowing the Plaintiffs to pursue a damage claim based on a theory of resale price maintenance between the Company and its tooth dealers.  The Plaintiffs then filed an amended complaint in the District Court asserting that DENTSPLY and its tooth dealers, and the dealers among themselves, engaged in a conspiracy to violate the antitrust laws.  The District Court granted the Motions filed by DENTSPLY and the dealers, to dismiss Plaintiffs’ claims, except for the resale price maintenance claims.  The Plaintiffs appealed the dismissal of these claims to the Third Circuit and the Third Circuit has affirmed the decision of the District Court.  Following the Third Circuit Court’s decision, the Plaintiffs have dismissed their complaint with prejudice, bringing to a conclusion all of the private party antitrust cases involving the Company’s challenged tooth distribution practice.

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery.  The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims.  The class is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures.  The Company filed a motion for decertification of the class and this motion was granted.  Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals reversed the decertification decision of the trial Court.  The Company filed a Petition for Review of the Court of Appeals decision with the California Supreme Court.  The California Supreme Court denied the Company’s Petition.  This case has been remanded to and is pending in the San Francisco County Court.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water.  Plaintiffs have filed their Motion for class certification to which the Company has filed its response.  The Company also filed other motions, including a Motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing.  The Court granted this Motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices, leaving Dr. Goldman as a putative class representative in Pennsylvania.  The plaintiffs have now filed another complaint in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives.  The Company has moved to dismiss this complaint.

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it.  The Company has filed a number of separate motions to overturn various aspects of the verdict, including the punitive and future damages, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Court has ruled on one of the Company’s post-trial Motions, denying the Company’s Motion to set aside the New Mexico Unfair Practices Act verdict.  DENTSPLY does not believe the outcome of this matter will have a material adverse effect on its financial position.

As of June 30, 2010, a reasonable estimate of a possible range of loss related to the above litigation cannot be made except as reflected above.  DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

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

Investors are cautioned that forward-looking statements should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s Form 10-K for the year ended December 31, 2009.  Investors are further cautioned that the risk factors in Item 1A, Part I of the Company’s Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty and has no obligation to update forward-looking statements.

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

The Company has always maintained its focus on minimizing costs and achieving operational efficiencies.  Management continues to evaluate the consolidation of operations or functions to reduce the cost of those operations and functions.  In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

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

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations.  With over 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar.  Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s gross profit, certain operating expenses, interest expense, interest income, other expense and other income.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2010 COMPARED TO QUARTER ENDED JUNE 30, 2009

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

	Three Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Net sales	$565.1	$552.8	$12.3	2.2%
Less: precious metal content of sales	45.8	41.3	4.5	10.9%
Net sales, excluding precious metal content	$519.3	$511.5	$7.8	1.5%

Net sales, excluding precious metal content, for the three months ended June 30, 2010 was $519.3 million, an increase of 1.5% over the second quarter of 2009.  The change in net sales, excluding precious metal content, was driven by constant currency growth of 2.8%, partially offset by currency translation of 1.3%.  The constant currency sales growth included internal growth of 2.5%.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, were flat for the second quarter of 2010 compared to the second quarter of 2009.  Flat internal growth was the result of positive growth in dental specialty products, driven primarily by dental implants, and positive growth in the non-dental products, offset by modestly lower sales from the other product categories in this region.

Europe

Net sales, excluding precious metal content, in Europe increased 5.2% in the second quarter of 2010 on a constant currency basis, including 4.4% of internal growth.  Internal growth was primarily driven by growth in the dental consumables, dental specialty and non-dental products and a business recovery in the CIS markets, which experienced customer liquidity constraints during 2009.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 3.7% on both a constant currency basis and an internal growth basis.  Internal growth was driven by growth across all product categories.  These geographic regions were also impacted by lower dealer inventory levels in 2010 compared to the 2009.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$287.6	$285.7	$1.9	0.7%
Gross profit as a percentage of net sales, including precious metal content	50.9%	51.7%
Gross profit as a percentage of net sales, excluding precious metal content	55.4%	55.8%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 0.4 percentage points for the three months ended June 30, 2010 compared to 2009. The decrease was the result of unfavorable product mix partially offset by product pricing. Additionally, the 2009 results included the roll-off of inventory step-up from acquisition-related activities, which negatively impacted the 2009 gross profit as a percentage of net sales, excluding precious metal content.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$182.4	$183.8	$(1.4)	(0.8)%
Restructuring and other costs	$0.2	$3.1	$(2.9)	NM

SG&A as a percentage of net sales, including precious metal content	32.3%	33.3%
SG&A as a percentage of net sales, excluding precious metal content	35.1%	35.9%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased to 35.1% in the second quarter of 2010 from 35.9% in the second quarter of 2009.  Expenses continue to be tightly controlled, and the Company benefited from prior year expense reductions on certain discretionary costs and various fixed costs.

Restructuring and Other Costs

During the three months ended June 30, 2010, the Company recorded restructuring and other costs of $0.2 million.  These costs are related to new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. In 2009, the Company incurred costs of $3.1 million primarily related to new and ongoing restructuring plans. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Three Months Ended
	June 30,
(in millions)	2010	2009	Change

Net interest expense	$5.9	$3.8	$2.1
Other expense (income), net	0.7	(0.1)	0.8
Net interest and other expense	$6.6	$3.7	$2.9

Net Interest Expense

Net interest expense for the three months ended June 30, 2010 increased by $2.1 million from the three months ended June 30, 2009 as the Company recorded a credit risk adjustment to outstanding derivatives and experienced higher average interest rates and average debt balances as well as significantly lower interest rates earned on investments. Interest expense increased by $1.4 million due to a credit risk adjustment to outstanding derivatives, higher average interest rates on higher average debt balances and slightly worse negative interest differential on the Company’s cross currency swaps.  Interest income decreased $0.7 million as the interest rates on euro investment balances decreased while the average euro investment balance was higher in the current year than the prior year.

Other Expense, Net

Other expense in the 2010 period included approximately $1.4 million of currency transaction losses and $0.7 million of other non-operating income. The 2009 period included $0.2 million of currency transaction gains and $0.1 million of other non-operating costs.

Income Taxes and Net Income

	Three Months Ended
	June 30,
(in millions, except per share data)	2010	2009	$ Change	% Change

Effective income tax rates	25.5%	25.7%

Net income attributable to DENTSPLY International	$72.4	$70.2	$2.2	3.1%
Earnings per common share:
Diluted	$0.49	$0.47

Income Taxes

The Company’s effective income tax rates for the second quarter 2010 and 2009 were 25.5% and 25.7%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, provisions for a credit risk adjustment to outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $1.4 million and $0.1 million, respectively.  In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $4.3 million and $1.0 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provided adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, (3) a credit risk adjustment to outstanding derivatives, and (4) income tax related adjustments.  Adjusted earnings per diluted common share are calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Three Months Ended
	June 30, 2010
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$72,386	$0.49
Restructuring and other costs, net of tax and noncontrolling interests	219	0.00
Credit risk adjustment to outstanding derivatives, net of tax	732	0.00
Income tax related adjustments	571	0.00
Rounding	-	0.01
Adjusted non-US GAAP earnings	$73,908	$0.50

	Three Months Ended
	June 30, 2009
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$70,199	$0.47
Restructuring and other costs, net of tax and noncontrolling interests	2,185	0.01
Acquisition related activities, net of tax and noncontrolling interests	519	0.00
Income tax related adjustments	212	0.00
Rounding	-	0.01
Adjusted non-US GAAP earnings	$73,115	$0.49

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content
	Three Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$137.2	$139.6	$(2.4)	(1.7)%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$112.5	$109.7	$2.8	2.6%

Canada/Latin America/Endodontics/Orthodontics	$170.0	$156.6	$13.4	8.6%

Dental Laboratory Business/Implants/Non-Dental	$100.3	$106.4	$(6.1)	(5.7)%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$49.7	$42.8	$6.9	16.1%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$5.5	$4.6	$0.9	19.7%

Canada/Latin America/Endodontics/Orthodontics	$49.1	$45.5	$3.6	7.9%

Dental Laboratory Business/Implants/Non-Dental	$22.5	$23.9	$(1.4)	(6.0)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, decreased $2.4 million, or negative 1.7%, during the three months ended June 30, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, were flat.  The decrease was attributable to the negative currency impact from the weakening of the euro.

Operating income increased $6.9 million during the three months ended June 30, 2010 compared to 2009.  The increase was primarily attributable to the improvements in gross profit, which were the result of improved manufacturing performance and an increase in sales price.  Additionally, gross profit was also favorably impacted in 2010 as the 2009 results included $1 million for the roll-off of inventory step-up from acquisition-related activities.  A reduction in selling, general administrative expenses also benefited the segment by $1 million.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $2.8 million, or 2.6%, during the three months ended June 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased 3.6% when compared to the same period in 2009.  Net sales, excluding precious metal content, were favorably impacted by $5 million due to the business recovery in the CIS markets and growth in Europe, the Middle East and Africa businesses partially offset by lower sales of $1 million in the Pacific Rim businesses and the negative impact of translation of $1 million.

Operating income increased $0.9 million during the three months ended June 30, 2010 compared to 2009, primarily related to the increase in sales volume.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $13.4 million, or 8.6%, during the three months ended June 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased by $11 million, when compared to the same period in 2009.  Of the $11 million, $9 million was attributable to increase sales related to dental specialty products and Latin America and acquisition-related activities contributed $2 million.

Operating income increased $3.6 million during the three months ended June 30, 2010 compared to 2009.  The increase was attributable to higher sales and improved manufacturing performance for dental specialty products, partially offset by incremental investments to promote dental specialty products.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $6.1 million, or negative 5.7%, during the three months ended June 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, decreased $1 million when compared to the same period in 2009 due to lower sales in the dental laboratory business.

Operating income for the three months ended June 30, 2010 decreased $1.4 million due to lower sales in the dental laboratory business offset by continued growth in dental implant products.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Six Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Net sales	$1,111.0	$1,059.8	$51.2	4.8%
Less: precious metal content of sales	94.2	82.6	11.6	14.0%
Net sales, excluding precious metal content	$1,016.8	$977.2	$39.6	4.1%

Net sales, excluding precious metal content, for the six months ended June 30, 2010 was $1,016.8 million, an increase of 4.1% over prior year amount.  The change in net sales, excluding precious metal content, was driven by constant currency growth of 2.8%, and currency translation of 1.3%.  The constant currency sales growth included internal growth of 2.5%.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, increased 0.4% on a constant currency basis and internal growth basis as compared to the six months ended 2009.  This growth was driven by dental consumable, dental implants and non-dental products.

Europe

Net sales, excluding precious metal content, in Europe increased 4.1% in the second quarter of 2010 on a constant currency basis, including 3.4% of internal growth.  Internal growth was primarily driven by growth in the dental consumables, dental specialty and non-dental products and a business recovery in the CIS markets, which experienced customer liquidity constraints during 2009.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 4.7% on both a constant currency basis and an internal growth basis.  Internal growth was driven by growth in dental specialty and dental consumable products.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$569.6	$551.4	$18.2	3.3%
Gross profit as a percentage of net sales, including precious metal content	51.3%	52.0%
Gross profit as a percentage of net sales, excluding precious metal content	56.0%	56.4%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 0.4 percentage points for the six months ended June 30, 2010 compared to 2009. The decrease was the result of unfavorable product mix partially offset by product pricing. Additionally, the 2009 results included the roll-off of inventory step-up from acquisition-related activities, which negatively impacted the 2009 gross profit as a percentage of net sales, excluding precious metal content.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$370.4	$361.8	$8.6	2.4%
Restructuring and other costs, net	$4.9	$4.7	$0.2	4.9%

SG&A as a percentage of net sales, including precious metal content	33.3%	34.1%
SG&A as a percentage of net sales, excluding precious metal content	36.4%	37.0%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased to 36.4% in the second quarter of 2010 from 37.0% in the second quarter of 2009.  Expenses continue to be tightly controlled, and the Company benefited from prior year expense reductions on certain discretionary costs and various fixed costs.

Restructuring and Other Costs

During the six months ended June 30, 2010, the Company recorded restructuring and other costs of $4.9 million.  These costs are primarily related to several legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. In 2009, the Company incurred costs of $4.7 million primarily related to new and ongoing restructuring plans.

The 2010 restructuring plans and the ongoing benefits associated with these plans were immaterial to the current period as well as future periods.  The majority of the benefits of the 2008 and 2009 restructuring plans have been incorporated into the Company’s results.  While certain restructuring plans continue to be executed, the future benefits of these plans on the Company’s results would be immaterial in the period realized. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Six Months Ended
	June 30,
(in millions)	2010	2009	Change

Net interest expense	$10.8	$8.0	$2.8
Other expense, net	1.7	0.8	0.9
Net interest and other expense	$12.5	$8.8	$3.7

Net Interest Expense

Net interest expense for the six months ended June 30, 2010 increased by $2.8 million from the six months ended June 30, 2009 as the Company recorded a credit risk adjustment to outstanding derivatives, experienced higher average interest rates and average debt balances as well as significantly lower interest rates earned on investments. Interest expense increased by $0.9 million due to a credit risk adjustment to outstanding derivatives, higher average interest rates on higher average debt balances, which were offset by a slightly lower average negative interest differential spread on the Company’s cross currency swaps.  Interest income decreased $1.9 million as the interest rates on euro investment balances decreased while the average euro investment balance was higher in the current year than the prior year.

Other Expense, Net

Other expense in the 2010 period included approximately $1.9 million of currency transaction losses and $0.2 million of other non-operating income. The 2009 period included $0.4 million of currency transaction losses and $0.4 million of other non-operating costs.

Income Taxes and Net Income

	Six Months Ended
	June 30,
(in millions, except per share data)	2010	2009	$ Change	% Change

Effective income tax rates	25.5%	25.9%

Net income attributable to DENTSPLY International	$134.2	$131.9	$2.3	1.7%
Earnings per common share:
Diluted	$0.91	$0.88

Income Taxes

The Company’s effective income tax rates for the six months ended 2010 and 2009 were 25.5% and 25.9%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity, provisions for a credit risk adjustment to outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $6.6 million and $1.4 million, respectively.  In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs acquisition related activity, and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $8.5 million and $2.1 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provided adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, (3) a credit risk adjustment to outstanding derivatives and (4) income tax related adjustments.  Adjusted earnings per diluted common share are calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Six Months Ended
	June 30, 2010
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$134,229	$0.91
Restructuring and other costs, net of tax and noncontrolling interests	3,010	0.02
Credit risk adjustment to outstanding derivatives	732	0.00
Acquisition related activities, net of tax and noncontrolling interests	388	0.00
Income tax related adjustments	1,007	0.01
Adjusted non-US GAAP earnings	$139,366	$0.94

	Six Months Ended
	June 30, 2009
	Income	Diluted Per
	(Expense)	Common Share

Net income attributable to DENTSPLY International	$131,942	$0.88
Restructuring and other costs, net of tax and noncontrolling interests	3,181	0.02
Acquisition related activities, net of tax and noncontrolling interests	1,638	0.01
Income tax related adjustments	495	0.00
Rounding	-	0.01
Adjusted non-US GAAP earnings	$137,256	$0.92

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$272.2	$264.5	$7.7	2.9%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$214.7	$207.1	$7.6	3.7%

Canada/Latin America/Endodontics/Orthodontics	$326.0	$300.6	$25.4	8.5%

Dental Laboratory Business/Implants/Non-Dental	$205.6	$206.5	$(1.0)	(0.5)%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$94.5	$76.7	$17.8	23.2%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$5.4	$7.5	$(2.1)	(28.1)%

Canada/Latin America/Endodontics/Orthodontics	$97.2	$95.5	$1.7	1.8%

Dental Laboratory Business/Implants/Non-Dental	$45.0	$46.2	$(1.2)	(2.6)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $7.7 million, or 2.9% during the six months ended June 30, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, increased 3.1%.  The increase was primarily due to strong sales growth in the European consumable markets.

Operating income increased $17.8 million during the six months ended June 30, 2010 compared to 2009.  The increase was primarily attributable to higher sales volume in the European consumable markets and improved manufacturing performance.  Additionally, the 2009 results included $4 million from the roll-off of inventory step-up from acquisition-related activities.  A reduction in selling, general administrative expenses also benefited the segment by $3 million.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $7.6 million, or 3.7%, during the six months ended June 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased 1.1% when compared to the same period in 2009.  Net sales, excluding precious metal content, were favorably impacted by the positive impact from translation of $5 million from the strengthening of the Australian dollar, the Japanese Yen and other currencies in the Pacific Rim.  Additionally, net sales, excluding precious metal content, increased by $2 million due to the recovery in the CIS markets and increased sales in Middle East and Africa businesses, partially offset by lower sales in the Pacific Rim businesses.

Operating income decreased $2.1 million during the six months ended June 30, 2010 compared to 2009 due to higher expenses in the Pacific Rim businesses partially offset by the recovery of the CIS markets.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $25.4 million or 8.5% during the six months ended June 30, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, increased by $17 million when compared to the same period in 2009.  Of the $17 million, $12 million was attributable to increased sales related to dental specialty products and Canada, and acquisition-related activity contributed $4 million.

Operating income increased $1.7 million during the six months ended June 30, 2010 compared to 2009.  The increase was attributable to higher sales and improved manufacturing performance for dental specialty products partially offset by incremental investments to promote dental specialty products and lower gross profit margins in Latin America.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $1.0 million, or negative 0.5%, during the six months ended June 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, were flat.  Low single digit growth in the dental implants business was offset by lower sales in the dental laboratory business.

Operating income for the six months ended June 30, 2010 decreased $1.2 million due to lower sales in the dental laboratory business partially mitigated by expense reductions throughout the segment.

CRITICAL ACCOUNTING POLICIES

There have been no other material changes to the Company’s disclosure in its Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2010

Cash flow from operating activities during the six months ended June 30, 2010 was $150.5 million compared to $115.4 million during the six months ended June 30, 2009. Net income increased by $5.0 million to $135.5 million. Improvements in working capital of $28.8 million during 2010 were the primary reason for the increase in cash from operations. Accounts payable, accruals and accounts receivable balances on a constant currency basis were positive contributors to the change in cash flow. Increases in inventory and prepaid expenses partly offset the benefits from accounts payable, accruals and accounts receivable.  On a constant currency basis, as of June 30, 2010, reported days for inventory and accounts receivable increased by one day each to 100 days and 57 days, respectively, as compared to December 31, 2010.

Investing activities during the first six months of 2010 include capital expenditures of $18.9 million.  The Company expects that capital expenditures will be between $50.0 million and $60.0 million for the full year of 2010.  The acquisition related activity for the six months ended June 30, 2010 of $8.3 million was related to two acquisitions and two earn-out payments on a prior year acquisition.

At June 30, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 5.1 million shares for $176.6 million during the first six months of 2010 at an average price of $34.44.  As of June 30, 2010, the Company held 19.6 million shares of treasury stock.  The Company also received proceeds of $25.8 million as a result of the exercise of 1.1 million of stock options during the six months ended June 30, 2010.

The Company’s long-term borrowings increased by a net of $12.1 million during the six months ended June 30, 2010. This change included net borrowings of $9.9 million during the first six months and an increase of $2.2 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2010, the Company’s ratio of long-term debt to total capitalization increased to 21.1% compared to 19.2% at December 31, 2009.  Also in that same period, the Company’s cash and cash equivalents and short-term investments have decreased from $450.3 million to $340.4 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $200.0 million through May 7, 2013.  This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2010, the Company was in compliance with these covenants. The Company also has available an aggregate $200.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility.  The total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $200.0 million with $1.7 million outstanding under the multi-currency revolving facility.

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

On May 7, 2010, the Company entered into a multi-currency revolving credit agreement (“Revolver”) with a syndicate of eight lenders with a final maturity in May 2013. This Revolver is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the previous multi-currency revolving credit agreement which matured May 9, 2010.

The Company also has access to $66.7 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2010, the Company had $9.1 million outstanding under these short-term lines of credit.  At June 30, 2010, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $255.9 million.

The Company entered into new cross currency swaps of Swiss francs 100.0 million and Swiss francs 55.5 million on February 18, 2021 and March 1, 2010 respectively to replace maturing trades. The contracts are designated as net investment hedges.

At June 30, 2010, the Company held $112.8 million of precious metals on consignment from several financial institutions.  These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

Except for the new term loan facility with PNC Bank for Swiss francs 65.0 million and the new multicurrency revolving credit facility discussed in Note 13, Financial Instruments and Derivatives, of the Notes to Unaudited Interim Consolidated Financial Statements, there have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2009. The Company expects on an ongoing basis, to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent six months to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June 30, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended June 30, 2010, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

April 1-30, 2010	-	$-	$-	6,126.6
May 1-31, 2010	3,683.1	34.98	128,843.8	2,508.1
June 1-30, 2010	212.0	30.02	6,363.3	2,355.0
	3,895.1	$34.71	$135,207.1

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
10.20	2010 Equity Incentive Plan
30	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DENTSPLY International Inc.

/s/	Bret W. Wise	July 29, 2010
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	July 29, 2010
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer