Form 10-Q
period 2010-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2010-10-28
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 25, 2010, DENTSPLY International Inc. had 142,099,209 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$541,815	$531,203	$1,652,845	$1,590,984
Cost of products sold	269,001	259,473	810,399	767,854

Gross profit	272,814	271,730	842,446	823,130
Selling, general and administrative expenses ("SG&A")	182,057	177,579	552,474	539,383
Restructuring and other costs	338	1,210	5,261	5,905

Operating income	90,419	92,941	284,711	277,842

Other income and expenses:
Interest expense	5,999	5,456	18,406	16,877
Interest income	(1,268)	(858)	(2,883)	(4,326)
Other expense (income), net	585	491	2,252	1,359

Income before income taxes	85,103	87,852	266,936	263,932
Provision for income taxes	21,288	19,999	67,585	65,570

Net income	63,815	67,853	199,351	198,362
Less: Net income (loss) attributable to the noncontrolling interests	162	370	1,470	(1,062)
Net income attributable to DENTSPLY International	$63,653	$67,483	$197,881	$199,424

Earnings per common share:
Basic	$0.45	$0.45	$1.37	$1.34
Diluted	$0.44	$0.45	$1.35	$1.33

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average common shares outstanding:
Basic	142,501	148,547	144,670	148,546
Diluted	144,063	150,638	146,679	150,077

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$534,243	$450,348
Accounts and notes receivables-trade, net	366,789	348,684
Inventories, net	318,071	291,640
Prepaid expenses and other current assets	112,454	127,124

Total Current Assets	1,331,557	1,217,796

Property, plant and equipment, net	423,802	439,619
Identifiable intangible assets, net	79,701	89,086
Goodwill, net	1,304,938	1,312,596
Other noncurrent assets, net	55,158	28,835

Total Assets	$3,195,156	$3,087,932

Liabilities and Equity
Current Liabilities:
Accounts payable	$100,663	$100,847
Accrued liabilities	224,624	249,169
Income taxes payable	19,335	12,366
Notes payable and current portion of long-term debt	7,290	82,174

Total Current Liabilities	351,912	444,556

Long-term debt	592,376	387,151
Deferred income taxes	74,238	72,524
Other noncurrent liabilities	300,074	276,743

Total Liabilities	1,318,600	1,180,974

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2010 and December 31, 2009	1,628	1,628
Capital in excess of par value	202,482	195,495
Retained earnings	2,258,531	2,083,459
Accumulated other comprehensive income (loss)	41,820	83,542
Treasury stock, at cost, 20.7 million shares at September 30, 2010 and 15.8 million shares at December 31, 2009	(700,980)	(532,019)
Total DENTSPLY International Equity	1,803,481	1,832,105

Noncontrolling interests	73,075	74,853

Total Equity	1,876,556	1,906,958

Total Liabilities and Equity	$3,195,156	$3,087,932

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:

Net income	$199,351	$198,362

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,022	40,118
Amortization	7,097	9,227
Deferred income taxes	2,672	9,655
Share-based compensation expense	14,769	14,778
Restructuring and other costs - noncash	363	328
Excess tax benefits from share-based compensation	(4,784)	(2,921)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(16,768)	(23,166)
Inventories, net	(20,799)	10,670
Prepaid expenses and other current assets	(6,305)	248
Accounts payable	(2,390)	(9,699)
Accrued liabilities	13,710	1,621
Income taxes payable	10,395	(546)
Other, net	8,557	(3,311)
Net cash provided by operating activities	248,890	245,364

Cash flows from investing activities:

Capital expenditures	(29,566)	(43,282)
Cash paid for acquisitions of businesses, net of cash acquired	(21,997)	(2,986)
Liquidation of short-term investments	-	219
Expenditures for identifiable intangible assets	(291)	(128)
Proceeds from sale of property, plant and equipment, net	509	2,143

Net cash used in investing activities	(51,345)	(44,034)

Cash flows from financing activities:

Net change in short-term borrowings	(10,367)	(1,482)
Cash paid for treasury stock	(208,535)	(21,253)
Cash dividends paid	(23,052)	(22,383)
Proceeds from long-term borrowings	363,700	-
Payments on long-term borrowings	(240,385)	(57,150)
Proceeds from exercise of stock options	26,932	9,451
Excess tax benefits from share-based compensation	4,784	2,921

Net cash used in financing activities	(86,923)	(89,896)

Effect of exchange rate changes on cash and cash equivalents	(26,727)	17,943

Net increase in cash and cash equivalents	83,895	129,377

Cash and cash equivalents at beginning of period	450,348	203,991

Cash and cash equivalents at end of period	$534,243	$333,368

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

		Capital in		Accumulated Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	-	-	199,424	-	-	199,424	(1,062)	198,362
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	76,518	-	76,518	4,567	81,085
Net loss on derivative financial instruments	-	-	-	(21,422)	-	(21,422)	-	(21,422)
Unrecognized losses and prior service pension cost, net	-	-	-	431	-	431	-	431

Comprehensive Income						254,951	3,505	258,456

Exercise of stock options	-	(8,724)	-	-	18,175	9,451	-	9,451
Tax benefit from stock options exercised	-	2,921	-	-	-	2,921	-	2,921
Share based compensation expense	-	14,778	-	-	-	14,778	-	14,778
Funding of Employee Stock Option Plan	-	(61)	-	-	1,408	1,347	-	1,347
Adjustment from acquisitions	-	(388)	-	-	-	(388)	-	(388)
Treasury shares purchased	-	-	-	-	(21,253)	(21,253)	-	(21,253)
RSU dividends	-	101	(101)	-	-	-	-	-
Cash dividends ($0.15 per share)	-	-	(22,274)	-	-	(22,274)	-	(22,274)
Balance at September 30, 2009	$1,628	$195,781	$2,016,007	$95,139	$(481,300)	$1,827,255	$75,196	$1,902,451

		Capital in		Accumulated Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	197,881	-	-	197,881	1,470	199,351
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(41,699)	-	(41,699)	(3,248)	(44,947)
Net loss on derivative financial instruments	-	-	-	(322)	-	(322)	-	(322)
Unrecognized losses and prior service pension cost, net	-	-	-	299	-	299	-	299

Comprehensive Income						156,159	(1,778)	154,381

Exercise of stock options	-	(8,577)	-	-	35,509	26,932	-	26,932
Tax benefit from stock options exercised	-	4,784	-	-	-	4,784	-	4,784
Share based compensation expense	-	14,769	-	-	-	14,769	-	14,769
Funding of Employee Stock Option Plan	-	209	-	-	1,132	1,341	-	1,341
Treasury shares purchased	-	-	-	-	(208,535)	(208,535)	-	(208,535)
RSU distributions	-	(4,313)	-	-	2,933	(1,380)	-	(1,380)
RSU dividends	-	115	(115)	-	-	-	-	-
Cash dividends ($0.15 per share)	-	-	(22,694)	-	-	(22,694)	-	(22,694)
Balance at September 30, 2010	$1,628	$202,482	$2,258,531	$41,820	$(700,980)	$1,803,481	$73,075	$1,876,556

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).  The year-end consolidating balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2009.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2009, except as may be indicated below:

Accounts and Notes Receivable-Trade

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11.5 million and $13.3 million at September 30, 2010 and December 31, 2009, respectively.  The decrease in the allowance for doubtful accounts reflects positive collections experience in North America and Europe, reflecting improved global liquidity for our customers.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for variable interest entities (“VIE”).  The guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE.  The Company adopted this guidance on January 1, 2010, and the adoption did not have a material impact on the Company’s financial position and results of operations.

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

The following table represents total stock based compensation expense and the tax related benefit for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(in millions)	2010	2009	2010	2009
Stock option expense	$2.4	$3.1	$8.2	$9.0
RSU expense	1.8	1.6	5.6	4.8
Total stock based compensation expense	$4.2	$4.7	$13.8	$13.8

Total related tax benefit	$1.2	$1.4	$2.7	$4.0

The remaining unamortized compensation cost related to non-qualified stock options is $11.0 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSU is $8.5 million, which will be expensed over the remaining restricted period of the RSU, or 1.4 years.

The following table reflects the non-qualified stock option transactions from December 31, 2009 through September 30, 2010:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2009	12,038	$28.34	$94,148	8,682	$26.78	$80,839
Granted	145	34.65
Exercised	(1,183)	22.76
Forfeited	(162)	33.93

September 30, 2010	10,838	$28.95	$51,226	7,611	$27.47	$44,527

The weighted average remaining contractual term of all outstanding options is 6.0 years and the weighted average remaining contractual term of exercisable options is 4.7 years.

The following table summarizes the unvested restricted stock units and RSU dividend transactions from December 31, 2009 through September 30, 2010:

	Unvested Restricted Stock and Stock Dividend Units
		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2009	662	$31.94
Granted	252	32.92
Vested	(207)	31.42
Forfeited	(25)	32.87

Unvested at September 30, 2010	682	$32.43

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in accumulated other comprehensive income (“AOCI”), net of tax, in the consolidated balance sheets for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

Net income	$63,815	$67,853	$199,351	$198,362
Other comprehensive income:
Foreign currency translation adjustments	170,086	69,933	(44,947)	81,085
Net loss on derivative financial instruments	(63,994)	(29,053)	(322)	(21,422)
Amortization of unrecognized losses and prior year service pension cost	(1,377)	(697)	299	431
Total other comprehensive income (loss)	104,715	40,183	(44,970)	60,094

Total comprehensive income	168,530	108,036	154,381	258,456

Comprehensive income (loss) attributable to the noncontrolling interests	7,379	3,692	(1,778)	3,505

Comprehensive income attributable to DENTSPLY International	$161,151	$104,344	$156,159	$254,951

During the quarter ended September 30, 2010, foreign currency translation adjustments included currency translation gains of $175.9 million and losses of $5.8 million on the Company’s loans designated as hedges of net investments.  During the quarter ended September 30, 2009, foreign currency translation adjustments included currency translation gains of $77.6 million partially offset by losses of $7.7 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2010, foreign currency translation adjustments included currency translation losses of $36.4 million and losses of $8.5 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2009, foreign currency translation adjustments included currency translation gains of $83.4 million offset by losses of $2.3 million on the Company’s loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net gains on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Foreign currency translation adjustments	$178,417	$220,116
Net loss on derivative financial instruments	(114,122)	(113,800)
Unrecognized losses and prior year service pension cost	(22,475)	(22,774)
	$41,820	$83,542

The cumulative foreign currency translation adjustments included translation gains of $297.8 million and $327.8 million as of September 30, 2010 and December 31, 2009, respectively, partially offset by losses of $119.4 million and $107.7 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2010	2009	2010	2009

Net income attributable to DENTSPLY International	$63,653	$67,483	$197,881	$199,424

Common shares outstanding	142,501	148,547	144,670	148,546

Earnings per common share - basic	$0.45	$0.45	$1.37	$1.34

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$63,653	$67,483	$197,881	$199,424

Common shares outstanding	142,501	148,547	144,670	148,546
Incremental shares from assumed exercise of dilutive options	1,562	2,091	2,009	1,531
Total shares	144,063	150,638	146,679	150,077

Earnings per common share - diluted	$0.44	$0.45	$1.35	$1.33

Options to purchase 4.3 million and 3.3 million shares of common stock that were outstanding during the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 1.5 million and 4.5 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2009, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the nine months ended September 30, 2010 of $22.0 million, net of cash acquired, was related to several acquisitions in 2010 and earn-out payments on prior acquisitions. The purchase agreements for two of the acquisitions provide for additional payments to be made based upon the operating performance of the respective businesses; however, the Company does not expect the additional payments to be material to the financial statements. The results of operations for these businesses have been included in the accompanying financial statements since the effective date of the respective transactions. The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  As of September 30, 2010, the Company has recorded a total of $14.3 million in goodwill related to the unallocated portions of the respective purchase prices, and most of this goodwill is associated with the Canada/Latin America/Endodontics/Orthodontics segment with the remaining portion being included in the Dental Laboratory Business/Implants/Non-Dental segment.

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

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the periods ended September 30, 2010 and 2009.

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

United States, Germany and Certain Other European Regions Consumable Businesses

This business group includes responsibility for the design, manufacturing, sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions.  It also has responsibility for the sales and distribution of certain Endodontic products in Germany.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

This business group includes responsibility for the sales and distribution for certain small equipment, chairside consumable products, certain laboratory products and certain Endodontic products in France, United Kingdom, Italy, the Commonwealth of Independent States (“CIS”), Middle East, Africa, Asia (excluding Japan), Japan and Australia, as well as the sale and distribution of implant products and bone substitute/grafting materials in France, Italy, Asia and Australia. This business group also includes the responsibility for sales and distribution for certain laboratory products, implants products and bone substitution/grafting materials for Austria.  It also is responsible for sales and distribution of certain small equipment and chairside consumable products, certain laboratory products, implant products and bone substation/grafting materials in certain other European countries.  In addition this business group also includes the manufacturing and sale of Orthodontic products and certain laboratory products in Japan, and the manufacturing of certain laboratory and certain Endodontic products in Asia.

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil.  It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing of Endodontic products in the United States, Switzerland and Germany and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany.  This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. In addition, this business group is also responsible for sales and distribution in the United States of implant and bone substitute/grafting materials and the sales and distribution of implants in Brazil. This business group is also responsible for the manufacture and sale of certain products in the Company’s non-dental business.

Dental Laboratory Business/Implants/Non-Dental

This business group includes the responsibility for the design, manufacture, sales and distribution of most laboratory products, excluding certain countries mentioned previously, and the design, manufacture, and/or sales and distribution of the Company’s dental implant products and bone substitute/grafting materials, excluding sales and distribution of implants and bone substitute/grafting materials in the United States; France, Italy, Austria, and certain other Eastern European countries; and Australia.  This business group is also responsible for most of the Company’s non-dental business.

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

The following tables set forth information about the Company’s operating groups for the three and nine months ended September 30, 2010 and 2009:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$139,137	$142,983	$411,356	$407,495
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	114,338	112,196	346,224	336,184
Canada/Latin America/Endodontics/ Orthodontics	159,238	149,907	486,573	451,893
Dental Laboratory Business/ Implants/Non-Dental	129,809	126,759	411,185	397,610
All Other (a)	(707)	(642)	(2,493)	(2,198)
Total	$541,815	$531,203	$1,652,845	$1,590,984

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$139,137	$142,983	$411,356	$407,495
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	106,499	104,008	320,606	311,098
Canada/Latin America/Endodontics/ Orthodontics	158,682	149,219	484,723	449,815
Dental Laboratory Business/ Implants/Non-Dental	90,735	98,250	296,309	304,784
All Other (a)	(707)	(642)	(2,493)	(2,198)
Total excluding precious metal content	494,346	493,818	1,510,501	1,470,994
Precious metal content	47,469	37,385	142,344	119,990
Total including precious metal content	$541,815	$531,203	$1,652,845	$1,590,984

Inter-segment Net Sales
	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$30,940	$27,759	$88,003	$74,488
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	3,396	2,590	12,052	9,037
Canada/Latin America/Endodontics/ Orthodontics	31,187	24,424	85,864	77,241
Dental Laboratory Business/ Implants/Non-Dental	25,355	27,823	82,950	82,972
All Other (b)	43,218	42,914	132,302	124,261
Eliminations	(134,096)	(125,510)	(401,171)	(367,999)
Total	$-	$-	$-	$-

(a) Includes amounts recorded at Corporate headquarters.
(b) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income
	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

U.S., Germany and Certain Other European Regions Consumable Businesses	$53,164	$49,034	$147,679	$125,780
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	3,892	3,743	9,299	11,268
Canada/Latin America/Endodontics/ Orthodontics	44,910	39,543	142,073	135,068
Dental Laboratory Business/ Implants/Non-Dental	14,691	19,032	59,648	65,222
All Other (a)	(25,900)	(17,201)	(68,727)	(53,591)
Segment operating income	90,757	94,151	289,972	283,747

Reconciling Items:
Restructuring and other costs	(338)	(1,210)	(5,261)	(5,905)
Interest expense	(5,999)	(5,456)	(18,406)	(16,877)
Interest income	1,268	858	2,883	4,326
Other expense (income), net	(585)	(491)	(2,252)	(1,359)
Income before income taxes	$85,103	$87,852	$266,936	$263,932

Assets
	September 30,	December 31,
(in thousands)	2010	2009

U.S., Germany and Certain Other European
Regions Consumable Businesses	$604,496	$602,272
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	395,587	388,831
Canada/Latin America/Endodontics/
Orthodontics	890,657	809,924
Dental Laboratory Business/
Implants/Non-Dental	933,908	973,764
All Other (b)	370,508	313,141
Total	$3,195,156	$3,087,932

(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.
(b) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At September 30, 2010 and December 31, 2009, the cost of $8.3 million, or 2.6%, and $7.8 million, or 2.7%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $36.9 million and $31.9 million as of September 30, 2010 and December 31, 2009, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2010 and December 31, 2009 by $4.3 million and $4.0 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009

Finished goods	$194,285	$178,721
Work-in-process	54,976	53,056
Raw materials and supplies	68,810	59,863
	$318,071	$291,640

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three and nine months ended September 30, 2010 and 2009, respectively:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

Service cost	$2,017	$2,144	$5,950	$6,211
Interest cost	2,094	2,059	6,251	5,957
Expected return on plan assets	(1,179)	(1,012)	(3,447)	(2,951)
Amortization of transition obligation	32	61	91	177
Amortization of prior service cost	19	34	63	103
Amortization of net loss	247	423	722	1,241

Net periodic benefit cost	$3,230	$3,709	$9,630	$10,738

Other Postretirement Plans	Three Months Ended		Nine Months Ended
(in thousands)	2010	2009	2010	2009

Service cost	$14	$13	$43	$40
Interest cost	152	156	458	467
Amortization of net loss	69	50	206	151

Net periodic benefit cost	$235	$219	$707	$658

The following sets forth the information related to the funding of the Company’s benefit plans for 2010:

	Pension	Other Postretirement
(in thousands)	Benefits	Benefits

Actual at September 30, 2010	$5,677	$68
Projected for the remainder of the year	3,049	1,039
Total for year	$8,726	$1,107

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Other Costs

There were no other costs during the three months ended September 30, 2010, and $1.2 million of other costs recorded by the Company during the three months ended September 30, 2009.  During the nine months ended September 30, 2010 and 2009, the Company recorded other costs of $4.1 million and $1.6 million, respectively.  Other costs for the three and nine months ended September 30, 2010 and 2009 are primarily related to several legal matters.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.

Restructuring Costs

During the three and nine months ended September 30, 2010, the Company recorded restructuring costs of $0.3 million and $1.2 million, respectively.  During the three months ended September 30, 2009 the Company had no restructuring costs and for the nine months ended September 30, 2009, the Company recorded restructuring costs of $4.3 million.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.  These costs primarily consist of employee severance costs.

During 2010 and 2009, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of September 30, 2010, the Company’s restructuring accruals were as follows:

	Severance
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance at December 31, 2009	$5,301	$3,240	$-	$8,541
Provisions and adjustments	(127)	-	1,037	910
Amounts applied	(2,288)	(1,655)	(1,014)	(4,957)
Balance at September 30, 2010	$2,886	$1,585	$23	$4,494

	Lease/Contract Terminations
	2008 and
(in thousands)	Prior Plans	Total

Balance at December 31, 2009	$1,093	$1,093
Provisions and adjustments	-	-
Amounts applied	(65)	(65)
Balance at September 30, 2010	$1,028	$1,028

	Other Restructuring Costs
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance at December 31, 2009	$112	$16	$-	$128
Provisions and adjustments	45	172	82	299
Amounts applied	(67)	(188)	(82)	(337)
Balance at September 30, 2010	$90	$-	$-	$90

 The following table provides the year-to-date changes in the restructuring accruals by segment:
	December 31,	Provisions and	Amounts	September 30,
(in thousands)	2009	Adjustments	Applied	2010

United States, Germany and Certain
Other European Regions
Consumable Businesses	$1,245	$472	$(529)	$1,188
France, U.K., Italy and Certain
Other European Countries, CIS, Middle
East, Africa, Pacific Rim Businesses	84	212	(212)	84
Canada/Latin America/
Endodontics/Orthodontics	639	-	(639)	-
Dental Laboratory Business/
Implants/Non-Dental	7,794	525	(3,979)	4,340
	$9,762	$1,209	$(5,359)	$5,612

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of September 30, 2010, the Company has two groups of significant variable interest rate to fixed interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in March 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in March 2012.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

 The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory.  In addition, exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies.  The forward contracts that are used in these programs typically mature in eighteen months or less.  For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in AOCI until the hedged item is recognized in earnings.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At September 30, 2010, the Company had swaps in place to purchase 33 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,303 per troy ounce.  In addition, the Company had swaps in place to purchase 17,208 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $17 per troy ounce.

The following tables summarize the fair value of the Company’s cash flow hedges at September 30, 2010:

	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
Foreign Exchange Forward Contracts	2010	2011	2012	September 30, 2010
(in thousands)

Forward sale, 11.7 million Australian dollars	$4,951	$5,528	$786	$(532)
Forward purchase, 5.5 million British pounds	(3,250)	(5,364)	-	72
Forward sale, 23.7 million Canadian dollars	5,499	15,887	1,665	131
Forward sale, 5.1 million Danish kroner	935	-	-	9
Forward purchase, 0.9 million euros	(1,189)	-	-	640
Forward sale, 9.7 million euros	-	13,154	-	897
Forward sale, 439.9 million Japanese yen	5,271	-	-	409
Forward purchase, 313.4 million Japanese yen	-	(3,756)	-	401
Forward sale, 115.1 million Mexican pesos	9,135	-	-	97
Forward purchase, 1.0 million Norwegian kroner	(173)	-	-	(2)
Forward sale, 2.0 million Singapore dollars	1,534	-	-	55
Forward sale, 1.2 billion South Korean won	1,024	-	-	48
Forward purchase, 42.0 million Swiss francs	(42,805)	-	-	301

Total foreign exchange forward contracts	$(19,068)	$25,449	$2,451	$2,526

	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
Interest Rate Swaps	2010	2011	2012	2013	2014 and Beyond	September 30, 2010
(in thousands)

Euro	$322	$1,286	$1,286	$1,286	$4,180	$(817)
Japanese yen	-	-	150,410	-	-	(2,400)
Swiss francs	-	-	66,266	-	-	(3,521)
Total interest rate swaps	$322	$1,286	$217,962	$1,286	$4,180	$(6,738)

	Notional Amounts Maturing in the Year		Fair Value Net
			Asset (Liability)
Commodity Contracts	2010	2011	September 30, 2010
(in thousands)

Silver swap - U.S. dollar	$(254)	$(127)	$94
Platinum swap - U.S. dollar	(55)	-	12
Total commodity contracts	$(309)	$(127)	$106

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

During the first quarter of 2010, the Company entered into new cross currency basis swaps of Swiss francs 100.0 million and Swiss francs 55.5 million (collectively the “Swiss Swaps”). The Swiss Swaps mature on February 2013, and the Company pays three month Swiss franc London Inter-Bank Offered Rate (“LIBOR”) and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts. The Swiss franc and euro cross currency basis swaps are designated as net investment hedges of the Swiss and euro denominated net assets.  The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued and the foreign currency revaluation is recorded in AOCI, net of tax effects.

The fair value of all the cross currency basis swap agreements is the estimated amount the Company would (pay) or receive at the reporting date, taking into account the effective interest rates and foreign exchange rates.  As of September 30, 2010 and December 31, 2009, the estimated net fair values of the swap agreements were negative $164.6 million and negative $176.6 million, respectively, which were recorded as other noncurrent liabilities, other noncurrent assets and in AOCI, net of tax effects.

At September 30, 2010, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries.  The accumulated translation impact on investments in foreign subsidiaries, primarily denominated in euro, Swiss francs and Japanese yen, net of these net investment hedges, was a gain of $66.1 million as of September 30, 2010 and a gain of $111.1 million as of December 31, 2009, which are included in AOCI, net of tax effects.

The following tables summarize the fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at September 30, 2010:

	Notional Amounts Maturing in the Year				Fair Value Net Asset (Liability)
Cross Currency Basis Swaps	2010	2011	2012	2013	September 30, 2010
(in thousands)

Swiss franc 592.5 million @ 1.17 pay CHF three month LIBOR rec. USD three month LIBOR	$-	$81,966	$57,702	$464,369	$(97,057)
Euros 358.0 million @ $1.17 pay EUR three month LIBOR rec. USD three month LIBOR	147,069	-	-	340,438	(67,578)
Total cross currency basis swaps	$147,069	$81,966	$57,702	$804,807	$(164,635)

As of September 30, 2010, deferred net losses on derivative instruments of $1.5 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$1,824	$248	$199	$51
Commodity contracts	106	-	-	-
Interest rate swaps	-	172	5,419	674
Cross currency basis swaps	-	-	20,348	144,287
Total	$1,930	$420	$25,966	$145,012

Not Designated as Hedges

Foreign exchange forward contracts	$1,138	$-	$434	$-
Interest rate swaps	-	-	123	694
Total	$1,138	$-	$557	$694

	December 31, 2009
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$598	$5	$1,010	$16
Commodity contracts	293	-	-	-
Interest rate swaps	-	-	6,130	2,775
Cross currency basis swaps	-	-	52,411	124,210
Total	$891	$5	$59,551	$127,001

Not Designated as Hedges

Foreign exchange forward contracts	$556	$-	$409	$-
Interest rate swaps	-	-	-	882
Total	$556	$-	$409	$882

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(636)	Interest expense	$(1,175)
Foreign exchange forward contracts	(597)	Cost of products sold	189
Foreign exchange forward contracts	(336)	SG&A expenses	312
Commodity contracts	61	Cost of products sold	140
Total	$(1,508)		$(534)

Three Months Ended September 30, 2010

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(43)
Foreign exchange forward contracts	Interest expense	(120)
Foreign exchange forward contracts	Interest expense	7
Commodity contracts	Interest expense	(5)
Total		$(161)

Three Months Ended September 30, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(2,051)	Interest expense	$(2,252)
Foreign exchange forward contracts	(243)	Cost of products sold	(302)
Foreign exchange forward contracts	(449)	SG&A expenses	240
Commodity contracts	343	Cost of products sold	(190)
Total	$(2,400)		$(2,504)

Three Months Ended September 30, 2009

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(54)
Foreign exchange forward contracts	Interest expense	(54)
Foreign exchange forward contracts	Interest expense	13
Commodity contracts	Interest expense	(9)
Total		$(104)

Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(1,515)	Interest expense	$(4,414)
Foreign exchange forward contracts	2,306	Cost of products sold	214
Foreign exchange forward contracts	361	SG&A expenses	530
Commodity contracts	232	Cost of products sold	580
Total	$1,384		$(3,090)

Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$149
Foreign exchange forward contracts	Interest expense	(405)
Foreign exchange forward contracts	Interest expense	4
Commodity contracts	Interest expense	(11)
Total		$(263)

Nine Months Ended September 30, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(3,425)	Interest expense	$(5,594)
Foreign exchange forward contracts	(501)	Cost of products sold	1,106
Foreign exchange forward contracts	431	SG&A expenses	434
Commodity contracts	1,465	Cost of products sold	(1,095)
Total	$(2,030)		$(5,149)

Nine Months Ended September 30, 2009

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(155)
Foreign exchange forward contracts	Interest expense	(235)
Foreign exchange forward contracts	Interest expense	(35)
Commodity contracts	Interest expense	(38)
Total		$(463)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(54,204)	Interest income	$423
		Interest expense	(6)
Cross currency interest rate swaps	(48,688)	Interest expense	(542)
Total	$(102,892)		$(125)

Three Months Ended September 30, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(25,826)	Interest income	$190
Cross currency interest rate swaps	(21,525)	Interest expense	(896)
Total	$(47,351)		$(706)

Nine Months Ended September 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(31,186)	Interest income	$643
		Interest expense	(85)
Cross currency interest rate swaps	25,715	Interest expense	(1,663)
Total	$(5,471)		$(1,105)

Nine Months Ended September 30, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(12,911)	Interest income	$1,402
Cross currency interest rate swaps	(25,054)	Interest expense	(3,340)
Total	$(37,965)		$(1,938)

The following tables summarize the consolidated statement of operations impact of the Company’s derivatives not designated as hedges for the three and nine months ended September 30, 2010 and 2009:

Derivatives Not Designated as Hedging

	Classification	Three Months Ended	Nine Months Ended
(in thousands)	of Gains (Losses)	September 30, 2010	September 30, 2010
Foreign exchange forward contracts	Other expense, net	$12,173	$1,296
Interest rate contracts	Interest expense	(41)	(220)
Total		$12,132	$1,076

Derivatives Not Designated as Hedging

	Classification	Three Months Ended	Nine Months Ended
(in thousands)	of Gains (Losses)	September 30, 2009	September 30, 2009
Foreign exchange forward contracts	Other expense, net	$2,485	$(13,428)
Interest rate contracts	Other expense, net	-	(2)
Interest rate contracts	Interest expense	(124)	(390)
Total		$2,361	$(13,820)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, net of tax)	2010	2009	2010	2009

Beginning balance	$(944)	$(6,005)	$(4,799)	$(7,874)

Changes in fair value of derivatives	(1,051)	(1,506)	1,221	(1,152)
Reclassifications to earnings from equity	233	1,526	1,816	3,041
Total activity	(818)	20	3,037	1,889

Ending balance	$(1,762)	$(5,985)	$(1,762)	$(5,985)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, net of tax)	2010	2009	2010	2009

Beginning balance	$(33,636)	$93,272	$111,115	$77,585

Foreign currency translation adjustment	171,847	74,264	(29,999)	78,776
Changes in fair value of:
Foreign currency debt	(8,978)	(7,673)	(11,700)	(2,260)
Derivative hedge instruments	(63,176)	(29,073)	(3,359)	(23,311)
Total activity	99,693	37,518	(45,058)	53,205

Ending balance	$66,057	$130,790	$66,057	$130,790

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, which are classified as “Cash and cash equivalents,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$424,445	$424,445	$-	$-
Commodity contracts	106	-	106	-
Interest rate swaps	172		172
Foreign exchange forward contracts	3,210	-	3,210	-
Total assets	$427,933	$424,445	$3,488	$-

Liabilities
Interest rate swaps	$6,910	$-	$6,910	$-
Cross currency basis swaps	164,635	-	164,635	-
Foreign exchange forward contracts	684	-	684	-
Total liabilities	$172,229	$-	$172,229	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$364,765	$364,765	$-	$-
Commodity contracts	293	-	293	-
Foreign exchange forward contracts	1,159	-	1,159	-
Total assets	$366,217	$364,765	$1,452	$-

Liabilities
Interest rate swaps	$9,787	$-	$9,787	$-
Cross currency basis swaps	176,621	-	176,621	-
Foreign exchange forward contracts	1,435	-	1,435	-
Total liabilities	$187,843	$-	$187,843	$-

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

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.0 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.2 million.

NOTE 13 - FINANCING ARRANGEMENTS

On February 19, 2010, the Company received the proceeds of a $250.0 million Private Placement Note at a fixed rate of 4.1% for an average term of five years and a final maturity of six years.  On March 1, 2010 the Company entered into a term loan facility with PNC Bank for Swiss francs 65.0 million at a variable rate based upon three month Swiss franc LIBOR, which matures in March 2012.  The Company’s notes payable and current portion of long-term debt, as classified on the consolidated balance sheets, amounted to $7.3 million and $82.2 million at September 30, 2010 and December 31, 2009, respectively.

On May 7, 2010 the Company entered into a $200.0 million multi-currency revolving credit agreement with eight lenders for a period of three years maturing May 7, 2013.  The multi-currency revolving credit agreement replaced the $500.0 million multi-currency revolving credit agreement which matured May 9, 2010.  As a consequence of the smaller multi-currency revolving credit agreement, the Company also reduced its U.S. dollar Commercial Paper facility to $200.0 million in May 2010.

The Company estimates the fair value of its total debt as compared to its carrying value as $612.3 million and $599.7 million, respectively, as of September 30, 2010.  As of December 31, 2009, the fair value approximated the carrying value, which was $469.3 million.  The interest rate on the Company’s $250.0 million Private Placement Note is a fixed rate of 4.1%, and the fair value is based on the interest rates as of September 30, 2010. The interest rates on term loan debt and commercial paper are variable, and therefore the fair value of these instruments approximates their carrying values.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water.  Plaintiffs have filed their Motion for class certification to which the Company has filed its response.  The Company also filed other motions, including a Motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing.  The Court granted this Motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices, leaving Dr. Goldman as a putative class representative in Pennsylvania, raising a question of jurisdiction of the U.S. District Court.  The plaintiffs have now filed another complaint in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives.  The Company has moved to dismiss this complaint.

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it.  The Company has filed a number of separate motions to overturn various aspects of the verdict, including the punitive and future damages, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Court has denied four of the Company’s post-trial Motions.  The Company has two remaining Motions pending which the Court has not yet ruled on.

As of September 30, 2010, a reasonable estimate of a possible range of loss related to the above litigation cannot be made except as reflected in the preceding paragraph.  DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The nature and geographic scope of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties.  In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar expression.

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

The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition growth.  The Company defines net acquisition growth as the net sales, excluding precious metal content, for a period of twelve months following the transaction date of businesses that have been acquired, less the net sales, excluding precious metal content, for a period of twelve months prior to the transaction date of businesses that have been divested.  The Company defines “constant currency growth” as internal growth plus net acquisition growth.

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range in the near future due to the current economic conditions; however, history shows that growth in the dental industry typically performs better than the overall economy.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the dental market generally will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

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

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations.  With over 60% of the Company’s sales located in regions outside the U.S., the Company’s sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar.  Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s gross profit, certain operating expenses, interest expense, interest income, other expense and other income, as well as the assets and liabilities.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2010 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2009

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

	Three Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Net sales	$541.8	$531.2	$10.6	2.0%
Less: precious metal content of sales	47.5	37.4	10.1	27.0%
Net sales, excluding precious metal content	$494.3	$493.8	$0.5	0.1%

Net sales, excluding precious metal content, for the three months ended September 30, 2010 was $494.3 million, an increase of 0.1% over the third quarter of 2009.  The change in net sales, excluding precious metal content, was driven by constant currency growth of 2.4%, substantially offset by currency translation of 2.3%.  The constant currency sales growth included internal growth of 2.0%.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, decreased 0.8% for the third quarter of 2010 compared to the third quarter of 2009 on both a constant currency and internal sales growth rate basis. Growth in dental consumable sundry products and dental specialty products, along with strong non-dental sales growth were offset by lower sales in dental laboratory and dental consumable small equipment products.

Europe

Net sales, excluding precious metal content, in Europe increased 5.5% in the third quarter of 2010 on a constant currency basis, including 4.5% of internal growth.  Internal growth was primarily driven by growth in the dental specialty products, dental consumable and non-dental products and a business recovery in the CIS markets, which experienced customer liquidity constraints during 2009.  These gains were partially offset by lower sales in the dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 3.0% on a constant currency basis, which includes 2.7% of internal growth.  Internal growth was driven primarily by growth in dental specialty products, partially offset by lower sales in dental consumable products.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$272.8	$271.7	$1.1	0.4%
Gross profit as a percentage of net sales, including precious metal content	50.4%	51.2%
Gross profit as a percentage of net sales, excluding precious metal content	55.2%	55.0%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 0.2 percentage points for the three months ended September 30, 2010 compared to 2009.  The increase was the result of product price increases and improved manufacturing performance partially offset by an unfavorable impact from foreign currency and product mix.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$182.1	$177.6	$4.5	2.5%
Restructuring and other costs	$0.3	$1.2	$(0.9)	NM

SG&A as a percentage of net sales, including precious metal content	33.6%	33.4%
SG&A as a percentage of net sales, excluding precious metal content	36.8%	36.0%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the third quarter of 2010 by 0.8 percentage points when compared to the third quarter of 2009. Increased expenses over prior year were primarily the result of investments in certain businesses.

Restructuring and Other Costs

During the three months ended September 30, 2010, the Company recorded restructuring and other costs of $0.3 million.  These costs are related to ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. In the same period of 2009, the Company incurred costs of $1.2 million primarily related to legal matters. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Three Months Ended
	September 30,
(in millions)	2010	2009	Change

Net interest expense	$4.7	$4.6	$0.1
Other expense (income), net	0.6	0.5	0.1
Net interest and other expense	$5.3	$5.1	$0.2

Net Interest Expense

Net interest expense for the three months ended September 30, 2010 was $0.1 million higher compared to the three months ended September 30, 2009. Interest expense increased by $0.5 million due to higher average interest rates on higher average debt balances offset by a slightly lower average negative interest differential spread on the Company’s cross currency swaps. Interest income increased $0.4 million as higher average investment balances offset lower average interest rates.

Other Expense (Income), Net

Other expense in the 2010 period included approximately $0.6 million of currency transaction losses. The 2009 period included $0.6 million of currency transaction losses and $0.1 million of other non-operating income.

Income Taxes and Net Income

	Three Months Ended
	September 30,
(in millions, except per share data)	2010	2009	$ Change	% Change

Effective income tax rates	25.0%	22.8%

Net income attributable to DENTSPLY International	$63.7	$67.5	$(3.8)	(5.6)%
Earnings per common share:
Diluted	$0.44	$0.45

Provision for Income Taxes

The Company’s effective income tax rates for the third quarter 2010 and 2009 were 25.0% and 22.8%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $2.1 million and $0.9 million, respectively.  Components of the various income tax adjustments include the tax effect of valuation allowance releases of $4.2 million, adverse audit settlements of $0.2 million, and adverse return to provision adjustments of $3.5 million. In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, including settlements with taxing authorities and statute closures, which impacted income before income taxes and the provision for income taxes by $1.5 million and $3.1 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, and (3) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Three Months Ended
	September 30, 2010
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$63,653	$0.44
Restructuring and other costs, net of tax and noncontrolling interests	240	-
Acquisition related activities, net of tax and noncontrolling interests	1,283	0.01
Income tax related adjustments	(320)	-
Adjusted non-US GAAP earnings	$64,856	$0.45

	Three Months Ended
	September 30, 2009
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$67,483	$0.45
Restructuring and other costs, net of tax and noncontrolling interests	843	0.01
Acquisition related activities, net of tax and noncontrolling interests	131	-
Income tax related adjustments	(2,570)	(0.02)
Adjusted non-US GAAP earnings	$65,887	$0.44

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$139.1	$143.0	$(3.9)	(2.7)%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$106.5	$104.0	$2.5	2.4%

Canada/Latin America/Endodontics/ Orthodontics	$158.7	$149.2	$9.5	6.4%

Dental Laboratory Business/ Implants/Non-Dental	$90.7	$98.3	$(7.6)	(7.7)%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$53.2	$49.0	$4.2	8.6%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$3.9	$3.7	$0.2	5.4%

Canada/Latin America/Endodontics/ Orthodontics	$44.9	$39.5	$5.4	13.7%

Dental Laboratory Business/ Implants/Non-Dental	$14.7	$19.0	$(4.3)	(22.6)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, decreased $3.9 million, or negative 2.7%, during the three months ended September 30, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, were essentially flat.  Excluding the third quarter impact of the year-over-year decrease of approximately $4 million in small equipment sales, this segment’s constant currency growth would be 3.4%.  Small equipment sales for the third quarter of 2009 were favorably impacted by increased net sales from promotional activities.  Additionally, the 3.4% constant currency growth was led by strong growth in endodontic product sales which included the accelerated timing of price increases versus prior year.

Operating income increased $4.2 million during the three months ended September 30, 2010 compared to 2009.  The increase was primarily attributable to an increase in gross profit, which was the result of improved manufacturing performance and an increase in sales price.  A reduction in the selling, general and administrative expenses also benefited the segment by $1.0 million.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $2.5 million, or 2.4%, during the three months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased $5.2 million, or 5.0%, when compared to the same period in 2009.  The majority of this growth was in the CIS, Middle East and Africa businesses.

Operating income increased $0.2 million during the three months ended September 30, 2010 compared to 2009, primarily related to a $0.6 million increase in gross profit, offset by a $0.4 million increase in expenses.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $9.5 million, or 6.4%, during the three months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased by $8.8 million, or 5.9%, when compared to the same period in 2009.  Net sales, excluding precious metal content, were positively impacted by growth in dental specialty products and non-dental product sales and approximately $2 million from acquisitions.

Operating income increased $5.4 million during the three months ended September 30, 2010 compared to 2009.  The increase was attributable to an increase in gross profit of $10.0 million, which was primarily the result of increased sales volumes, increased prices and improved manufacturing performance for dental specialty products.  Partially offsetting the gross profit increase were increased expenses of $4.7 million, which included investments in certain businesses.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $7.6 million, or negative 7.7%, during the three months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, decreased $1.7 million, or negative 1.7%, when compared to the same period in 2009 due to lower sales in the dental laboratory business, partially offset by an increase in dental implant products.

Operating income for the three months ended September 30, 2010 decreased $4.3 million compared to 2009 attributable to $7.3 million of reduced gross profit, primarily due to lower sales, unfavorable product mix and unfavorable manufacturing performance in the dental laboratory business.  Partially offsetting this decrease in gross profit was a $3.0 million reduction in expenses due to currency translation.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Nine Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Net sales	$1,652.8	$1,591.0	$61.8	3.9%
Less: precious metal content of sales	142.3	120.0	22.3	18.6%
Net sales, excluding precious metal content	$1,510.5	$1,471.0	$39.5	2.7%

Net sales, excluding precious metal content, for the nine months ended September 30, 2010 was $1,510.5 million, an increase of 2.7% over the prior year amount.  The change in net sales, excluding precious metal content, was driven by constant currency growth of 2.6%, and currency translation of 0.1%.  The constant currency sales growth included internal growth of 2.3%.

Constant Currency and Internal Sales Growth

United States

Net sales, excluding precious metal content, were flat on a constant currency and internal growth basis as compared to the nine months ended 2009.  Growth in dental consumable sundry products and dental specialty products, along with strong non-dental sales growth were offset by lower sales in dental laboratory and dental consumable small equipment products.

Europe

Net sales, excluding precious metal content, in Europe increased 4.4% during the nine months ended 2010 on a constant currency basis, including internal growth of 3.7%.  Internal growth was primarily driven by growth in the dental consumables, dental specialty and non-dental products and a business recovery in the CIS markets, which experienced customer liquidity constraints during 2009.  These gains were partially offset by lower sales in the dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by approximately 4% on both a constant currency and internal growth basis.  Internal growth was driven primarily by growth in dental specialty and dental consumable products, offset slightly by lower sales in dental laboratory products.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$842.4	$823.1	$19.3	2.3%
Gross profit as a percentage of net sales, including precious metal content	51.0%	51.7%
Gross profit as a percentage of net sales, excluding precious metal content	55.8%	56.0%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 0.2 percentage points for the nine months ended September 30, 2010 compared to 2009. The decrease was the result of unfavorable impacts from foreign currency and product mix, partially offset by product price increases.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$552.5	$539.4	$13.1	2.4%
Restructuring and other costs, net	$5.3	$5.9	$(0.6)	(10.2)%

SG&A as a percentage of net sales, including precious metal content	33.4%	33.9%
SG&A as a percentage of net sales, excluding precious metal content	36.6%	36.7%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased to 36.6% in the nine months ended September 30, 2010 from 36.7% in 2009.  Expenses continue to be tightly controlled, and the Company benefited from expense reductions related to prior year restructurings, which were offset by investments in certain businesses.

Restructuring and Other Costs

During the nine months ended September 30, 2010, the Company recorded restructuring and other costs of $5.3 million.  These costs are primarily related to several legal matters and new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. In 2009, the Company incurred costs of $5.9 million primarily related to new and ongoing restructuring plans.

The restructuring plans and the ongoing benefits associated with these plans were immaterial to the current period as well as future periods.  (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Nine Months Ended
	September 30,
(in millions)	2010	2009	Change

Net interest expense	$15.5	$12.6	$2.9
Other expense, net	2.3	1.3	1.0
Net interest and other expense	$17.8	$13.9	$3.9

Net Interest Expense

Net interest expense for the nine months ended September 30, 2010 was $2.9 million higher compared to the nine months ended September 30, 2009.  Interest expense increased by $1.5 million due to a credit risk adjustment to outstanding derivatives, higher average interest rates on higher average debt balances, which were offset by a slightly lower average negative interest differential spread on the Company’s cross currency swaps.  Interest income decreased $1.4 million as the interest rates on investment balances decreased while the average investment balance was higher in the current year than the prior year.

Other Expense (Income), Net

Other expense in the 2010 period included approximately $2.5 million of currency transaction losses offset partially by Other Income of $0.2 million. The 2009 period included $0.9 million of currency transaction losses and $0.4 million of other non-operating costs.

Income Taxes and Net Income

	Nine Months Ended
	September 30,
(in millions, except per share data)	2010	2009	$ Change	% Change

Effective income tax rates	25.3%	24.8%

Net income attributable to DENTSPLY International	$197.9	$199.4	$(1.5)	(0.8)%
Earnings per common share:
Diluted	$1.35	$1.33

Provision for Income Taxes

The Company’s effective income tax rates for the nine months ended 2010 and 2009 were 25.3% and 24.8%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity, provisions for a credit risk adjustment to outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $8.7 million and $2.3 million, respectively.  Components of the various income tax adjustments include the tax effect of valuation allowance releases of $4.2 million, adverse audit settlements of $0.9 million, and adverse return to provision adjustments of $3.3 million.  In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity, and various income tax adjustments, including settlements with taxing authorities and statute closures, which impacted income before income taxes and the provision for income taxes by $9.9 million and $5.2 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, (3) a credit risk adjustment, and (4) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Nine Months Ended
	September 30, 2010
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$197,881	$1.35
Restructuring and other costs, net of tax and noncontrolling interests	3,250	0.02
Acquisition related activities, net of tax and noncontrolling interests	1,670	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	0.01
Income tax related adjustments	670	-
Adjusted non-US GAAP earnings	$204,203	$1.39

	Nine Months Ended
	September 30, 2009
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$199,424	$1.33
Restructuring and other costs, net of tax and noncontrolling interests	4,024	0.03
Acquisition related activities, net of tax and noncontrolling interests	1,770	0.01
Income tax related adjustments	(2,076)	(0.01)
Rounding	-	(0.01)
Adjusted non-US GAAP earnings	$203,142	$1.35

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$411.4	$407.5	$3.9	1.0%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$320.6	$311.1	$9.5	3.1%

Canada/Latin America/Endodontics/ Orthodontics	$484.7	$449.8	$34.9	7.8%

Dental Laboratory Business/ Implants/Non-Dental	$296.3	$304.8	$(8.5)	(2.8)%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2010	2009	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$147.7	$125.8	$21.9	17.4%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$9.3	$11.3	$(2.0)	(17.7)%

Canada/Latin America/Endodontics/ Orthodontics	$142.1	$135.1	$7.0	5.2%

Dental Laboratory Business/ Implants/Non-Dental	$59.6	$65.2	$(5.6)	(8.6)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $3.9 million, or 1.0%, during the nine months ended September 30, 2010 compared to 2009. On a constant currency basis, net sales, excluding precious metal content, increased $8.1 million or 2.0%, which included positive endodontic sales and dental consumable product sales, excluding small equipment where 2009 was favorably impacted by increased net sales from promotional activities.  Excluding the impact of the year-over-year decrease of $8.0 million in small equipment sales, this segment’s constant currency growth would be 4.8%.

Operating income increased $21.9 million during the nine months ended September 30, 2010 compared to 2009.  The increase was primarily attributable to an increase in gross profit, which was the result of higher sales volumes in the European consumable markets, improved manufacturing performance and an increase in sales price.  Additionally, the 2009 results included $4.0 million from the roll-off of inventory step-up from acquisition-related activities.  A reduction in selling, general and administrative expenses also benefited the segment by $3.6 million.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $9.5 million, or 3.1%, during the nine months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased $6.8 million, or 2.2%, when compared to the same period in 2009.  The increase was primarily due to the business recovery in the CIS markets.

Operating income decreased $2.0 million during the nine months ended September 30, 2010 compared to 2009.  The decrease was attributable to $3.9 million of higher expenses for certain investments in emerging markets and the negative impact of foreign currency translation, partially offset by an increase in gross profit of $1.9 million primarily due to the recovery in the CIS markets.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $34.9 million or 7.8%, during the nine months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased by $25.3 million, or 5.6%, when compared to the same period in 2009.  Sales increased in all regions and product categories in this segment.

Operating income increased $7.0 million during the nine months ended September 30, 2010 compared to 2009.  Gross profit increased $18.6 million due to higher sales, recent acquisitions and improved manufacturing performance for dental specialty products. Partially offsetting the gross profit increase were higher selling, general and administrative expenses of $11.6 million, which included incremental investments to promote dental specialty products, the negative impact of foreign currency translation and the expenses of recent acquisitions.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $8.5 million, or negative 2.8%, during the nine months ended September 30, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, decreased $1.4 million, or negative 0.5%, which was the result of lower sales in the dental laboratory business, offset by growth in the dental implant and non-dental business.

Operating income for the nine months ended September 30, 2010 decreased $5.6 million, compared to 2009, primarily due to lower operating income in the dental laboratory businesses.

CRITICAL ACCOUNTING POLICIES

There have been no other material changes to the Company’s disclosure in its Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2010

Cash flow from operating activities during the nine months ended September 30, 2010 was $248.9 million compared to $245.4 million during the nine months ended September 30, 2009. Net income increased by $1.0 million to $199.4 million.  Additionally, working capital uses offset improvements in non-cash items resulting in a modest improvement to cash from operations of $2.5 million.  On a constant currency basis, increases in inventory and prepaid expenses offset higher accounts payable, accruals and lower accounts receivable balances.  On a constant currency basis, as of September 30, 2010, reported days for inventory and accounts receivable increased by 4 days to 103 days and 3 days to 59 days, respectively, as compared to December 31, 2009.

Investing activities during the first nine months of 2010 include capital expenditures of $29.6 million.  The Company expects that capital expenditures will be between $40.0 million and $50.0 million for the full year of 2010.  The acquisition related activity for the nine months ended September 30, 2010 of $22.0 million was related to four acquisitions and two earn-out payments on a prior year acquisition.

At September 30, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 6.2 million shares for $208.5 million during the first nine months of 2010 at an average price of $33.56.  As of September 30, 2010, the Company held 20.7 million shares of treasury stock.  The Company also received proceeds of $26.9 million as a result of the exercise of 1.2 million of stock options during the nine months ended September 30, 2010.

The Company’s long-term borrowings increased by a net of $141.4 million during the nine months ended September 30, 2010. This change included net borrowings of $123.3 million during the first nine months and an increase of $18.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2010, the Company’s ratio of long-term debt to total capitalization increased to 24.1% compared to 19.2% at December 31, 2009.  Also in that same period, the Company’s cash and cash equivalents and short-term investments have increased from $450.3 million to $534.3 million.

On February 19, 2010, the Company entered into a Note Purchase Agreement (“Note”) with a group of initial purchasers through a private placement for $250.0 million aggregate principal amount of fixed rate 4.11% Senior Notes with an average maturity of five years and a final maturity in six years. This Note is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company similar in substance to the $150.0 million U.S. Private Placement Note (“U.S. Note”) which matured on March 15, 2010.  The new Note was used to refinance the U.S. Note at maturity as well as for general corporate purposes.

On March 1, 2010, the Company entered into a Term Loan Agreement (“Term Loan”) with PNC Bank providing for the issuance by the Company of Swiss francs 65.0 million aggregate principal amount of floating rate Senior Term Loan with a final maturity in March 2012. This Term Loan is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company similar in substance to the existing multi-currency revolving credit agreement maturing May 9, 2010.  The new Term Loan was used to refinance a loan under the existing multi-currency revolving credit agreement.

On May 7, 2010, the Company entered into a multi-currency revolving credit agreement (“Revolver”) with a syndicate of eight lenders with a final maturity in May 2013. This Revolver is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company similar in substance to the previous multi-currency revolving credit agreement which matured May 9, 2010.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $200.0 million through May 7, 2013.  This facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2010, the Company was in compliance with these covenants. The Company also has available an aggregate $200.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $200.0 million.  At September 30, 2010 there is $116.4 million outstanding under the multi-currency revolving facility.

The Company also has access to $71.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2010, the Company had $4.5 million outstanding under these short-term lines of credit.  At September 30, 2010, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $150.1 million.

The Company entered into new cross currency swaps of Swiss francs 100.0 million and Swiss francs 55.5 million on February 18, 2010 and March 1, 2010 respectively to replace maturing trades. The contracts are designated as net investment hedges.

At September 30, 2010, the Company held $108.3 million of precious metals on consignment from several financial institutions.  The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent nine months to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September 30, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended September 30, 2010, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

July 1-31, 2010	288.0	$29.36	$8,455.5	2,049.1
August 1-31, 2010	798.4	29.37	23,450.3	1,284.1
September 1-30, 2010	-	-	-	1,299.4
	1,086.4	$29.37	$31,905.8

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
30	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 28, 2010
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	October 28, 2010
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer