Form 10-K
period 2010-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2011-02-18
CIK 818479

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2010, was $4,482,457,185.

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 14, 2011 was 142,145,313.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
Item 1. Business

Forward-Looking Statements

The nature and geographic scope of DENTSPLY International Inc.’s (“DENTSPLY” or the “Company”) business subjects it to changing economic, competitive, regulatory and technological risks and uncertainties.  In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors, which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by the Company are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or words of similar expression.

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

History and Overview

DENTSPLY, a Delaware corporation which dates its history to 1899, believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of professional dental products, with a primary focus on dental consumable products, dental laboratory products and dental specialty products.   The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Consolidated net sales, excluding precious metal content, of the Company's dental products accounted for approximately 97% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2010. The remaining 3% of consolidated net sales, excluding precious metal content, are related to materials sold to the investment casting industry and various medical products. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Through the year ended December 31, 2010, the Company conducted its business through four operating segments, all of which were primarily engaged in the design, manufacture and distribution of dental products in three principal categories: 1) dental consumable products, 2) dental laboratory products and 3) dental specialty products.

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

For 2010, 2009 and 2008, the Company's net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 63%, 62% and 62%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company's U.S. and foreign sales by shipment origin set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS, AQUASIL, AQUASIL ULTRA,  CALIBRA, CAULK, CAVITRON, CERAMCO, CERCON, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ECLIPSE, ELEPHANT, ESTHET.X, FRIADENT, FRIALIT, GENIE, GOLDEN GATE, IN-OVATION, INTERACTIVE MYSTIQUE, MAILLEFER, MIDWEST, NUPRO, ORAQIX, PEPGEN P-15, POLOCAINE, PORTRAIT,  PRIME & BOND, PROFILE, PROTAPER, RINN, SANI-TIP, SHADEPILOT, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRUBYTE, XENO, XIVE, XYLOCAINE and ZHERMACK .

Dental Consumable Products

Dental consumable products consist of dental sundries and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 35%, 35% and 34% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 16%, 17% and 18% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2010, 2009 and 2008, respectively.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 46%, 45% and 45% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2010, 2009 and 2008, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital implantology and orthodontic appliances and accessories.

Markets, Sales and Distribution

DENTSPLY distributes approximately 55% of its dental products through domestic and foreign distributors, dealers and importers.  However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professionals in some markets.  During 2010, 2009 and 2008, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11% of DENTSPLY’s consolidated net sales.  No other single customer represented ten percent or more of DENTSPLY’s consolidated net sales during 2010, 2009 or 2008.

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Although many of its sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools who are the end-users of its products.  As part of this end-user “pull through” marketing approach, DENTSPLY employs approximately 2,800 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the distributors, dealers and the end-users.  The Company conducts extensive distributor, dealer and end-user marketing programs.  Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses located throughout the world.  The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company’s products.

DENTSPLY believes that demand in a given geographic market for dental procedures and products vary according to the stage of social, economic and technical development of the particular market.  Geographic markets for DENTSPLY's dental products can be categorized into the following two stages of development:

The U.S., Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental procedures and products and have the highest level of expenditures for dental care.  In these markets, dental care is increasingly focused upon preventive care and specialized dentistry.  In addition to basic procedures, such as excavation of teeth and filling of cavities, tooth extraction and denture replacement, dental professionals perform an increasing volume of preventive and cosmetic procedures.  These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment and demand high levels of attention to protect against infection and patient cross-contamination.

In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to excavation of teeth and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental care.  These markets demand diverse products, such as high and low speed handpieces, restorative compounds, finishing devices, custom restorative devices, basic surgical instruments, bridgework and artificial teeth for dentures. However, there is also a portion of the population in these markets that receive excellent dental care similar to that received in developed countries and expect to receive the best dental care available.

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

Product Development

Technological innovation and successful product development are critical to strengthening the Company’s prominent position in worldwide dental markets, maintaining its leadership positions in product categories where it has a high market share and increasing market share in product categories where gains are possible.  While many of DENTSPLY’s existing products undergo evolutionary improvements, the Company also continues to focus efforts on successfully launching innovative products that represent fundamental change.

New advances in technology are also anticipated to have a significant influence on future products in dentistry.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions and dental schools.  Through its own internal research centers as well as through its collaborations with external research institutions and dental schools, the Company directly invested $49.4 million, $50.3 million and $48.5 million for 2010, 2009 and 2008, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The continued development of these areas is a critical step in meeting the Company's strategic goal as a leader in defining the future of dentistry.  The year-over-year comparisons for 2010 versus 2009 and 2009 versus 2008 were both impacted by foreign currency translation which decreased the reported expense variations.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements and by purchasing technologies developed by third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities.  In 2010, the Company purchased an initial ownership interest of 16% of the outstanding shares in DIO Corporation (“DIO”), a Korean manufacturer of dental implants and various other dental devices and materials.  Additionally, in 2010, the Company purchased several small distributors of dental specialty products and a small dental equipment manufacturer.  These businesses are located in Europe and in Asia.

The Company continues to view acquisitions as a key part of its growth strategy.  These acquisition activities are intended to supplement the Company's core growth and assure ongoing expansion of its business, including new technologies, additional products, and geographic breadth.

Operating and Technical Expertise

DENTSPLY believes that its manufacturing capabilities are important to its success.  The manufacturing process of the Company's products requires substantial and varied technical expertise.  Complex materials technology and processes are necessary to manufacture the Company's products.  The Company continues to automate its global manufacturing operations in order to lower costs.

Financing

DENTSPLY’s cash, cash equivalents and short-term investments increased by $89.7 million during the year ended December 31, 2010 to $540.1 million.  DENTSPLY's total long-term debt, including the current portion, at December 31, 2010 and 2009 was $606.5 million and $453.7 million, respectively, and the ratios of long-term debt, including the current portion, to total capitalization were 24.1% and 16.9%.  DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total equity. The Company’s long-term debt, including the current portion, increased by a net of $152.8 million during the year ended December 31, 2010. This net change included a net increase in borrowings of $126.5 million during the year ended 2010, plus an increase of $26.3 million due to exchange rate fluctuations on debt denominated in foreign currencies.  The Company may incur additional debt in the future, including, but not limited to, the funding of additional acquisitions and capital expenditures.

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

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA's Dental Devices Classification Panel, the National Institutes of Health and the U.S. Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings.  After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action, as of the filing date of this Form 10-K, from this latest advisory panel meeting.

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

Employees

As of December 31, 2010, the Company and its subsidiaries employed approximately 9,700 employees.  A small percentage of the Company's U. S. employees are represented by labor unions.  A facility in Des Plaines, Illinois is represented by the International Association of Machinists and Aerospace Workers AFL-CIO, under a collective bargaining agreement that expires on May 31, 2012.  Additionally, the Company’s Ransom & Randolph facility in Maumee, Ohio is represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2012.  In Germany, approximately 45% of DeguDent employees, approximately 30% of Friadent employees, approximately 23% of VDW employees and approximately 30% of DeTrey employees are represented by labor unions.  The Company provides pension and postretirement benefits to many of its employees (see Note 13, Benefits Plans, to the consolidated financial statements).  The Company believes that its relationship with its employees is good.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations.  Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

Other Factors Affecting the Business

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income.  The Company typically implements most of its price changes early in the fourth quarter or beginning of the year.  Price changes, other marketing and promotional programs as well as the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.  Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of summer holidays and vacations, particularly throughout Europe.

Securities and Exchange Act Reports

DENTSPLY makes available free of charge through its website at www.DENTSPLY.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

The public may read and copy any materials the Company files with the U. S. Securities and Exchange Commission (“ SEC”) at its Public Reference Room at the following address:

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

Item 1A.  Risk Factors

The following are the significant risk factors that could materially impact DENTSPLY’s business, financial condition or future results.  The order in which these factors appear should not be construed to indicate its relative importance or priority.

Negative changes could occur in the dental markets, the general economic environments, or government reimbursement or regulatory programs of the regions in which the Company operates.

The success of the Company is largely dependent upon the continued strength of dental markets and is also somewhat dependent upon the general economic environments of the regions in which DENTSPLY operates.  Negative changes to these markets and economies could materially impact the Company's results of operations and financial condition.  In addition, many of the Company's markets are affected by government reimbursement and regulatory programs.  In certain markets, particularly in the European Union, government and regulatory programs have a more significant impact than other markets.  Changes to these programs could have a positive or negative impact on the Company's results.

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

Although the Company has had continued positive operating cash flow, a disruption in the credit markets may reduce sources of liquidity available to the Company.  The Company relies on multiple financial institutions to provide funding pursuant to existing and/or future credit agreements, and those institutions may not be able to provide funding in a timely manner, or at all, when required by the Company.  The cost of or lack of available credit could impact the Company’s ability to develop sufficient liquidity to maintain or grow  the Company, which in turn may adversely affect the Company’s businesses and results of operations, financial condition and liquidity.

The Company also manages cash and cash equivalents and short-term investments through various institutions.  There may be a risk of loss on investments based on the volatility of the underlying instruments that will not allow the Company to recover the full principal of its investments.

The Company may not be able to access or renew its precious metal consignment facilities resulting in a liquidity constraint equal to the fair market value of the precious metal value of inventory and would subject the Company to inventory valuation risk as the value of the precious metal inventory fluctuates resulting in greater volatility to reported earnings.

The Company’s quarterly operating results and market price for the Company’s common stock may be volatile.

DENTSPLY experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company’s control, including:

•	The timing of new product introductions by DENTSPLY and its competitors;
•	Timing of industry tradeshows;
•	Developments in government reimbursement policies;
•	Changes in product mix;
•	The Company’s ability to supply products to meet customer demand;
•	Fluctuations in manufacturing costs;
•	Income tax incentives and adverse tax consequences;
•	Fluctuations in currency exchange rates; and
•	General economic conditions, as well as those specific to the healthcare and related industries.

As a result, the Company may fail to meet the expectations of securities analysts and investors, which could cause its stock price to decline.  The quarterly fluctuations generally result in net sales and operating profits historically being higher in the second and fourth quarters.  The Company typically implements most of its price changes early in the fourth quarter or beginning of the year.  These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.  Net sales and operating profits generally have been lower in the first and third quarters, primarily due not only to increased sales in the quarters preceding these quarters, but also due to the impact of summer holidays and vacations, particularly throughout Europe.

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

Also, the NASDAQ National Market (“NASDAQ”) can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on the NASDAQ.  Broad market and industry factors may negatively affect the market price of the Company’s common stock, regardless of actual operating performance.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies.  This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm the Company’s business.

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

The market for DENTSPLY’s products is characterized by rapid and significant technological change, evolving industry standards and new product introductions.  There can be no assurance that DENTSPLY’s products will not become noncompetitive or obsolete as a result of such factors or that we will be able to generate any economic return on the Company’s investment in product development.  If the Company’s products or technologies become noncompetitive or obsolete, DENTSPLY’s business could be negatively affected.

DENTSPLY has identified new products as an important part of its growth opportunities.  There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained from applicable U.S. or international government or regulatory authorities, or that if such approvals are obtained, such products will be favorably accepted in the marketplace.  Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company's products obsolete.

The Company may fail to comply with applicable government regulations.

The Company must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell its products.  These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices.

The regulatory review process which must be completed prior to marketing a new medical device, may delay or hinder a product’s timely entry into the marketplace.  Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company.  The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance.  Failure to comply with the FDA’s advertising guidelines may result in the withdrawal of products or imposition of penalties.

DENTSPLY's business operations are also subject to periodic review and inspection by the FDA and other domestic government authorities and similar foreign authorities to monitor DENTSPLY's compliance with the regulations administered by such authorities.  There can be no assurance that these authorities will not raise compliance concerns.  Failure to satisfy any such requirements can result in governmental enforcement actions, including possible product seizure, injunction and/or criminal or civil proceedings.

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

A significant portion of the Company’s injectable anesthetic products, orthodontic products, dental cutting instruments and certain other products and raw materials are purchased from a limited number of suppliers, some of which also compete with the Company.  As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future.  Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company’s products and result in the cancellation of orders for these products.  In addition, these suppliers could discontinue the manufacture or supply of these products at any time.  DENTSPLY may not be able to identify and integrate alternative sources of supply in a timely fashion or at all.  Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company’s ability to deliver products to customers.  If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply of such products and other materials from third parties, the Company’s business and results of operation may be harmed.

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

The Company faces the inherent risk of litigation and claims.

The Company’s business involves a risk of product liability and other types of legal actions or claims, including possible recall actions affecting the Company’s products.  The primary risks to which the Company is exposed are related to those products manufactured by the Company.  The Company has insurance policies, including product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost.  Also, other types of claims asserted against the Company may not be covered by insurance.  A successful claim brought against the Company in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against the Company, could harm its business and overall cash flows of the Company.

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

Increasing exposure to markets outside of the U.S. and Europe.

We anticipate that sales outside of the U.S. and Europe will continue to account for a significant portion of DENTSPLY’s revenue.  Operating in such locations is subject to a number of uncertainties, including, but not limited to, the following:

•	Economic and political instability;
•	Import or export licensing requirements;
•	Trade restrictions;
•	Product registration requirements;
•	Longer payment cycles;
•	Changes in regulatory requirements and tariffs;
•	Fluctuations in currency exchange rates;
•	Potentially adverse tax consequences; and
•	Potentially weak protection of intellectual property rights.

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

DENTSPLY's ability to make payments on its indebtedness and contractual obligations, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control.  Although senior management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY's business will generate sufficient cash flow from operations in the future to service its debt, pay its contractual obligations and operate its business.

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

Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY.  Such provisions include, among others, the division of the Board of Directors of DENTSPLY into three classes, with the three-year term of a class expiring each year, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders.  In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 4% of the outstanding common stock of DENTSPLY.

Issues related to the quality and safety of the Company’s products, ingredients or packaging could cause a product recall resulting in harm to the Company’s reputation and negatively impacting the Company’s operating results.

The Company’s products generally maintain a good reputation with customers and end-users.  Issues related to quality and safety of products, ingredients or packaging, could jeopardize the Company’s image and reputation.  Negative publicity related to these types of concerns, whether valid or not, might negatively impact demand for the Company’s products, or cause production and delivery disruptions.  The Company may need to recall products if they become unfit for use.  In addition, the Company could potentially be subject to litigation or government action, which could result in payment of fines or damages.  Cost associated with these potential actions could negatively affect the Company’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None

Item 2.  Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2010:

Location	Function	Leased or Owned
United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Bradenton, Florida (3)	Manufacture of orthodontic accessory products	Leased

Baldwin, Georgia (3)	Manufacture of orthodontic accessory products	Leased

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned/Leased
mounts and accessories

Bohemia, New York (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (4)	Manufacture and distribution of investment	Owned
casting products

Lancaster, Pennsylvania (5)	Distribution of dental products	Leased

York, Pennsylvania (4)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (3)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Beringen, Belgium (4)	Manufacture and distribution of dental products	Owned/Leased

Leuven, Belgium (4)	Manufacture and distribution of 3D digital implantology	Leased

Catanduva, Brazil (3)	Manufacture and distribution of dental	Owned
anesthetic products

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Shanghai, China (4)	Manufacture and distribution of dental products	Leased

Tianjin, China (2)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (4)	Manufacture and distribution of investment casting products	Leased

Bohmte, Germany (4)	Manufacture and distribution of dental	Owned
laboratory products

Hanau, Germany (4)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable	Owned
products

Mannheim, Germany (4)	Manufacture and distribution of dental	Owned/Leased
implant products

Munich, Germany (3)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (4)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable	Owned/Leased
products

Nasu, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic
products

Mexicali, Mexico (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (4)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

HA Soest, Netherlands (3)	Distribution of orthodontic products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable	Owned
products

Las Piedras, Puerto Rico (4)	Manufacture of crown and bridge materials	Owned

Ballaigues, Switzerland (3)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Le Creux, Switzerland (3)	Manufacture and distribution of endodontic instruments	Owned

(1)	These properties are included in the U. S., Germany, and Certain Other European Regions Consumable Businesses segment.
(2)	These properties are included in the France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses segment.
(3)	These properties are included in the Canada/Latin America/Endodontics/Orthodontics segment.
(4)	These properties are included in the Dental Laboratory Business/Implants/Non-Dental segment.
(5)	This property is a distribution warehouse not managed by named segments.

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

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 17, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.  Removed and Reserved

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 18, 2011.

Name	Age	Position

Bret W. Wise	50	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	49	President and Chief Operating Officer
William R. Jellison	53	Senior Vice President and Chief Financial Officer
James G. Mosch	53	Executive Vice President
Robert J. Size	52	Senior Vice President
Albert J. Sterkenburg	47	Senior Vice President
Brian M. Addison	56	Vice President, Secretary and General Counsel

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

Albert J. Sterkenburg, D.D.S. has served as Senior Vice President since January 1, 2009.  Prior to that, Dr. Sterkenburg served as Vice President (2006 - 2009), Vice President and General Manager of the DeguDent division (2003 - 2006) and Vice President and General Manager of the VDW division beginning in 2000.  Prior to that time, he served in marketing and general management roles at Johnson & Johnson.

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

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 22,000,000 shares of treasury stock.  The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2010.

				Number of
(in thousands, except per share amounts)				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

October 1-31, 2010	-	$-	$-	1,328.0
November 1-30, 2010	500.0	30.91	15,457.0	904.1
December 1-31, 2010	-	-	-	959.9
	500.0	$30.91	$15,457.0

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index, the Standard & Poor’s S&P 500 Index and the Standard & Poor’s S&P Health Care Index.

	12/05	12/06	12/07	12/08	12/09	12/10

DENTSPLY International Inc.	100.00	111.73	169.23	106.73	133.79	130.78
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Health Care	100.00	107.53	115.22	88.94	106.46	109.55

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

(c) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer and the Chief Financial Officer and substantially all of the Company's management level employees.  A copy of the Code of Business Conduct and Ethics is available upon request without charge by writing to DENTSPLY International Inc., Attention: Investor Relations Suite 60, 221 West Philadelphia Street, York, PA 17405.

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item number is presented in the 2011 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Equity and Comprehensive Income - Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit
Number		Description
3.1		Restated Certificate of Incorporation (5)
3.2		By-Laws, as amended (Filed herewith)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (2)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (6)
	(c)	Japanese Yen Term Loan Agreement, due March 28, 2012 dated as of July 31, 2008 (9)
4.3
Revolving Credit Agreement dated as of  May 7, 2010 final maturity in May 2013, among the Company, the Initial Lenders named therein, the banks named therein, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Wells Fargo Bank, N. A. as Syndication Agent, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. And Commerzbank AG, New York and Grand Cayman branches as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers. (Filed herewith)

4.4		Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5		Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (Filed herewith)
10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (7)
10.4	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)

10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison* (8)
10.9		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Brian M. Addison* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement*(10)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Written Description of the Amended and Restated Incentive Compensation Plan* (9)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company (7)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Dresdner Bank AG, Frankfurt, and the Company (8)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31		Section 302 Certification Statements
32		Section 906 Certification Statement
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

		Additions
(in thousands)		Charged
	Balance at	(Credited)		Charged to	Write-offs			Balance
	Beginning	To Costs		Other	Net of		Translation	at End
Description	of Period	And Expenses		Accounts	Recoveries		Adjustment	of Period

Allowance for doubtful accounts:

For Year Ended December 31,
2008	$18,578	$3,674		$(348)	$(1,705)		$(1,350)	$18,849
2009	18,849	(3,124	) (a)	17	(4,253)		746	12,235
2010	12,235	(233)		111	(2,611)		(682)	8,820

Allowance for trade discounts:

For Year Ended December 31,
2008	$307	$267		$4	$-		$(59)	$519
2009	519	505		-	-		79	1,103
2010	1,103	655		-	(970)		21	809

Inventory valuation reserves:

For Year Ended December 31,
2008	$26,190	$3,261		$1,938	$(1,981)		$(1,019)	$28,389
2009	28,389	5,883		80	(3,610)		1,190	31,932
2010	31,932	6,590		760	(3,652)		(161)	35,469

Deferred tax asset valuation allowance:

For Year Ended December 31,
2008	$50,250	$603		$-	$(13,203	) (b)	$(909)	$36,741
2009	36,741	13,419		-	-		1,649	51,809
2010	51,809	29,642		-	-		(6,059)	75,392

(a)	See Note 1, Significant Accounting Policies, to the consolidated financial statements, for further discussion.
(b)	The write-offs during 2008 are the result of a global tax restructuring project, tax audit closures, and expired tax losses.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$2,221,014	$2,159,378	$2,191,465	$2,009,833	$1,810,496
Net sales, excluding precious metal content	2,031,757	1,990,666	1,991,542	1,819,899	1,623,074
Gross profit	1,130,158	1,106,363	1,147,900	1,040,783	929,011
Restructuring and other costs	10,984	6,890	32,355	10,527	7,807
Operating income	380,273	381,243	380,461	354,891	314,794
Income before income taxes	357,656	363,356	354,873	358,192	314,837
Net Income	267,335	274,412	283,270	259,654	223,718
Net income attributable to DENTSPLY International	$265,708	$274,258	$283,869	$259,654	$223,718

Earnings per common share:
Basic	$1.85	$1.85	$1.90	$1.71	$1.44
Diluted	$1.82	$1.83	$1.87	$1.68	$1.41

Cash dividends declared per common share	$0.200	$0.200	$0.185	$0.165	$0.145

Weighted Average Common Shares Outstanding:
Basic	143,980	148,319	149,069	151,707	155,229
Diluted	145,985	150,102	151,679	154,721	158,271

Balance Sheet Data:
Cash and cash equivalents	$540,038	$450,348	$204,249	$316,323	$65,143
Property, plant and equipment, net	423,105	439,619	432,276	371,409	329,616
Goodwill and other intangibles, net	1,381,798	1,401,682	1,380,744	1,203,587	1,063,030
Total assets	3,257,951	3,087,932	2,830,400	2,675,569	2,181,350
Total debt and notes payable	611,769	469,325	449,474	483,307	370,156
Equity	1,909,912	1,906,958	1,659,413	1,516,106	1,273,835
Return on average equity	13.9%	15.4%	17.9%	18.6%	17.8%
Long-term debt to total capitalization	24.1%	16.9%	20.3%	24.1%	22.4%

Other Data:
Depreciation and amortization	$66,340	$65,175	$56,929	$50,289	$47,434
Cash flows from operating activities	362,324	362,489	335,981	387,697	271,855
Capital expenditures	44,236	56,481	76,440	64,163	50,616
Interest expense (income), net	20,835	16,864	15,438	(2,645)	(1,683)
Inventory days	100	99	103	92	94
Receivable days	54	55	54	51	57
Effective tax rate	25.0%	24.5%	20.2%	27.5%	28.9%

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  See “Forward-Looking Statements” in Item 1 of this Form 10-K.  This overview summarizes the MD&A, which includes the following sections:

•	Business – a general description of DENTSPLY’s business and how performance is measured;
•	Results of Operations – an analysis of the Company’s consolidated results of operations for the three years presented in the consolidated financial statements;
•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates; and
•	Liquidity and Capital Resources – an analysis of cash flows; debt and other obligations; and aggregate contractual obligations.

 BUSINESS

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

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal growth by geographic region; (2) constant currency growth by geographic region; (3) operating margins of each reportable segment including product pricing and cost controls; (4) the development, introduction and contribution of innovative new products; and (5) growth through acquisition.

The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition growth.  The Company defines “net acquisition growth” as the net sales, excluding precious metal content, for a period of twelve months following the transaction date of businesses that have been acquired, less the net sales, excluding precious metal content, for a period of twelve months prior to the transaction date of businesses that have been divested.  The Company defines “constant currency growth” as internal growth plus net acquisition growth.

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range in 2011 due to the current economic conditions.  Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the general dental market will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period.

The Company has always maintained a focus on minimizing costs and achieving operational efficiencies.  Management continues to evaluate the consolidation of operations or functions to reduce the cost.  In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

Product innovation is a key component of the Company's overall growth strategy.  New advances in technology are anticipated to have a significant influence on future products in dentistry.  As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools.  In addition, the Company licenses and purchases technologies developed by third parties.  Although the Company believes these activities will lead to new innovative dental products, they involve new technologies and there can be no assurance that commercialized products will be developed.

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

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations.  With over 60% of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar.  Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s gross profit, certain operating expenses, interest expense, interest income, other expense and other income, as well as the assets and liabilities.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years' data in order to conform to current year presentation.

RESULTS OF OPERATIONS

2010 Compared to 2009

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

	Year Ended December 31,
(in millions)	2010	2009	$ Change	% Change

Net sales	$2,221.0	$2,159.4	$61.6	2.9%
Less: Precious metal content of sales	189.2	168.7	20.5	12.2%
Net sales, excluding precious metal content	$2,031.8	$1,990.7	$41.1	2.1%

The 2.1% increase in net sales, excluding precious metal content, included constant currency growth of 2.6%, offset by currency translation, which reduced net sales, excluding precious metal content, by 0.5%.   The constant currency sales growth was comprised of internal growth of 2.1% and acquisition growth of 0.5%.

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2010
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	0.1%	2.9%	4.1%	2.1%
Acquisition sales growth	-	0.8%	0.6%	0.5%
Constant currency sales growth	0.1%	3.7%	4.7%	2.6%

	Year Ended December 31, 2009
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	(1.7)%	(3.8)%	0.3%	(2.1)%
Acquisition sales growth	1.0%	7.8%	4.3%	4.4%
Constant currency sales growth	(0.7)%	4.0%	4.6%	2.3%

United States

During 2010, net sales, excluding precious metal content, were slightly positive, at 0.1% in the U. S. on a constant currency and internal growth basis.  Growth in dental specialty and dental consumable sundry products, along with a strong recovery in non-dental sales were offset by lower sales in dental laboratory and dental consumable small equipment products.

Europe

During 2010, net sales, excluding precious metal content, increased 3.7% in Europe on a constant currency basis, including 2.9% internal growth and acquisition growth of 0.8%.  Internal sales growth was primarily driven by growth in the dental consumables, dental specialty and non-dental products and a business recovery in the CIS markets, which experienced customer liquidity constraints during 2009.  These gains were partially offset by lower sales in the dental laboratory products.

All Other Regions

During 2010, net sales, excluding precious metal content, increased 4.7% across all other regions on a constant currency basis, including 4.1% internal growth and acquisition growth of 0.6%.  Internal sales growth was driven primarily by growth in dental specialty products, as well as increases for dental consumable and non-dental products.

Gross Profit

	Year Ended December 31,
(in millions)	2010	2009	$ Change	% Change

Gross profit	$1,130.2	$1,106.4	$23.8	2.2%
Gross profit as a percentage of net sales, including precious metal content	50.9%	51.2%
Gross profit as a percentage of net sales, excluding precious metal content	55.6%	55.6%

Gross profit as a percentage of net sales, excluding precious metal content, was flat during 2010 compared to 2009.   Product price increases and cost containment across the Company’s product distribution function were offset by unfavorable product mix and negative foreign currency movements.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions)	2010	2009	$ Change	% Change

SG&A expenses	$738.9	$718.2	$20.7	2.9%
SG&A expenses as a percentage of net sales, including precious metal content	33.3%	33.3%
SG&A expenses as a percentage of net sales, excluding precious metal content	36.4%	36.1%

The increase in SG&A expenses as a percentage of net sales, excluding precious metal content, from 2009 to 2010 was primarily due to new investments in certain businesses, increased spending in support of new product introductions, reinstatement of annual salary increases and increases in certain discretionary spending categories, such as travel expenses, partially offset by benefits from expense reductions in other areas of the business.   The Company continues to maintain its focus on reducing costs and achieving operational efficiencies through the consolidation of operations or functions where opportunities exist.

Restructuring and Other Costs

	Year Ended December 31,
(in millions)	2010	2009	$ Change	% Change

Restructuring and other costs	$11.0	$6.9	$4.1	NM

NM- not meaningful

The Company recorded net restructuring and other costs of $11.0 million in 2010 compared to $6.9 million in 2009.  The Company incurred $5.8 million of costs related to several restructuring plans.  These costs consist of employee severance benefits, payments due under operating contracts and other restructuring costs.  The restructuring plans related to the continued effort to streamline the Company’s operations to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  Additionally the Company recorded certain other costs of $5.2 million of which $3.7 million was related to legal matters.

In 2009, the Company incurred $5.9 million of costs related to several restructuring plans in response to the worldwide economic crisis that began in late 2008.  The restructuring plans related to the closure and/or consolidation of certain production and selling facilities in the United States, Europe and South America to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  Additionally, the Company executed targeted reductions in workforce both in the manufacturing and non-manufacturing business functions in certain locations.  Also, the Company recorded certain other costs related to legal matters and an impairment of an intangible asset.

Other Income and Expenses

	Year Ended December 31,
(in millions)	2010	2009	$ Change

Net interest expense	$20.8	$16.9	$3.9
Other expense, net	1.8	1.0	0.8
Net interest and other expense	$22.6	$17.9	$4.7

Net Interest Expense

The change in net interest expense in 2010 compared to 2009, for the year ended December 31, was mainly the result of higher average debt levels in the U.S., and lower cash levels due as a result of stock repurchases and investments in acquisitions combined with weaker average euro exchange and lower average euro interest rates on higher average euro cash balances.  Interest income decreased $0.7 million on lower average interest rates on euro investment balances which were 50 basis points lower in the current year than the prior year and the U.S. dollar was 7% stronger against the euro.  Interest expense increased $3.2 million on higher average debt partially offset by lower interest rate difference on net investment hedges.  The impact of the Company’s net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company’s income and equity.

Other Expense, Net

Other expense in the 2010 period included approximately $3.3 million of currency transaction losses and $1.5 million of other non-operating income. The 2009 period included $0.3 million of currency transaction losses and $0.7 million of other non-operating costs.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2010	2009	$ Change

Effective income tax rate	25.0%	24.5%

Equity in net loss of unconsolidated affilated company	$(1.1)	$-	$(1.1)

Net income (loss) attributable to noncontrolling interests	$1.6	$0.2	$1.4

Net income attributable to DENTSPLY International	$265.7	$274.3	$(8.6)

Diluted earnings per common share	$1.82	$1.83

Income Taxes

The Company’s effective income tax rates for 2010 and 2009 were 25.0% and 24.5%, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity, provisions for a credit risk adjustment to outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $14.9 million and $3.3 million, respectively.  In 2009, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $11.0 million and $8.8 million, respectively.  In 2009, various income tax adjustments included the impact of settlements with taxing authorities and statutes closures.

Equity in net loss of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation on December 9, 2010 resulted in a net loss of $1.1 million on an after-tax basis for 2010.  The net loss of DIO was the result of mark-to-market charges related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market net loss incurred by DIO was approximately $1.1 million.

Net income (loss) attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $1.4 million from 2009 to 2010.  The increase is primarily attributable to the strengthening performance of the Company’s Zhermack division, where the Company has had a 60% ownership investment since December 2008.

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, (3) loss on a derivative at an unconsolidated affiliated company, (4) income tax related adjustments, and (5) credit risk adjustment to outstanding derivatives.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Year Ended December 31, 2010
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$265,708	$1.82
Restructuring and other costs, net of tax and noncontrolling interests	7,139	0.05
Acquisition related activities, net of tax and noncontrolling interests	2,152	0.01
Loss on derivative at an unconsolidated affiliated company	1,131	0.01
Income tax related adjustments	1,073	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	0.01
Rounding	-	(0.01)
Adjusted non-US GAAP earnings	$277,935	$1.90

	Year Ended December 31, 2009
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$274,258	$1.83
Restructuring and other costs, net of tax and noncontrolling interests	5,075	0.03
Acquisition related activities, net of tax and noncontrolling interests	1,830	0.01
Income tax related adjustments	(5,423)	(0.03)
Adjusted non-US GAAP earnings	$275,740	$1.84

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

In January 2010, the Company moved the reporting responsibility for several locations between segments which resulted in a change to the management structure and helped the Company gain operating efficiencies and effectiveness.  The segment information below reflects this revised structure for all periods shown.

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2010	2009	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$526.8	$526.7	$0.1	-

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$445.6	$436.8	$8.8	2.0%

Canada/Latin America/Endodontics/
Orthodontics	$662.6	$618.4	$44.2	7.1%

Dental Laboratory Business/
Implants/Non-Dental	$400.1	$412.2	$(12.1)	(2.9)%

Segment Operating Income
(in millions)	Year Ended December 31,
	2010	2009	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$176.1	$158.4	$17.7	11.2%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$17.2	$19.7	$(2.5)	(12.7)%

Canada/Latin America/Endodontics/
Orthodontics	$195.8	$185.8	$10.0	5.4%

Dental Laboratory Business/
Implants/Non-Dental	$83.4	$92.6	$(9.2)	(9.9)%

U.S., Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, were unchanged between the years ended December 31, 2010 and 2009.  On a constant currency basis, net sales, excluding precious metals content, increased 1.6%, which included positive endodontic sales and dental consumable product sales, excluding small equipment, where 2009 was favorably impacted by increased net sales from promotional activities.

Operating income increased $17.7 million during the year ended December 31, 2010 compared to 2009.  Operating income was positively impacted by gross profit, which was a result of higher net sales in European consumables markets, improved manufacturing performance and an increase in sales price. Additionally, the 2009 results included a roll-off of inventory step-up related to acquisitions of $4 million.  Operating income was further helped by a $6 million decrease in selling, general and administrative expenses for 2010, of which half was due to foreign currency translation.

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $8.8 million, or 2.0%, during the year ended December 31, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased $8.6 million, or 2.0%.  This increase is primarily related to the continuing business recovery in the CIS markets.

Operating income decreased $2.5 million during the year ended December 31, 2010 compared to 2009.  The decrease was driven primarily attributable to $4 million higher expenses for certain investments in emerging markets partially offset by an increase of $1.5 million in gross profit, primarily due to foreign currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $44.2 million, or 7.1%, during the year ended December 31, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content, increased by 5.5% primarily driven by dental specialty and non-dental products.  In addition, the 5.5% of constant currency growth included 1.1% of acquisition growth.

Operating income increased $10.0 million during the year ended December 31, 2010 compared to 2009.  The increase was driven by a $25 million increase in gross profit which was primarily from the endodontics business, as well as favorable impacts from foreign currency translation.  Offsetting this increase in gross profit was a $15 million increase in selling, general and administrative costs, which included incremental investments to promote certain dental specialty products, the negative impact of foreign currency translation and increased expenses in the Latin America businesses.

Dental Laboratory Business/Implants/Non-Dental

 Net sales, excluding precious metal content, decreased $12.1 million, or 2.9%, during the year ended December 31, 2010 compared to 2009.  On a constant currency basis, net sales, excluding precious metal content were flat as growth in the dental implant and non-dental businesses was offset by the dental laboratory business.

Operating income decreased $9.2 million during the year ended December 31, 2010 compared to 2009, primarily due to lower operating income in the dental laboratory business.

RESULTS OF OPERATIONS
 2009 Compared to 2008

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, from internal growth and net acquisition growth and highlights the impact of foreign currency translation.  These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

	Year Ended December 31,
(in millions)	2009	2008	$ Change	% Change

Net sales	$2,159.4	$2,191.5	$(32.1)	(1.5)%
Less: Precious metal content of sales	168.7	200.0	(31.3)	(15.7)%
Net sales, excluding precious metal content	$1,990.7	$1,991.5	$(0.8)	-

Net sales, excluding precious metal content, for 2009 was $1,990.7 million, which remained relatively unchanged when compared to 2008.  Net sales, excluding precious metal content, included constant currency growth of 2.3%, offset by currency translation, which reduced sales by 2.4%.   The constant currency sales growth was comprised of acquisition growth of 4.4%, partially offset by internal growth of negative 2.1%.  Sales for dental products grew on a constant currency basis by 3.0%, including internal growth of negative 1.3% and acquisition growth of 4.3%.

Internal Sales Growth

United States

In 2009, net sales, excluding precious metal content, decreased 0.7% in the United States on a constant currency basis, including 1.0% acquisition growth and internal growth of negative 1.7%.  The negative internal growth was primarily driven by lower sales in dental laboratory and non-dental products, which was partially offset by internal growth in dental consumables products.

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

Gross Profit

	Year Ended December 31,
(in millions)	2009	2008	$ Change	% Change

Gross profit	$1,106.4	$1,147.9	$(41.5)	(3.6)%
Gross profit as a percentage of net sales, including precious metal content	51.2%	52.4%
Gross profit as a percentage of net sales, excluding precious metal content	55.6%	57.6%

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

Expenses

Selling, General and Administrative Expenses

	Year Ended December 31,
(in millions)	2009	2008	$ Change	% Change

SG&A expenses	$718.2	$735.1	$(16.9)	(2.3)%
SG&A expenses as a percentage of net sales, including precious metal content	33.3%	33.5%
SG&A expenses as a percentage of net sales, excluding precious metal content	36.1%	36.9%

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

Restructuring and Other Costs

	Year Ended December 31,
(in millions)	2009	2008	$ Change	% Change

Restructuring and other costs	$6.9	$32.4	$(25.5)	NM

NM - Not Meaningful

The Company recorded net restructuring and other costs of $6.9 million in 2009 compared to $32.4 million in 2008.  The Company incurred $5.9 million of costs in 2009 related to several restructuring plans in response to the worldwide economic crisis that began in late 2008.  The restructuring plans related to the closure and/or consolidation of certain production and selling facilities in the United States, Europe and South America to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  Additionally, the Company executed targeted reductions in workforce both in the manufacturing and non-manufacturing business functions in certain locations.  Also, the Company recorded certain other costs related to legal matters and an impairment of an intangible asset.  The 2010 restructuring plans and ongoing benefits associated with these plans were immaterial to the current period as well as future periods.  The majority of the benefits of the 2009 and 2008 and prior period restructuring plans have been incorporated into the Company’s results.  While certain restructuring plans continue to be executed, the future benefits of these on the Company’s results would be immaterial in the period realized.

In 2008, the Company recorded costs of $24.2 million related to legal settlements and impairments of long-term assets.  The legal settlements related to several legal matters with multiple plaintiffs.  These cases included a patent dispute and cases relating to a prior distribution practice of the Company in connection with the sale of artificial teeth.  The impairment charge was related to abandonment of patented technology purchased in 2005 and the impairment of a long-term note receivable recorded from a sale of a business in 2006.  The impairment of the long-term note receivable occurred as the result of a change in payment terms on the non-interest bearing note receivable.  Additionally, the Company initiated several restructuring plans primarily related to the closure and consolidation of certain production and selling facilities in the United States, Europe and Asia to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring plans included charges of $5.9 million.  The Company also expensed $2.3 million for the fair value of in-process research and development associated with acquired businesses (See Note 14, Restructuring and Other Costs, to the consolidated financial statements).

Other Income and Expenses

	Year Ended December 31,
(in millions)	2009	2008	$ Change

Net interest expense (income)	$16.9	$15.4	$1.5
Other expense (income), net	1.0	10.2	(9.2)
Net interest and other expense (income)	$17.9	$25.6	$(7.7)

Net Interest Expense (Income)

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

Other Expense (Income), Net

Other expense in the 2009 period included approximately $0.3 million of currency transaction losses and $0.7 million of other non-operating costs. The 2008 period included $8.9 million of currency transaction losses and $1.3 million of other non-operating costs. In the fourth quarter of 2008, currency exchange rate volatility was extremely high and global currencies weakened versus the U.S. Dollar.  The Company incurred transaction losses, mostly in the fourth quarter of 2008, on settlement of intercompany and third party transactions.

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

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) restructuring and other costs, (2) acquisition related charges, (3) income tax related adjustments, and (4) credit risk adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Year Ended December 31, 2009
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$274,258	$1.83
Restructuring and other costs, net of tax and
noncontrolling interests	5,075	0.03
Acquisition related activities, net of tax and
noncontrolling interests	1,830	0.01
Income tax related adjustments	(5,423)	(0.03)
Adjusted non-US GAAP earnings	$275,740	$1.84

	Year Ended December 31, 2008
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$283,869	$1.87
Restructuring and other costs, net of tax and noncontrolling interests	19,770	0.13
Credit risk adjustment to outstanding derivatives, net of tax	(1,129)	(0.01)
Income tax related adjustments	(17,055)	(0.11)
Adjusted non-US GAAP earnings	$285,455	$1.88

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

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2009	2008	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$526.7	$459.7	$67.0	14.6%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$436.8	$456.2	$(19.4)	(4.3)%

Canada/Latin America/Endodontics/
Orthodontics	$618.4	$628.9	$(10.5)	(1.7)%

Dental Laboratory Business/
Implants/Non-Dental	$412.2	$452.4	$(40.2)	(8.9)%

Segment Operating Income
(in millions)	Year Ended December 31,
	2009	2008	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$158.4	$162.7	$(4.3)	(2.6)%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$19.7	$14.5	$5.2	35.9%

Canada/Latin America/Endodontics/
Orthodontics	$185.8	$200.1	$(14.3)	(7.1)%

Dental Laboratory Business/
Implants/Non-Dental	$92.6	$123.4	$(30.8)	(25.0)%

U.S., Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $67.0 million, or 14.6% during the year ended December 31, 2009 compared to 2008.  On a constant currency basis, sales increased 15.7%, which was driven primarily by acquisition growth of 14.8%.

Operating income decreased $4.3 million during the year ended December 31, 2009 compared to 2008.  Operating income was negatively affected by lower sales in certain European markets, unfavorable product and geographic sales mix, and currency translation. In addition, the decrease in operating income included the roll-off of a $4 million inventory step-up related to an acquisition completed in late 2008.  The segment, excluding an acquisition completed in 2008, reduced operating expenses during 2009 when compared to the same period in 2008 by $5 million.

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, decreased $19.4 million, or 4.3% during the year ended December 31, 2009 compared to 2008, of which negative 2.9% was the result of currency translation.  On a constant currency basis, sales were negative 1.4% primarily due to lower sales in the CIS partially offset by an acquisition growth of 1.5% and growth in the Pacific Rim businesses of 1.1%.

Operating income increased $5.2 million during the year ended December 31, 2009 compared to 2008.  Gross profit decreased $2 million primarily due to the negative impact of foreign currency translation and lower sales in the CIS, partially offset by higher sales and gross profit in the Pacific Rim.  More than offsetting this decrease in gross profit was a reduction in selling, general and administrative cost of $7 million, of which, approximately one half was due to foreign currency translation.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, decreased $10.5 million, or 1.7% during the year ended December 31, 2009 compared to 2008, of which negative 2.4% was the result of currency translation.  On a constant currency basis, sales increased by 0.7% as a result of an acquisition completed in 2008.

Operating income decreased $14.3 million during the year ended December 31, 2009 compared to 2008.  The decrease was the result of a $19 million decrease in gross profit due to lower sales in non-dental products, unfavorable absorption and a negative impact from foreign currency translations of $6 million.  Partially offsetting this decrease in gross profit is a reduction in selling, general and administrative of $5 million, primarily due to the impact of foreign currency translation.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $40.2 million, or 8.9% during the year ended December 31, 2009 compared to 2008, of which negative 3.3% was the result of currency translation. On a constant currency basis, sales decreased 5.6%, primarily driven by the lower sales in dental laboratory products, dental implant products and non-dental products partially offset by acquisition growth of 2.2%.

Operating income decreased $30.8 million during the year ended December 31, 2009 compared to 2008 as a result of profitability being down across the segment primarily related to lower sales in the dental laboratory businesses, unfavorable product sales mix and foreign currency translation.

CRITICAL ACCOUNTING JUDGMENTS AND POLICIES

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate.  Some events as described below could cause results to differ significantly from those determined using estimates.  The Company has identified below the accounting estimates believed to be critical to its business and results of operations.

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

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans.  Additionally, certain union and salaried employee groups in the U.S. are covered by postretirement healthcare plans.  Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends.  Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits.  Changes in these assumptions can impact the Company’s income before income taxes.  In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined.  These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates.  In establishing its discount rates, the Company predominantly uses observed indices of high-grade corporate bond yields with durations that are equivalent to the expected duration of the underlying liability.  The discount rate for each plan is based on observed corporate bond yield indices in the respective economic region covered by the plan.  The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.  Additional information related to the impact of changes in these assumptions is provided in Note 13, Benefit Plans, to the consolidated financial statements.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year.  The tax effect of such temporary differences is reported as deferred income taxes.  Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years.  The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.  As of December 31, 2010, the Company recorded a valuation allowance of $75.4 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions.  The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2010 were $362.3 million compared to $362.5 million during the year ended December 31, 2009. The decrease of $0.2 million in the 2010 period compared to 2009 was primarily the result of higher working capital changes of $19.6 million offset by earnings adjusted for favorable non-cash charges of $23.2 million.  Inventory levels increased by $37.0 million, which was partially offset by a decrease in accounts receivable of $22.1 million, in 2010 when compared to 2009.  The Company’s cash, cash equivalents and short-term investments increased by $89.7 million during the year ended December 31, 2010 to $540.1 million.

  For the years ended December 31, 2010 and 2009, the number of days for sales outstanding in accounts receivable was 54 days and 55 days, respectively.  On a constant currency basis, the number of days sales in inventory was 100 days and 99 days for the years ended December 31, 2010 and 2009, respectively.

Investing activities during 2010 include capital expenditures of $44.2 million.  Activity related to the acquisition of businesses, for the year ended December 31, 2010, totaled $85.2 million.   Investments of $35.6 million related to the acquisition of several orthodontic and implant distributors in Europe and Asia plus certain final payment on an acquisition from previous years and $49.6 million to acquire a 56.6 billion South Korea won (“KRW”) Convertible Bond related to a minority investment in DIO Corporation, a Korean implant manufacturer. (See Note 3, Business Acquisitions, to the consolidated financial statements).

At December 31, 2010, the Company had authorization to maintain up to 22.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 6.7 million shares, or approximately 4.6% of average diluted shares outstanding, during 2010 at an average price of $33.36. As of December 31, 2010 and 2009, the Company held 21.0 million and 15.8 million shares of treasury stock, respectively. The Company also received proceeds of $30.2 million primarily as a result of 1.5 million stock option exercises during the year ended December 31, 2010.

DENTSPLY's total long-term debt, including the current portion, at December 31, 2010 and 2009 was $606.5 million and $453.7 million, respectively. The Company’s long-term borrowings increased by a net of $152.8 million during the year ended December 31, 2010. This net change included a net increase in borrowings of $126.5 million during the year ended 2010, plus an increase of $26.3 million due to exchange rate fluctuations on debt denominated in foreign currencies.  During the year ended December 31, 2010, the Company’s ratio of long-term debt, including the current portion, to total capitalization increased to 24.1% compared to 19.2% at December 31, 2009.  DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total equity.

On February 19, 2010, the Company received the proceeds of a $250.0 million Private Placement Note (“PPN”) at a fixed rate of 4.1% for an average term of five years and a final maturity of six years.  The PPN is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the $150.0 million U.S. Private Placement Note that matured March 15, 2010.

On March 1, 2010, the Company entered into a Term Loan Agreement (“Term Loan”) with PNC Bank providing for the issuance by the Company of Swiss francs 65.0 million aggregate principal amount of floating rate Senior Term Loan with a final maturity in March 2012. This Term Loan is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the existing multi-currency revolving credit agreement maturing May 7, 2013.  The new Term Loan was used to refinance a loan under the existing multi-currency revolving credit agreement.

On May 7, 2010, the Company entered into a $200.0 million multi-currency revolving credit agreement (“Revolver”) with a syndicate of eight lenders with a final maturity in May 2013. The multi-currency revolving credit agreement replaced the $500.0 million multi-currency revolving credit agreement which matured May 9, 2010.  This Revolver is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the previous multi-currency revolving credit agreement which matured May 9, 2010. As a consequence of the smaller multi-currency revolving credit agreement, the Company also reduced its U.S. dollar Commercial Paper facility to $200.0 million in May 2010.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $200.0 million through May 7, 2013. This facility is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense.  At December 31, 2010, the Company was in compliance with these covenants. The Company also has available an aggregate $200.0 million under its U.S. commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility.  The total available credit under the commercial paper facility and the multi-currency facility in the aggregate is $200.0 million with $2.1 million outstanding under the multi-currency facility and $119.5 million outstanding under the commercial paper facility at December 31, 2010.  As of December 31, 2010, the Company has classified $121.6 million as long-term debt.  The long-term debt classification is supported by the fact that the Company has demonstrated its intent and ability to fund existing short-term debt with the multicurrency revolver.

The Company entered into new cross currency swaps of Swiss francs 100.0 million and Swiss francs 55.5 million on February 18, 2010 and March 1, 2010 respectively to replace maturing trades. The contracts are designated as net investment hedges.  The Company entered into new cross currency swaps of Euros 108.0 million on December 13, 2010 to replace maturing trades. The contracts are designated as net investment hedges.

The Company also has access to $77.3 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2010, $5.3 million was outstanding under these short-term lines of credit.  At December 31, 2010, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $150.5 million.

At December 31, 2010, the Company held $122.6 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2010:

Contractual Obligations				Greater
(in thousands)	Less Than	1-3	3-5	Than
	1 Year	Years	Years	5 Years	Total
Long-term borrowings	$2,478	$351,956	$176,048	$76,011	$606,493
Operating leases	25,778	27,557	12,107	9,072	74,514
Interest on long-term borrowings, net
of interest rate swap agreements	21,948	29,750	11,265	454	63,417
Postretirement obligations	9,467	20,429	22,222	64,131	116,249
Cross currency swaps	21,516	147,589	-	-	169,105
Precious metal consignment agreements	122,554	-	-	-	122,554
	$203,741	$577,281	$221,642	$149,668	$1,152,332

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2010, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $19.2 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 12, Income Taxes, to the consolidated financial statements).

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

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimates the fair value and carrying value of its total long term debt, including current portion of long-term debt, was $611.2 million and $606.5 million, respectively, as of December 31, 2010.   As of December 31, 2009, the fair value approximated the carrying value, which was $453.7 million.  The interest rate on the $250.0 million Private Placement Note is a fixed rate of 4.1%, and the fair value is based on the interest rates as of December 31, 2010.  The interest rates on term loan debt and commercial paper are variable, and therefore the fair value of these instruments approximates their carrying values.  The following table shows the Company’s principal outstanding debt amounts and the associated weighted average interest rates as of December 31, 2010.

Financial Instruments
	EXPECTED MATURITY DATES
							December 31, 2010
(in thousands)						2016 and	Carrying	Fair
	2011	2012	2013	2014	2015	beyond	Value	Value
Notes Payable:
U.S. dollar denominated	$900	$-	$-	$-	$-	$-	$900	$900
Average interest rate	2.3%						2.3%
Taiwan dollar denominated	185	-	-	-	-	-	185	185
Average interest rate	0.0%						0.0%
Euro denominated	4,191	-	-	-	-	-	4,191	4,191
Average interest rate	2.5%						2.5%
Total Notes Payable	$5,276	$-	$-	$-	$-	$-	$5,276	$5,276
	2.4%						2.4%
Current Portion of
Long-term Debt:
Euro denominated	$2,478	$-	$-	$-	$-	$-	$2,478	$2,478
Average interest rate	1.9%						1.9%
Total Current Portion of Long-Term Debt	$2,478	$-	$-	$-	$-	$-	$2,478	$2,478
	1.9%						1.9%

Long Term Debt:
U.S. dollar denominated	$-	$-	$121,623	$75,015	$100,000	$75,000	$371,638	$376,313
Average interest rate			0.4%	4.1%	4.1%	4.1%	2.9%
Swiss franc denominated	-	-	69,560	-	-	-	69,560	69,560
Average interest rate			1.7%				1.7%
Japanese yen denominated	-	154,626	-	-	-	-	154,626	154,626
Average interest rate		0.9%					0.9%
Euro denominated	-	4,833	1,314	703	330	1,011	8,191	8,191
Average interest rate		3.6%	2.5%	3.0%	2.9%	2.9%	3.3%
Total Long Term Debt,net current portion	$-	$159,459	$192,497	$75,718	$100,330	$76,011	$604,015	$608,690
		1.0%	0.9%	4.1%	4.1%	4.1%	2.3%

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

Determination of hedge activity is based upon market conditions, the magnitude of the foreign currency assets and liabilities and perceived risks.  These foreign exchange contracts generally have maturities of less than twelve months and the counterparties to the transactions are typically large international financial institutions.  The Company’s significant contracts outstanding as of December 31, 2010 are summarized in the table that follows.

Foreign Exchange Forward Contracts:
	EXPECTED MATURITY DATES

	(represents notional amounts for derivative financial instruments)

(in thousands)			December 31, 2010
			Carrying	Fair
	2011	2012	Value	Value
Forward sale, 11.2 million
Australian dollars	$10,460	$972	$(784)	$(784)
Forward purchase, 8.4 million
British pounds	(12,286)	(772)	250	250
Forward sale, 34.3 million
Canadian dollars	31,114	3,428	(664)	(664)
Forward sale, 5.2 million
Danish krone	925	-	10	10
Forward sale, 5.2 million
Euros	6,923	-	1,916	1,916
Forward sale, 407.5 million
Japanese yen	5,019	-	268	268
Forward sale, 118.7 million
Mexican pesos	9,615	-	12	12
Forward purchase, 1.5 million
Norwegian krone	(262)	-	1	1
Forward sale, 2.0 million
Singapore dollars	1,585	-	(10)	(10)
Forward sale, 527.9 million
South Korean won	509	-	(3)	(3)
Forward purchase, 11.5 million
Swiss francs	(12,324)	-	423	423
Forward sale, 23.6 million
Taiwanese dollars	805	-	4	4
Total Foreign Exchange
Forward Contracts	$42,083	$3,628	$1,423	$1,423

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

  During the first quarter of 2010, the Company entered into new cross currency basis swaps of Swiss francs 100.0 million and Swiss francs 55.5 million (collectively the “Swiss Swaps”). The Swiss Swaps mature in February 2013, and the Company pays three month Swiss franc London Inter-Bank Offered Rate (“LIBOR”) and receives three month U.S. dollar LIBOR on $93.0 million and $51.1 million, respectively. The new contracts were entered into to replace maturing contracts.  During the fourth quarter of 2010, the Company entered into new cross currency basis swaps of Euro 108.0 million (“Euro Swaps”). The Euro Swaps mature in December 2013, and the Company pays three month Euro Inter-Bank Offered Rate (“EURIBOR”) and receives three month U.S. dollar LIBOR on $143.1 million. The new contracts were entered into to replace maturing contracts.  The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued. The foreign currency revaluation is recorded in accumulated other comprehensive income, net of tax effects.

At December 31, 2010 and 2009, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2010 and December 31, 2009, the estimated net fair values of the cross currency interest rate swap agreements were negative $169.1 million and negative $176.6 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2010 and 2009, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs and Japanese yen, net of these net investment hedges, were $45.4 million and $111.1 million,, respectively, which were included in accumulated other comprehensive income, net of tax effects. The Company’s outstanding debt denominated in foreign currencies and the outstanding cross currency interest rate swaps as of December 31, 2010 are summarized in the table that follows.

Cross Currency Basis Swaps
	EXPECTED MATURITY DATES

	(represents notional amounts for derivative financial instruments)
				December 31, 2010
				Carrying	Fair
(in thousands)	2011	2012	2013	Value	Value

Swiss franc 592.5 million @ 1.17	$86,040	$60,570	$487,455	$(126,987)	$(126,987)
pay CHF 3mo. LIBOR rec. USD 3mo. LIBOR	(0.1)%	(0.1)%	(0.2)%
Euros 358.0 million @ $1.22	-	-	478,360	(42,118)	(42,118)
pay EUR 3mo. EURIBOR rec. USD 3mo. LIBOR			0.7%
Total Cross Currency Basis Swaps	$86,040	$60,570	$965,815	$(169,105)	$(169,105)

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of December 31, 2010, the Company has two groups of significant variable interest rate to fixed rate interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in September 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in September 2012.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.  The Company’s significant contracts outstanding as of December 31, 2010 are summarized in the table that follows.

Interest Rate Swaps
	EXPECTED MATURITY DATES

	(represents notional amounts for derivative financial instruments)
							December 31, 2010
						2016 and	Carrying	Fair
(in thousands)	2011	2012	2013	2014	2015	beyond	Value	Value

Interest rate swaps - Euro	$1,262	$1,262	$1,262	$965	$965	$2,171	$(660)	$(660)
Average interest rate	3.6%	3.6%	3.6%	3.7%	3.7%	3.7%
Interest rate swaps - Japanese yen	-	154,626	-	-	-	-	(2,058)	(2,058)
Average interest rate		1.6%
Interest rate swaps - Swiss francs	-	69,560	-	-	-	-	(3,026)	(3,026)
Average interest rate		4.2%
Total Interest Rate Swaps	$1,262	$225,448	$1,262	$965	$965	$2,171	$(5,744)	$(5,744)

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the swap primarily through other comprehensive income based on the tested effectiveness of the commodity swap. Realized gains or losses in other comprehensive income are released and recorded to costs of products sold as the products associated with the commodity swaps are sold. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot to spot basis rather than on a forward to forward basis. Accordingly, any time value component of the hedge fair value is deemed ineffective and will be reported currently as interest expense in the period which it is applicable. The spot to spot change in the derivative fair value will be deferred in other comprehensive income and released and recorded to costs of products sold as the products associated with the forward foreign exchange contracts are sold. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.  The Company’s significant contracts outstanding as of December 31, 2010 are summarized in the table that follows.

Commodity Contracts:

	EXPECTED MATURITY DATES

		December 31, 2010
		Carrying	Fair
(in thousands)	2011	Value	Value

Silver Swap - U.S. dollar	$(93)	$82	$82
Platinum Swap - U.S. dollar	(470)	6	6
Total Commodity Contracts	$(563)	$88	$88

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

At December 31, 2010, the Company had 95,999 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $122.6 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2010, the average annual rate charged by the consignor banks was 0.84%.  These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 18, 2011		February 18, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 15(a)(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 18, 2011

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales	$2,221,014	$2,159,378	$2,191,465
Cost of products sold	1,090,856	1,053,015	1,043,565

Gross profit	1,130,158	1,106,363	1,147,900
Selling, general and administrative expenses	738,901	718,230	735,084
Restructuring and other costs	10,984	6,890	32,355

Operating income	380,273	381,243	380,461

Other income and expenses:
Interest expense	25,089	21,896	32,527
Interest income	(4,254)	(5,032)	(17,089)
Other expense (income), net	1,782	1,023	10,150

Income before income taxes	357,656	363,356	354,873
Provision for income taxes	89,225	88,944	71,603
Equity in net loss of
unconsolidated affilated company	(1,096)	-	-

Net income	267,335	274,412	283,270

Less: Net income (loss) attributable
to noncontrolling interests	1,627	154	(599)

Net income attributable to
DENTSPLY International	$265,708	$274,258	$283,869

Earnings per common share:
Basic	$1.85	$1.85	$1.90
Diluted	$1.82	$1.83	$1.87

Weighted average common shares outstanding:
Basic	143,980	148,319	149,069
Diluted	145,985	150,102	151,679
The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$540,038	$450,348
Accounts and notes receivable-trade, net	344,796	348,684
Inventories, net	308,738	291,640
Prepaid expenses and other current assets	121,473	127,124
Total Current Assets	1,315,045	1,217,796

Property, plant and equipment, net	423,105	439,619
Identifiable intangible assets, net	78,743	89,086
Goodwill, net	1,303,055	1,312,596
Other noncurrent assets, net	138,003	28,835
Total Assets	$3,257,951	$3,087,932

Liabilities and Equity
Current Liabilities:
Accounts payable	$114,479	$100,847
Accrued liabilities	224,745	249,169
Income taxes payable	13,113	12,366
Notes payable and current portion of long-term debt	7,754	82,174
Total Current Liabilities	360,091	444,556

Long-term debt	604,015	387,151
Deferred income taxes	72,489	72,524
Other noncurrent liabilities	311,444	276,743
Total Liabilities	1,348,039	1,180,974

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at December 31, 2010 and December 31, 2009	1,628	1,628
Capital in excess of par value	204,902	195,495
Retained earnings	2,320,350	2,083,459
Accumulated other comprehensive income	24,156	83,542
Treasury stock, at cost, 21.0 million shares at December 31, 2010 and 15.8 million shares at December 31, 2009	(711,650)	(532,019)
Total DENTSPLY International Equity	1,839,386	1,832,105
Noncontrolling Interests	70,526	74,853
Total Equity	1,909,912	1,906,958
Total Liabilities and Equity	$3,257,951	$3,087,932

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated		Total
		Capital in		Other		DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2007	$1,628	$173,084	$1,582,683	$145,819	$(387,108)	$1,516,106	$296	$1,516,402
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	71,931	71,931
Comprehensive Income:
Net income	-	-	283,869	-	-	283,869	(599)	283,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(71,521)	-	(71,521)	63	(71,458)
Net loss on derivative financial instruments	-	-	-	(13,986)	-	(13,986)	-	(13,986)
Pension liability adjustments	-	-	-	(20,700)	-	(20,700)	-	(20,700)

Comprehensive Income						177,662	(536)	177,126

Exercise of stock options	-	(7,268)	-	-	19,994	12,726	-	12,726
Tax benefit from stock options exercised	-	3,910	-	-	-	3,910	-	3,910
Share based compensation expense	-	17,290	-	-	-	17,290	-	17,290
Funding of Employee Stock Option Plan	-	62	-	-	118	180	-	180
Treasury shares purchased	-	-	-	-	(112,634)	(112,634)	-	(112,634)
RSU dividends	-	76	(76)	-	-	-	-	-
Cash dividends ($0.185 per share)	-	-	(27,518)	-	-	(27,518)	-	(27,518)

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	-	-	274,258	-	-	274,258	154	274,412
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	50,566	-	50,566	3,008	53,574
Net loss on derivative financial instruments	-	-	-	(13,960)	-	(13,960)	-	(13,960)
Pension liability adjustments	-	-	-	7,324	-	7,324	-	7,324

Comprehensive Income						318,188	3,162	321,350

Exercise of stock options	-	(11,515)	-	-	24,921	13,406	-	13,406
Tax benefit from stock options exercised	-	3,505	-	-	-	3,505	-	3,505
Share based compensation expense	-	16,276	-	-	-	16,276	-	16,276
Funding of Employee Stock Option Plan	-	(63)	-	-	1,408	1,345	-	1,345
Treasury shares purchased	-	-	-	-	(78,718)	(78,718)	-	(78,718)
RSU dividends	-	138	(138)	-	-	-	-	-
Cash dividends ($0.200 per share)	-	-	(29,619)	-	-	(29,619)	-	(29,619)

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	265,708	-	-	265,708	1,627	267,335
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	-	-	(49,519)	-	(49,519)	(4,592)	(54,111)
Net loss on derivative financial instruments	-	-	-	(12,848)	-	(12,848)	-	(12,848)
Net unrealized holding gains on available-for-sale investments	-	-	-	11,029	-	11,029	-	11,029
Pension liability adjustments	-	-	-	(8,048)	-	(8,048)	-	(8,048)

Comprehensive Income						206,322	(2,965)	203,357

Exercise of stock options	-	(10,107)	-	-	40,296	30,189	-	30,189
Tax benefit from stock options exercised	-	4,663	-	-	-	4,663	-	4,663
Share based compensation expense	-	18,803	-	-	-	18,803	-	18,803
Funding of Employee Stock Option Plan	-	208	-	-	1,132	1,340	-	1,340
Treasury shares purchased	-	-	-	-	(223,993)	(223,993)	-	(223,993)
Dividends from noncontrolling interest	-	-	-	-	-	-	(1,362)	(1,362)
RSU distributions	-	(4,313)	-	-	-	(4,313)	-	(4,313)
RSU dividends	-	153	(153)	-	2,934	2,934	-	2,934
Cash dividends ($0.200 per share)	-	-	(28,664)	-	-	(28,664)	-	(28,664)

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:

Net income	$267,335	$274,412	$283,270

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,868	54,087	47,887
Amortization	9,472	11,088	9,042
Deferred income taxes	1,386	195	13,371
Share based compensation expense	18,803	16,276	17,290
Restructuring and other costs - non-cash	379	369	8,303
Stock option income tax benefit	(4,663)	(3,505)	(3,910)
Other non-cash expense (income)	7,249	(8,650)	(19,654)
Loss (gain) on disposal of property, plant and equipment	113	(1,997)	1,373
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	5,115	(16,942)	(3,690)
Inventories, net	(9,309)	27,710	(32,824)
Prepaid expenses and other current assets	(3,705)	6,996	(1,220)
Other non current assets	(1,154)	(192)	390
Accounts payable	2,165	(4,947)	5,430
Accrued liabilities	9,004	(1,708)	5,748
Income taxes	3,017	8,104	4,594
Other noncurrent liabilities	249	1,193	581

Net cash provided by operating activities	362,324	362,489	335,981

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(35,556)	(2,986)	(117,300)
Capital expenditures	(44,236)	(56,481)	(76,440)
Purchase of convertible debt issued by affiliate	(49,654)	-	-
Purchase of company owned life insurance policies	(2,000)	-	-
Expenditures for identifiable intangible assets	(1,606)	(14)	(2,477)
Purchases of short-term investments	-	-	(166,208)
Liquidations of short-term investments	-	222	314,025
Proceeds from sale of property, plant and equipment	3,562	5,860	596

Net cash used in investing activities	(129,490)	(53,399)	(47,804)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	368,611	86,091	117,900
Payments on long-term borrowings	(242,137)	(58,403)	(226,147)
(Decrease) increase in short-term borrowings	(9,657)	(7,465)	2,111
Proceeds from exercise of stock options	30,189	13,406	12,726
Excess tax benefits from share based compensation	4,663	3,505	3,910
Cash paid for treasury stock	(223,993)	(78,718)	(112,634)
Cash dividends paid	(29,077)	(29,836)	(26,952)

Net cash used in financing activities	(101,401)	(71,420)	(229,086)

Effect of exchange rate changes on cash and cash equivalents	(41,743)	8,687	(24,484)

Net increase in cash and cash equivalents	89,690	246,357	34,607

Cash and cash equivalents at beginning of period	450,348	203,991	169,384

Cash and cash equivalents at end of period	$540,038	$450,348	$203,991

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$21,856	$23,231	$34,222
Income taxes paid	$64,787	$76,207	$66,696

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), designs, develops, manufactures and markets a broad range of professional dental products.  The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics,  endodontic instruments and materials, and ultrasonic scalers; the leading United States manufacturer and distributor of denture teeth, dental handpieces, dental x-ray film holders, film mounts and prophylaxis paste; and a leading worldwide manufacturer or distributor of dental injectable anesthetics, impression materials, orthodontic appliances, dental cutting instruments, dental implants and restorative dental materials, dental sealants, and crown and bridge materials. The Company distributes its dental products in over 120 countries under some of the most well established brand names in the industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. The Company also consolidates all variable interest entities (“VIE”) where the  Company has determined that it has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in either the significant risks or rewards of the VIE. The Company continually reassesses its VIE to determine if consolidation is appropriate.  All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships as well as less than 20 percent ownership positions where the Company maintains significant influence over the subsidiary) are accounted for using the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with maturities at the date of purchase of ninety days or less.

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities at the date of purchase greater than ninety days and with remaining maturities of one year or less.

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

Accounts receivable – trade is stated net of these allowances that were $8.8 million and $12.2 million at December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010 and 2009, the Company wrote-off $2.6 million and $4.3 million, respectively, of accounts receivable that were previously reserved.  The tighter credit markets caused the Company to reassess and tighten its controls over customer credit terms, increase collection efforts and analyze accounts receivable activity.  This, along with improved customer liquidity, enabled the Company to reduce the provision for doubtful accounts by $0.2 million and $3.1 million in 2010 and 2009, respectively.

Additionally, notes receivable – trade is stated net of these allowances that were $0.8 million and $1.1 million at December 31, 2010 and 2009, respectively.  The Company recorded provisions for doubtful accounts on notes receivable – trade of $0.7 million for 2010 and $0.5 million for 2009.  Additionally, the Company wrote-off $1.0 million in 2010.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2010 and 2009, the cost of $6.9 million, or 2.2%, and $7.8 million, or 2.7%, respectively, of inventories was determined by the last in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.  The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2010 and 2009 by $4.9 million and $4.0 million, respectively.

Valuation of Goodwill and Other Long-Lived Assets

Assessment of the potential impairment of goodwill and other long-lived assets is an integral part of the Company’s normal ongoing review of operations.  Testing for potential impairment of these assets is significantly dependent on assumptions and reflects management’s best estimates at a particular point in time.  The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests.  Estimates based on these assumptions may differ significantly from actual results.  Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized.  If there are unfavorable changes in these assumptions, the future cash flows, a key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges.  Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized.  The following information outlines the Company’s significant accounting policies on long-lived assets by type.

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

The Company’s fair value approach involves using a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units.  The discounted cash flow model uses five year forecasted cash flows plus a terminal value based on a multiple of earnings.  In addition, the Company applies gross profit and operating expense assumptions consistent with its historical trends.  The total cash flows were discounted based on market participant data, which included the Company’s weighted-average cost of capital.  The Company considered the current market conditions when determining its assumptions.  Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions.  Additional information related to the testing for goodwill impairment is provided in Note 8, Goodwill and Intangible Assets.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years.  The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease.  Maintenance and repairs are expensed as incurred to the statement of operations; replacements and major improvements are capitalized.  These assets groups are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset group may not be recoverable.  Impairment is based upon an evaluation of the identifiable undiscounted cash flows.  If impaired, the resulting charge reflects the excess of the asset group’s carrying cost over its fair value.

Marketable Security

The Company’s marketable securities consist of debt instruments that are classified as available-for-sale in “Other noncurrent assets” on the consolidated balance sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. Once impairment is identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss.

Derivative Financial Instruments

The Company requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in fair value be recorded each period in current earnings or accumulated other comprehensive income (“AOCI”).

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

Pension and Other Postretirement Benefits

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit or defined contribution plans.  Additionally, certain union and salaried employee groups in the United States are covered by postretirement healthcare plans.  Costs for Company-sponsored plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends.  Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits.  Changes in these assumptions can impact the Company’s earnings before income taxes.  In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined.  These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates.  The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans.  The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.  The Company reports the funded status of its defined benefit pension and other postretirement benefit plans on its consolidated balance sheets as a net liability or asset.  Additional information related to the impact of changes in these assumptions is provided in Note 13, Benefit Plans.

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

Accumulated Other Comprehensive Income

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2010, 2009 and 2008, these tax adjustments were $158.7 million, $143.0 million and $138.5 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in AOCI in the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2010	2009

Foreign currency translation adjustments	$170,597	$220,116
Net loss on derivative financial instruments	(126,648)	(113,800)
Net unrealized holding gain on available for-sale securities	11,029	-
Pension liability adjustments	(30,822)	(22,774)
	$24,156	$83,542

The cumulative foreign currency translation adjustments included translation gains of $294.6 million and $327.8 million as of December 31, 2010 and 2009, respectively, offset by losses of $124.0 million and $107.7 million, respectively, on loans designated as hedges of net investments.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2010, the Company had losses of $16.3 million on its loans designated as hedges of net investments and translation losses of $33.2 million. During the year ended December 31, 2009, the Company had gains of $0.9 million on its loans designated as hedges of net investments and translation gains of $49.7 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange losses of $3.3 million, net foreign exchange gains of $0.3 million and net foreign exchange losses of $8.9 million in 2010, 2009, and 2008, respectively, are included in “Other expense (income), net.”

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $189.2 million, $168.7 million and $200.0 million for 2010, 2009 and 2008, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” and amounted to $49.4 million, $50.3 million and $48.5 million for 2010, 2009 and 2008, respectively. The year-over-year comparisons for 2010 versus 2009 and 2009 versus 2008 were both impacted by foreign currency translation which decreased the reported expense variations.

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

Business Acquisitions

The Company acquires businesses as well as partial interests in businesses. Acquired businesses are accounted for using the acquisition method of accounting which requires that the purchase price be allocated to net assets at their respective fair values. Any excess of the purchase price over estimated fair values of net assets is recorded as goodwill. Under the acquisition method, amounts allocated to acquired in-process research and development and contingent consideration are recorded to the consolidated balance sheet at the date of acquisition at their respective fair values. The assumptions made in determining fair value assigned to acquired assets and liabilities as well as asset lives can materially impact the results of operations.

The Company obtains information during due diligence and through other sources to get respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities; product line integration information; and information systems compatibilities. If the initial accounting for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date.

Equity Method Investments

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which the Company has significant influence are accounted for under the equity method.

Equity investments are carried at original cost adjusted for the proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and record a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists.

The Company classifies its equity in net earnings of unconsolidated affiliates in the consolidated statements of operations under the title of “Equity in net loss of unconsolidated affiliated company”.

Noncontrolling Interests

 The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of Equity in the consolidated balance sheets. Additionally, the Company reports the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the consolidated statements of operations. The Company also includes a separate column for NCI in the consolidated statements of changes in equity and comprehensive income.

Variable Interest Entities

On January 1, 2010, the Company adopted the new accounting guidance for variable interest entities (“VIE”). The guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. The adoption did not have a material impact on the Company’s financial position and results of operations.

The Company consolidates all VIE where the Company has determined that it has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in either the significant risks or rewards of the VIE. The Company continually reassesses VIE to determine if consolidation is appropriate. The Company continues to believe that it is the primary beneficiary of Materialise Dental N.V. (“Materialise”) and Zhermack S.p.A. (“Zhermack”) under this new accounting guidance for VIE. The accounting for Materialise and Zhermack are discussed further in Note 3, Business Acquisitions.

Segment Reporting

 The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales in 2010, 2009 and 2008. The Company has four reportable segments and a description of the activities of these segments is included in Note 4, Segment and Geographic Information.

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

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Net income
	attributable to
	DENTSPLY		Earnings per
(in thousands, except for share amounts)	International	Shares	common share
Year Ended December 31, 2010
Basic	$265,708	143,980	$1.85
Incremental shares from assumed exercise of dilutive options	-	2,005

Diluted	$265,708	145,985	$1.82

Year Ended December 31, 2009
Basic	$274,258	148,319	$1.85
Incremental shares from assumed exercise of dilutive options	-	1,783

Diluted	$274,258	150,102	$1.83

Year Ended December 31, 2008
Basic	$283,869	149,069	$1.90
Incremental shares from assumed exercise of dilutive options	-	2,610

Diluted	$283,869	151,679	$1.87

Options to purchase 3.1 million, 2.9 million and 1.6 million shares of common stock that were outstanding during the years ended 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

During 2010, the acquisition related activity was $35.6 million, net of cash acquired, which included a payment for a non-controlling interest investment in DIO Corporation (“DIO”). In 2009, the acquisition related activity was $3.0 million, net of cash. This activity was related to an additional earn-out payment on a prior acquisition from 2007 and the acquisition of a small sales and marketing organization of 3D digital implantology products.

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 16% of the outstanding shares of DIO. The Company accounts for the ownership in DIO under the equity method of accounting as it has significant influence over DIO. In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which may be converted into commons shares after a one year period. The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the consolidated balance sheets and the changes in fair value are reported in AOCI. The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position. As such, the derivative is not accounted for separately from the bond. The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds. At December 31, 2010, the amortized cost and fair value of the DIO bond was $49.7 million and $66.0 million, respectively, and $11.0 million of unrealized holding gains on available-for-sale securities, net of tax, have been recorded in AOCI. The contractual maturity of the bond is in December 2015.

DIO is located in Busan, South Korea and manufactures a wide range of dental implants including STEADY®, BioTite-H, SM implant, internal implant, external implant, ProTem implant, and SM Extra Wide implant systems. In addition, DIO offers various dental devices including implant surgical devices, handpieces, dental materials, impression materials sterilizers, toothpaste that contains dyrdoxyapatite, and the iTero® 3D intra-oral scanner (Cadent Inc.).

Business Acquisitions

The business acquisitions were related to the purchase of several small distributors that sell dental specialty products. The purchase agreements for three of the acquisitions provide for additional payments to be made based upon the achievement of certain operating performance of the respective businesses; however, the Company does not expect the additional payments to be material to the financial statements. The results of operations for these businesses have been included in the accompanying financial statements since the effective date of the respective transactions. The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.

Variable Interest Entities

The Company adopted new accounting guidance for VIE on January 1, 2010, which is discussed in Note 1, Significant Accounting Policies. The Company continues to believe that it will be the primary beneficiary of Materialise and Zhermack under this accounting guidance for VIE.

Additional Earn-out Payments

Several of the Company’s 2005, 2007 and 2008 acquisitions included provisions for possible additional payments based on the future performance of the individual businesses (generally for two to three years). During 2010, the Company paid $5.1 million in additional purchase price under these agreements.

Fair Value Allocations for the Business Acquisitions and Additional Earnout Payments

 As of December 31, 2010, the Company has recorded a total of $20.4 million in goodwill related to four business combinations, one investment in an unconsolidated affiliate, and additional earn-out payments on acquisitions from prior years. None of this goodwill is expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of the indentified assets acquired and liabilities assumed (in thousands):

Current assets	$10,755
Property, plant and equipment	1,255
Identifiable intangible assets and goodwill	21,055
Other long-term assets	28
Total assets	$33,093
Current liabilities	(12,495)
Long-term liabilities	(1,283)
Total liabilities	$(13,778)
Net assets	$19,315

Also, as a result of the finalization of fair values assigned to assets acquired and liabilities assumed from 2010 acquisition related activity, the Company has recorded a total of $0.7 million in intangible assets as non-compete agreements and customer lists with an average weighted life of 5.0 years.

Goodwill was assigned to the following four segments:

•	$1.5 million to U.S., Germany, and Certain Other European Regions Consumable Businesses;

•	$12.7 million Canada/Latin America/Endodontics/Orthodontics; and,

•	$6.2 million to Dental Laboratory Business/Implants/Non-Dental.

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

In January 2010, the Company moved the reporting responsibility for several locations between segments as a result of a change to the management structure. This change also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects this revised structure for all periods shown.

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

The following table sets forth information about the Company’s operating groups for the years ended December 31, 2010, 2009 and 2008.

Third Party Net Sales

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$526,781	$526,668	$459,678

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	482,146	471,232	487,126

Canada/Latin America/Endodontics/
Orthodontics	665,032	621,256	632,151

Dental Laboratory Business/
Implants/Non-Dental	550,359	543,637	618,077

All Other (a)	(3,304)	(3,415)	(5,567)
Total net sales	$2,221,014	$2,159,378	$2,191,465

(a)	Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$526,781	$526,668	$459,678

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	445,627	436,790	456,192

Canada/Latin America/Endodontics/
Orthodontics	662,556	618,414	628,887

Dental Laboratory Business/
Implants/Non-Dental	400,097	412,209	452,352

All Other (b)	(3,304)	(3,415)	(5,567)
Total net sales, excluding precious metal content	$2,031,757	$1,990,666	$1,991,542
Precious metal content of sales	189,257	168,712	199,923
Total net sales, including precious metal content	$2,221,014	$2,159,378	$2,191,465

(b)	Includes results of Corporate headquarters and one distribution warehouse not managed by named segments.

Intersegment Net Sales

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$116,440	$104,328	$130,463

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	17,103	13,202	15,941

Canada/Latin America/Endodontics/
Orthodontics	115,158	103,329	106,031

Dental Laboratory Business/
Implants/Non-Dental	112,285	114,591	123,157

All Other (c)	179,780	176,539	177,251
Eliminations	(540,766)	(511,989)	(552,843)
Total	$-	$-	$-

(c)	Includes amounts recorded at Corporate headquarters.

Depreciation and Amortization

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$16,315	$14,945	$12,807

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	3,939	3,884	3,188

Canada/Latin America/Endodontics/
Orthodontics	18,419	16,978	17,179

Dental Laboratory Business/
Implants/Non-Dental	20,479	21,461	16,062

All Other (d)	7,188	7,907	7,693
Total	$66,340	$65,175	$56,929

(d)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$176,128	$158,389	$162,717

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	17,187	19,737	14,474

Canada/Latin America/Endodontics/
Orthodontics	195,817	185,772	200,101

Dental Laboratory Business/
Implants/Non-Dental	83,428	92,554	123,442

All Other (e)	(81,303)	(68,319)	(87,918)
Segment Operating Income	$391,257	$388,133	$412,816

Reconciling Items:
Restructuring and other costs	10,984	6,890	32,355
Interest expense	25,089	21,896	32,527
Interest income	(4,254)	(5,032)	(17,089)
Other expense (income), net	1,782	1,023	10,150
Income before income taxes	$357,656	$363,356	$354,873
(e)	Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures

(in thousands)	2010	2009	2008

U.S., Germany and Certain Other
European Regions Consumable Businesses	$9,267	$8,333	$19,836

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	2,978	2,506	3,839

Canada/Latin America/Endodontics/
Orthodontics	17,078	14,434	19,593

Dental Laboratory Business/
Implants/Non-Dental	11,397	25,546	24,510

All Other (f)	3,516	5,662	8,662
Total	$44,236	$56,481	$76,440

(f)	Includes capital expenditures of Corporate headquarters.

Assets

(in thousands)	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$578,770	$602,272

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	390,572	388,831

Canada/Latin America/Endodontics/
Orthodontics	932,126	809,924

Dental Laboratory Business/
Implants/Non-Dental	995,090	973,764

All Other (g)	361,393	313,141
Total	$3,257,951	$3,087,932

(g)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for the years ended December 31, 2010, 2009 and 2008. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

	United		Other
(in thousands)	States	Germany	Foreign	Consolidated

2010
Net sales	$841,232	$469,796	$909,986	$2,221,014
Long-lived assets	119,533	116,916	186,656	423,105

2009
Net sales	$843,349	$482,130	$833,899	$2,159,378
Long-lived assets	124,129	132,348	183,143	439,620

2008
Net sales	$865,743	$470,836	$854,886	$2,191,465
Long-lived assets	129,286	131,960	171,029	432,275

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in thousands)	2010	2009	2008

Dental consumables products	$717,718	$708,713	$677,758
Dental laboratory products	511,061	504,526	558,291
Dental specialty products	925,317	892,421	888,484
Non-dental products	66,918	53,718	66,932
Total net sales	$2,221,014	$2,159,378	$2,191,465

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

One customer, Henry Schein, Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2010, 2009 and 2008 accounting for 11% of all net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 5 – OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in thousands)	2010	2009	2008

Foreign exchange transaction losses (gains), net	$3,331	$336	$8,881
Other (income) expense, net	(1,549)	687	1,269
	$1,782	$1,023	$10,150

NOTE 6 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in thousands)	2010	2009

Finished goods	$189,343	$178,721
Work-in-process	57,272	53,056
Raw materials and supplies	62,123	59,863
	$308,738	$291,640

The Company’s inventory valuation reserve was $35.5 million for 2010 and $31.9 million for 2009.

NOTE 7- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31,
(in thousands)	2010	2009
Assets, at cost:
Land	$40,032	$43,207
Buildings and improvements	304,341	295,297
Machinery and equipment	576,704	546,806
Construction in progress	20,639	18,610
	941,716	903,920
Less: Accumulated depreciation	518,611	464,301
Property, plant and equipment, net	$423,105	$439,619

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company requires that impairment tests on goodwill or other indefinite-lived intangible assets be performed annually and are based upon a fair value approach. If goodwill impairment is identified, the resulting charge is calculating the implied goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the implied goodwill. If impairment is identified on indefinite-lived intangibles, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. Other intangible assets with finite lives are amortized over their useful lives and tested for impairment when events or changes in circumstances indicate that the finite-lived intangible assets may be impaired

In addition to minimum annual impairment tests, the Company also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived intangible assets might be impaired. As the Company learns of such changes in circumstances through periodic analysis of actual results or through the annual development of operating unit business plans in the fourth quarter of each year, for example, impairment assessments will be performed as necessary.

The Company performs its annual goodwill impairment test in the second quarter of each year. This impairment assessment includes an evaluation of various reporting units, which is an operating segment or one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill of the reporting unit is less than the carrying value of its goodwill.

The Company performed the required annual impairment tests of goodwill as of April 30, 2010 on seven reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 7% to 10%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions when determining its assumptions as the global economy, and to a certain extent the U.S. economy, began to stabilize from the recessionary conditions in 2009. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

As of December 31, 2010, the Company has assigned no value to indefinite-lived intangible assets. Impairments of identifiable definite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008 were $0.4 million, $0.3 million and $2.7 million, respectively.

The table below presents the net carrying values of goodwill and identifiable definite-lived intangible assets.

	December 31,
(in thousands)	2010	2009

Goodwill	$1,303,055	$1,312,596

Identifiable definite-lived intangible assets, net	$78,743	$89,086

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
(in thousands)	2010	2009

Balance, beginning of the year	$1,312,596	$1,277,026
Acquisition activity	20,382	3,572
Changes to purchase price allocations	-	5,245
Effects of exchange rate changes	(29,923)	26,753
Balance, end of the year	$1,303,055	$1,312,596

The change in the net carrying value of goodwill from 2009 to 2010 was due to foreign currency translation adjustments, additional payments based on the performance of the previously acquired businesses and changes to purchase price allocations. The purchase price allocation changes were primarily related to the finalization of the purchase price allocation on 2009 acquisitions.

Goodwill by reportable segment is as follows:

	December 31,
(in thousands)	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$249,522	$252,538

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	167,258	159,383

Canada/Latin America/Endodontics/
Orthodontics	282,321	267,427

Dental Laboratory Business/
Implants/Non-Dental	603,954	633,248

Total	$1,303,055	$1,312,596

Identifiable definite-lived intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$21,956	$(12,108)	$9,848	$38,840	$(25,842)	$12,998
Trademarks	68,344	(20,835)	47,509	70,353	(17,939)	52,414
Licensing agreements	28,509	(15,709)	12,800	28,880	(14,138)	14,742
Other	16,994	(8,408)	8,586	15,364	(6,432)	8,932
	$135,803	$(57,060)	$78,743	$153,437	$(64,351)	$89,086

Amortization expense for identifiable definite-lived intangible assets for 2010, 2009 and 2008 was $9.0 million, $10.6 million and $8.7 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $8.4 million, $7.7 million, $6.3 million, $5.6 million and $5.5 million for 2011, 2012, 2013, 2014 and 2015, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2010	2009

Payroll, commissions, bonuses, other cash compensation and employee benefits	$61,334	$60,083
General insurance	12,118	13,222
Sales and marketing programs	31,070	28,468
Professional and legal costs	10,844	10,248
Restructuring costs	9,191	9,966
Warranty liabilities	4,253	4,141
Deferred income	5,656	3,385
Accrued vacation and holidays	12,528	13,425
Third party royalties	9,184	9,806
Current portion of derivatives	27,668	59,250
Other	40,899	37,175
	$224,745	$249,169

A reconciliation of changes in the Company's warranty liability for 2010 and 2009 is as follows:

	December 31,
(in thousands)	2010	2009

Balance, beginning of the year	$4,141	$4,260
Accruals for warranties issued during the year	1,581	1,129
Accruals related to pre-existing warranties	103	-
Warranty settlements made during the year	(1,494)	(1,295)
Effects of exchange rate changes	(78)	47
Balance, end of the year	$4,253	$4,141

NOTE 10 - FINANCING ARRANGEMENTS

Financing Activities

On February 19, 2010, the Company received the proceeds of a $250.0 million Private Placement Note (“PPN”) at a fixed rate of 4.1% for an average term of five years and a final maturity of six years. The PPN is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the $150.0 million U.S. Private Placement Note that matured March 15, 2010.

On March 1, 2010, the Company entered into a Term Loan Agreement (“Term Loan”) with PNC Bank providing for the issuance by the Company of 65.0 million Swiss francs aggregate principal amount of floating rate Senior Term Loan with a final maturity in March 2012. This Term Loan is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the existing multi-currency revolving credit agreement maturing May 7, 2013. The new Term Loan was used to refinance a loan under the existing multi-currency revolving credit agreement.

On May 7, 2010, the Company entered into a $200.0 million multi-currency revolving credit agreement (“Revolver”) with a syndicate of eight lenders with a final maturity in May 2013. The multi-currency revolving credit agreement replaced the $500.0 million multi-currency revolving credit agreement which matured May 9, 2010. This Revolver is unsecured and contains certain affirmative and negative covenants relating to its operations and financial condition of the Company similar in substance to the previous multi-currency revolving credit agreement which matured May 9, 2010.

Short-Term Borrowings

 Short-term bank borrowings amounted to $5.3 million and $15.6 million at December 31, 2010 and 2009, respectively. The weighted-average interest rates of these borrowings were 3.0% at December 31, 2010 and 2009. Unused lines of credit for short-term financing at December 31, 2010 and 2009 were $72.1 million and $56.9 million, respectively. Substantially all other short-term borrowings were classified as long-term as of December 31, 2010 and 2009, reflecting the Company's intent and ability to refinance these obligations beyond one year and are included in the following table. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.

Long-Term Borrowings

	December 31,
(in thousands)	2010	2009

Multi-currency revolving credit agreement expiring May 2013:
U.S. dollar denominated	$2,123	$3,967
Swiss francs 65 million	-	62,844
Private placement notes:
U.S. dollar denominated expiring March 2010 at 0.55%	-	150,000
U.S. dollar denominated expiring March 2016 at 4.11%	250,000	-
Term Loan Agreement:
Swiss francs denominated expiring March 2012 at 1.67%	69,560	-
Term Loan Agreement:
Japanese yen denominated expiring March 2012 at 0.91%	154,626	134,776
U.S. dollar commercial paper:
Facility rated A/2-P/2 U.S. dollar borrowings at 0.40%	119,500	85,200
Other borrowings, various currencies and rates	10,684	16,944
	$606,493	$453,731
Less: Current portion
(included in notes payable and current portion of long-term debt)	2,478	66,580
Long-term portion	$604,015	$387,151

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2010. The borrowings under the commercial paper program are considered contractually due in 2013.

(in thousands)

2011	$2,478
2012	159,459
2013	192,497
2014	75,718
2015	100,330
2016 and beyond	76,011
$606,493

The Company utilizes interest rate swaps to convert the Swiss franc denominated Term Loan debt to fixed rate debt. The Company utilizes interest rate swaps to convert the variable rate Japanese yen denominated notes to fixed rate debt. The Company's use of interest rate swaps is further described in Note 15, Financial Instruments and Derivatives.

The Company has a $200.0 million revolving credit agreement with participation from eight banks, which expires in May 2013. The revolving credit agreement contains a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2010, the Company was in compliance with these covenants. The Company pays a facility fee of 0.25% annually on the amount of the commitment under the $200.0 million three-year facility. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company’s long-term credit rating from Standard and Poor’s and Moody’s.

The Company has a U.S. dollar commercial paper facility totaling $200.0 million, which has utilization, dealer and annual appraisal fees which on average cost 0.16% annually. The $200.0 million revolving credit facility acts as back-up credit to this commercial paper facility. The total available credit under the commercial paper facility and the revolving credit facility is $200.0 million. As of December 31, 2010, the Company had $119.5 million outstanding in commercial paper and $2.1 million in revolving credit obligations.

At December 31, 2010, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $150.5 million.

NOTE 11 - EQUITY

At December 31, 2010, the Company had authorization to repurchase shares under its stock repurchase program in an amount up to 22,000,000 shares of treasury stock. Under its stock repurchase program, the Company purchased 6,714,508 shares and 2,452,903 shares during 2010 and 2009 at an average price of $33.36 and $32.09, respectively. As of December 31, 2010 and 2009, the Company held 21.0 million and 15.8 million shares of treasury stock, respectively. During 2010, the Company repurchased $224.0 million in treasury stock. The Company also received proceeds of $30.2 million primarily as a result of the exercise of 1.5 million stock options during the year ended December 31, 2010. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2010 is $5.4 million.

The following table represents total outstanding shares for the years ended December 31:

	Common	Treasury	Outstanding
(in thousands)	Shares	Shares	Shares

Balance at December 31, 2007	162,776	(11,954)	150,822
Shares Issued	-	677	677
Repurchase of common stock at cost	-	(2,971)	(2,971)

Balance at December 31, 2008	162,776	(14,248)	148,528
Shares Issued	-	886	886
Repurchase of common stock at cost	-	(2,453)	(2,453)

Balance at December 31, 2009	162,776	(15,815)	146,961
Shares Issued	-	1,489	1,489
Repurchase of common stock at cost	-	(6,715)	(6,715)

Balance at December 31, 2010	162,776	(21,041)	141,735

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan as of December 31, 2010 is 13.8 million.

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

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in millions)	2010	2009	2008

Stock option expense	$10.4	$8.7	$11.7
RSU expense	7.2	6.4	4.4
Total stock based compensation expense	$17.6	$15.1	$16.1

Related deferred income tax benefit	$4.9	$3.6	$3.9

The stock option expense shown in the preceding table represents the aggregate fair value of shares vested during the year ended December 31, 2010, 2009 and 2008. There were 1.8 million non-qualified stock options unvested as of December 31, 2010. The remaining unamortized compensation cost related to non-qualified stock options is $8.9 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.4 years. The unamortized compensation cost related to RSU is $6.9 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options (“NQSO”) issued during the years ended:

	December 31,
	2010 (a)	2009	2008
Weighted average fair value per share	$9.06	$7.31	$5.23
Expected dividend yield	0.58%	0.60%	0.69%
Risk-free interest rate	2.55%	2.14%	1.85%
Expected volatility	22%	22%	21%
Expected life (years)	6.42	4.84	4.66

(a)
In 2010, the Human Resources Committee of the Company’s Board of Directors reviewed the Company’s practices for NQSO grants and determined that it would be more appropriate to make all regular equity grants in the February time frame, after the Company’s financial results are known for the prior year. Accordingly, there were no grants of NQSO in December 2010, which had been the historic practice.

The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $16.5 million, $12.3 million and $13.7 million, respectively.

The following table summarizes the non-qualified stock option transactions for the year ended December 31, 2010:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
(in thousands, except per share amounts)	Shares	Price	Value	Shares	Price	Value
December 31, 2009	12,038	$28.34	$94,148	8,682	$26.78	$80,839
Granted	150	34.56
Exercised	(1,344)	22.46
Forfeited	(208)	33.15

December 31, 2010	10,636	$29.07	$66,722	8,815	$28.58	$61,450

The weighted average remaining contractual term of all outstanding options is 5.8 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes information about non-qualified stock options outstanding for the year ended December 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
Incremental Changes	December 31,	Life	Exercise	December 31,	Exercise
in Stock Price	2010	(in years)	Price	2010	Price
10.01 - 15.00	30,600	0.5	$13.61	30,600	$13.61
15.01 - 20.00	1,165,283	1.6	17.64	1,165,283	17.64
20.01 - 25.00	1,037,798	3.1	22.17	1,019,398	22.17
25.01 - 30.00	4,270,074	6.1	27.07	3,681,669	27.18
30.01 - 35.00	2,844,220	7.6	32.81	1,749,067	32.19
35.01 - 40.00	203,315	7.8	36.77	93,764	37.29
40.01 - 45.00	37,774	7.2	41.16	28,587	41.19
45.01 - 50.00	1,046,867	6.8	45.15	1,046,867	45.15

	10,635,931	5.8	$29.07	8,815,235	$28.58

The following table summarizes the unvested RSU transactions for the year ended December 31, 2010:

	Unvested Restricted Stock Units
		Weighted Average
(in thousands, except per share amounts)		Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	668	$31.95
Granted	250	32.92
Exercised	(144)	30.95
Forfeited	(30)	32.86

Unvested at December 31, 2010	744	$32.43

NOTE 12 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in thousands)	2010	2009	2008

United States	$104,424	$99,009	$45,171
Foreign	253,232	264,347	309,702
	$357,656	$363,356	$354,873

The components of the provision for income taxes from operations are as follows:

	December 31,
(in thousands)	2010	2009	2008

Current:
U.S. federal	$21,848	$30,851	$(9,913)
U.S. state	3,795	5,886	2,291
Foreign	62,196	52,012	65,854
Total	$87,839	$88,749	$58,232

Deferred:
U.S. federal	$3,067	$(8,046)	$23,496
U.S. state	1,062	(476)	3,283
Foreign	(2,743)	8,717	(13,408)
Total	$1,386	$195	$13,371

	$89,225	$88,944	$71,603

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.9	1.0	1.0
Federal benefit of R&D and foreign tax credits	(6.9)	(11.3)	(15.8)
Tax effect of international operations	(4.7)	0.7	4.9
Net effect of tax audit activity	1.0	(1.3)	(4.4)
Tax effect of enacted statutory rate changes	-	-	0.1
Federal tax on unremitted earnings of certain
foreign subsidiaries	0.2	0.1	(0.3)
Other	(0.5)	0.3	(0.3)

Effective income tax rate on operations	25.0%	24.5%	20.2%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2010		December 31, 2009
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
(in thousands)	Asset	Liability	Asset	Liability

Commission and bonus accrual	$1,201	$-	$1,764	$-
Employee benefit accruals	33,139	-	27,876	-
Inventory	17,497	-	15,554	-
Identifiable intangible assets	-	138,621	-	130,419
Insurance premium accruals	4,610	-	5,068	-
Miscellaneous accruals	7,088	-	8,529	-
Other	13,820	-	12,827	-
Unrealized losses included in other
comprehensive income	59,618	-	55,545	-
Property, plant and equipment	-	36,881	-	38,663
Product warranty accruals	901	-	980	-
R&D and foreign tax credit carryforward	34,844	-	35,609	-
Restructuring and other cost accruals	1,011	-	777	-
Sales and marketing accrual	4,545	-	4,553	-
Taxes on unremitted earnings of foreign subsidiaries	-	2,083	-	1,486
Tax loss carryforwards and other tax attributes	94,286	-	70,010	-
Valuation allowance	(75,392)	-	(51,809)	-
	$197,168	$177,585	$187,283	$170,568

The deferred tax assets and liabilities are included in the following consolidated balance sheet line items:

	December 31,
(in thousands)	2010	2009

Prepaid expenses and other current assets	$55,747	$77,277
Income taxes payable	3,004	1,747
Other noncurrent assets	39,329	13,709
Deferred income taxes	72,489	72,524

The Company has $34.8 million of foreign tax credit carryforwards, of which $7.8 million, $7.1 million, $9.9 million, $7.1 million, and $2.9 million will expire in 2015, 2016, 2017, 2019, and 2020 respectively.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $585.7 million at December 31, 2010, of which $443.1 million expire through 2030 and $142.6 million may be carried forward indefinitely. The tax benefit of certain tax loss carryforwards and deferred tax assets has been offset by a valuation allowance as of December 31, 2010, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2010 and 2009 was $75.4 million and $51.8 million, respectively.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $800.1 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2010, is approximately $19.2 million, of this total, approximately $17.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $3.1 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.

The total amount of accrued interest and penalties were $6.0 million and $5.6 million as of December 31, 2010 and 2009, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the year ended December 31, 2010 and December 31, 2009, the Company recognized income tax benefits in the amount of $0.6 million and $1.7 million for interest and penalties.  During the year ended December 31, 2008, the company recognized income tax expense of $5.5 million in interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany and Switzerland.   The Company has substantially concluded all U.S. federal income tax matters for years through 2005, resulting in the years 2006 through 2009 being subject to future potential tax audit adjustments while years prior to 2006 are settled.  The Company has concluded audits in Germany through the tax year 2003 and is currently under audit for the years 2004 through 2008.  The taxable years that remain open for Switzerland are 2000 through 2009.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in thousands)	2010	2009	2008

Unrecognized tax benefits at beginning of period	$12,864	$17,285	$36,307
Gross change for prior period positions	47	(5,120)	(10,154)
Gross change for current year positions	1,036	1,630	785
Decrease due to settlements and payments	-	(255)	(2,584)
Decrease due to statute expirations	(424)	(1,026)	(5,752)
Increase due to effect of foreign currency translation	-	350	-
Decrease due to effect from foreign currency translation	(380)	-	(1,317)

Unrecognized tax benefits at end of period	$13,143	$12,864	$17,285

NOTE 13 - BENEFIT PLANS

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $26.2 million, $24.6 million and $21.2 million in 2010, 2009 and 2008, respectively.

Defined Contribution Plans

 The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of “Covered Compensation,” with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a Non-Elective Contribution (“NEC”) in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service (“IRS”) defined limits. The annual expense and cash contribution to the 401(k) is expected to be $4.7 million for 2010 (to be contributed in the first quarter of 2011), and was $5.3 million for 2009 (contributed in the first quarter of 2010), and $5.0 million for 2008 (contributed in the first quarter of 2009).

The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $3.0 million for 2010 (to be contributed in the first quarter of 2011), and were $1.4 million for 2009 (contributed in the first quarter of 2010), and were $1.3 million for 2008 (contributed in the first quarter of 2009).

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

In addition to the U.S. plans, the Company maintains defined benefit pension plans for its employees in Germany, Japan, the Netherlands, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the U.S. are covered by government health plans.

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

The defined benefit pension plan assets in the U.S. are held in trust and the investment policies of the plans are generally to invest the plans assets in equities and fixed income investments.  The objective is to achieve a long-term rate of return in excess of 5% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies of the U.S. plans, the plans assets were invested in the following investment categories: interest-bearing cash, registered investment companies (e.g. mutual funds), common/collective trusts, master trust investment accounts and insurance company general accounts.  The investment objective is for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The defined benefit pension plan assets maintained in Germany, Japan, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess 5% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies for the plans outside the U.S., the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

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

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:
			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$191,976	$183,785	$11,666	$10,501
Service cost	8,108	8,375	58	50
Interest cost	8,415	8,003	605	676
Participant contributions	2,886	2,774	616	689
Actuarial losses (gains)	7,976	(7,202)	(548)	1,018
Amendments	-	(29)	-	-
Divestitures	291	286	-	-
Effects of exchange rate changes	3,474	4,929	-	-
Settlement gains	-	(808)	-	-
Benefits paid	(11,622)	(8,137)	(790)	(1,268)

Benefit obligation at end of year	$211,504	$191,976	$11,607	$11,666

Change in Plan Assets
Fair value of plan assets at beginning of year	$88,866	$75,986	$-	$-
Actual return on assets	1,883	5,687	-	-
Settlement gains	-	-	-	-
Effects of exchange rate changes	8,374	2,474	-	-
Employer contributions	9,159	10,082	174	579
Participant contributions	2,886	2,774	616	689
Benefits paid	(11,622)	(8,137)	(790)	(1,268)
Fair value of plan assets at end of year	$99,546	$88,866	$-	$-

Funded status at end of year	$(111,958)	$(103,110)	$(11,607)	$(11,666)

The amounts recognized in the accompanying consolidated balance sheets, net of tax effects, are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Other noncurrent assets	$-	$1	$-	$-
Deferred tax asset	9,834	7,177	1,113	1,427
Total assets	$9,834	$7,178	$1,113	$1,427

Current liabilities	(3,462)	(3,604)	(1,099)	(1,107)
Long-term liabilities	(108,496)	(99,507)	(10,508)	(10,559)
Deferred tax liability	(22)	(238)	-	-
Total liabilities	$(111,980)	$(103,349)	$(11,607)	$(11,666)

Accumulated other comprehensive income	29,050	20,504	1,771	2,270

Net amount recognized	$(73,096)	$(75,667)	$(8,723)	$(7,969)

Amounts recognized in AOCI consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009

Net actuarial loss	$38,694	$27,056	$2,884	$3,697
Net prior service cost	168	262	-	-
Net transition obligation	-	125	-	-
Pretax AOCI	$38,862	$27,443	$2,884	$3,697
Less deferred taxes	9,812	6,939	1,113	1,427
Post tax AOCI	$29,050	$20,504	$1,771	$2,270

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2010	2009

Projected benefit obligation	$211,504	$191,785
Accumulated benefit obligation	200,574	182,594
Fair value of plan assets	99,546	88,674

Components of net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
(in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$8,108	$8,375	$6,980	$58	$50	$50
Interest cost	8,415	8,003	7,910	605	676	635
Expected return on assets	(4,662)	(3,991)	(4,458)	-	-	-
Amortization of actuarial losses	124	240	240	-	-	-
Amortization of prior service	86	138	141	-	-	-
Amortization of net loss	1,002	1,652	155	265	281	168
Settlement gains	-	(1,148)	(2,259)	-	-	-
Net periodic benefit cost	$13,073	$13,269	$8,709	$928	$1,007	$853

Other changes in plan assets and benefit obligations recognized in AOCI:

				Other Postretirement
	Pension Benefits			Benefits
(in thousands)	2010	2009	2008	2010	2009	2008

Net actuarial (gain) loss	$12,640	$(7,994)	$26,214	$(548)	$1,020	$670
Net prior service (credit)	(8)	(37)	(3)	-	-	-
Net transition obligation	(1)	1	32	-	-	-
Amortization	(1,212)	(2,030)	(536)	(265)	(281)	(168)
Total recognized in AOCI	$11,419	$(10,060)	$25,707	$(813)	$739	$502
Total recognized in net periodic benefit cost and AOCI	$24,493	$3,209	$34,416	$114	$1,746	$1,355

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $1.6 million. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.2 million.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2011 are as follows:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Amount of net transition obligation (asset)	$-	$-
Amount of net prior service cost	0.1	-
Amount of net loss	1.5	0.2

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	4.1%	4.7%	4.5%	5.0%	5.5%	6.3%
Rate of compensation increase	2.6%	2.7%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.0%	8.5%	9.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	7.0	8.0	9.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	4.7%	4.5%	5.0%	5.5%	6.3%	6.3%
Expected return on plan assets	5.2%	5.2%	5.4%	n/a	n/a	n/a
Rate of compensation increase	2.7%	2.7%	2.8%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.0%	8.5%	9.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	7.0	8.0	9.0

Measurement Date	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008

To develop the assumptions for the expected long-term rate of return on assets, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the assets are invested and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based on the target asset allocations to develop the assumptions for the expected long-term rate of return on assets.

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2010:

	Other Postretirement
	Benefits
(in thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$59	$(49)
Effect on postretirement benefit obligation	988	(845)

Fair Value Measurements of Plan Assets

The fair value of the Company's pension plan assets at December 31, 2010 are presented in the table below by asset category. Over 80% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “fair value measurement” heading.

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Assets Category
Cash and cash equivalents	$3,028	$2,775	$253	$-
Equity securities:
U. S.	1,103	1,103	-	-
International	29,944	29,944	-	-
Fixed income securities:
Fixed rate bonds (a)	41,215	41,215	-	-
Other types of investments:
Mutual funds (b)	8,857	417	8,440	-
Common trusts (c)	1,648	-	-	1,648
Insurance contracts	4,858	-	3,034	1,824
Hedge funds	1,334	-	-	1,334
Real estate	7,559	7,199	-	360
Total	$99,546	$82,653	$11,727	$5,166

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Assets Category
Cash and cash equivalents	$3,180	$3,038	$142	$-
Equity securities:
U. S.	954	954	-	-
International	27,907	27,907	-	-
Fixed income securities:
Fixed rate bonds (a)	35,350	35,350	-	-
Other types of investments:
Mutual funds (b)	7,872	-	7,872	-
Common trusts (c)	1,932	90	-	1,842
Insurance contracts	4,567	-	2,825	1,742
Hedge funds	1,672	-	-	1,672
Real estate	5,432	5,107	-	325
Total	$88,866	$72,446	$10,839	$5,581

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds in Swiss currency, foreign currency bonds, mortgage notes and pledged letters.
(b)	Mutual funds balanced between moderate-income generation and moderate capital appreciation with investments allocation of approximately 50% equities and 50% fixed income investments.
(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following tables provide a reconciliation from December 31, 2009 to December 31, 2010 for the plans assets categorized as Level 3.  No assets were transferred in or out of the Level 3 category during the year ended December 31, 2010.

	Changes within Level 3 Category for
	Year Ended December 31, 2010
	Common	Insurance	Hedge	Real
(in thousands)	Trust	Contracts	Funds	Estate	Total
Beginning balance at December 31, 2009	$1,842	$1,742	$1,672	$325	$5,581

Actual return on plan assets:
Relating to assets still held at the reporting date	116	29	37	-	182
Relating to assets sold during the period	46	-	-	-	46
Purchases, sales and settlements	(356)	109	(541)	-	(788)
Effects of exchange rate changes	-	(56)	166	35	145
Ending balance at December 31, 2010	$1,648	$1,824	$1,334	$360	$5,166

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

Fair values for Level 3 assets are determined as follows:

Common Trusts and Hedge Funds:  The investments are valued using the net asset value provided by the administrator of the trust or fund, which is based on the fair value of the underlying securities.

Real Estate:  Investment is stated by its appraised value.

Insurance Contracts: The value of the asset represents the mathematical reserve of the insurance policies and is calculated by the insurance firms using their own assumptions.

Cash Flows

In 2011, the Company expects to contribute $6.2 million to its defined benefit pension plans and $1.1 million to its postretirement medical plans.

Estimated Future Benefit Payments

(in thousands)	Pension Benefits	Other Postretirement Benefits
2011	$8,368	$1,099
2012	8,656	1,124
2013	9,569	1,080
2014	10,140	1,046
2015	10,058	978
2016-2019	59,982	4,149

 NOTE 14 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $5.8 million and $5.9 million for 2010 and 2009, respectively, are reflected in Restructuring and other costs in the statement of operations and the associated liabilities are recorded in accrued liabilities and other non-current liabilities in the consolidated balance sheet.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs. These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.  During 2010 and 2009, the Company initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in the United States, Europe and South America to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  Additionally, the Company executed targeted reductions in workforce both in the manufacturing and non-manufacturing business functions in certain locations on 2009.

The 2010 restructuring plans and ongoing benefits associated with these plans were immaterial to the current period as well as future periods.  The majority of the benefits of the 2009 and 2008 and prior period restructuring plans have been incorporated into the Company’s results.  While certain restructuring plans continue to be executed, the future benefits of these on the Company’s results would be immaterial in the period realized.

As of December 31, 2010, the Company’s restructuring accruals were as follows:

	Severances
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance, December 31, 2009	$5,505	$3,240	$-	$8,745
Provisions and adjustments	(700)	(514)	6,552	5,338
Amounts applied	(2,780)	(1,873)	(1,292)	(5,945)
Balance, December 31, 2010	$2,025	$853	$5,260	$8,138

	Lease/contract terminations
	2008 and
(in thousands)	Prior Plans	Total

Balance, December 31, 2009	$1,093	$1,093
Provisions and adjustments	-	-
Amounts applied	(97)	(97)
Balance, December 31, 2010	$996	$996

	Other restructuring costs
	2008 and
(in thousands)	Prior Plans	2009 Plans	2010 Plans	Total

Balance, December 31, 2009	$112	$16	$-	$128
Provisions and adjustments	90	209	206	505
Amounts applied	(161)	(209)	(206)	(576)
Balance, December 31, 2010	$41	$16	$-	$57

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

	December 31,	Provisions	Amounts	December 31,
(in thousands)	2009	and adjustments	applied	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$1,247	$405	$(561)	$1,091

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	84	422	(391)	115

Canada/Latin America/Endodontics/ Orthodontics	638	582	(820)	400

Dental Laboratory Business/ Implants/Non-Dental	7,997	4,434	(4,846)	7,585
Total Balance	$9,966	$5,843	$(6,618)	$9,191

Other Costs

In 2010, the Company recorded certain other costs of $5.2 million, of which $3.7 million related to legal matters.  The remaining portion consists of impairments related to intangible assets and acquisition related costs.  In 2009, the Company recorded certain other costs of $0.9 million related to legal matters and an impairment of an intangible asset.

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

The manufacturing of some of the Company’s products requires the use of commodities, which are subject to market fluctuations.  In order to limit the unanticipated impact on income from such market fluctuations, the Company selectively enters into commodity swaps for certain materials used in the production of its products.  Additionally, the Company uses non-derivative methods, such as the precious metal consignment agreements to effectively hedge commodity risks.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of December 31, 2010, the Company has two groups of significant variable interest rate to fixed rate interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in March 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in March 2012.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At December 31, 2010, the Company had swaps in place to purchase 270 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,739 per troy ounce.  In addition, the Company had swaps in place to purchase 5,736 troy ounces of silver bullion for use in the production of its dental amalgam products at an average fixed rate of $16 per troy ounce.

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

The following tables summarize the fair value of the Company’s cash flow hedges at December 31, 2010.

Foreign Exchange Forward Contracts	Notional Amounts		Fair Value Net Asset (Liability)
(in thousands)	2010	2011	December 31, 2010

Forward sale, 11.2 million Australian dollars	$10,460	$972	$(784)
Forward purchase, 8.4 million British pounds	(12,286)	(772)	250
Forward sale, 34.3 million Canadian dollars	31,114	3,428	(664)
Forward sale, 5.2 million Danish krone	925	-	10
Forward sale, 5.2 million euros	6,923	-	1,916
Forward sale, 407.5 million Japanese yen	5,019	-	268
Forward sale, 118.7 million Mexican pesos	9,615	-	12
Forward purchase, 1.5 million Norwegian krone	(262)	-	1
Forward sale, 2.0 million Singapore dollars	1,585	-	(10)
Forward sale, 527.9 million South Korean won	509	-	(3)
Forward purchase, 11.5 million Swiss francs	(12,324)	-	423
Forward sale, 23.6 million Taiwanese dollars	805	-	4

Total foreign exchange forward contracts	$42,083	$3,628	$1,423

	Notional Amount					Fair Value Net Asset (Liability)
Interest Rate Swaps (in thousands)	2011	2012	2013	2014	2015 and Beyond	December 31, 2010

Euro	$1,262	$1,262	$1,262	$965	$3,136	$(660)
Japanese yen	-	154,626	-	-	-	(2,058)
Swiss francs	-	69,560	-	-	-	(3,026)
Total interest rate swaps	$1,262	$225,448	$1,262	$965	$3,136	$(5,744)

	Notional Amount	Fair Value Net Asset (Liability)
Commodity Contracts (in thousands)	2011	December 31, 2010

Silver swap - U.S. dollar	$(93)	$82
Platinum swap - U.S. dollar	(470)	6
Total commodity contracts	$(563)	$88

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

During the first quarter of 2010, the Company entered into new cross currency basis swaps of Swiss francs 100.0 million and Swiss francs 55.5 million (collectively the “Swiss Swaps”). The Swiss Swaps mature in February 2013, and the Company pays three month Swiss franc London Inter-Bank Offered Rate (“LIBOR”) and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts. During the fourth quarter of 2010, the Company entered into new cross currency basis swaps of euro 108.0 million (“Euro Swaps”). The Euro Swaps mature in December 2013, and the Company pays three month Euro Inter-Bank Offered Rate (“EURIBOR”) and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts. The Swiss franc and euro cross currency interest rate swaps are designated as net investment hedges of the Swiss franc and euro denominated net assets.  The interest rate differential is recognized in income as interest income or interest expense as it is accrued, the foreign currency revaluation is recorded in AOCI, net of tax.

The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would either pay or receive at the reporting date, taking into consideration the effective interest rates and foreign exchange rates.  As of December 31, 2010 and December 31, 2009, the estimated net fair values of the swap agreements were negative $169.1 million and negative $176.6 million, respectively, which are recorded in AOCI, net of tax, and as other noncurrent liabilities and other noncurrent assets in the consolidated balance sheets.

At December 31, 2010 and December 31, 2009, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries.  At December 31, 2010 and 2009, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in euro, Swiss franc and Japanese yen, net of these net investment hedges, were $45.4 million and $111.1 million, respectively, which are included in AOCI, net of tax.

The following table summarizes the fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at December 31, 2010:

	Notional Amount			Fair Value Net Asset (Liability)
Cross Currency Basis Swaps (in thousands)	2011	2012	2013	December 31, 2010

Swiss franc 592.5 million @ 1.17 pay CHF 3 mth. LIBOR rec. USD 3 mth. LIBOR	$86,040	$60,570	$487,455	$(126,987)
Euro 358.0 million @ $1.22 pay EUR 3 mth. EURIBOR rec. USD 3 mth. LIBOR	-	-	478,360	(42,118)
Total cross currency basis swaps	$86,040	$60,570	$965,815	$(169,105)

As of December 31, 2010, net losses on derivative instruments of $0.8 million, which were recorded in AOCI, net of tax, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash provided by operating activities in the consolidated statements of cash flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and location on the consolidated balance sheets of the Company’s derivatives at:

	December 31, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$2,455	$21	$1,139	$135
Commodity contracts	88	-	-	-
Interest rate swaps	-	-	4,213	871
Cross currency basis swaps	-	-	21,516	147,589
Total	$2,543	$21	$26,868	$148,595

Not Designated as Hedges

Foreign exchange forward contracts	$821	$-	$600	$-
Interest rate swaps	-	-	104	556
Total	$821	$-	$704	$556

	December 31, 2009
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$598	$5	$1,010	$16
Commodity contracts	293	-	-	-
Interest rate swaps	-	-	6,130	2,775
Cross currency basis swaps	-	-	52,411	124,210
Total	$891	$5	$59,551	$127,001

Not Designated as Hedges

Foreign exchange forward contracts	$556	$-	$409	$-
Interest rate swaps	-	-	-	882
Total	$556	$-	$409	$882

The following tables summarize the statements of operations impact of the Company’s cash flow hedges for the years ended December 31, 2010 and 2009:

December 31, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(1,978)	Interest expense	$(5,636)
Foreign exchange forward contracts	2,314	Cost of products sold	665
Foreign exchange forward contracts	670	SG&A expenses	630
Commodity contracts	324	Cost of products sold	662
Total	$1,330		$(3,679)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$232
Foreign exchange forward contracts	Interest expense	(658)
Foreign exchange forward contracts	Interest expense	(14)
Commodity contracts	Interest expense	(14)
Total		$(454)

December 31, 2009

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(4,186)	Interest expense	$(8,035)
Foreign exchange forward contracts	(999)	Cost of products sold	905
Foreign exchange forward contracts	660	SG&A expenses	459
Commodity contracts	1,655	Cost of products sold	(1,149)
Total	$(2,870)		$(7,820)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(168)
Foreign exchange forward contracts	Interest expense	(330)
Foreign exchange forward contracts	Interest expense	(40)
Commodity contracts	Interest expense	(48)
Total		$(586)

The following tables summarize the statement of operations impact of the Company’s hedges of net investments for the years ended December 31, 2010 and 2009:

December 31, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(61,211)	Interest income	$869
		Interest expense	(105)
Cross currency interest rate swaps	34,862	Interest expense	(2,508)
Total	$(26,349)		$(1,744)

December 31, 2009

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(13,877)	Interest income	$1,420
		Interest expense	(85)
Cross currency interest rate swaps	(13,868)	Interest expense	(4,098)
Total	$(27,745)		$(2,763)

The following table summarizes the statement of operations impact of the Company’s hedges not designated as hedging for the years ended December 31, 2010 and 2009:

Derivatives Not Designated as Hedging
	Classification	December 31,
(in thousands)	of Gains (Losses)	2010	2009
Foreign exchange forward contracts	Other expense, net	$1,181	$(14,984)
Interest rate contracts	Other expense, net	-	(2)
Interest rate contracts	Interest expense	(155)	(514)
Total		$1,026	$(15,500)

Amounts recorded in AOCI related to cash flow hedging instruments at:

	December 31,
(in thousands, net of tax)	2010	2009

Beginning balance	$(4,799)	$(7,874)

Changes in fair value of derivatives	1,248	(1,627)
Reclassifications to earnings from equity	2,083	4,702
Total activity	3,331	3,075

Ending balance	$(1,468)	$(4,799)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	December 31,
(in thousands, net of tax)	2010	2009

Beginning balance	$111,115	$77,584

Foreign currency translation adjustment	(33,208)	49,685
Changes in fair value of:
foreign currency debt	(16,311)	881
derivative hedge instruments	(16,179)	(17,035)
Total activity	(65,698)	33,531

Ending balance	$45,417	$111,115

NOTE 16 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI on the consolidated balance sheets.  In addition, the Company recognizes certain liabilities at fair value.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimates the fair value and carrying value of its total long-term debt, including current portion, was $611.2 million and $606.5 million, respectively, as of December 31, 2010.   As of December 31, 2009, the fair value approximated the carrying value, which was $453.7 million.  The interest rate on the $250.0 million Private Placement Note is a fixed rate of 4.1%, and the fair value is based on the interest rates as of December 31, 2010.  The interest rates on term loan debt and commercial paper are variable, and therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Long-Term investments,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities.”  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$380,593	$380,593	$-	$-
Commodity forward purchase contracts	88	-	88	-
Foreign exchange forward contracts	3,297	-	3,297	-
Corporate convertible bonds	66,024	-	-	66,024
Total assets	$450,002	$380,593	$3,385	$66,024

Liabilities
Interest rate swaps	$5,744	$-	$5,744	$-
Cross currency interest rate swaps	169,105	-	169,105	-
Foreign exchange forward contracts	1,874	-	1,874	-
Total liabilities	$176,723	$-	$176,723	$-

	December 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$364,765	$364,765	$-	$-
Interest rate swaps	293	-	293	-
Foreign exchange forward contracts	1,159	-	1,159	-
Total assets	$366,217	$364,765	$1,452	$-

Liabilities
Interest rate swaps	$9,787	$-	$9,787	$-
Cross currency interest rate swaps	176,621	-	176,621	-
Commodity forward purchase contracts	1,435	-	1,435	-
Total liabilities	$187,843	$-	$187,843	$-

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

The Company’s investment in corporate convertible bonds relates specifically to convertible bonds issued by DIO Corporation, as discussed in Note 3, Business Acquisitions and Investments in Affiliates, and is reported in “Other noncurrent assets, net,” on the consolidated balance sheets.  The Company has designated the corporate bond investment as an available-for-sale security and therefore records the changes in fair value of the investment through AOCI.  The income method valuation technique is used by the Company to fair value the corporate bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor and corporate bond rating.  Significant other observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in thousands)
Level 3
Balance, December 31, 2009	$-
Purchases, gross	49,654
Sales, gross	-
Gains and (losses):
Reported in AOCI - corporate convertible bonds	16,370
Balance, December 31, 2010	$66,024

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancellable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $34.9 million for 2010, $32.2 million for 2009 and $29.5 million for 2008.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in thousands)

2011	$25,778
2012	17,295
2013	10,262
2014	7,259
2015	4,848
2016 and thereafter	9,072
$74,514

Litigation

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

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it.  The Company has filed a number of separate post-trial motions with the District Court to overturn various aspects of the verdict, including the punitive and future damages, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Court has denied the Company’s post-trial Motions on which it has ruled.  The Company has two remaining Motions pending which the Court has not yet ruled on.

As of December 31, 2010, a reasonable estimate of a possible range of loss related to the above litigation cannot be made except as reflected in the preceding paragraph.  DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

Other

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company's liability would be approximately $13.4 million at December 31, 2010.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in thousands, except per share amounts)
	First	Second	Third	Fourth		Total
	Quarter	Quarter	Quarter	Quarter	Rounding	Year
2010

Net sales	$545,944	$565,086	$541,815	$568,169	$-	$2,221,014
Gross profit	282,038	287,595	272,814	287,711	-	1,130,158
Operating income	89,324	104,969	90,419	95,561	-	380,273
Net income attributable to
DENTSPLY International	61,843	72,386	63,653	67,826	-	265,708

Earnings per common share - basic	$0.42	$0.50	$0.45	$0.48	$-	$1.85

Earnings per common share - diluted	$0.41	$0.49	$0.44	$0.47	$0.01	$1.82

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$-	$0.20

2009

Net sales	$506,949	$552,832	$531,203	$568,394	$-	$2,159,378
Gross profit	265,732	285,668	271,730	283,233	-	1,106,363
Operating income	86,175	98,726	92,941	103,401	-	381,243
Net income attributable to
DENTSPLY International	61,743	70,199	67,483	74,833		274,258

Earnings per common share - basic	$0.42	$0.47	$0.45	$0.50	$0.01	$1.85

Earnings per common share - diluted	$0.41	$0.47	$0.45	$0.50	$-	$1.83

Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$-	$0.20

Net sales, excluding precious metal content, were $497.5 million, $519.3 million, $494.3 million and $520.7 million, respectively, for the first, second, third and fourth quarters of 2010.  Net sales, excluding precious metal content, were $465.6 million, $511.5 million, $493.8 million and $519.8 million, respectively, for the first, second, third and fourth quarters of 2009. This measurement should be considered a non-US GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Supplemental Stock Information

The common stock of the Company is traded on the NASDAQ National Market under the symbol “XRAY.” The following table sets forth high, low and closing sale prices of the Company's common stock for the periods indicated as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end	Cash
			Closing	Dividend
	High	Low	Price	Declared
2010
First Quarter	$36.82	$32.10	$34.88	$0.050
Second Quarter	38.15	29.91	30.17	0.050
Third Quarter	32.44	27.76	31.97	0.050
Fourth Quarter	34.89	30.52	34.17	0.050

2009
First Quarter	$29.19	$21.80	$26.85	$0.050
Second Quarter	30.99	25.20	30.57	0.050
Third Quarter	36.08	27.79	34.54	0.050
Fourth Quarter	36.80	32.30	35.17	0.050

2008
First Quarter	$47.06	$36.07	$38.60	$0.045
Second Quarter	42.58	35.21	36.80	0.045
Third Quarter	42.05	36.21	37.54	0.045
Fourth Quarter	39.22	22.85	28.24	0.050

The Company estimates, based on information supplied by its transfer agent, that there are 421 holders of record of the Company’s common stock. Approximately 73,800 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

/s/	Bret W. Wise	February 18, 2011
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	February 18, 2011
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	February 18, 2011
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	February 18, 2011
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 18, 2011
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 18, 2011
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 18, 2011
	Michael J. Coleman	Date
Director

/s/	William F. Hecht	February 18, 2011
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 18, 2011
	Leslie A. Jones	Date
Director

/s/	Francis J. Lunger	February 18, 2011
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 18, 2011
	John L. Miclot	Date
Director