Form 10-Q
period 2011-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2011-04-28
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 25, 2011, DENTSPLY International Inc. had 140,775,468 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$570,503	$545,944
Cost of products sold	270,519	263,906

Gross profit	299,984	282,038
Selling, general and administrative expenses	200,767	188,034
Restructuring and other costs	633	4,680

Operating income	98,584	89,324

Other income and expenses:
Interest expense	6,343	5,720
Interest income	(1,828)	(787)
Other expense (income), net	70	945

Income before income taxes	93,999	83,446
Provision for income taxes	23,712	21,255
Equity in net loss of unconsolidated affilated company	(824)	-

Net income	69,463	62,191
Less: Net income attributable to the noncontrolling interests	379	348
Net income attributable to DENTSPLY International	$69,084	$61,843

Earnings per common share:
Basic	$0.49	$0.42
Diluted	$0.48	$0.41

Weighted average common shares outstanding:
Basic	141,614	146,776
Diluted	144,044	149,294

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$575,264	$540,038
Accounts and notes receivables-trade, net	385,357	344,796
Inventories, net	332,282	308,738
Prepaid expenses and other current assets	119,165	121,473

Total Current Assets	1,412,068	1,315,045

Property, plant and equipment, net	432,716	423,105
Identifiable intangible assets, net	79,468	78,743
Goodwill, net	1,350,780	1,303,055
Other noncurrent assets, net	162,017	138,003

Total Assets	$3,437,049	$3,257,951

Liabilities and Equity
Current Liabilities:
Accounts payable	$111,943	$114,479
Accrued liabilities	214,972	224,745
Income taxes payable	23,643	13,113
Notes payable and current portion of long-term debt	11,453	7,754

Total Current Liabilities	362,011	360,091

Long-term debt	652,290	604,015
Deferred income taxes	79,963	72,489
Other noncurrent liabilities	360,286	311,444

Total Liabilities	1,454,550	1,348,039

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at March 31, 2011 and December 31, 2010	1,628	1,628
Capital in excess of par value	223,748	204,902
Retained earnings	2,382,336	2,320,350
Accumulated other comprehensive income	88,265	24,156
Treasury stock, at cost, 21.9 million shares at March 31, 2011 and 21.0 million shares at December 31, 2010	(750,639)	(711,650)
Total DENTSPLY International Equity	1,945,338	1,839,386

Noncontrolling interests	37,161	70,526

Total Equity	1,982,499	1,909,912

Total Liabilities and Equity	$3,437,049	$3,257,951

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Net income	$69,463	$62,191

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,200	15,265
Amortization	2,379	2,524
Deferred income taxes	1,220	(3,745)
Share-based compensation expense	4,668	5,223
Restructuring and other costs - noncash	-	363
Excess tax benefits from share-based compensation	(4,371)	(1,898)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(28,706)	(15,530)
Inventories, net	(14,727)	(14,472)
Prepaid expenses and other current assets	(5,745)	(5,729)
Accounts payable	5,569	9,195
Accrued liabilities	(15,861)	(12,519)
Income taxes payable	11,516	(6,801)
Other, net	3,401	2,477
Net cash provided by operating activities	44,006	36,544

Cash flows from investing activities:

Capital expenditures	(11,774)	(8,030)
Cash paid for acquisitions of businesses, net of cash acquired	(21,127)	(7,687)
Expenditures for identifiable intangible assets	(254)	(107)
Proceeds from sale of property, plant and equipment, net	52	113

Net cash used in investing activities	(33,103)	(15,711)

Cash flows from financing activities:

Net change in short-term borrowings	3,403	(2,124)
Cash paid for treasury stock	(73,679)	(41,423)
Cash dividends paid	(7,131)	(7,409)
Proceeds from long-term borrowings	51,100	311,834
Repayments of long-term borrowings	(1,951)	(299,215)
Proceeds from exercise of stock options	22,171	7,403
Excess tax benefits from share-based compensation	4,371	1,898

Net cash used in financing activities	(1,716)	(29,036)

Effect of exchange rate changes on cash and cash equivalents	26,039	(37,128)

Net increase(decrease) in cash and cash equivalents	35,226	(45,331)

Cash and cash equivalents at beginning of period	540,038	450,348

Cash and cash equivalents at end of period	$575,264	$405,017

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	61,843	-	-	61,843	348	62,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(73,422)	-	(73,422)	(3,771)	(77,193)
Net loss on derivative financial instruments	-	-	-	23,724	-	23,724	-	23,724
Pension liability adjustments	-	-	-	763	-	763	-	763

Comprehensive Income						12,908	(3,423)	9,485

Exercise of stock options	-	(4,372)	-	-	11,775	7,403	-	7,403
Tax benefit from stock options exercised	-	1,898	-	-	-	1,898	-	1,898
Share based compensation expense	-	5,223	-	-	-	5,223	-	5,223
Funding of Employee Stock Ownership Plan	-	206	-	-	1,132	1,338	-	1,338
Treasury shares purchased	-	-	-	-	(41,423)	(41,423)	-	(41,423)
RSU distributions	-	(3,678)	-	-	2,730	(948)	-	(948)
RSU dividends	-	34	(34)	-	-	-	-	-
Cash dividends ($0.05 per share)	-	-	(7,316)	-	-	(7,316)	-	(7,316)
Balance at March 31, 2010	$1,628	$194,806	$2,137,952	$34,607	$(557,805)	$1,811,188	$71,430	$1,882,618

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912
Comprehensive Income:
Net income	-	-	69,084	-	-	69,084	379	69,463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	87,452	-	87,452	3,264	90,716
Net loss on derivative financial instruments	-	-	-	(27,012)	-	(27,012)	-	(27,012)
Net unrealized holding gains on available-for-sale adjustments	-	-	-	4,202	-	4,202	-	4,202
Pension liability adjustments	-	-	-	(533)	-	(533)	-	(533)

Comprehensive Income						133,193	3,643	136,836

Acquistion of noncontrolling interest	-	21,463	-	-	-	21,463	(37,008)	(15,545)
Exercise of stock options	-	(6,450)	-	-	28,622	22,172	-	22,172
Tax benefit from stock options exercised	-	4,371	-	-	-	4,371	-	4,371
Share based compensation expense	-	4,668	-	-	-	4,668	-	4,668
Funding of Employee Stock Ownership Plan	-	379	-	-	2,595	2,974	-	2,974
Treasury shares purchased	-	-	-	-	(73,679)	(73,679)	-	(73,679)
RSU distributions	-	(5,630)	-	-	3,473	(2,157)	-	(2,157)
RSU dividends	-	45	(45)	-	-	-	-	-
Cash dividends ($0.05 per share)	-	-	(7,053)	-	-	(7,053)	-	(7,053)
Balance at March 31, 2011	$1,628	$223,748	$2,382,336	$88,265	$(750,639)	$1,945,338	$37,161	$1,982,499

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidating balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2010.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2010, except as may be indicated below:

Accounts and Notes Receivable-Trade, Net

The Company sells dental products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on historical averages of aged receivable balances and the Company’s experience in collecting those balances, customer specific circumstances, as well as changes in the economic and political environments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses.”

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $10.4 million and $9.6 million at March 31, 2011 and December 31, 2010, respectively.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations.  The Company records liabilities when a loss is probable and can be reasonably estimated.  These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss.  The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time.  If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and disclose any material potential liability.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  The Company believes it has estimated liabilities for probable losses appropriately in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates.  Legal costs related to these lawsuits are expensed as incurred.

Marketable Securities

The Company’s marketable securities consist of debt instruments that are classified as available-for-sale in “Other noncurrent assets, net” on the consolidated balance sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss.

On December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO Corporation (“DIO”), which may be converted into common shares after a one year period.  The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the consolidated balance sheets and the changes in fair value are reported in accumulated other comprehensive income (“AOCI”).  The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the DIO bond was $75.2 million and $66.0 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, $15.2 million and $11.0 million, respectively, of unrealized holding gains on available-for-sale securities, net of tax, have been recorded in AOCI. The contractual maturity of the bond is in December 2015.

Revenue Recognition

Certain of the Company’s customers are offered cash rebates based on targeted sales increases.  Estimates of rebates are based on the forecasted performance of the customer and their expected level of achievement within the rebate programs.  In accounting for these rebate programs, the Company records an accrual as a reduction of net sales as sales take place over the period the rebate is earned.  The Company revises the accruals for these rebate programs as actual results and revised forecasts impact the estimated achievement for customers within the rebate programs.

Revisions in Classification

Certain revisions in classification have been made to prior years’ data in order to conform to current year presentation.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for stock options, restricted stock units (“RSU”) and performance restricted stock units (“PRSU”) and the tax related benefit for the three months ended March 31, 2011 and 2010:

	Three Months Ended
(in millions)	2011	2010

Stock option expense	$2.3	$2.9
RSU and PRSU expense	2.1	2.0
Total stock based compensation expense	$4.4	$4.9

Total related tax benefit	$1.3	$1.4

The remaining unamortized compensation cost related to non-qualified stock options is $19.0 million, which will be expensed over the weighted average remaining vesting period of the options, or 2.0 years. The unamortized compensation cost related to RSU and PRSU is $15.6 million, which will be expensed over the remaining restricted period of the RSU and PRSU, or 1.8 years.

The following table reflects the non-qualified stock option transactions from December 31, 2010 through March 31, 2011:

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
(in thousands, except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2010	10,636	$29.07	$66,722	8,815	$28.58	$61,450
Granted	1,371	36.61
Exercised	(947)	23.41
Cancelled	(9)	45.15
Forfeited	(39)	31.51

March 31, 2011	11,012	$30.47	$80,526	7,877	$29.18	$70,191

The weighted average remaining contractual term of all outstanding options is 6.2 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes the unvested RSU and PRSU transactions from December 31, 2010 through March 31, 2011:

		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2010	744	$32.43
Granted	338	36.61
Vested	(172)	41.13
Forfeited	(12)	29.80

Unvested at March 31, 2011	898	$32.37

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in AOCI, net of tax, in the consolidated balance sheets for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
(in thousands)	2011	2010

Net income	$69,463	$62,191
Other comprehensive income:
Foreign currency translation adjustments	90,716	(77,193)
Net (loss) gain on derivative financial instruments	(27,012)	23,724
Net unrealized holding gains on available-for-sale securities	4,202	-
Amortization of unrecognized losses and prior year service pension cost	(533)	763
Total other comprehensive income (loss)	67,373	(52,706)

Total comprehensive income	136,836	9,485

Comprehensive loss attributable to the noncontrolling interests	3,643	(3,423)

Comprehensive income attributable to DENTSPLY International	$133,193	$12,908

During the quarter ended March 31, 2011, foreign currency translation adjustments included currency translation gains of $89.7 million and gains of $1.0 million on the Company’s loans designated as hedges of net investments.  During the quarter ended March 31, 2010, foreign currency translation adjustments included currency translation losses of $81.2 million partially offset by gains of $4.0 million on the Company’s loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net gains on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Foreign currency translation adjustments	$258,049	$170,597
Net loss on derivative financial instruments	(153,660)	(126,648)
Net unrealized holding gains on available-for-sale securities	15,231	11,029
Pension liability adjustments	(31,355)	(30,822)
	$88,265	$24,156

The cumulative foreign currency translation adjustments included translation gains of $381.0 million and $294.6 million as of March 31, 2011 and December 31, 2010, respectively, partially offset by losses of $123.0 million and $124.0 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2011	2010

Net income attributable to DENTSPLY International	$69,084	$61,843

Common shares outstanding	141,614	146,776

Earnings per common share - basic	$0.49	$0.42

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$69,084	$61,843

Common shares outstanding	141,614	146,776
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,430	2,518
Total shares	144,044	149,294

Earnings per common share - diluted	$0.48	$0.41

Options to purchase 4.3 million shares of common stock that were outstanding during the three months ended March 31, 2011, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 3.0 million antidilutive shares of common stock outstanding during the three months ended March 31, 2010.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the three months ended March 31, 2011 was $21.1 million, net of cash acquired, of which $20.2 million was related to an acquisition and the purchase of the remaining shares of a consolidated variable interest entity (“VIE”) in 2011. Additionally, an earn-out payment was made on an acquisition that was completed prior to 2009. The purchase agreement for the acquisition provides for additional payments to be made based upon the operating performance of the respective business; however, the Company does not expect the additional payments to be material to the financial statements. The results of operations for these businesses have been included in the accompanying financial statements since the effective date of the respective transactions. The purchase prices have been allocated on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  As of March 31, 2011, the Company has recorded a total of $4.4 million in goodwill related to the unallocated portions of the respective purchase price, and the goodwill is associated with the Canada/Latin America/Endodontics/Orthodontics segment.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for both three month periods ended March 31, 2011 and 2010.

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

The following tables set forth information about the Company’s operating groups for the three months ended March 31, 2011 and 2010:

Third Party Net Sales

(in thousands)	2011	2010

U.S., Germany and Certain Other European
Regions Consumable Businesses	$141,067	$134,974
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	124,689	110,285
Canada/Latin America/Endodontics/
Orthodontics	166,859	156,620
Dental Laboratory Business/
Implants/Non-Dental	138,931	145,110
All Other (a)	(1,043)	(1,045)
Total	$570,503	$545,944

(a) Includes amounts recorded at Corporate headquarters

Third Party Net Sales, Excluding Precious Metal Content

(in thousands)	2011	2010

U.S., Germany and Certain Other European
Regions Consumable Businesses	$141,067	$134,974
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	114,523	102,070
Canada/Latin America/Endodontics/
Orthodontics	166,115	156,030
Dental Laboratory Business/
Implants/Non-Dental	106,343	105,318
All Other (a)	(1,043)	(1,045)
Total excluding precious metal content	527,005	497,347
Precious mental content	43,498	48,597
Total including precious metal content	$570,503	$545,944

(a) Includes amounts recorded at Corporate headquarters

Inter-segment Net Sales

(in thousands)	2011	2010

U.S., Germany and Certain Other European
Regions Consumable Businesses	$27,758	$26,217
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	4,469	3,619
Canada/Latin America/Endodontics/
Orthodontics	31,474	25,320
Dental Laboratory Business/
Implants/Non-Dental	27,787	26,680
All Other (a)	51,377	44,003
Eliminations	(142,865)	(125,839)
Total	$-	$-

a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

(in thousands)	2011	2010

U.S., Germany and Certain Other European
Regions Consumable Businesses	$46,345	$44,861
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	(569)	(129)
Canada/Latin America/Endodontics/
Orthodontics	49,817	48,022
Dental Laboratory Business/
Implants/Non-Dental	23,950	22,463
All Other (a)	(20,326)	(21,213)
Segment operating income	99,217	94,004

Reconciling Items:
Restructuring and other costs	(633)	(4,680)
Interest expense	(6,343)	(5,720)
Interest income	1,828	787
Other expense (income), net	(70)	(945)
Income before income taxes	$93,999	$83,446

(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

	March 31,	December 31,
(in thousands)	2011	2010

U.S., Germany and Certain Other European
Regions Consumable Businesses	$611,306	$578,770
France, U.K., Italy and Certain Other European
Countries, CIS, Middle East, Africa,
Pacific Rim Businesses	400,292	390,572
Canada/Latin America/Endodontics/
Orthodontics	1,001,345	932,126
Dental Laboratory Business/
Implants/Non-Dental	1,058,476	995,090
All Other (a)	365,630	361,393
Total	$3,437,049	$3,257,951

(a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At March 31, 2011 and December 31, 2010, the cost of $8.3 million, or 2.5%, and $6.9 million, or 2.2%, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $37.1 million and $35.5 million as of March 31, 2011 and December 31, 2010, respectively.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2011 and December 31, 2010 by $4.7 million and $4.9 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Finished goods	$204,340	$189,343
Work-in-process	60,160	57,272
Raw materials and supplies	67,782	62,123
	$332,282	$308,738

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 31, 2011 and 2010, respectively:

Defined Benefit Plans
(in thousands)	2011	2010

Service cost	$2,434	$2,015
Interest cost	2,187	2,143
Expected return on plan assets	(1,216)	(1,152)
Amortization of transition obligation	-	31
Amortization of prior service cost	20	20
Amortization of net loss	383	241

Net periodic benefit cost	$3,808	$3,298

Other Postretirement Plans
(in thousands)	2011	2010

Service cost	$16	$14
Interest cost	138	153
Amortization of net loss	49	69

Net periodic benefit cost	$203	$236

The following sets forth the information related to the contributions to the Company’s benefit plans for 2011:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual at March 31, 2011	$2,929	$12
Projected for the remainder of the year	6,921	1,087
Total for year	$9,850	$1,099

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Other Costs

During the three months ended March 31, 2011 and 2010, the Company recorded other costs of $0.6 million and $3.9 million, respectively, primarily related to several legal matters and acquisition related costs.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.

Restructuring Costs

During the three months ended March 31, 2011, the Company recorded less than $0.1 million of restructuring costs, compared to $0.8 million during the three months ended March 31, 2010.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.  These costs primarily consist of employee severance costs.

During 2010, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

As of March 31, 2011, the Company’s restructuring accruals were as follows:

	Severance
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$2,878	$5,260	$8,138
Provisions and adjustments	-	(45)	(45)
Amounts applied	(455)	(925)	(1,380)
Balance at March 31, 2011	$2,423	$4,290	$6,713

	Lease/Contract Terminations
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$996	-	$996
Provisions and adjustments	-	(112)	(112)
Amounts applied	-	112	112
Balance at March 31, 2011	$996	-	$996

	Other Restructuring Costs
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$57	$-	$57
Provisions and adjustments	105	77	182
Amounts applied	(105)	(77)	(182)
Balance at March 31, 2011	$57	$-	$57

 The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	March 31,
(in thousands)	2010	Adjustments	Applied	2011

United States, Germany and Certain
Other European Regions
Consumable Businesses	$1,031	$-	$-	$1,031
France, U.K., Italy and Certain
Other European Countries, CIS, Middle
East, Africa, Pacific Rim Businesses	193	(45)	(148)	-
Canada/Latin America/
Endodontics/Orthodontics	400	-	-	400
Dental Laboratory Business/
Implants/Non-Dental	7,567	70	(1,302)	6,335
	$9,191	$25	$(1,450)	$7,766

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

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  As of March 31, 2011, the Company has two groups of significant variable interest rate to fixed rate interest rate swaps.  One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in March 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in March 2012.  The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

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

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At March 31, 2011, the Company had swaps in place to purchase 472 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,723 per troy ounce.

The following tables summarize the fair value of the Company’s cash flow hedges at March 31, 2011:

	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
Foreign Exchange Forward Contracts	2011	2012	March 31, 2011
(in thousands)

Forward sale, 10.7 million Australian dollars	$9,732	$1,319	$(536)
Forward purchase, 6.0 million British pounds	(8,920)	(795)	(126)
Forward sale, 29.2 million Canadian dollars	26,640	3,514	(1,248)
Forward sale, 5.2 million Danish krone	990	-	9
Forward sale, 2.0 million euros	2,907	-	1,022
Forward sale, 1.1 billion Japanese yen	12,712	-	594
Forward sale, 125.8 million Mexican pesos	10,571	-	(109)
Forward purchase, 2.0 million Norwegian krone	(369)	-	(1)
Forward sale, 2.2 million Singapore dollars	1,785	-	10
Forward sale, 6.1 billion South Korean won	5,524	-	(29)
Forward purchase, 12.0 million Swiss francs	(13,105)	-	93
Forward purchase, 26.4 million Taiwanese dollars	(899)	-	(26)

Total foreign exchange forward contracts	$47,568	$4,038	$(347)

	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
Interest Rate Swaps	2011	2012	2013	2014	2015 and Beyond	March 31, 2011
(in thousands)

Euro	$1,005	$1,340	$1,340	$1,025	$3,331	$(686)
Japanese yen	-	151,554	-	-	-	(1,567)
Swiss francs	-	70,980	-	-	-	(2,452)
Total interest rate swaps	$1,005	$223,874	$1,340	$1,025	$3,331	$(4,705)

	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
Commodity Contracts	2011	2012	March 31, 2011
(in thousands)

Platinum swap - U.S. dollar	$(720)	$(119)	$26
Total commodity contracts	$(720)	$(119)	$26

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

During 2010, the Company entered into new cross currency basis swaps of 100.0 million and 55.5 million Swiss francs (collectively the “Swiss Swaps”). The Swiss Swaps mature in February 2013, and the Company pays three month Swiss franc London Inter-Bank Offered Rate (“LIBOR”) and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts.  Also during 2010, the Company entered into new cross currency basis swaps of 108.0 million euro (“Euro Swaps”). The Euro Swaps mature in December 2013, and the Company pays three month Euro Inter-Bank Offered Rate (“EURIBOR”) and receives three month U.S. dollar LIBOR. The new contracts were entered into to replace maturing contracts. The Swiss franc and euro cross currency interest rate swaps are designated as net investment hedges of the Swiss franc and euro denominated net assets.  The interest rate differential is recognized in income as interest income or interest expense as it is accrued, the foreign currency translation is recorded in AOCI, net of tax.

 The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would either pay or receive at the reporting date, taking into consideration the effective interest rates and foreign exchange rates.  As of March 31, 2011 and December 31, 2010, the estimated net fair values of the swap agreements were negative $211.8 million and negative $169.1 million, respectively, which are recorded in AOCI, net of tax, and as “Other noncurrent liabilities” and “Other noncurrent assets, net” in the consolidated balance sheets.

The following tables summarize the fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at March 31, 2011:

	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
Cross Currency Basis Swaps	2011	2012	2013	March 31, 2011
(in thousands)

Swiss franc 592.5 million @ 1.17 pay CHF 3 mth. LIBOR receive USD 3 mth. LIBOR	$87,797	$61,807	$497,406	$(139,987)
Euro 358.0 million @ $1.22 pay EUR 3 mth. EURIBOR receive USD 3 mth. LIBOR	-	-	508,092	(71,796)
Total cross currency basis swaps	$87,797	$61,807	$1,005,498	$(211,783)

At March 31, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries.  At March 31, 2011 and December 31, 2010, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in euro, Swiss franc and Japanese yen, net of these net investment hedges, were $106.7 million and $45.4 million, respectively, which are included in AOCI, net of tax.

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.

As of March 31, 2011, deferred net losses on derivative instruments of $2.3 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$1,175	$1	$1,617	$168
Commodity contracts	26	-	-	-
Interest rate swaps	-	-	4,019	-
Cross currency basis swaps	-	-	23,283	188,500
Total	$1,201	$1	$28,919	$188,668

Not Designated as Hedges

Foreign exchange forward contracts	$623	$-	$361	$-
Interest rate swaps	-	-	95	591
Total	$623	$-	$456	$591

	December 31, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$2,455	$21	$1,139	$135
Commodity contracts	88	-	-	-
Interest rate swaps	-	-	4,213	871
Cross currency basis swaps	-	-	21,516	147,589
Total	$2,543	$21	$26,868	$148,595

Not Designated as Hedges

Foreign exchange forward contracts	$821	$-	$600	$-
Interest rate swaps	-	-	104	556
Total	$821	$-	$704	$556

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(281)	Interest expense	$(1,251)
Foreign exchange forward contracts	(932)	Cost of products sold	467
Foreign exchange forward contracts	(266)	SG&A expenses	105
Commodity contracts	27	Cost of products sold	105
Total	$(1,452)		$(574)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$102
Foreign exchange forward contracts	Interest expense	(227)
Foreign exchange forward contracts	Interest expense	11
Commodity contracts	Interest expense	(3)
Total		$(117)

Three Months Ended March 31, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate swaps	$(577)	Interest expense	$(2,164)
Foreign exchange forward contracts	(521)	Cost of products sold	73
Foreign exchange forward contracts	17	SG&A expenses	94
Commodity contracts	123	Cost of products sold	258
Total	$(958)		$(1,739)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate swaps	Other expense, net	$297
Foreign exchange forward contracts	Interest expense	(89)
Foreign exchange forward contracts	Interest expense	(3)
Commodity contracts	Interest expense	(7)
Total		$198

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(12,948)	Interest income	$199
		Interest expense	(25)
Cross currency interest rate swaps	(29,732)	Interest expense	(957)
Total	$(42,680)		$(783)

Three Months Ended March 31, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$9,210	Interest income	$47
		Interest expense	(58)
Cross currency interest rate swaps	28,758	Interest expense	(657)
Total	$37,968		$(668)

The following tables summarize the consolidated statement of operations impact of the Company’s derivatives not designated as hedges for the three months ended March 31, 2011 and 2010:

Derivatives Not Designated as Hedging

	Classification	Three Months Ended
(in thousands)	of Gains (Losses)	March 31, 2011
Foreign exchange forward contracts	Other expense, net	$1,704
Interest rate swaps	Interest expense	(55)
Total		$1,649

Derivatives Not Designated as Hedging

	Classification	Three Months Ended
(in thousands)	of Gains (Losses)	March 31, 2010
Foreign exchange forward contracts	Other expense, net	$(2,276)
Interest rate swaps	Interest expense	(148)
Total		$(2,424)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands, net of tax)	2011	2010

Beginning balance	$(1,468)	$(4,799)

Changes in fair value of derivatives	(1,036)	(661)
Reclassifications to earnings from equity	229	1,073
Total activity	(807)	412

Ending balance	$(2,275)	$(4,387)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands, net of tax)	2011	2010

Beginning balance	$45,417	$111,115

Foreign currency translation adjustment	86,438	(74,319)
Changes in fair value of:
Foreign currency debt	1,014	898
Derivative hedge instruments	(26,205)	23,312
Total activity	61,247	(50,109)

Ending balance	$106,664	$61,006

NOTE 11 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI on the consolidated balance sheets.  In addition, the Company recognizes certain liabilities at fair value.  The Company applies the market approach for recurring fair value measurements.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$392,459	$392,459	$-	$-
Commodity forward purchase contracts	26	-	26	-
Foreign exchange forward contracts	1,799	-	1,799	-
Corporate convertible bonds	75,170	-	-	75,170
Total assets	$469,454	$392,459	$1,825	$75,170

Liabilities
Interest rate swaps	$4,705	$-	$4,705	$-
Cross currency interest rate swaps	211,783	-	211,783	-
Foreign exchange forward contracts	2,146	-	2,146	-
Total liabilities	$218,634	$-	$218,634	$-

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$380,593	$380,593	$-	$-
Commodity forward purchase contracts	88	-	88	-
Foreign exchange forward contracts	3,297	-	3,297	-
Corporate convertible bonds	66,024	-	-	66,024
Total assets	$450,002	$380,593	$3,385	$66,024

Liabilities
Interest rate swaps	$5,744	$-	$5,744	$-
Cross currency interest rate swaps	169,105	-	169,105	-
Foreign exchange forward contracts	1,874	-	1,874	-
Total liabilities	$176,723	$-	$176,723	$-

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

The Company’s investment in corporate convertible bonds relates specifically to convertible bonds issued by DIO Corporation and is reported in “Other noncurrent assets, net,” on the consolidated balance sheets.  The Company has designated the corporate bond investment as an available-for-sale security and therefore records the changes in fair value of the investment through AOCI.  The income method valuation technique is used by the Company to estimate the fair value of the corporate bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor and corporate bond rating.  Significant other observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in thousands)
Level 3
Balance at December 31, 2010	$66,024
Purchases, gross	-
Sales, gross	-
Unrealized gains (losses):
Reported in AOCI - corporate convertible bonds	9,146
Balance at March 31, 2011	$75,170

NOTE 12 – UNCERTAINTIES IN INCOME TAXES

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $3.3 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.

 NOTE 13 - FINANCING ARRANGEMENTS

The Company estimates the fair value and the carrying value of its total long-term debt, including the current portion, was $654.6 million and $657.0 million, respectively, as of March 31, 2011.  As of December 31, 2010, the fair value and the carrying value of its total long-term debt, including the current portion, were $611.2 million and $606.5 million, respectively. The terms on existing variable rate debt, including commercial paper, approximate current market conditions; therefore, the fair values of these instruments approximates their carrying values.

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate based upon three month LIBOR for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and intends to vigorously pursue all available options to challenge it.  The Company has filed a number of separate post-trial motions with the District Court to overturn various aspects of the verdict, including the punitive and future damages, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Court has denied the Company’s post-trial motions on which it has ruled.  The Court has not yet ruled on the Company’s last remaining post-trial motion, which is a motion for remittitur of the punitive damages award or a new trial.

As of March 31, 2011, a reasonable estimate of a possible range of losses related to the above litigation cannot be made except as reflected in the above disclosure in the preceding paragraph regarding the Guidance complaint.  DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

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

Investors are cautioned that forward-looking statements should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s Form 10-K for the year ended December 31, 2010.  Investors are further cautioned that the risk factors in Item 1A, Part I of the Company’s Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty and has no obligation to update forward-looking statements.

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

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range for the remainder of 2011 primarily due to the impact of Japan’s natural disaster on the Company, as discussed in further detail below.  Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the general dental market will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period.

The Company has always maintained a focus on minimizing costs and achieving operational efficiencies.  Management continues to evaluate the consolidation of operations or functions to reduce the Company’s cost base.  In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

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

Impact of the Natural Disaster in Japan

On March 11, 2011, the country of Japan experienced an unprecedented natural disaster.  The Company’s employees are safe and its facilities and offices located throughout Japan experienced only minor damage.  However, logistics, energy availability, and other physical and emotional factors are impacting many areas in Japan even outside of the evacuation zone.

The Company’s net sales in Japan represent approximately 4% of the Company’s consolidated 2010 net sales, excluding precious metal content, and are reported as part of the “France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses” operating segment. The near-term economic conditions in Japan are being negatively impacted by the physical and economic complications of the disaster.  These factors may lead to lower demands for dental products over the next few quarters, especially for esthetic or deferrable dental treatments.

With the exception of one key supplier noted below, the Company’s product suppliers within Japan, who were damaged or were otherwise impacted by the disaster, are not expected to have a significant negative impact on the Company’s sales or operations as most have instituted alternative production and supply plans.  One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s consolidated annual net sales, excluding precious metal content, is located within the evacuation zone in Japan.  While there appears to be only minor damage to the supplier’s facility, the Company does not expect them to renew production within that facility and is unable to ascertain when a resumption of normal supply will occur.  The orthodontic products impacted by this situation are primarily sold and reported as part of the “Canada/Latin America/Endodontics/Orthodontics” operating segment.  Given that the Company does not manufacture these products, generally, the operating margins are lower than the Company’s overall margins.

The Company estimates that the natural disaster had a minimal impact on operating results for the first quarter of 2011, due in part to the timing of the event late in the quarter. The Company expects the negative impact to increase in the second quarter and reach its full impact during the latter half of 2011, potentially negatively impacting full year earnings by $0.12 to $0.17 per diluted share.  The Company’s estimate of the potential negative impact is based on assumptions regarding the timing and source of alternative supply, the timing and success of the key supplier’s resumption of operations at an alternative site, the ability to successfully reduce the cost structure of the business in the near term, customer acceptance of alternatively supplied products, and the Company’s ability to achieve subsequent success in its full sales and marketing strategies once supply resumes.    Subsequent to March 31, 2011, the Company has made preliminary arrangements for some alternative product supply and has approved and initiated certain restructuring plans to manage the orthodontic business’ cost structure as product from the key supplier is depleted during the next few quarters.  The Company expects that these restructuring plans, along with alternative supply arrangements may help mitigate some of the expected negative impacts from the shortage of supply; however, there can be no assurance as to the extent of such mitigation.

Based on current estimates, the Company does not believe that an impairment of intangible assets or goodwill has occurred.  However, due to the fluid nature of the situation in Japan and the multitude of options currently being assessed, the Company will continue to closely monitor this situation, and if facts and circumstances change, the Company will evaluate the need to record an impairment charge.  The Company is making every effort to respond to this situation with a focus on minimizing the loss of customers and operating margins, and positioning the Company for continued leadership within the orthodontic market.

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

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2011 COMPARED TO QUARTER ENDED MARCH 31, 2010

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

The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with the generally accepted accounting principles in the United States (“US GAAP”), and is therefore considered a non-US GAAP measure.  The Company provides the following reconciliation of net sales to net sales, excluding precious metal content.  The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Three Months Ended
	March 31,
(in millions)	2011	2010	$ Change	% Change

Net sales	$570.5	$545.9	$24.6	4.5%
Less: precious metal content of sales	43.5	48.6	(5.1)	(10.5)%
Net sales, excluding precious metal content	$527.0	$497.3	$29.7	6.0%

Net sales, excluding precious metal content, for the three months ended March 31, 2011 was $527.0 million, an increase of 6.0% over the first quarter of 2010.  The change in net sales, excluding precious metal content, was primarily a result of constant currency growth of 4.6%, and positively impacted by currency translation of 1.4%.  The constant currency sales growth included internal growth of 3.8%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Three Months Ended March 31, 2011
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	1.1%	4.1%	8.4%	3.8%
Acquisition sales growth	-	0.9%	1.9%	0.8%
Constant currency sales growth	1.1%	5.0%	10.3%	4.6%

United States

Net sales, excluding precious metal content, increased by 1.1% for the first quarter of 2011 compared to the first quarter of 2010 on both a constant currency and internal sales growth rate basis. Growth was primarily in dental consumable, implant, and non-dental products, offset partially by decreased orthodontic product sales and customer inventory reductions of dental laboratory products.

Europe

Net sales, excluding precious metal content, increased by 5.0% in the first quarter of 2011 on a constant currency basis, including 4.1% of internal growth.  Internal growth was primarily driven by growth in the dental specialty products, along with growth in the dental consumable products and continued growth in the CIS markets.  The increases in sales were partially offset by lower sales of dental laboratory products primarily due to reduced precious metal alloy sales.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 10.3% on a constant currency basis, which includes 8.4% of internal growth.  Internal growth was driven primarily by growth in implant, endodontic, and dental consumable products, offset partially by lower sales in the dental laboratory and orthodontic products.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2011	2010	$ Change	% Change

Gross profit	$300.0	$282.0	$18.0	6.4%
Gross profit as a percentage of net sales, including precious metal content	52.6%	51.7%
Gross profit as a percentage of net sales, excluding precious metal content	56.9%	56.7%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 0.2 percentage points for the three months ended March 31, 2011 compared to 2010.  The increase was primarily the result of product price increases partially offset by product mix, manufacturing cost increases and foreign currency movements.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2011	2010	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$200.8	$188.0	$12.7	6.8%
Restructuring and other costs	$0.6	$4.7	$(4.1)	NM

SG&A as a percentage of net sales, including precious metal content	35.2%	34.4%
SG&A as a percentage of net sales, excluding precious metal content	38.1%	37.8%

NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the first quarter of 2011 by 0.3 percentage points when compared to the first quarter of 2010. Increased expenses over prior year were primarily the result of expenses related to the International Dental Show held biennially in Cologne, Germany and costs supporting new product launches.

Restructuring and Other Costs

During the three months ended March 31, 2011, the Company recorded restructuring and other costs of $0.6 million.  In the same period of 2010, the Company incurred costs of $4.7 million primarily related to legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Three Months Ended
	March 31,
(in millions)	2011	2010	Change

Net interest expense	$4.5	$4.9	$(0.4)
Other expense (income), net	0.1	0.9	(0.8)
Net interest and other expense	$4.6	$5.8	$(1.2)

Net Interest Expense

Net interest expense for the three months ended March 31, 2011 was $0.4 million lower compared to the three months ended March 31, 2010. Interest expense increased by $0.6 million due to higher average debt balances offset by slightly lower average interest rates and a slightly lower average negative interest differential spread on the Company’s cross currency swaps. Interest income increased $1.0 million as the Company had higher average investment balances, and earned slightly higher average interest rates.

Other Expense (Income), Net

Other expense in the three months ended March 31, 2011 was $0.1 million.  Other expense for the same period of 2010 included $0.5 million of currency transaction losses and $0.4 million of other non-operating income.

Income Taxes and Net Income

	Three Months Ended
	March 31,
(in millions, except per share data)	2011	2010	$ Change

Effective income tax rates	25.2%	25.5%

Equity in net loss of unconsolidated affiliated company	$(0.8)	$-	$(0.8)

Net income attributable to noncontrolling interests	$0.4	$0.3	$0.1

Net income attributable to DENTSPLY International	$69.1	$61.8	$7.3

Earnings per common share - diluted	$0.48	$0.41

Provision for Income Taxes

The Company’s effective income tax rates for the first quarter of 2011 and 2010 were 25.2% and 25.5%, respectively.  In 2011, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $0.6 million and $0.1 million, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $5.2 million and $1.4 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation resulted in a net loss of $0.8 million on an after-tax basis for the three months ended March 31, 2011.  The net loss of DIO was the result of mark-to-market charges related to the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market net loss incurred by DIO was approximately $0.8 million.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) certain mark-to-market charges at an unconsolidated affiliated company, (2) acquisition related costs, (3) income tax related adjustments, and (4) restructuring and other costs.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

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

	Three Months Ended
	March 31, 2011
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$69,084	$0.48

Loss on mark-to-market adjustments at an unconsolidated affilated company	921	0.01
Acquisition related activities, net of tax and noncontrolling interests	245	-
Income tax related adjustments	196	-
Restructuring and other costs, net of tax and noncontrolling interests	114	-
Adjusted non-US GAAP earnings	$70,560	$0.49

	Three Months Ended
	March 31, 2010
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$61,843	$0.41

Restructuring and other costs, net of tax and noncontrolling interests	2,791	0.02
Acquisition related activities, net of tax and noncontrolling interests	387	-
Income tax related adjustments	437	-
Rounding	-	0.01
Adjusted non-US GAAP earnings	$65,458	$0.44

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$141.1	$135.0	$6.1	4.5%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$114.5	$102.1	$12.4	12.1%

Canada/Latin America/Endodontics/Orthodontics	$166.1	$156.0	$10.1	6.5%

Dental Laboratory Business/Implants/Non-Dental	$106.3	$105.3	$1.0	0.9%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$46.3	$44.9	$1.4	3.1%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$(0.6)	$(0.1)	$(0.5)	N/M

Canada/Latin America/Endodontics/Orthodontics	$49.8	$48.0	$1.8	3.7%

Dental Laboratory Business/Implants/Non-Dental	$24.0	$22.5	$1.5	6.7%

N/M - Not meaningful

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $6.1 million, or 4.5%, during the three months ended March 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 4.7% which was primarily driven by increased demand in most geographies.

Operating income increased $1.4 million during the three months ended March 31, 2011 compared to 2010.  The increase was primarily attributable to an increase in gross profit, which was the result of increased sales, offset partially by an increase in the selling, general and administrative expenses within the segment of $1.2 million.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $12.4 million, or 12.1%, during the three months ended March 31, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 9.1% when compared to the same period in 2010.  The majority of this growth was in the CIS, Middle East, Africa and Pacific Rim businesses.

Operating income decreased $0.5 million during the three months ended March 31, 2011 compared to 2010, primarily related to a $2.8 million increase in SG&A expenses, which included an unfavorable impact from currency translation, partially offset by a $2.3 million increase in gross profit due to higher sales.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $10.1 million, or 6.5%, during the three months ended March 31, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 3.7% when compared to the same period in 2010.  Net sales, excluding precious metal content, were positively impacted by growth in Canada, Latin America, non-dental product sales, as well as endodontic product launches and $1.8 million from acquisitions.  Offsetting the growth in these areas was the decrease in orthodontic product sales as discussed in more detail above.

Operating income increased $1.8 million during the three months ended March 31, 2011 compared to 2010.  The increase was attributable to an increase in gross profit of $7.1 million, which was primarily the result of increased sales volumes.  Partially offsetting the gross profit increase were increased expenses of $5.3 million, which included costs related to product launches.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased $1.0 million, or 0.9%, during the three months ended March 31, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 1.2% when compared to the same period in 2010 due to increased demand in the dental implant, non-dental products and $1.9 million contributed by acquisitions, partially offset by a decrease in dental laboratory products.

Operating income for the three months ended March 31, 2011 increased $1.5 million compared to 2010 attributable to $3.0 million increase in gross profit, primarily due to increased sales in the dental implant business.  Partially offsetting this increase in gross profit was an increase in expenses in 2011 due to higher R&D expenses and a reduction in bad debt expense in the prior year due to favorable collection efforts.

CRITICAL ACCOUNTING POLICIES

Except as updated below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Accounts Receivable

The Company sells dental products both through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs an ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on historical averages of aged receivable balances and the Company’s experience in collecting those balances, customer specific circumstances, as well as changes in the economical and political environments.  If the financial condition of the Company’s customers were to improve or deteriorate, their ability to make required payments may become less or more impaired and decreases or increases in these allowances may be required.  In addition, a negative impact on sales to those customers may occur.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations.  The Company records liabilities when a loss is probable and can be reasonably estimated.  These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss.  The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time.  If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and disclose any material potential liability.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates.  Legal costs related to these lawsuits are expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2011

Cash flow from operating activities during the three months ended March 31, 2011 was $44.0 million compared to $36.5 million during the three months ended March 31, 2010. Net income increased by $7.3 million to $69.5 million.  Additionally, working capital uses offset improvements in non-cash items thereby providing no significant impact to the modest year-over-year improvement in cash from operations of $7.5 million.  On a constant currency basis, increases in accrued taxes were offset by higher accounts receivable, inventory and lower accounts payable.  On a constant currency basis, as of March 31, 2011, reported days for inventory increased by 6 days to 106 days and accounts receivable increased by 4 days to 60 days, respectively, as compared to December 31, 2010.

Investing activities during the first three months of 2011 include capital expenditures of $11.8 million.  The Company expects that capital expenditures will be approximately $70.0 million for the full year of 2011.  The acquisition related activity for the three months ended March 31, 2011 of $21.1 million was related to an acquisition, an earn-out payment made on an acquisition that was completed prior to 2009 and the purchase of the remaining shares of a consolidated VIE.

At March 31, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2.0 million shares for $73.7 million during the first three months of 2011 at an average price of $36.30.  As of March 31, 2011, the Company held 21.9 million shares of treasury stock.  The Company also received proceeds of $22.2 million as a result of the exercise of 0.9 million of stock options during the three months ended March 31, 2011. The Company’s first priority for the use of its strong balance sheet is acquisitions; however, it may also from time to time repurchase its own shares in the open market.

The Company’s long-term borrowings increased by a net of $48.1 million during the three months ended March 31, 2011. This change included net borrowings of $49.8 million during the first three months and a decrease of $1.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2011, the Company’s ratio of long-term debt to total capitalization increased to 24.8% compared to 24.1% at December 31, 2010.  Also in that same period, the Company’s cash and cash equivalents and short-term investments have increased from $540.1 million to $575.3 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $200.0 million through May 7, 2013.  This facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2011, the Company was in compliance with these covenants. The Company also has available an aggregate $200.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $200.0 million.  At March 31, 2011 outstanding borrowings were $173.6 million under the multi-currency revolving facility.

The Company also has access to $80.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2011, the Company had $9.2 million outstanding under these short-term lines of credit.  At March 31, 2011, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $97.6 million.

The Company entered into new cross currency swaps of Swiss francs 100.0 million and Swiss francs 55.5 million on February 18, 2010 and March 1, 2010, respectively, to replace maturing trades. The contracts are designated as net investment hedges.

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% associated with the Company’s U.S. dollar denominated Note to variable rate based upon three month LIBOR for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.

At March 31, 2011, the Company held $128.4 million of precious metals on consignment from several financial institutions.  The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

Except for the new interest rate swaps  discussed above and in Note 10, Financial Instruments and Derivatives, of the Notes to Unaudited Interim Consolidated Financial Statements, there have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, the majority of the Company’s cash and cash equivalents were held outside of the United States.  Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to United States federal income tax, less applicable foreign tax credits.  Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations.  Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Reference to Part I, Item 1, Note 14, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no other significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

The Company may lose customers of its Orthodontics operating segment due to the disruption in its ability to source certain orthodontic products from its key supplier located in Japan’s evacuation area.

One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s consolidated net sales, excluding precious metal content, is located in the evacuation zone in Japan.  While there appears to be only minor damage to the supplier’s facility, we are unable to ascertain when a resumption of normal supply will occur. Although the Company is actively seeking alternative sources of supply there is no assurance that the Company’s customers will convert to such alternate products or sources; nor is there any assurance that customers who turn to other sources of products during the Company’s period of product shortages will return to the Company’s products once the Company’s key supplier has resumed production and/or the Company has secured an acceptable alternative source of supply.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the quarter ended March 31, 2011, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

January 1-31, 2011	-	$-	$-	13,103.0
February 1-28, 2011	620.0	36.31	22,510.2	12,877.3
March 1-31, 2011	1,409.5	36.30	51,168.6	12,093.1
	2,029.5	$36.30	$73,678.8

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
10.16	Incentive Compensation Plan Amended and Restated
10.20	2010 Equity Incentive Plan Amended and Restated
10.21	Employment Agreement entered February 2011 between the Company and Deborah M. Rasin
30	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DENTSPLY International Inc.

/s/	Bret W. Wise	April 28, 2011
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	April 28, 2011
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer