Form 10-Q
period 2011-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2011-07-28
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes     ☐          No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 25, 2011, DENTSPLY International Inc. had 141,330,451 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$609,443	$565,086	$1,179,946	$1,111,030
Cost of products sold	294,592	277,491	565,111	541,397

Gross profit	314,851	287,595	614,835	569,633
Selling, general and administrative expenses	210,984	182,383	411,751	370,417
Restructuring and other costs	6,863	243	7,496	4,923

Operating income	97,004	104,969	195,588	194,293

Other income and expenses:
Interest expense	5,570	6,686	11,913	12,406
Interest income	(2,430)	(827)	(4,258)	(1,614)
Other expense (income), net	1,434	722	1,504	1,667

Income before income taxes	92,430	98,388	186,429	181,834
Provision for income taxes	17,957	25,042	41,669	46,297
Equity in net income of unconsolidated affilated company	917	-	93	-

Net income	75,390	73,346	144,853	135,537
Less: Net income attributable to noncontrolling interests	1,154	960	1,533	1,308
Net income attributable to DENTSPLY International	$74,236	$72,386	$143,320	$134,229

Earnings per common share:
Basic	$0.53	$0.50	$1.01	$0.92
Diluted	$0.52	$0.49	$1.00	$0.91

Weighted average common shares outstanding:
Basic	141,052	144,779	141,331	145,772
Diluted	143,373	146,939	143,694	148,048

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$671,710	$540,038
Accounts and notes receivables-trade, net	404,661	344,796
Inventories, net	337,200	308,738
Prepaid expenses and other current assets	138,842	121,473

Total Current Assets	1,552,413	1,315,045

Property, plant and equipment, net	442,957	423,105
Identifiable intangible assets, net	86,770	78,743
Goodwill, net	1,391,289	1,303,055
Other noncurrent assets, net	183,214	138,003

Total Assets	$3,656,643	$3,257,951

Liabilities and Equity
Current Liabilities:
Accounts payable	$113,870	$114,479
Accrued liabilities	283,616	224,745
Income taxes payable	24,440	13,113
Notes payable and current portion of long-term debt	8,500	7,754

Total Current Liabilities	430,426	360,091

Long-term debt	654,873	604,015
Deferred income taxes	81,324	72,489
Other noncurrent liabilities	408,787	311,444

Total Liabilities	1,575,410	1,348,039

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized;162.8 million shares issued at June 30, 2011 and December 31, 2010	1,628	1,628
Capital in excess of par value	227,071	204,902
Retained earnings	2,449,463	2,320,350
Accumulated other comprehensive income	103,513	24,156
Treasury stock, at cost, 21.5 million shares at June 30, 2011 and 21.0 million shares at December 31, 2010	(739,445)	(711,650)
Total DENTSPLY International Equity	2,042,230	1,839,386

Noncontrolling interests	39,003	70,526

Total Equity	2,081,233	1,909,912

Total Liabilities and Equity	$3,656,643	$3,257,951

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:

Net income	$144,853	$135,537

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,359	29,438
Amortization	4,736	4,771
Deferred income taxes	6,894	(57)
Share-based compensation expense	10,316	10,238
Restructuring and other costs - noncash	(787)	363
Excess tax benefits from share-based compensation	(6,217)	(4,666)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(40,357)	(28,487)
Inventories, net	(8,368)	(9,111)
Prepaid expenses and other current assets	(1,927)	(16,549)
Accounts payable	4,129	12,603
Accrued liabilities	9,051	4,183
Income taxes payable	12,942	4,913
Other, net	(2,660)	7,292
Net cash provided by operating activities	164,964	150,468

Cash flows from investing activities:

Capital expenditures	(25,338)	(18,897)
Cash paid for acquisitions of businesses, net of cash acquired	(20,087)	(8,309)
Expenditures for identifiable intangible assets	(332)	(255)
Proceeds from sale of property, plant and equipment, net	175	279

Net cash used in investing activities	(45,582)	(27,182)

Cash flows from financing activities:

Net change in short-term borrowings	(177)	(5,237)
Cash paid for treasury stock	(79,500)	(176,630)
Cash dividends paid	(14,312)	(15,741)
Cash paid for contingent consideration on prior acquisitions	(1,780)	-
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(16,431)	-
Proceeds from long-term borrowings	38,254	250,000
Repayments of long-term borrowings	(2,403)	(240,108)
Proceeds from exercise of stock options	33,993	25,845
Excess tax benefits from share-based compensation	6,217	4,666

Net cash used in financing activities	(36,139)	(157,205)

Effect of exchange rate changes on cash and cash equivalents	48,429	(76,082)

Net increase(decrease) in cash and cash equivalents	131,672	(110,001)

Cash and cash equivalents at beginning of period	540,038	450,348

Cash and cash equivalents at end of period	$671,710	$340,347

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	134,229	-	-	134,229	1,308	135,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(204,568)	-	(204,568)	(10,465)	(215,033)
Net gain on derivative financial instruments	-	-	-	63,672	-	63,672	-	63,672
Pension liability adjustments	-	-	-	1,676	-	1,676	-	1,676

Comprehensive Income						(4,991)	(9,157)	(14,148)

Exercise of stock options	-	(8,213)	-	-	34,058	25,845	-	25,845
Tax benefit from stock options exercised	-	4,666	-	-	-	4,666	-	4,666
Share based compensation expense	-	10,238	-	-	-	10,238	-	10,238
Funding of Employee Stock Ownership Plan	-	207	-	-	1,132	1,339	-	1,339
Treasury shares purchased	-	-	-	-	(176,630)	(176,630)	-	(176,630)
RSU distributions	-	(4,234)	-	-	2,856	(1,378)	-	(1,378)
RSU dividends	-	78	(78)	-	-	-	-	-
Cash dividends ($0.10 per share)	-	-	(15,480)	-	-	(15,480)	-	(15,480)
Balance at June 30, 2010	$1,628	$198,237	$2,202,130	$(55,678)	$(670,603)	$1,675,714	$65,696	$1,741,410

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912
Comprehensive Income:
Net income	-	-	143,320	-	-	143,320	1,533	144,853
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	146,824	-	146,824	5,943	152,767
Net loss on derivative financial instruments	-	-	-	(63,403)	-	(63,403)	-	(63,403)
Net unrealized holding gains on available-for-sale adjustments	-	-	-	(2,031)	-	(2,031)	-	(2,031)
Pension liability adjustments	-	-	-	(2,033)	-	(2,033)	-	(2,033)

Comprehensive Income						222,677	7,476	230,153

Acquistion of noncontrolling interest	-	22,394	-	-	-	22,394	(38,825)	(16,431)
Exercise of stock options	-	(11,578)	-	-	45,571	33,993	-	33,993
Tax benefit from stock options exercised	-	6,217	-	-	-	6,217	-	6,217
Share based compensation expense	-	10,362	-	-	-	10,362	-	10,362
Funding of Employee Stock Ownership Plan	-	379	-	-	2,595	2,974	-	2,974
Treasury shares purchased	-	-	-	-	(79,500)	(79,500)	-	(79,500)
Dividends paid by noncontrolling interest	-	-	-		-	-	(174)	(174)
RSU distributions	-	(5,696)	-	-	3,539	(2,157)	-	(2,157)
RSU dividends	-	91	(91)	-	-	-	-	-
Cash dividends ($0.10 per share)	-	-	(14,116)	-	-	(14,116)	-	(14,116)
Balance at June 30, 2011	$1,628	$227,071	$2,449,463	$103,513	$(739,445)	$2,042,230	$39,003	$2,081,233

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $10.8 million and $9.6 million at June 30, 2011 and December 31, 2010, respectively.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations.  The Company records liabilities when a loss is probable and can be reasonably estimated.  These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss.  The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time.  If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and will disclose any material potential liability.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  The Company believes it has estimated liabilities for probable losses appropriately in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates.  Legal costs related to these lawsuits are expensed as incurred.

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

On December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO Corporation (“DIO”), which may be converted into common shares after a one year period.  The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the consolidated balance sheets and the changes in fair value are reported in accumulated other comprehensive income (“AOCI”).  The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the DIO bond was $67.5 million and $66.0 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, $9.0 million and $11.0 million, respectively, of unrealized holding gains on available-for-sale securities, net of tax, have been recorded in AOCI. The contractual maturity of the bond is in December 2015.

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

Revisions in Classification

Certain revisions in classification have been made to prior year’s data in order to conform to current year presentation.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
Stock option expense	$3,035	$2,937	$5,373	$5,836
RSU expense	2,296	1,757	4,347	3,768
Total stock based compensation expense	$5,331	$4,694	$9,720	$9,604

Total related tax benefit	$1,620	$1,507	$2,872	$2,897

The remaining unamortized compensation cost related to non-qualified stock options is $16.9 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years. The unamortized compensation cost related to RSU is $14.0 million, which will be expensed over the remaining restricted period of the RSU, or 2.1 years.

The following table reflects the non-qualified stock option transactions from December 31, 2010 through June 30, 2011:

	Outstanding			Exercisable
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2010	10,636	$29.07	$66,722	8,815	$28.58	$61,450
Granted	1,474	36.74
Exercised	(1,502)	22.64
Cancelled	(36)	45.15
Forfeited	(53)	31.72

June 30, 2011	10,519	$30.99	$81,928	7,377	$29.76	$68,681

The weighted average remaining contractual term of all outstanding options is 6.2 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes the unvested RSU transactions from December 31, 2010 through June 30, 2011:

		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Unvested at December 31, 2010	744	$32.43
Granted	353	36.69
Vested	(174)	41.04
Forfeited	(16)	29.97

Unvested at June 30, 2011	907	$32.48

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in AOCI, net of tax, in the consolidated balance sheets for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
Net income	$75,390	$73,346	$144,853	$135,537
Other comprehensive income:
Foreign currency translation adjustments	62,051	(137,840)	152,767	(215,033)
Net (loss) gain on derivative financial instruments	(36,391)	39,948	(63,403)	63,672
Net unrealized holding losses on available-for-sale securities	(6,233)	-	(2,031)	-
Amortization of unrecognized losses and prior year service pension cost	(1,500)	913	(2,033)	1,676
Total other comprehensive income (loss)	17,927	(96,979)	85,300	(149,685)

Total comprehensive income (loss)	93,317	(23,633)	230,153	(14,148)

Comprehensive income (loss) attributable to the noncontrolling interests	3,833	(5,734)	7,476	(9,157)

Comprehensive income (loss) attributable to DENTSPLY International	$89,484	$(17,899)	$222,677	$(4,991)

During the quarter ended June 30, 2011, foreign currency translation adjustments included currency translation gains of $52.4 million and gains on the Company’s loans designated as hedges of net investments of $9.7 million.  During the quarter ended June 30, 2010, foreign currency translation adjustments included currency translation losses of $134.2 million and losses on the Company’s loans designated as hedges of net investments of $3.6 million.  During the six months ended June 30, 2011, foreign currency translation adjustments included currency translation gains of $142.1 million and gains on the Company’s loans designated as hedges of net investments of $10.7 million.  During the six months ended June 30, 2010, foreign currency translation adjustments included currency translation losses of $212.3 million and losses on the Company’s loans designated as hedges of net investments of $2.7 million.  These foreign currency translation adjustments were offset by net gains on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	June 30,	December 31,
(in thousands)	2011	2010
Foreign currency translation adjustments	$317,421	$170,597
Net loss on derivative financial instruments	(190,051)	(126,648)
Net unrealized holding gains on available-for-sale securities	8,998	11,029
Pension liability adjustments	(32,855)	(30,822)
	$103,513	$24,156

The cumulative foreign currency translation adjustments included translation gains of $447.0 million and $294.6 million at June 30, 2011 and December 31, 2010, respectively, partially offset by losses of $129.6 million and $124.0 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by net losses on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2011	2010	2011	2010

Net income attributable to DENTSPLY International	$74,236	$72,386	$143,320	$134,229

Common shares outstanding	141,052	144,779	141,331	145,772

Earnings per common share - basic	$0.53	$0.50	$1.01	$0.92

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$74,236	$72,386	$143,320	$134,229

Common shares outstanding	141,052	144,779	141,331	145,772
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,321	2,160	2,363	2,276
Total shares	143,373	146,939	143,694	148,048

Earnings per common share - diluted	$0.52	$0.49	$1.00	$0.91

Options to purchase 3.0 million and 3.4 million shares of common stock that were outstanding during the three and six months ended June 30, 2011, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 3.1 million and 3.2 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2010, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the six months ended June 30, 2011 of $38.3 million, net of cash acquired, was related to five acquisitions and two earn-out payments for acquisitions completed during or prior to 2010.

The purchase agreements for certain acquisitions made during the six months ended June 30, 2011 provide for additional payments to be made based upon the operating performance of the respective business.  The initial fair value for contingent consideration arrangements for transactions entered into during the six months ended June 30, 2011 was $10.7 million, and further discussed in Note 11, Fair Value Measurements.

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  At June 30, 2011, the Company has recorded a total of $23.5 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given. The goodwill is primarily associated with the Canada/Latin America/Endodontics/Orthodontics segment.

In addition, during the second quarter 2011, the Company signed a definitive agreement with AstraZeneca Plc. to acquire Astra Tech AB (“Astra Tech”), a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments.  Astra Tech recorded approximately $535 million in worldwide revenue in 2010.  The purchase price for the transaction is approximately $1.8 billion.  The Company expects to use the available cash on hand and committed financing to fund the purchase of this business.  The transaction is subject to regulatory approval and customary closing conditions and is expected to close in 2011.

For the three and six months ended June 30, 2011, in connection with pending or completed acquisitions, the Company has incurred $6.3 million and $6.7 million, respectively, of transaction related costs, primarily banking fees and amounts paid to third party advisers.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 97% of sales for the three and six months ended June 30, 2011 and 2010.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the groups are consistent with those described in the Company’s most recently filed Form 10-K in the summary of significant accounting policies.  The Company measures segment income for reporting purposes as operating income before restructuring and other costs, interest expense, interest income, other income and expenses and income taxes.

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

Canada/Latin America/Endodontics/Orthodontics

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil.  It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing of Endodontic products in the United States, Switzerland and Germany and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany.  This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company’s Orthodontic products. In addition, this business group is also responsible for sales and distribution in the United States of implant and bone substitute/grafting materials, sales and distribution of implants in Brazil, sales of dental lasers and the manufacture and sale of certain products in the Company’s non-dental business.

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

The following tables set forth information about the Company’s operating groups for the three and six months ended June 30, 2011 and 2010:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
U.S., Germany and Certain Other European Regions Consumable Businesses	$151,513	$137,245	$292,580	$272,219
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	140,249	121,601	264,938	231,886
Canada/Latin America/Endodontics/ Orthodontics	176,493	170,715	343,352	327,335
Dental Laboratory Business/Implants/Non-Dental	142,826	136,265	281,757	281,375
All Other (a)	(1,638)	(740)	(2,681)	(1,785)
Total	$609,443	$565,086	$1,179,946	$1,111,030

(a) Includes amounts recorded at Corporate headquarters

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
U.S., Germany and Certain Other European Regions Consumable Businesses	$151,513	$137,245	$292,580	$272,219
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	129,447	112,037	243,970	214,107
Canada/Latin America/Endodontics/Orthodontics	175,702	170,011	341,817	326,041
Dental Laboratory Business/Implants/Non-Dental	108,966	100,256	215,309	205,574
All Other (a)	(1,638)	(741)	(2,681)	(1,786)
Total excluding precious metal content	563,990	518,808	1,090,995	1,016,155
Precious mental content	45,453	46,278	88,951	94,875
Total including precious metal content	$609,443	$565,086	$1,179,946	$1,111,030

(a) Includes amounts recorded at Corporate headquarters

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
U.S., Germany and Certain Other European Regions Consumable Businesses	$30,541	$30,846	$58,299	$57,063
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	4,971	5,037	9,440	8,656
Canada/Latin America/Endodontics/Orthodontics	37,037	29,357	68,511	54,677
Dental Laboratory Business/Implants/Non-Dental	29,217	30,915	57,004	57,595
All Other (a)	55,458	45,081	106,835	89,084
Eliminations	(157,224)	(141,236)	(300,089)	(267,075)
Total	$-	$-	$-	$-

(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010
U.S., Germany and Certain Other European Regions Consumable Businesses	$53,701	$49,654	$100,046	$94,515
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	3,902	5,536	3,333	5,407
Canada/Latin America/Endodontics/Orthodontics	50,128	49,141	99,945	97,163
Dental Laboratory Business/Implants/Non-Dental	21,856	22,494	45,806	44,957
All Other (a)	(25,720)	(21,613)	(46,046)	(42,826)
Segment operating income	103,867	105,212	203,084	199,216

Reconciling Items:
Restructuring and other costs	(6,863)	(243)	(7,496)	(4,923)
Interest expense	(5,570)	(6,686)	(11,913)	(12,406)
Interest income	2,430	827	4,258	1,614
Other expense (income), net	(1,434)	(722)	(1,504)	(1,667)
Income before income taxes	$92,430	$98,388	$186,429	$181,834

  (a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	June 30,	December 31,
(in thousands)	2011	2010
U.S., Germany and Certain Other European Regions Consumable Businesses	$623,586	$578,770
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	416,013	390,572
Canada/Latin America/Endodontics/Orthodontics	996,465	932,126
Dental Laboratory Business/Implants/Non-Dental	1,083,938	995,090
All Other (a)	536,641	361,393
Total	$3,656,643	$3,257,951

 (a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At June 30, 2011 and December 31, 2010, the cost of $9.0 million, or 2.7%, and $6.9 million, or 2.2%, respectively, of inventories was determined using the last-in, first-out (“LIFO”) method. The cost of the remaining inventories was determined using the first-in, first-out (“FIFO”) or average cost methods.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2011 and December 31, 2010 by $4.4 million and $4.9 million, respectively.

The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $37.7 million and $35.5 million at June 30, 2011 and December 31, 2010, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Finished goods	$198,735	$189,343
Work-in-process	64,704	57,272
Raw materials and supplies	73,761	62,123
	$337,200	$308,738

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2011 and 2010:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010

Service cost	$2,578	$1,918	$5,012	$3,933
Interest cost	2,305	2,014	4,492	4,157
Expected return on plan assets	(1,290)	(1,116)	(2,506)	(2,268)
Amortization of transition obligation	-	28	-	59
Amortization of prior service cost	21	24	41	44
Amortization of net loss	405	234	788	475

Net periodic benefit cost	$4,019	$3,102	$7,827	$6,400

Other Postretirement Plans	Three Months Ended		Six Months Ended
(in thousands)	2011	2010	2011	2010

Service cost	$16	$15	$32	$29
Interest cost	139	153	277	306
Amortization of net loss	49	68	98	137

Net periodic benefit cost	$204	$236	$407	$472

The following sets forth the information related to the contributions to the Company’s benefit plans for 2011:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual at June 30, 2011	$5,319	$169
Projected for the remainder of the year	4,806	930
Total for year	$10,125	$1,099

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Other Costs

During the three and six months ended June 30, 2011, the Company recorded other costs of $6.2 million and $6.8 million, respectively, which were primarily related to Astra Tech acquisition costs.  For the six months ended June 30, 2010, other costs were $3.9 million and were primarily related to several legal matters.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.

Restructuring Costs

The Company recorded restructuring costs of $0.7 million for both the three and six months ended June 30, 2011.  During the three and six months ended June 30, 2010, the Company recorded restructuring costs of $0.2 million and $1.0 million, respectively.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.  These costs primarily consist of employee severance costs.

During the second quarter of 2011, as a result of the impact of the Japan natural disaster as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, the Company initiated a restructuring plan related to the Orthodontic business.  The restructuring plan addressed overhead costs related to the business and will reduce those costs as the Orthodontic business is impacted by the lack of product supply.  The Company recorded $1.4 million of charges in the second quarter of 2011 for this new plan.  In addition to the restructuring charges, the Company incurred approximately $0.7 million of selling, general and administrative expenses related to costs of maintaining the critical Orthodontic business processes and structures during the lack of product supply.

Partially offsetting the charges for the Orthodontic restructuring plan, the Company recorded income of $0.7 million during the second quarter of 2011 for adjustments to 2010 plans and 2009 and prior plans.  These adjustments were primarily related to revised estimates of severance costs.

During 2010, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

At June 30, 2011, the Company’s restructuring accruals were as follows:

	Severance
	2009 and
(in thousands)	Prior Plans	2010 Plans	2011 Plans	Total
Balance at December 31, 2010	$2,878	$5,260	-	$8,138
Provisions and adjustments	(156)	(646)	1,392	590
Amounts applied	(759)	(1,446)	-	(2,205)
Balance at June 30, 2011	$1,963	$3,168	1,392	$6,523

	Lease/Contract Terminations
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$996	-	$996
Provisions and adjustments	1	(113)	(112)
Amounts applied	(261)	113	(148)
Balance at June 30, 2011	$736	-	$736

	Other Restructuring Costs
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$57	$-	$57
Provisions and adjustments	154	71	225
Amounts applied	(154)	(71)	(225)
Balance at June 30, 2011	$57	$-	$57

The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	June 30,
(in thousands)	2010	Adjustments	Applied	2011

United States, Germany and Certain Other European Regions Consumable Businesses	$1,031	$-	$(261)	$770
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	193	(45)	(152)	(4)
Canada/Latin America/Endodontics/Orthodontics	400	1,392	(62)	1,730
Dental Laboratory Business/Implants/Non-Dental	7,567	(644)	(2,103)	4,820
	$9,191	$703	$(2,578)	$7,316

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

Derivative instruments not designated as hedging

The Company wrote put options (also referred to as “DIO equity option contracts”) to the original sellers of the DIO investment for the remaining DIO common shares held by the seller.  The equity options provide the seller the ability to require the Company to purchase their remaining shares on hand at a price based on an agreed-upon formula at specific timeframes in the future.  The sellers are also allowed to sell their remaining shares on the open market.  Changes in the fair value of the DIO equity option contracts are reported in “Other expense (income), net” on the consolidated statements of operations.  This derivative is further discussed in Note 11, Fair Value Measurement.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  At June 30, 2011, the Company has two groups of significant variable interest rate to fixed rate interest rate swaps.  One group of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 1.6% for a term of ten years, ending in March 2012.  Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 4.2% for a term of seven years, ending in March 2012.  On June 24, 2011 the Company entered into a Treasury Rate Lock (“T-Lock”) transaction to hedge the base interest rate variability exposure on a planned ten year bond issuance in anticipation of the Astra Tech acquisition.  The T-Lock will result in an effective base interest yield of 3.02% plus market spread and fees at issuance on a notional amount of $500.0 million.

 The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory.  In addition, forward exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases, which are denominated in non-local currencies.  The forward exchange contracts that are used in these programs typically mature in eighteen months or less.  For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in AOCI until the hedged item is recognized in earnings.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At June 30, 2011, the Company had swaps in place to purchase 675 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,732 per troy ounce. In addition, the Company had swaps in place to purchase 28,128 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $34 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company’s cash flow hedges and non-designated derivatives at June 30, 2011:

				Fair Value Net
	Notional Amounts Maturing in the Year			Asset (Liability)
Foreign Exchange Forward Contracts	2011	2012	2013	June 30, 2011
(in thousands)

Forward sale, 7.8 million Australian dollars	$3,779	$3,929	$227	$(435)
Forward purchase, 7.1 million British pounds	(5,743)	(5,478)	(201)	(284)
Forward sale, 32.9 million Canadian dollars	18,362	13,505	1,404	(1,088)
Forward sale, 5.2 million Danish krone	1,022	-	-	9
Forward purchase, 1.0 million euros	(1,436)	-	-	952
Forward sale, 0.9 billion Japanese yen	11,251	-	-	314
Forward sale, 132.2 million Mexican pesos	11,282	-	-	52
Forward purchase, 2.6 million Norwegian krone	(474)	-	-	(1)
Forward sale, 2.3 million Singapore dollars	1,846	-	-	45
Forward sale, 5.8 billion South Korean won	5,471	-	-	77
Forward purchase, 12.1 million Swiss francs	(14,356)	-	-	103
Forward purchase, 26.7 million Taiwanese dollars	(927)	-	-	(6)

Total foreign exchange forward contracts	$30,077	$11,956	$1,430	$(262)

						Fair Value Net
	Notional Amounts Maturing in the Year					Asset (Liability)
					2015 and
Interest Rate Swaps	2011	2012	2013	2014	Beyond	June 30, 2011
(in thousands)

Euro	$686	$1,371	$1,371	$1,048	$3,408	$(524)
Japanese yen	-	156,038	-	-	-	(1,340)
Swiss francs	-	77,386	-	-	-	(2,027)
U.S. dollars	500,000	-	-	-	-	10,550
Total interest rate swaps	$500,686	$234,795	$1,371	$1,048	$3,408	$6,659

	Notional Amounts Maturing		Fair Value Net
	in the Year		Asset (Liability)
Commodity Contracts	2011	2012	June 30, 2011
(in thousands)

Silver swap - U.S. dollar	$690	$297	$44
Platinum swap - U.S. dollar	815	352	(2)
Total commodity contracts	$1,505	$649	$42

At June 30, 2011, deferred net losses on derivative instruments of $1.5 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

The Company has Swiss franc and euro cross currency interest rate swaps that are designated as net investment hedges of the Swiss franc and euro denominated net assets.  The interest rate differential is recognized in income as interest income or interest expense as it is accrued. Foreign currency translation is recorded in AOCI, net of tax.

 The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would either pay or receive at the reporting date, taking into consideration the effective interest rates and foreign exchange rates.  At June 30, 2011 and December 31, 2010, the estimated net fair values of the swap agreements were negative $280.5 million and negative $169.1 million, respectively, which are recorded in AOCI, net of tax, and as “Accrued liabilities” and “Other noncurrent liabilities” in the consolidated balance sheets.

The following tables summarize the notional amounts and fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at June 30, 2011:

				Fair Value Net
	Notional Amounts Maturing in the Year			Asset (Liability)
Cross Currency Basis Swaps	2011	2012	2013	June 30, 2011
(in thousands)

Swiss franc 592.5 million @ 1.17 pay CHF 3 mth. LIBOR receive USD 3 mth. LIBOR	$95,720	$67,385	$542,294	$(197,403)
Euro 358.0 million @ $1.22 pay EUR 3 mth. EURIBOR receive USD 3 mth. LIBOR	-	-	519,727	(83,057)
Total cross currency basis swaps	$95,720	$67,385	$1,062,021	$(280,460)

At June 30, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its euro, Swiss franc and Japanese yen denominated subsidiaries.  At June 30, 2011 and December 31, 2010, the accumulated translation gains on investments in foreign subsidiaries, primarily denominated in euro, Swiss franc and Japanese yen, net of these net investment hedges, were $123.0 million and $45.4 million, respectively, which are included in AOCI, net of tax.

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note mature.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.  At June 30, 2011, the estimated net fair value of these interest rate swaps was $2.8 million.

The following tables summarize the notional amounts and fair value of the Company’s fair value hedges at June 30, 2011:

			Fair Value Net
	Notional Amounts Maturing in the Year		Asset (Liability)
		2015 and
Interest Rate Swaps	2014	Beyond	June 30, 2011
(in thousands)

U.S. dollars	$45,000	$105,000	$2,809
Total interest rate swaps	$45,000	$105,000	$2,809

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$525	$12	$1,277	$105
Commodity contracts	44	-	2	-
Interest rate swaps	6,871	9,495	3,367	3,007
Cross currency basis swaps	-	-	51,983	228,477
Total	$7,440	$9,507	$56,629	$231,589

Not Designated as Hedges

Foreign exchange forward contracts	$1,155	$-	$572	$-
DIO equity option contracts	-	-	-	842
Interest rate swaps	-	-	89	435
Total	$1,155	$-	$661	$1,277

	December 31, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$2,455	$21	$1,139	$135
Commodity contracts	88	-	-	-
Interest rate swaps	-	-	4,213	871
Cross currency basis swaps	-	-	21,516	147,589
Total	$2,543	$21	$26,868	$148,595

Not Designated as Hedges

Foreign exchange forward contracts	$821	$-	$600	$-
Interest rate swaps	-	-	104	556
Total	$821	$-	$704	$556

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$9,879	Interest expense	$(1,318)
Foreign exchange forward contracts	238	Cost of products sold	386
Foreign exchange forward contracts	(195)	SG&A expenses	(95)
Commodity contracts	29	Cost of products sold	91
Total	$9,951		$(936)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$65
Foreign exchange forward contracts	Other expense, net	(188)
Commodity contracts	Interest expense	1
Total		$(122)

Three Months Ended June 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate swaps	$(302)	Interest expense	$(1,075)
Foreign exchange forward contracts	3,425	Cost of products sold	(48)
Foreign exchange forward contracts	679	SG&A expenses	124
Commodity contracts	48	Cost of products sold	182
Total	$3,850		$(817)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate swaps	Other expense, net	$(104)
Foreign exchange forward contracts	Interest expense	(195)
Commodity contracts	Interest expense	2
Total		$(297)

Six Months Ended June 30, 2011

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$9,598	Interest expense	$(2,569)
Foreign exchange forward contracts	(694)	Cost of products sold	854
Foreign exchange forward contracts	(462)	SG&A expenses	11
Commodity contracts	56	Cost of products sold	196
Total	$8,498		$(1,508)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$167
Foreign exchange forward contracts	Interest expense	(216)
Foreign exchange forward contracts	Other expense, net	(188)
Commodity contracts	Interest expense	(2)
Total		$(239)

Six Months Ended June 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(879)	Interest expense	$(3,239)
Foreign exchange forward contracts	2,903	Cost of products sold	25
Foreign exchange forward contracts	697	SG&A expenses	218
Commodity contracts	171	Cost of products sold	440
Total	$2,892		$(2,556)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$192
Foreign exchange forward contracts	Interest expense	(287)
Commodity contracts	Interest expense	(6)
Total		$(101)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(58,388)	Interest income	$170
		Interest expense	(40)
Cross currency interest rate swaps	(11,635)	Interest expense	(1,270)
Total	$(70,023)		$(1,140)

Three Months Ended June 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$13,809	Interest income	$173
		Interest expense	(22)
Cross currency interest rate swaps	45,645	Interest expense	(464)
Total	$59,454		$(313)

Six Months Ended June 30, 2011

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(71,336)	Interest income	$369
		Interest expense	(65)
Cross currency interest rate swaps	(41,367)	Interest expense	(2,226)
Total	$(112,703)		$(1,922)

Six Months Ended June 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$23,019	Interest income	$220
		Interest income	(79)
Cross currency interest rate swaps	74,403	Interest expense	(1,121)
Total	$97,422		$(980)

The following tables summarize the consolidated statement of operations impact of the Company’s fair value hedges for the three and six months ended June 30, 2011:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended	Six Months Ended
(in thousands)	of Gains (Losses)	June 30, 2011	June 30, 2011
Interest rate swaps	Interest expense	$615	$615
Total		$615	$615

The following tables summarize the consolidated statement of operations impact of the Company’s derivatives not designated as hedges for the three and six months ended June 30, 2011 and 2010:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended	Six Months Ended
(in thousands)	of Gains (Losses)	June 30, 2011	June 30, 2011
Foreign exchange forward contracts	Other expense, net	$(394)	$1,309
DIO equity option contracts	Other expense, net	26	26
Interest rate swaps	Interest expense	107	51
Total		$(261)	$1,386

Derivatives Not Designated as Hedging
	Classification	Three Months Ended	Six Months Ended
(in thousands)	of Gains (Losses)	June 30, 2010	June 30, 2010
Foreign exchange forward contracts	Other expense, net	$(8,601)	$(10,878)
Interest rate swaps	Interest expense	(31)	(179)
Total		$(8,632)	$(11,057)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, net of tax)	2011	2010	2011	2010

Beginning balance	$(2,275)	$(4,387)	$(1,468)	$(4,799)

Changes in fair value of derivatives	6,137	2,933	5,101	2,272
Reclassifications to earnings from equity	467	510	696	1,583
Total activity	6,604	3,443	5,797	3,855

Ending balance	$4,329	$(944)	$4,329	$(944)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, net of tax)	2011	2010	2011	2010

Beginning balance	$106,664	$61,006	$45,417	$111,115

Foreign currency translation adjustment	66,059	(127,527)	152,497	(201,846)
Changes in fair value of:
Foreign currency debt	(6,687)	(3,620)	(5,673)	(2,722)
Derivative hedge instruments	(42,995)	36,505	(69,200)	59,817
Total activity	16,377	(94,642)	77,624	(144,751)

Ending balance	$123,041	$(33,636)	$123,041	$(33,636)

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$505,560	$505,560	$-	$-
Interest rate swaps	16,366	-	16,366
Foreign exchange forward contracts	1,692	-	1,692	-
Corporate convertible bonds	67,453	-	-	67,453
Total assets	$591,071	$505,560	$18,058	$67,453

Liabilities
Interest rate swaps	$6,898	$-	$6,898	$-
Cross currency interest rate swaps	280,460	-	280,460	-
Foreign exchange forward contracts	1,954	-	1,954	-
Long term debt	152,828	-	152,828	-
Contingent considerations on acquistions	15,013	-	-	15,013
DIO equity option contracts	842	-	-	842
Total liabilities	$457,995	$-	$442,140	$15,855

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$380,593	$380,593	$-	$-
Foreign exchange forward contracts	3,297	-	3,297	-
Corporate convertible bonds	66,024	-	-	66,024
Total assets	$449,914	$380,593	$3,297	$66,024

Liabilities
Interest rate swaps	$5,744	$-	$5,744	$-
Cross currency interest rate swaps	169,105	-	169,105	-
Foreign exchange forward contracts	1,874	-	1,874	-
Contingent considerations on acquistions	5,887	-	-	5,887
Total liabilities	$182,610	$-	$176,723	$5,887

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.

 The commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered hedges of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

The Company uses the income method valuation technique to estimate the fair value of the corporate bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies an approximately 15% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

The following table presents a reconciliation of the Company’s corporate convertible bond measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in thousands)
Level 3
Balance at December 31, 2010	$66,024
Purchases, gross	-
Sales, gross	-
Unrealized losses:
Reported in AOCI - corporate convertible bonds	(3,939)
Effects of exchange rate changes	5,368
Balance at June 30, 2011	$67,453

The Company has valued the DIO equity option contracts using a Monte Carlo simulation which uses several estimates and probability assumptions by management including the future stock price, the stock price as a multiple of DIO earnings and the probability of the sellers to reduce their shares held by selling into the open market.  Changes in the fair value of the DIO equity option contracts are reported in “Other expense (income), net” on the consolidated statements of operations.

The following table presents a reconciliation of the Company’s DIO equity options contracts measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in thousands)
Level 3
Balance at December 31, 2010	$-
Additions	786
Unrealized gains (losses):
Reported in Other expense (income), net	26
Effects of exchange rate changes	30
Balance at June 30, 2011	$842

Certain purchase agreements for acquisitions completed after January 1, 2009 contain provisions where the seller could receive additional consideration based on upon the future operating performance of the acquired business.  In accordance with US GAAP, the Company has recorded the fair value of these additional payments on the acquisition date.  The fair value was based on a probability-weighted average payout discounted using a market rate of approximately 5%.  The fair value is subject to management’s estimates at the time of the acquisition and is based upon level 3 inputs.  The fair values of these additional payments are reported in “Other noncurrent liabilities,” on the consolidated balance sheets.

The following table presents a reconciliation of the Company’s contingent considerations measured at fair value on a recurring basis using unobservable inputs (Level 3):

(in thousands)
Level 3
Balance at December 31, 2010	$5,887
Additions	10,678
Payments	(1,745)
Effects of exchange rate changes	193
Balance at June 30, 2011	$15,013

NOTE 12 – UNCERTAINTIES IN INCOME TAXES

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $3.5 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.

 NOTE 13 - FINANCING ARRANGEMENTS

The Company estimates the fair value and the carrying value of its total long-term debt, including the current portion, was $659.2 million and $657.3 million, respectively, at June 30, 2011.  At December 31, 2010, the fair value and the carrying value of its total long-term debt, including the current portion, were $611.2 million and $606.5 million, respectively. The terms on existing variable rate debt, including commercial paper, approximate current market conditions; therefore, the fair values of these instruments approximates their carrying values.

On April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate based upon three month LIBOR for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the consolidated statements of operations.

On June 24, 2011 the Company entered into a T-Lock which expires September 23, 2011, to hedge the base rate interest variability exposure of the Company’s planned ten year bond issuance.  The T-Lock will result in an effective base interest yield of 3.02% plus market spread and fees at issuance on a notional amount of $500.0 million.  The derivative is designated as a cash flow hedge of interest rate risk.  The T-Lock will be cash settled when the Company issues bonds, with the fair value being recognized as an asset (currently an asset) and an offsetting position in AOCI.  As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.

On July 27, 2011, the Company entered into a new Credit Agreement to replace the 2010 Revolving Credit Agreement dated May 7, 2010, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013.  The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. In connection with this transaction, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the 2010 Revolving Credit Agreement.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery.  The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims.  The class that was certified is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures.  The Company filed a motion for decertification of the class and this motion was granted.  Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals reversed the decertification decision of the trial Court.  The case has been remanded to and is pending in the San Francisco County Court and the plaintiffs have filed a Motion to redefine the class to include non-surgical periodontal use.  The Company has not yet responded to this Motion.

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

On November 21, 2008, Guidance Endodontics LLC filed a complaint in the U.S. District Court of New Mexico asserting claims against DENTSPLY arising principally out of a breach of a manufacturing and supply contract between the parties.  Prior to trial, Guidance had claimed its damages were $1.2 million.  The case went to trial in late September and early October 2009. On October 9, 2009, a jury returned a verdict against DENTSPLY, in the amount of approximately $4.0 million for past and future compensatory damages and $40.0 million in punitive damages.  In April 2010, the District Court Judge formally entered the verdict that was reached in October 2009.  The Company believes that this decision is not supported by the facts in the case or the applicable law and is pursuing available options to challenge it.  The Company filed a number of separate post-trial motions with the District Court to overturn various aspects of the verdict, including the punitive and future damages, or in the alternative to be granted a new trial, because of the inappropriateness of such verdicts.  The Court has denied the Company’s post-trial motions on which it has ruled other than the Company’s Motion for Remittitur of Punitive Damages or a New Trial.

On May 9, 2011, the Court largely granted the Company’s Remittitur Motion.  In the ruling, the Judge reduced the total punitive damages award to $4.08 million, a Remittitur of approximately $36.0 million.  After the ruling on Remittitur, Guidance filed a Motion asking the Judge to make the remitted award unconditional in order to be able to immediately appeal the Judge’s Remittitur ruling.  The Company has opposed this Motion by Guidance.  If the Court denies Guidance’s Motion, then under the Court’s Order on the Remittitur, Guidance would be required to choose either to accept the remitted award or take a new trial on all issues.  At this time, it is uncertain whether there will be a new trial.  Also, the Company retains its rights to challenge aspects of the verdict on appeal to the 10th Circuit Court of Appeals.

As of June 30, 2011, a reasonable estimate of a possible range of losses related to the above litigation cannot be made. DENTSPLY does not believe the outcome of any of these matters will have a material adverse effect on its financial position.  In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

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

OVERVIEW

Quarter Highlights

•
Record Revenues – The Company achieved record net sales and net sales excluding precious metal content despite significant headwinds from reduced Orthodontic product sales.  Favorably impacting the sales were positive internal growth excluding the orthodontic businesses, beneficial foreign exchange rates due to a weaker U.S. dollar and recent acquisitions.

•
Astra Tech AB Acquisition Announcement – The Company announced it has entered into a definitive agreement to purchase Astra Tech AB (“Astra Tech”), a subsidiary of AstraZeneca, for approximately $1.8 billion.  Astra Tech is a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments.  Astra Tech recorded approximately $535 million in worldwide revenue in 2010.  The Company expects the acquisition to close by December 31, 2011.

•
Orthodontic/Japan Update – Late in the quarter, the Company began receiving limited orthodontic products from the Japanese supplier impacted by the natural disaster in March 2011.  However, the quarter was significantly impacted by the lack of product and, as a result, orthodontic sales were substantially curtailed.  The Company expects the supply disruption to continue into the next two quarters.   While the Company expects limited shipments of certain orthodontic products from the Japanese supplier during the rest of 2011, a full return to manufacturing capacity is not expected until 2012 and the impact of the supply disruption is expected to increase in the coming two quarters as the Company has depleted its existing stocks of these products.

Company Profile

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

Dental specialty products are specialized treatment products used within the dental office and laboratory settings.  DENTSPLY’s products within this category include endodontic instruments and materials, implants and related products, bone grafting materials, 3D digital implantology, dental lasers and orthodontic appliances and accessories.

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

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range for the remainder of 2011 primarily due to the impact of the natural disaster in Japan and the slower growth in the global economy.  Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets or the general dental market will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

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

Impact of the Natural Disaster in Japan

On March 11, 2011, the country of Japan experienced an unprecedented natural disaster.  The Company’s employees are safe and its facilities and offices located throughout Japan experienced only minor physical damage.  However, logistics, energy availability, and other physical and emotional factors are impacting many areas in Japan even outside of the evacuation zone.

The Company’s net sales in Japan represent approximately 4% of the Company’s consolidated 2010 net sales, excluding precious metal content, and are reported as part of the “France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses” operating segment. The near-term economic conditions in Japan have been negatively impacted by the physical and economic complications of the disaster.  These factors are resulting in lower demand for dental products and we expect this impact will continue over the next few quarters, especially for aesthetic or deferrable dental treatments.

With the exception of one key supplier noted below, the Company’s product suppliers within Japan, who were damaged or were otherwise impacted by the disaster, are not expected to have a significant negative impact on the Company’s sales or operations as most have instituted alternative production and supply plans.  One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s consolidated annual net sales, excluding precious metal content, was located within the evacuation zone in Japan and is in the process of relocating its operations to a location outside of the evacuation zone.  While the supplier has resumed delivery of a very limited selection of products in small quantities, the Company does not expect them to return to normal supply levels until the first half 2012.  Also during the second quarter of 2011, to help mitigate the supply disruption, the Company has made temporary arrangements for alternative supply of certain products and has initiated certain restructuring plans to manage the cost structure of the orthodontic business.  The Company expects that these restructuring plans, along with alternative supply arrangements, will help mitigate some of the expected negative impacts from the shortage of supply; however, there can be no assurance as to the extent of such mitigation.

The orthodontic products impacted by this situation are primarily sold and reported as part of the “Canada/Latin America/Endodontics/Orthodontics” operating segment.  Given that the Company does not manufacture these products, generally, the operating margins are lower than the Company’s overall operating margins.

The natural disaster had a minimal impact on the Company’s operating results for the first quarter of 2011, due in part to the timing of the event late in the quarter.  During the second quarter the Company experienced a substantial sell-out of available product from the Japanese supplier.  The impact on the Company’s operating results for the second quarter of 2011 was approximately $0.03 per share and is expected to be roughly double that amount in each quarter of the back half of 2011 as inventory levels and product availability diminishes.  The Company’s estimate of the potential negative impact is based on assumptions regarding the timing and sourcing of alternative supply, the timing and success of the key supplier’s resumption of operations at an alternative site, the ability to successfully reduce the cost structure of the business during the supply disruption, customer acceptance of alternatively supplied products, and the Company’s ability to achieve success in its sales and marketing strategies once supply resumes.

Based on current estimates and the results of the Company’s annual goodwill impairment testing, the Company does not believe that an impairment of goodwill or intangible assets has occurred.  The Company will continue to closely monitor this situation.  Every effort will be made to respond with a focus on minimizing the loss of customers and operating margins, and positioning the Company for continued leadership within the orthodontic market.

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

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year's data in order to conform to current year presentation.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2011 COMPARED TO QUARTER ENDED JUNE 30, 2010

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

	Three Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Net sales	$609.4	$565.1	$44.3	7.8%
Less: precious metal content of sales	45.4	46.3	(0.9)	(1.9)%
Net sales, excluding precious metal content	$564.0	$518.8	$45.2	8.7%

Net sales, excluding precious metal content, for the three months ended June 30, 2011 was $564.0 million, an increase of 8.7% over the second quarter of 2010.  The change in net sales, excluding precious metal content, was primarily a result of the impact of currency translation of 7.8%, and positively impacted by constant currency growth of 0.9%.  Internal growth was flat and was negatively impacted by the Japan natural disaster as previously discussed.  Excluding the Japanese market and Orthodontic businesses, internal growth was 3.4%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

	Three Months Ended June 30, 2011
	United		All Other
	States	Europe	Regions	Worldwide
Internal sales growth	(0.9)%	(0.3)%	2.3%	0.1%
Acquisition sales growth	0.3%	0.8%	2.0%	0.8%
Constant currency sales growth	(0.6)%	0.5%	4.3%	0.9%
Adjusted internal sales growth (a)	2.2%	1.8%	9.2%	3.4%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, decreased by 0.6% for the second quarter of 2011 compared to the second quarter of 2010 on a constant currency basis, including 0.3% of acquisition growth. The negative 0.9% internal growth rate was primarily due to reduced sales in the orthodontic business as discussed in the Overview.  Excluding the orthodontic business, the internal growth rate in the U.S. was a positive 2.2%.  This adjusted internal growth rate was a result of growth in the dental consumable, dental specialty and non-dental products, partially offset by lower sales in the dental laboratory products.

Europe

Net sales, excluding precious metal content, increased by 0.5% in the second quarter of 2011 on a constant currency basis, including 0.8% of acquisition growth.  Excluding the orthodontic business, the internal growth was a positive 1.8% and was the result of increased specialty product sales and growth in non-dental products.  Partially offsetting these growth areas was lower volumes in precious metal alloy products as a result of record high gold prices.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 4.3% on a constant currency basis, which includes 2.3% of internal growth.  Excluding the Japanese market and orthodontic business, the resulting internal growth was a positive 9.2%.  This adjusted internal growth was led by growth in dental specialty products, due to recent product launches, as well as growth in the dental consumable products, partially offset by decreased sales in the dental laboratory and non-dental products.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Gross profit	$314.9	$287.6	$27.3	9.5%
Gross profit as a percentage of net sales, including precious metal content	51.7%	50.9%
Gross profit as a percentage of net sales, excluding precious metal content	55.8%	55.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 0.4 percentage points for the three months ended June 30, 2011 compared to the same period in 2010.  The increase was primarily the result of product price increases, favorable foreign currency movements, and the reduction in excess and obsolete inventory reserves due to the improved management of inventory, partially offset by unfavorable product mix and manufacturing cost increases.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Selling, general and administrative expenses (“SG&A”)	$211.0	$182.4	$28.6	15.7%
Restructuring and other costs	$6.9	$0.2	$6.7	NM

SG&A as a percentage of net sales, including precious metal content	34.6%	32.3%
SG&A as a percentage of net sales, excluding precious metal content	37.4%	35.2%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the second quarter of 2011 by 2.2 percentage points when compared to the second quarter of 2010. Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily the result of higher expenses due to costs associated with supporting the Company’s Orthodontic business during this period of lower sales activity (also referred to hereafter as “Orthodontic business continuity costs”), increased costs supporting new product launches, increased employee costs to support growth initiatives and costs related to the biennial U.S. implant symposium.

Restructuring and Other Costs

During the three months ended June 30, 2011, the Company recorded restructuring and other costs of $6.9 million.  These costs were related to expenses associated with the acquisition of Astra Tech for $6.0 million and restructuring costs primarily related to the orthodontic business.   In the same period of 2010, the Company incurred costs of $0.2 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses

	Three Months Ended
	June 30,
(in millions)	2011	2010	Change
Net interest expense	$3.1	$5.9	$(2.8)
Other expense (income), net	1.4	0.7	0.7
Net interest and other expense	$4.5	$6.6	$(2.1)

Net Interest Expense

Net interest expense for the three months ended June 30, 2011 was $2.8 million lower compared to the three months ended June 30, 2010. The reduction is primarily related to a $2.5 million reduction to interest expense due to the year over year change in the fair value credit risk adjustment on derivatives.  In addition, interest expense increased by $1.3 million primarily resulting from a higher average negative interest differential spread on the Company’s cross currency swaps.  Interest income increased $1.6 million as the Company had higher average investment balances, and earned higher average interest rates in 2011 compared with 2010.

Other Expense (Income), Net

Other expense (income), net in the three months ended June 30, 2011 was $1.4 million, including $0.8 million of currency transaction losses and $0.6 million of non-operating expenses.  Other expense (income), net for the same period of 2010 included $1.3 million of currency transaction losses and $0.6 million of other non-operating income.

Income Taxes and Net Income

	Three Months Ended
	June 30,
(in millions, except per share data)	2011	2010	$ Change

Effective income tax rates	19.4%	25.5%

Equity in net loss of unconsolidated affiliated company	$0.9	$-	$0.9

Net income attributable to noncontrolling interests	$1.2	$1.0	$0.2

Net income attributable to DENTSPLY International	$74.2	$72.4	$1.8

Earnings per common share - diluted	$0.52	$0.49

Provision for Income Taxes

The Company’s effective income tax rates for the second quarter of 2011 and 2010 were 19.4% and 25.5%, respectively.  The effective tax rate for the second quarter of 2011 was favorably impacted by the Company’s change in assumptions surrounding the repatriation of foreign earnings into the United States, and reflects a reduction of repatriated earnings in anticipation of the Astra Tech acquisition, as well as an improvement from the mix of consolidated earnings.

The Company’s effective income tax rate for 2011 included the impact of acquisition related activity, restructuring and other costs, income related to a credit risk adjustment on outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $6.7 million and $1.7 million, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $1.4 million and $0.1 million, respectively.

Equity in net income of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation resulted in income of $0.9 million on an after-tax basis for the three months ended June 30, 2011.  The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY, offset partially by the expensing of inventory step-up related to the purchase price adjustment at acquisition.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by changes in the DIO share price.  The impact of changes in the DIO share price on the fair value adjustment and the Company’s portion of DIO’s net income for the three months ended June 30, 2011 is income of approximately $1.2 million.  The impact from expensing the inventory step-up was approximately $0.4 million to DENTSPLY’s portion of DIO’s net income for the period.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) acquisition related costs and the expensing of purchase price adjustments at an unconsolidated affiliated company, (2) restructuring and other costs, (3) Orthodontic business continuity costs, (4) certain fair value adjustment at an unconsolidated affiliated company, (5) income related to credit risk adjustments, and (6) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

	Three Months Ended
	June 30, 2011
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$74,236	$0.52
Acquisition related activities, net of tax	6,164	0.04
Restructuring and other costs, net of tax	591	0.01
Orthodontics business continuity costs, net of tax	442	0.01
Gain on fair value adjustments at an unconsolidated affliliated company	(1,181)	(0.01)
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Income tax related adjustments	(977)	(0.01)
Adjusted non-US GAAP earnings	$78,492	$0.55

	Three Months Ended
	June 30, 2010
	Income	Per Diluted
(in thousands)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$72,386	$0.49
Credit risk adjustment to outstanding derivatives, net of tax	732	-
Restructuring and other costs, net of tax and noncontrolling interests	219	-
Income tax related adjustments	571	-
Rounding	-	0.01
Adjusted non-US GAAP earnings	$73,908	$0.50

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

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$151.5	$137.2	$14.3	10.4%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$129.4	$112.0	$17.4	15.5%

Canada/Latin America/Endodontics/Orthodontics	$175.7	$170.0	$5.7	3.4%

Dental Laboratory Business/Implants/Non-Dental	$109.0	$100.3	$8.7	8.7%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$53.7	$49.7	$4.0	8.1%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$3.9	$5.5	$(1.6)	(29.1)%

Canada/Latin America/Endodontics/Orthodontics	$50.1	$49.1	$1.0	2.0%

Dental Laboratory Business/Implants/Non-Dental	$21.9	$22.5	$(0.6)	(2.7)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $14.3 million, or 10.4%, during the three months ended June 30, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 6.1% which was the result of increased demand in all geographies.

Operating income increased $4.0 million during the three months ended June 30, 2011 compared to 2010.  The increase was primarily attributable to an increase in gross profit of $7.2 million, which was the result of increased sales and favorable foreign currency translation.  This was partially offset by an increase in the selling, general and administrative expenses within the segment of $3.2 million, primarily due to foreign currency translation.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $17.4 million, or 15.5%, during the three months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 3.3% when compared to the same period in 2010.  The majority of this growth was in the Pacific Rim businesses, excluding Japan, as well as CIS, Middle East, Africa, and Italy.  Excluding the Japanese market, the segment’s constant currency growth was 5.3%.

Operating income decreased $1.6 million during the three months ended June 30, 2011 compared to 2010, primarily related to a $7.3 million increase in SG&A expenses, which included new product launch costs, unfavorable foreign currency translation and higher employee costs to support growth initiatives, partially offset by a $5.7 million increase in gross profit due to favorable foreign currency translation and higher sales.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $5.7 million, or 3.4%, during the three months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, decreased 3.7% when compared to the same period in 2010.  Net sales, excluding precious metal content, were negatively impacted by the Orthodontic business’s sales reduction as discussed in the Overview.  Excluding the Orthodontic business, the segment’s constant currency growth rate was 4.6%.  This adjusted growth rate was primarily the result of growth in the Endodontic business as well as Latin America.

Operating income increased $1.0 million during the three months ended June 30, 2011 compared to 2010.  Gross profit for the segment increased $7.1 million due to favorable impacts from foreign currency translation partially offset by reduced profits due to lower sales in the Orthodontic business.  SG&A expenses increased by $6.1 million due to unfavorable impacts from foreign currency translation, costs incurred to support new product launches and the Company’s Orthodontic business continuity costs during this period of lower sales activity.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased $8.7 million, or 8.7%, during the three months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, were flat.  Growth in the segment’s Implants and Non-dental businesses were offset by reduced sales in the Dental Laboratory business.

Operating income for the three months ended June 30, 2011 decreased $0.6 million compared to 2010 primarily attributable to reduced sales and unfavorable product mix in the Dental Laboratory business.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Six Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Net sales	$1,179.9	$1,111.0	$68.9	6.2%
Less: precious metal content of sales	88.9	94.8	(5.9)	(6.2)%
Net sales, excluding precious metal content	$1,091.0	$1,016.2	$74.8	7.4%

Net sales, excluding precious metal content, for the six months ended June 30, 2011 was $1,091.0 million, an increase of 7.4% over the same period of 2010.  The change in net sales, excluding precious metal content, was the result of currency translation of 4.7% and constant currency growth of 2.7%.  The constant currency sales growth included internal growth of 1.9%.  Excluding the Japanese market and the Orthodontic business, the internal growth rate was 4.0%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

	Six Months Ended June 30, 2011
	United		All Other
	States	Europe	Regions	Worldwide
Internal sales growth	-	1.9%	5.1%	2.0%
Acquisition sales growth	0.2%	0.9%	1.9%	0.7%
Constant currency sales growth	0.2%	2.8%	7.0%	2.7%
Adjusted internal sales growth (a)	2.1%	2.9%	10.5%	4.0%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 0.2% for the six months ended June 30, 2011 compared to the same period of 2010 on a constant currency basis, including flat internal growth.  Excluding the Orthodontic business, the internal growth rate was 2.1%, due primarily to increases in dental consumable, dental specialty, and non-dental product sales, offset partially by decreased dental laboratory product sales.

Europe

Net sales, excluding precious metal content, increased by 2.8% for the six months ended June 30, 2011 on a constant currency basis, including 1.9% of internal growth.  Excluding the Orthodontic business, the internal growth rate was 2.9% and was primarily driven by growth in the dental specialty, along with growth in the dental consumable and non-dental products and growth in the CIS markets.  The increases in sales were partially offset by lower volumes in precious metal alloy products as a result of record high gold prices.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 7.0% on a constant currency basis, which includes 5.1% of internal growth.  Excluding the Japanese market and Orthodontic business, internal growth was 10.5%, driven primarily by growth in dental specialty and dental consumable products, partially offset by lower sales in dental laboratory products.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Gross profit	$614.8	$569.6	$45.2	7.9%
Gross profit as a percentage of net sales, including precious metal content	52.1%	51.3%
Gross profit as a percentage of net sales, excluding precious metal content	56.4%	56.1%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 0.3 percentage points for the six months ended June 30, 2011 compared to the same period in 2010.  The increase was primarily the result of product price increases and the reduction in excess and obsolete inventory reserves due to the improved management of inventory, partially offset by unfavorable product mix and manufacturing cost increases.

Operating Expenses
	Six Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change
Selling, general and administrative expenses ("SG&A")	$411.8	$370.4	$41.4	11.2%
Restructuring and other costs, net	$7.5	$4.9	$2.6	NM

SG&A as a percentage of net sales, including precious metal content	34.9%	33.3%
SG&A as a percentage of net sales, excluding precious metal content	37.7%	36.5%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased for the six months ended June 30, 2011 by 1.2 percentage points when compared to the same period of 2010. Increased expenses over prior year were the result of the Company’s Orthodontic business continuity costs, costs supporting new product launches, employee costs to support growth initiatives and biennial dental trade shows.

Restructuring and Other Costs

During the six months ended June 30, 2011, the Company recorded restructuring and other costs of $7.5 million.  These costs were related to expenses associated with the acquisition of Astra Tech for $6.0 million and restructuring costs primarily related to the orthodontic business.  In the same period of 2010, the Company incurred costs of $4.9 million primarily related to legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses
	Six Months Ended
	June 30,
(in millions)	2011	2010	Change
Net interest expense	$7.7	$10.8	$(3.1)
Other expense, net	1.5	1.7	(0.2)
Net interest and other expense	$9.2	$12.5	$(3.3)

Net Interest Expense

Net interest expense for the six months ended June 30, 2011 was $3.1 million lower compared to the six months ended June 30, 2010. The reduction includes a $2.5 million reduction to interest expense due to the year over year change in the fair value credit risk adjustment on derivatives.  In addition, interest expense increased by $1.0 million due to higher average debt balances, offset by lower average interest rates.  Higher average negative interest differential spread on the Company’s cross currency swaps contributed $0.9 million in additional interest expense versus the prior year.  Interest income increased $2.5 million as the Company had higher average investment balances, and earned higher average interest rates in 2011 compared to 2010.

Other Expense (Income), Net

Other expense (income), net in the six months ended June 30, 2011 was $1.5 million, including $0.8 million of currency transaction losses and $0.7 million of non-operating expenses.  Other expense (income), net for the same period of 2010 included $1.9 million of currency transaction losses and $0.2 million of other non-operating income.

Income Taxes and Net Income

	Six Months Ended
	June 30,
(in millions, except per share data)	2011	2010	$ Change

Effective income tax rates	22.4%	25.5%

Equity in net loss of unconsolidated affiliated company	$0.1	$-	$0.1

Net income attributable to noncontrolling interests	$1.5	$1.3	$0.2

Net income attributable to DENTSPLY International	$143.3	$134.2	$9.1

Earnings per common share - diluted	$1.00	$0.91

Provision for Income Taxes

The Company’s effective income tax rates for the first six months of 2011 and 2010 were 22.4% and 25.5%, respectively.  The effective tax rate for 2011 is favorably impacted by the Company’s change in assumptions surrounding the repatriation of foreign earnings into the United States, resulting from a reduction of repatriated earnings in anticipation of the Astra Tech acquisition, as well as an improvement from the mix of consolidated earnings.

The Company’s effective income tax rate for 2011 included the impact of acquisition related activity, restructuring and other costs, income related to a credit risk adjustment on outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $7.3 million and $1.7 million, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $6.6 million and $1.4 million, respectively.

Equity in net income of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation resulted in income of $0.1 million on an after-tax basis for the six months ended June 30, 2011.  The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY, offset partially by the expensing of inventory step-up related to the purchase price adjustment at acquisition.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by the changing DIO share price.  The impact of the changing DIO share price on the fair value adjustment and the Company’s portion of DIO’s net income for the six months ended June 30, 2011 is income of approximately $0.3 million.  The impact from expensing the inventory step-up was approximately $0.4 million to DENTSPLY’s portion of DIO’s net income for the period.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding (1) acquisition related costs and expensing of purchase price adjustments at an unconsolidated affiliated company, (2) restructuring and other costs, (3) Orthodontic business continuity costs, (4) certain fair value adjustment at an unconsolidated affiliated company, (5) income related to credit risk adjustments, and (6) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.

	Six Months Ended
	June 30, 2011
	Income	Per Diluted
(in thousands)	(Expense)	Common Share
Net income attributable to DENTSPLY International	$143,320	$1.00
Acquisition related activities, net of tax	6,241	0.05
Restructuring and other costs, net of tax	874	0.01
Orthodontics business continuity costs, net of tax	442	-
Gain on fair value adjustments at an unconsolidated affliliated company	(260)	-
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Income tax related adjustments	(781)	(0.01)
Adjusted non-US GAAP earnings	$149,053	$1.04

	Six Months Ended
	June 30, 2010
	Income	Per Diluted
(in thousands)	(Expense)	Common Share
Net income attributable to DENTSPLY International	$134,229	$0.91
Restructuring and other costs, net of tax and noncontrolling interests	3,010	0.02
Credit risk adjustment to outstanding derivatives, net of tax	732	-
Acquisition related activities, net of tax and noncontrolling interests	388	-
Income tax related adjustments	1,007	0.01
Adjusted non-US GAAP earnings	$139,366	$0.94

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

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$292.6	$272.2	$20.4	7.5%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$244.0	$214.1	$29.9	14.0%

Canada/Latin America/Endodontics/Orthodontics	$341.8	$326.0	$15.8	4.8%

Dental Laboratory Business/Implants/Non-Dental	$215.3	$205.6	$9.7	4.7%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$100.0	$94.5	$5.5	5.8%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$3.3	$5.4	$(2.1)	(38.9)%

Canada/Latin America/Endodontics/Orthodontics	$99.9	$97.2	$2.7	2.8%

Dental Laboratory Business/Implants/Non-Dental	$45.8	$45.0	$0.8	1.8%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $20.4 million, or 7.5%, during the six months ended June 30, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 5.4% which was primarily driven by increased demand in most geographies.

Operating income increased $5.5 million during the six months ended June 30, 2011 compared to 2010.  The increase was primarily attributable to an increase in gross profit of $9.9 million, which was the result of increased sales and favorable foreign currency translation.  This was partially offset by an increase in the selling, general and administrative expenses within the segment of $4.4 million, primarily due to increased selling expenses and unfavorable foreign currency translation.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $29.9 million, or 14.0%, during the six months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 6.1% when compared to the same period in 2010.  The majority of this growth was in the CIS, Middle East, Africa, and Asia.  Excluding the Japanese market, constant currency growth for the segment was 7.8%.

Operating income decreased $2.1 million during the six months ended June 30, 2011 compared to 2010, primarily related to a $10.1 million increase in SG&A expenses, which included unfavorable foreign currency translation and higher employee costs to support growth initiatives, partially offset by a $8.0 million increase in gross profit due to favorable foreign currency translation and higher sales.

Canada/Latin America/Endodontics/Orthodontics

Net sales, excluding precious metal content, increased $15.8 million, or 4.8%, during the six months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, decreased 0.1% when compared to the same period in 2010.  Excluding the Orthodontic business, the constant currency growth rate was 4.5% and was positively impacted by growth in Latin America and non-dental product sales, as well as endodontic product launches.

Operating income increased $2.7 million during the six months ended June 30, 2011 compared to 2010.  The increase was attributable to an increase in gross profit of $14.2 million, which was primarily the result of net favorable currency impacts, partially offset by lower sales of orthodontic products.  Partially offsetting the gross profit increase were increased expenses of $11.4 million, which included the Company’s Orthodontic business continuity costs, costs related to product launches and the biennial U. S. dental implant symposium.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased $9.7 million, or 4.7%, during the six months ended June 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 0.5% when compared to the same period in 2010 due to increased demand in dental implant and non-dental products and $4.0 million contributed by acquisitions, partially offset by a decrease in dental laboratory products.

Operating income for the six months ended June 30, 2011 increased $0.8 million compared to 2010 attributable to $9.0 million increase in gross profit, primarily due to increased sales in the dental implant business as well as favorable foreign currency translation.  Partially offsetting this increase in gross profit was an increase in expenses of $8.2 million in 2011 primarily due to higher selling expenses and a reduction in bad debt expense in the prior year due to favorable collection efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2011

Cash flow from operating activities during the six months ended June 30, 2011 was $165.0 million compared to $150.5 million during the six months ended June 30, 2010. Net income increased by $9.3 million to $144.9 million.  Working capital improvements were offset by an increase in non-cash items resulting in an additional year-over-year improvement in cash from operations of $5.2 million.  On a constant currency basis, increases in accrued taxes and accounts payable and a slightly lower inventory level were offset by higher accounts receivable.   On a constant currency basis, as of June 30, 2011, reported days for inventory increased by 4 days to 104 days and accounts receivable increased by 5 days to 59 days, respectively, as compared to December 31, 2010.

Investing activities during the first six months of 2011 include capital expenditures of $25.3 million.  The Company expects that capital expenditures will be approximately $70.0 million for the full year 2011.  The acquisition related activity for the six months ended June 30, 2011 of $38.3 million was related to five acquisitions and two earn-out payments made on acquisitions that were completed prior to 2011.

At June 30, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2.2 million shares for $79.5 million during the first six months of 2011 at an average price of $36.35.  As of June 30, 2011, the Company held 21.5 million shares of treasury stock.  The Company also received proceeds of $34.0 million as a result of the exercise of 1.5 million of stock options during the six months ended June 30, 2011. The Company’s first priority for the use of its strong balance sheet is acquisitions; however, it may also from time to time repurchase its own shares in the open market.

The Company’s long-term borrowings increased by a net of $50.9 million during the six months ended June 30, 2011. This change included net borrowings of $35.9 million during the first six months and an increase of $9.3 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2011, the Company’s ratio of long-term debt to total capitalization decreased to 24.0% compared to 24.1% at December 31, 2010.  Also in that same period, the Company’s cash and cash equivalents have increased from $540.0 million to $671.7 million.

Under its multi-currency revolving credit agreement, the Company is able to borrow up to $200.0 million through May 7, 2013.  This facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2011, the Company was in compliance with these covenants. The Company also has available an aggregate $200.0 million under a U.S. dollar commercial paper facility. The multi-currency revolving credit facility serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $200.0 million.  At June 30, 2011 outstanding borrowings were $161.9 million under the multi-currency revolving facility.

On July 27, 2011, the Company entered into a new Credit Agreement to replace the 2010 Revolving Credit Agreement dated May 7, 2010, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013.  The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. In connection with this transaction, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the 2010 Revolving Credit Agreement.

In addition to the Facility noted above, the Company received firm commitments from a syndication of lenders to finance the Astra Tech acquisition through (i) a $1.0 billion bridge loan facility and (ii) a 364 day $ 250.0 million U.S. dollar revolving credit facility.  The bridge loan facility is a temporary funding commitment and is anticipated to be replaced with publicly issued bonds totaling $1.0 billion prior to the closing of the Astra Tech acquisition.  The $250.0 million U.S. dollar revolver will back stop additional commercial paper issuance.  As a consequence of these increased financing facilities, the Company anticipates increasing its U.S. Dollar Commercial Paper facility to $500.0 million during the third quarter of 2011.

The Company also has access to $72.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2011, the Company had $6.0 million outstanding under these short-term lines of credit.  At June 30, 2011, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $104.9 million.

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% associated with the Company’s U.S. dollar denominated Note to variable rate based upon three month LIBOR for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company carries the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.

On June 24, 2011 the Company entered into a Treasury Rate Lock (“T-Lock”) transaction to hedge the base interest rate variability exposure on a planned ten year bond issuance in anticipation of the Astra Tech acquisition.  The T-Lock will result in an effective base interest yield of 3.02% plus market spread and fees at issuance on a notional amount of $500 million.

At June 30, 2011, the Company held $128.4 million of precious metals on consignment from several financial institutions.  The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

Except for the Facility, interest rate swaps and T-Lock discussed above and in Note 10, Financial Instruments and Derivatives, of the Notes to Unaudited Interim Consolidated Financial Statements, there have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2010.

As of June 30, 2011, the majority of the Company’s cash and cash equivalents were held outside of the United States.  Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U. S. federal income tax, less applicable foreign tax credits.  Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations.  Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s consolidated net sales, excluding precious metal content, is located in the evacuation zone in Japan.  While there appears to be only minor damage to the supplier’s facility, the Company is unable to ascertain when a resumption of normal supply will occur. Although the Company is actively seeking alternative sources of supply there is no assurance that the Company’s customers will convert to such alternate products or sources; nor is there any assurance that customers who turn to other sources of products during the Company’s period of product shortages will return to the Company’s products once the Company’s key supplier has resumed production and/or the Company has secured an acceptable alternative source of supply.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June 30, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended June 30, 2011, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

April 1-30, 2011	157.8	$36.89	$5,821.3	12,109.4
May 1-31, 2011	-	-	-	12,469.1
June 1-30, 2011	-	-	-	12,491.7
	157.8	$36.89	$5,821.3

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 5(a) – Other Information

Entry into a material definitive agreement and creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of the registrant

On July 27, 2011, the Company announced that it has entered into a Credit Agreement, dated July 27, 2011 (the “Credit Agreement”), by and among the Company, the subsidiary borrowers party thereto (the “Subsidiary Borrowers”, and collectively with the Company, the “Borrowers”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Citigroup Global Markets Inc., the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, N.A., as co-documentation agents, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint bookrunners and joint lead arrangers.

The Credit Agreement provides for a new five-year, $500.0 million multi-currency revolving credit facility (the “Facility”) to provide working capital from time to time for the Borrowers and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.

The Credit Agreement contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.

The Credit Agreement contains representations and warranties by the Company. These representations and warranties were made solely for the benefit of the other parties to the Credit Agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the Credit Agreement by disclosures that were made to the other parties in connection with the negotiation of the Credit Agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws, and (iv) were made only as of the date of the Credit Agreement or such other date or dates as may be specified in the Credit Agreement.

Certain of the parties to under the Credit Agreement and their affiliates have performed and/or may in the future perform various commercial banking, investment banking and other financial advisory services for the Company and its affiliates for which they have received and/or will receive customary fees and expenses.

A copy of the Credit Agreement is filed as Exhibit 4.6 to this Form 10-Q and is incorporated by reference herein. This description of the material terms of the Credit Agreement is qualified in its entirety by reference to such exhibit.

Termination of a material definitive agreement

In connection with the transaction described above, on July 27, 2011, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the Revolving Credit Agreement, dated May 7, 2010 (the “2010 Credit Agreement”), by and among the Company, the subsidiary borrowers named therein, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, Citibank, N.A., Bank of Tokyo-Mitsubishi UFJ Trust Company and Commerzbank AG, New York and Grand Cayman branches, as co-documentation agents, and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers. The 2010 Credit Agreement provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013.

Certain of the parties to the 2010 Credit Agreement and their affiliates have performed various commercial banking, investment banking and other financial advisory services for the Company and its affiliates for which they have received customary fees and expenses.

A copy of the 2010 Credit Agreement is filed as Exhibit 4.3 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 18, 2011, and is incorporated by reference herein. This description of the material terms of the 2010 Credit Agreement is qualified in its entirety by reference to such exhibit.

Item 5(b) Submission of Matters to a Vote of Security Holders.

In the proxy statement that DENTSPLY International Inc.  (the “Company”) provided to shareholders in connection with the Company’s 2011 annual shareholder’s  meeting (the “Annual Meeting”), the Company’s Board of Directors recommended a non-binding advisory vote for every three years as the frequency for voting on the compensation of the Company’s Named Executive Officers. Say-on-pay votes are disclosed in the Company’s proxy statements, and are required under Section 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

At the Annual Meeting on May 25, 2011, approximately 76% of the shares voting on the matter voted in favor of an annual frequency for say-on-pay votes. On July 27, 2011, the Company’s Board of Directors approved an annual frequency for future say-on-pay votes. As a result, the Company expects that a say-on-pay vote will be held each year through 2017, when the next shareholder vote on the frequency of say-on-pay votes is required under the Exchange Act.

The results of the shareholder votes at the Annual meeting were disclosed by the Company on a Current Report on Form 8-K filed on May 27, 2011 (the “Original Report”). This Item 5(b) on Form 10-Q updates the Original Report solely for the purpose of disclosing the Company’s decision on the frequency of future say-on-pay votes.

Item 6 - Exhibits

Exhibit Number	Description
4.6
Credit Agreement, dated as of July 27, 2011, by and among DENTSPLY International Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Citigroup Global Markets Inc., Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, N.A., as co-documentation agents, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as joint bookrunners and joint lead arrangers.

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

                              DENTSPLY International Inc.

/s/	Bret W. Wise	July 28, 2011
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	July 28, 2011
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer