Form 10-Q
period 2011-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2011-11-07
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 28, 2011, DENTSPLY International Inc. had 141,556,103 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$619,759	$541,815	$1,799,705	$1,652,845
Cost of products sold	322,111	269,001	887,222	810,399

Gross profit	297,648	272,814	912,483	842,446
Selling, general and administrative expenses	231,493	182,057	643,244	552,474
Restructuring and other costs	26,353	338	33,849	5,261

Operating income	39,802	90,419	235,390	284,711

Other income and expenses:
Interest expense	16,062	5,999	27,975	18,406
Interest income	(2,418)	(1,268)	(6,676)	(2,883)
Other expense (income), net	7,182	585	8,686	2,252

Income before income taxes	18,976	85,103	205,405	266,936
(Benefit) provision for income taxes	(40,627)	21,288	1,042	67,585
Equity in net income of unconsolidated affiliated company	1,597	-	1,690	-

Net income	61,200	63,815	206,053	199,351
Less: Net income attributable to noncontrolling interests	603	162	2,136	1,470

Net income attributable to DENTSPLY International	$60,597	$63,653	$203,917	$197,881

Earnings per common share:
Basic	$0.43	$0.45	$1.44	$1.37
Diluted	$0.42	$0.44	$1.42	$1.35

Weighted average common shares outstanding:
Basic	141,349	142,501	141,337	144,670
Diluted	143,395	144,063	143,578	146,679

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$81,866	$540,038
Accounts and notes receivables-trade, net	475,947	344,796
Inventories, net	391,528	308,738
Prepaid expenses and other current assets	140,264	121,473

Total Current Assets	1,089,605	1,315,045

Property, plant and equipment, net	569,853	423,105
Identifiable intangible assets, net	808,038	78,743
Goodwill, net	2,208,906	1,303,055
Other noncurrent assets, net	157,309	138,003

Total Assets	$4,833,711	$3,257,951

Liabilities and Equity
Current Liabilities:
Accounts payable	$133,200	$114,479
Accrued liabilities	323,141	224,745
Income taxes payable	10,775	13,113
Notes payable and current portion of long-term debt	45,573	7,754

Total Current Liabilities	512,689	360,091

Long-term debt	1,793,979	604,015
Deferred income taxes	242,162	72,489
Other noncurrent liabilities	394,467	311,444

Total Liabilities	2,943,297	1,348,039

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	-	-
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2011 and December 31, 2010	1,628	1,628
Capital in excess of par value	231,825	204,902
Retained earnings	2,502,945	2,320,350
Accumulated other comprehensive (loss) income	(146,683)	24,156
Treasury stock, at cost, 21.4 million shares at September 30, 2011 and 21.0 million shares at December 31, 2010	(736,023)	(711,650)
Total DENTSPLY International Equity	1,853,692	1,839,386

Noncontrolling interests	36,722	70,526

Total Equity	1,890,414	1,909,912

Total Liabilities and Equity	$4,833,711	$3,257,951

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:

Net income	$206,053	$199,351

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,058	43,022
Amortization	16,830	7,097
Deferred income taxes	(28,953)	9,840
Share-based compensation expense	15,659	14,769
Restructuring and other costs - noncash	725	363
Excess tax benefits from share-based compensation	(6,704)	(4,784)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(27,005)	(16,768)
Inventories, net	(2,609)	(20,799)
Prepaid expenses and other current assets	(8,016)	(6,305)
Accounts payable	4,668	(2,390)
Accrued liabilities	34,959	13,710
Income taxes payable	(4,701)	10,395
Other, net	4,181	8,557

Net cash provided by operating activities	252,145	256,058

Cash flows from investing activities:

Capital expenditures	(45,458)	(29,566)
Cash paid for acquisitions of businesses, net of cash acquired	(1,797,919)	(21,997)
Payments on settlements of net investment hedges	(2,462)	(18,569)
Expenditures for identifiable intangible assets	(337)	(291)
Proceeds from sale of property, plant and equipment, net	593	509

Net cash used in investing activities	(1,845,583)	(69,914)

Cash flows from financing activities:

Net change in short-term borrowings	413	(10,367)
Cash paid for treasury stock	(79,500)	(208,535)
Cash dividends paid	(21,512)	(23,052)
Cash paid for contingent consideration on prior acquisitions	(1,780)	-
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(16,431)	-
Proceeds from long-term borrowings	1,446,414	363,700
Repayments of long-term borrowings	(251,336)	(240,385)
Payment on terminated derivative instruments	(34,628)	-
Proceeds from exercise of stock options	36,293	26,932
Excess tax benefits from share-based compensation	6,704	4,784

Net cash provided by (used in) financing activities	1,084,637	(86,923)

Effect of exchange rate changes on cash and cash equivalents	50,629	(15,326)

Net decrease in cash and cash equivalents	(458,172)	83,895

Cash and cash equivalents at beginning of period	540,038	450,348

Cash and cash equivalents at end of period	$81,866	$534,243

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(In thousands)
(unaudited)

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	-	-	197,881	-	-	197,881	1,470	199,351
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(41,699)	-	(41,699)	(3,248)	(44,947)
Net loss on derivative financial instruments	-	-	-	(322)	-	(322)	-	(322)
Pension liability adjustments	-	-	-	299	-	299	-	299

Comprehensive Income						156,159	(1,778)	154,381

Exercise of stock options	-	(8,577)	-	-	35,509	26,932	-	26,932
Tax benefit from stock options exercised	-	4,784	-	-	-	4,784	-	4,784
Share based compensation expense	-	14,769	-	-	-	14,769	-	14,769
Funding of Employee Stock Ownership Plan	-	209	-	-	1,132	1,341	-	1,341
Treasury shares purchased	-	-	-	-	(208,535)	(208,535)	-	(208,535)
RSU distributions	-	(4,313)	-	-	2,933	(1,380)	-	(1,380)
RSU dividends	-	115	(115)	-	-	-	-	-
Cash dividends ($0.15 per share)	-	-	(22,694)	-	-	(22,694)	-	(22,694)
Balance at September 30, 2010	$1,628	$202,482	$2,258,531	$41,820	$(700,980)	$1,803,481	$73,075	$1,876,556

				Accumulated
		Capital in		Other		Total DENTSPLY
	Common	Excess of	Retained	Comprehensive	Treasury	International	Noncontrolling	Total
	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity	Interests	Equity

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912
Comprehensive Income:
Net income	-	-	203,917	-	-	203,917	2,136	206,053
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(127,859)	-	(127,859)	1,242	(126,617)
Net loss on derivative financial instruments	-	-	-	(30,288)	-	(30,288)	-	(30,288)
Net unrealized holding gains on available-for-sale adjustments	-	-	-	(11,167)	-	(11,167)	-	(11,167)
Pension liability adjustments	-	-	-	337	-	337	-	337

Comprehensive Income						34,940	3,378	38,318

Acquisition of noncontrolling interest	-	22,439	-	(1,862)	-	20,577	(37,008)	(16,431)
Exercise of stock options	-	(12,439)	-	-	48,982	36,543	-	36,543
Tax benefit from stock options exercised	-	6,704	-	-	-	6,704	-	6,704
Share based compensation expense	-	15,410	-	-	-	15,410	-	15,410
Funding of Employee Stock Ownership Plan	-	379	-	-	2,595	2,974	-	2,974
Treasury shares purchased	-	-	-	-	(79,500)	(79,500)	-	(79,500)
Dividends paid by noncontrolling interest	-	-	-		-	-	(174)	(174)
RSU distributions	-	(5,707)	-	-	3,550	(2,157)	-	(2,157)
RSU dividends	-	137	(137)	-	-	-	-	-
Cash dividends ($0.15 per share)	-	-	(21,185)	-	-	(21,185)	-	(21,185)
Balance at September 30, 2011	$1,628	$231,825	$2,502,945	$(146,683)	$(736,023)	$1,853,692	$36,722	$1,890,414

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

The accompanying unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2011 include the results of operations for Astra Tech AB (“Astra Tech”) for the period September 1, 2011 to September 30, 2011.  The accompanying unaudited interim consolidated balance sheet at September 30, 2011 includes Astra Tech’s acquired assets and assumed liabilities.

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $17.8 million and $9.6 million at September 30, 2011 and December 31, 2010, respectively.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations.  The Company records liabilities when a loss is probable and can be reasonably estimated.  These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss.  The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time.  If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  The Company believes it has estimated liabilities for probable losses appropriately in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates.  Legal costs related to these lawsuits are expensed as incurred.

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

On December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO Corporation (“DIO”), which may be converted into common shares after a one year period.  The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the consolidated balance sheets and the changes in fair value are reported in accumulated other comprehensive income (“AOCI”).  The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the DIO bond was $50.2 million and $66.0 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, an unrealized holding loss of $0.1 million on available-for-sale securities, net of tax, had been recorded in AOCI.  At December 31, 2010, an unrealized holding gain of $11.0 million on available-for-sale securities, net of tax, had been recorded in AOCI. The contractual maturity of the bond is in December 2015.

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

Business Acquisitions

The Company acquires businesses as well as partial interests in businesses.  Acquired businesses are accounted for using the acquisition method of accounting which requires the Company to record assets acquired and liabilities assumed at their respective fair values with the excess of the purchase price over estimated fair values recorded as goodwill.  The assumptions made in determining the fair value of acquired assets and assumed liabilities as well as asset lives can materially impact the results of operations.

The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities and product line integration information.  If the initial valuation for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements.  The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on our Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard will not impact the Company’s financial position or results of operations.

Revision of Cash Flow

The Company revised certain items in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2010 to correct an error in classification of settlements of certain derivative instruments designated as net investment hedges.  These settlements were made during the three months ended March 31, 2010 and were reflected incorrectly in the consolidated statement of cash flow at that time as well as the periods of six months ended June 30, 2010, nine months ended September 30, 2010 and full year ended December 31, 2010.  The revisions of cash flow classifications in the unaudited consolidated statement of cash flows had no impact to the Company’s unaudited consolidated statement of operations or consolidated balance sheet for any of the periods noted above.  Additionally, the revisions did not impact the Company’s previously issued disclosures about compliance with respect to debt covenant calculations for any of the relevant periods.  The Company has concluded that the revisions were not material to previously issued consolidated financial statements.  As a result of the incorrect classification, the Company has made the following reclassification in the unaudited consolidated statement of cash flows:

•
For the nine months ended September 30, 2010, the total amount of $18.6 million was reclassified from effects of exchange rate changes on cash and cash equivalents of $11.4 million and cash flows from operating activities of $7.2 million to cash outflows from investing activities to reflect the payments on settlement of net investment hedges. These adjustments are also applicable to the unaudited consolidated statement of cash flows for the three months ended March 31, 2010 and the six months ended June 30, 2010.

•
For the year ended December 31, 2010, the total amount of $35.0 million was reclassified from effects of exchange rate changes on cash and cash equivalents of $21.5 million and cash flows from operating activities of $13.5 million to cash outflows from investing activities to reflect the payments on settlement of net investment hedges.

Revisions in Classification

Certain revisions in classification have been made to prior year’s data in order to conform to current year presentation.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010
Stock option expense	$2,833	$2,413	$8,206	$8,249
RSU expense	2,204	1,794	6,551	5,562
Total stock based compensation expense	$5,037	$4,207	$14,757	$13,811

Total related tax benefit	$1,430	$1,240	$4,302	$2,747

The remaining unamortized compensation cost related to non-qualified stock options is $14.3 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. The unamortized compensation cost related to RSU is $12.1 million, which will be expensed over the remaining restricted period of the RSU, or 1.4 years.

The following table reflects the non-qualified stock option transactions from December 31, 2010 through September 30, 2011:
	Outstanding			Exercisable

		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
(in thousands,		Exercise	Intrinsic		Exercise	Intrinsic
except per share data)	Shares	Price	Value	Shares	Price	Value

December 31, 2010	10,636	$29.07	$66,722	8,815	$28.58	$61,450
Granted	1,492	36.71
Exercised	(1,610)	22.54
Cancelled	(50)	45.15
Forfeited	(59)	31.85

September 30, 2011	10,409	$31.08	$26,671	7,276	$29.87	$24,173

The weighted average remaining contractual term of all outstanding options is 6.0 years and the weighted average remaining contractual term of exercisable options is 4.8 years.

The following table summarizes the unvested RSU transactions from December 31, 2010 through September 30, 2011:
		Weighted Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Unvested at December 31, 2010	744	$32.43
Granted	361	36.61
Vested	(174)	41.03
Forfeited	(19)	30.37

Unvested at September 30, 2011	912	$32.48

NOTE 3 – COMPREHENSIVE INCOME

The changes to balances included in AOCI, net of tax, in the consolidated balance sheets for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

Net income	$61,200	$63,815	$206,053	$199,351
Other comprehensive income (loss):
Foreign currency translation adjustments	(279,384)	170,086	(126,617)	(44,947)
Net gain (loss) on derivative financial instruments	33,115	(63,994)	(30,288)	(322)
Net unrealized holding losses on available-for-sale securities	(9,136)	-	(11,167)	-
Amortization of unrecognized gains (losses) and prior year service pension cost	2,370	(1,377)	337	299
Total other comprehensive income (loss)	(253,035)	104,715	(167,735)	(44,970)

Total comprehensive income (loss)	(191,835)	168,530	38,318	154,381

Comprehensive income (loss) attributable to the noncontrolling interests	(4,098)	7,379	3,378	(1,778)

Comprehensive income (loss) attributable to DENTSPLY International	$(187,737)	$161,151	$34,940	$156,159

During the quarter ended September 30, 2011, foreign currency translation adjustments included currency translation losses of $256.1 million and losses on the Company’s loans designated as hedges of net investments of $21.9 million.  During the quarter ended September 30, 2010, foreign currency translation adjustments included currency translation gains of $175.9 million and losses on the Company’s loans designated as hedges of net investments of $5.8 million.  During the nine months ended September 30, 2011, foreign currency translation adjustments included currency translation losses of $115.4 million and losses on the Company’s loans designated as hedges of net investments of $11.2 million.  During the nine months ended September 30, 2010, foreign currency translation adjustments included currency translation losses of $36.4 million and losses on the Company’s loans designated as hedges of net investments of $8.5 million.  These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2011	2010

Foreign currency translation adjustments	$42,738	$170,597
Net loss on derivative financial instruments	(156,936)	(126,648)
Net unrealized holding gains on available-for-sale securities	(138)	11,029
Pension liability adjustments	(30,485)	(30,822)
Foreign currency translation related to acquisition of noncontrolling interests	(1,862)	-
	$(146,683)	$24,156

The cumulative foreign currency translation adjustments included translation gains of $177.9 million and $294.6 million at September 30, 2011 and December 31, 2010, respectively, partially offset by losses of $135.1 million and $124.0 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2011	2010	2011	2010

Net income attributable to DENTSPLY International	$60,597	$63,653	$203,917	$197,881

Common shares outstanding	141,349	142,501	141,337	144,670

Earnings per common share - basic	$0.43	$0.45	$1.44	$1.37

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$60,597	$63,653	$203,917	$197,881

Common shares outstanding	141,349	142,501	141,337	144,670
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,046	1,562	2,241	2,009
Total shares	143,395	144,063	143,578	146,679

Earnings per common share - diluted	$0.42	$0.44	$1.42	$1.35

Options to purchase 3.2 million and 3.5 million shares of common stock that were outstanding during the three and nine months ended September 30, 2011, were not included in the computation of diluted earnings per share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 4.3 million and 3.3 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2010, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

The acquisition related activity for the nine months ended September 30, 2011 of $1.8 billion, net of cash acquired of $23.4 million, was related to six acquisitions and two earn-out payments for acquisitions completed during or prior to 2010.

On August 31, 2011, the Company acquired 100% of the outstanding common shares of Astra Tech using the available cash on hand and debt financing discussed in Note 13, Financing Arrangements.  Astra Tech is a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments.

This transaction strengthens the Company’s leadership position in the global dental market as well as provides additional growth opportunities within the broader medical devices category.

The Astra Tech acquisition was recorded in accordance with the business combinations provisions of US GAAP.  The Company has preliminarily valued tangible and identifiable intangible assets acquired based on their estimated fair values.  The Company is in the process of completing the valuation of identifiable assets acquired and liabilities assumed and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. In addition, completion of the valuation may impact the assessment of the net deferred tax liability currently recognized with any adjustment resulting in a corresponding change to goodwill. The amount of these potential adjustments could be significant.

The following table summarizes the preliminary fair value of identifiable assets and liabilities assumed at the date of the Astra Tech acquisition:
(in thousands)

Inventory	$84,831
Other Current assets	150,342
Property, plant and equipment	155,596
Identifiable intangible assets	793,157
Goodwill	954,941
Other long-term assets	13,179
Total assets	2,152,046
Current liabilities	110,954
Long-term liabilities	254,492
Total liabilities	365,446
Net assets	$1,786,600

Other current assets consist primarily of trade accounts receivable of $114.6 million.  Current liabilities assumed are primarily comprised of accrued and other current liabilities of $71.9 million and trade accounts payable of $26.2 million.  Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $226.0 million and pension obligations of $27.4 million.

Inventory held by Astra Tech includes a fair value adjustment of $33.8 million.  The Company expects to expense this amount by October 31, 2011 as the acquired inventory is sold.  During the third quarter the Company expensed $16.3 million of the inventory fair value adjustment.

Property, plant and equipment includes a fair value adjustment of $36.5 million and consist of land, buildings, plant and equipment.  Depreciable lives range 40 years for buildings and from 5 to 15 years for plant and equipment.

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute to future cash flows.  The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

Intangible assets acquired consist of the following:

(in thousands, except for useful life)		Useful Life
	Amount	(in years)
Customer relationships	$226.9	15
Developed technology and patents	116.2	10
Trade names and trademarks	450.1	Indefinite
Total	$793.2

The $954.9 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies.  All of the goodwill has been assigned to the Company's Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment and is not expected to be deductible for tax purposes.

Astra Tech contributed net sales of $50.9 million and an operating loss of $12.2 million to the Company's consolidated statements of operations during the period from September 1, 2011 to September 30, 2011 and is included in the Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Astra Tech acquisition occurred on January 1, 2010.  These amounts were calculated after conversion to US GAAP, applying the Company’s accounting policies and adjusting Astra Tech’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, inventory and intangible assets had been applied from January 1, 2010, together with the consequential tax effects at the statutory rate.  These adjustments also reflect the additional interest expense incurred on the debt to finance the acquisition.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net sales	$705.4	$669.9	$2,185.0	$2,043.8
Net income attributable to DENTSPLY	51.9	63.7	200.2	197.7
Diluted earnings per common share	0.36	0.42	1.39	1.35

The pro forma financial information is based on the Company's preliminary assignment of purchase price and therefore subject to adjustment upon finalizing the purchase price assignment. The Astra Tech financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2010.  While the Company completed other transactions during the pro forma periods presented above, these transactions were immaterial to the Company’s net sales and net income attributable to DENTSPLY.

The Company had additional acquisition related activity for the nine months ended September 30, 2011 of $38.3 million, net of cash acquired. The activity was related to five acquisitions and two earn-out payments for acquisitions completed during or prior to 2010.

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed.  At September 30, 2011, the Company has recorded a total of $9.7 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given. The goodwill is primarily associated with the Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment.

For the three and nine months ended September 30, 2011, in connection with pending or completed acquisitions, the Company has incurred $19.7 million and $26.0 million, respectively, of transaction related costs, primarily banking fees and amounts paid to third party advisers.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 93% and 97% of sales for the three months ended September 30, 2011 and 2010, respectively, and 95% and 97% of sales for the nine months ended September 30, 2011 and 2010, respectively.

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

Canada/Latin America/Endodontics/Orthodontics/Astra Tech

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

This business group includes the Astra Tech business which was acquired on August 31, 2011, see Note 5, Business Acquisitions.  Astra Tech designs, manufactures and markets dental implants, customized implant abutments, hydrophilic intermittent catheters and certain surgical products.

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

The following tables set forth information about the Company’s operating groups for the three and nine months ended September 30, 2011 and 2010:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$148,072	$139,137	$440,652	$411,356
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	128,383	114,338	393,321	346,224
Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	202,327	159,238	545,679	486,573
Dental Laboratory Business/ Implants/Non-Dental	141,658	129,809	423,415	411,185
All Other (a)	(681)	(707)	(3,362)	(2,493)
Total	$619,759	$541,815	$1,799,705	$1,652,845

(a) Includes amounts recorded at Corporate headquarters

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$148,072	$139,137	$440,652	$411,356
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	117,492	106,499	361,462	320,606
Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	201,557	158,682	543,374	484,723
Dental Laboratory Business/ Implants/Non-Dental	97,311	90,735	312,620	296,309
All Other (a)	(681)	(707)	(3,362)	(2,493)
Total excluding precious metal content	563,751	494,346	1,654,746	1,510,501
Precious metal content	56,008	47,469	144,959	142,344
Total including precious metal content	$619,759	$541,815	$1,799,705	$1,652,845

 (a)Includes amounts recorded at Corporate headquarters

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$28,454	$30,940	$86,753	$88,003
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	5,844	3,396	15,284	12,052
Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	35,060	31,187	103,571	85,864
Dental Laboratory Business/ Implants/Non-Dental	26,917	25,355	83,921	82,950
All Other (a)	51,325	43,218	158,160	132,302
Eliminations	(147,600)	(134,096)	(447,689)	(401,171)
Total	$-	$-	$-	$-

(a)Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$51,508	$53,164	$151,554	$147,679
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	1,483	3,892	4,816	9,299
Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	25,503	44,910	125,448	142,073
Dental Laboratory Business/ Implants/Non-Dental	13,930	14,691	59,736	59,648
All Other (a)	(26,269)	(25,900)	(72,315)	(68,727)
Segment operating income	66,155	90,757	269,239	289,972

Reconciling Items:
Restructuring and other costs	(26,353)	(338)	(33,849)	(5,261)
Interest expense	(16,062)	(5,999)	(27,975)	(18,406)
Interest income	2,418	1,268	6,676	2,883
Other expense (income), net	(7,182)	(585)	(8,686)	(2,252)
Income before income taxes	$18,976	$85,103	$205,405	$266,936

(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
	September 30,	December 31,
(in thousands)	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$605,609	$578,770
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	390,840	390,572
Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	2,683,498	932,126
Dental Laboratory Business/ Implants/Non-Dental	964,660	995,090
All Other (a)	189,104	361,393
Total	$4,833,711	$3,257,951

 (a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At September 30, 2011 and December 31, 2010, the cost of $8.9 million, or 2.3%, and $6.9 million, or 2.2%, respectively, of inventories was determined using the last-in, first-out (“LIFO”) method. The cost of the remaining inventories was determined using the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2011 and December 31, 2010 by $4.4 million and $4.9 million, respectively.

The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $35.1 million and $35.5 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, inventory also included $15.7 million of inventory fair value adjustment from the Astra Tech acquisition.

Inventories, net of inventory valuation reserves, consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Finished goods	$240,138	$189,343
Work-in-process	70,990	57,272
Raw materials and supplies	80,400	62,123
	$391,528	$308,738

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three and nine months ended September 30, 2011 and 2010:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

Service cost	$2,799	$2,017	$7,811	$5,950
Interest cost	2,453	2,094	6,945	6,251
Expected return on plan assets	(1,350)	(1,179)	(3,856)	(3,447)
Amortization of transition obligation	-	32	-	91
Amortization of prior service cost	20	19	61	63
Amortization of net loss	407	247	1,195	722

Net periodic benefit cost	$4,329	$3,230	$12,156	$9,630

Other Postretirement Plans	Three Months Ended		Nine Months Ended
(in thousands)	2011	2010	2011	2010

Service cost	$16	$14	$48	$43
Interest cost	137	152	414	458
Amortization of net loss	49	69	147	206

Net periodic benefit cost	$202	$235	$609	$707

The following sets forth the information related to the contributions to the Company’s benefit plans for 2011:

		Other
	Pension	Postretirement
(in thousands)	Benefits	Benefits

Actual at September 30, 2011	$7,820	$309
Projected for the remainder of the year	3,094	790
Total for year	$10,914	$1,099

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Other Costs

During the three and nine months ended September 30, 2011, the Company recorded other costs of $25.5 million and $32.3 million, respectively, which were related to Astra Tech acquisition costs, legal settlement costs and impairments of certain previously acquired technology.  For the nine months ended September 30, 2010, other costs were $4.1 million and were primarily related to several legal matters.  These other costs are reflected in “Restructuring and other costs” in the consolidated statements of operations.  There were no other costs during the three months ended September 30, 2010.

Restructuring Costs

The Company recorded restructuring costs of $0.8 million and $1.5 million for both the three and nine months ended September 30, 2011, respectively.  These costs primarily relate to employee severance costs.  During the three and nine months ended September 30, 2010, the Company recorded restructuring costs of $0.3 million and $1.2 million, respectively.  These costs primarily consist of employee severance costs.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in accrued liabilities in the consolidated balance sheets.

During the second quarter of 2011, as a result of the impact of the Japan natural disaster as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, the Company initiated a restructuring plan related to the Orthodontic business.  The restructuring plan addressed overhead costs related to the business and has reduced those costs as the Orthodontic business continues to be impacted by the lack of product supply.  The Company recorded $1.5 million of charges for the nine months ended September 30, 2011 for this plan.  In addition to the restructuring charges, for the nine months ended September 30, 2011, the Company incurred approximately $2.0 million of selling, general and administrative expenses related to costs of maintaining the critical Orthodontic business processes and structures during the lack of product supply. In addition to these Orthodontic restructuring plans, the Company incurred $0.7 million of costs related to other restructuring plans, offset by income of $0.7 million for adjustments to 2010 plans and 2009 and prior plans.  These adjustments were primarily related to revised estimates of severance costs.

During 2010, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

At September 30, 2011, the Company’s restructuring accruals were as follows:

	Severance
	2009 and
(in thousands)	Prior Plans	2010 Plans	2011 Plans	Total

Balance at December 31, 2010	$2,878	$5,260	$-	$8,138
Provisions and adjustments	(136)	(615)	2,150	1,399
Amounts applied	(859)	(1,964)	(1,197)	(4,020)
Balance at September 30, 2011	$1,883	$2,681	$953	$5,517

	Lease/Contract Terminations
	2009 and
(in thousands)	Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$996	$-	$996
Provisions and adjustments	-	(113)	(113)
Amounts applied	(279)	113	(166)
Balance at September 30, 2011	$717	$-	$717

	Other Restructuring Costs
	2009 and
(in thousands)	Prior Plans	2010 Plans	2011 Plans	Total

	$57	$-	$-	57
Provisions and adjustments	145	70	25	240
Amounts applied	(162)	(70)	(25)	(257)
	$40	$-	$-	40

The following table provides the year-to-date changes in the restructuring accruals by segment:

	December 31,	Provisions and	Amounts	September 30,
(in thousands)	2010	Adjustments	Applied	2011

United States, Germany and Certain Other European Regions Consumable Businesses	$1,031	$-	$(280)	$751
France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	193	(47)	(146)	-
Canada/Latin America/
Endodontics/Orthodontics/Astra Tech	400	2,175	(1,292)	1,283
Dental Laboratory Business/ Implants/Non-Dental	7,567	(601)	(2,726)	4,240
	$9,191	$1,527	$(4,444)	$6,274

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

The manufacturing of some of the Company’s products requires the use of commodities, which are subject to market fluctuations.  In order to limit the unanticipated impact on earnings from such market fluctuations, the Company selectively enters into commodity swaps for certain materials used in the production of its products.  Additionally, the Company uses non-derivative methods, such as precious metal consignment agreements to effectively hedge commodity risks.

Derivative instruments not designated as hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency.  The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations.  The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks.

On August 31, 2011, the Company entered into a cross currency basis swap with a total notional value of $650.0 million with five financial institutions to hedge the revaluation of a non-functional currency intercompany loan that was put into place in conjunction with the financing of the Astra Tech acquisition.  The Company will pay three month US dollar LIBOR and receive three month EURIBOR less a spread.  The change in the value of the swap will be recorded in “Other expense (income), net” while the interest income and expense will be recorded in “Interest income” on the consolidated statements of operations.

The Company wrote put options (“DIO equity option contracts”) to the original sellers of the DIO investment for the remaining DIO common shares held by the seller.  The equity options provide the seller the ability to require the Company to purchase their remaining shares on hand at a price based on an agreed-upon formula at specific timeframes in the future.  The sellers are also allowed to sell their remaining shares on the open market.  Changes in the fair value of the DIO equity option contracts are reported in “Other expense (income), net” on the consolidated statements of operations.  This derivative is further discussed in Note 11, Fair Value Measurement.

Cash Flow Hedges

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt.  On September 1, 2011, the Company entered into a pay fixed - receive variable interest rate swap to fix the Swiss franc interest rate at 0.7% for the five-year term of the refinanced 65.0 million Swiss franc term loan.  The interest rate swap is designated as a cash flow hedge of the base interest rate risk on the Swiss loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.8 million.

On September 28, 2011, the Company entered into two pay fixed - receive variable interest rate swaps to fix the Japanese yen interest rate at 0.2% for the three-year term of the refinanced 12.5 billion Japanese yen term loan.  The interest rate swaps are designated as cash flow hedges of the base interest rate risk on the Japanese loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.1 million.

On June 24, 2011 the Company entered into a $500.0 million Treasury Rate Lock (“T-Lock”) which was closed out August 19, 2011, to hedge the base rate interest variability exposure of the Company’s planned ten year bond issuance.  The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period, while $30.8 million remained effective on the Company’s issuance of $450.0 million ten year bonds.  The effective portion of the hedge is recognized in AOCI.  As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.

 The Company enters into forward exchange contracts to hedge the foreign currency exposure of its anticipated purchases of certain inventory.  In addition, forward exchange contracts are used by certain of the Company's subsidiaries to hedge intercompany inventory purchases and sales, which are denominated in non-functional currencies.  The forward exchange contracts that are used in these programs typically mature in eighteen months or less.  For these derivatives which qualify as hedges of future anticipated cash flows, the effective portion of changes in fair value is temporarily deferred in AOCI until the hedged item is recognized in earnings.

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs.  At September 30, 2011, the Company had swaps in place to purchase 813 troy ounces of platinum bullion for use in the production of its impression material products.  The average fixed rate of this agreement is $1,652 per troy ounce. In addition, the Company had swaps in place to purchase 54,678 troy ounces of silver bullion for use in the production of its amalgam products at an average fixed rate of $31 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company’s cash flow hedges and non-designated derivatives at September 30, 2011:

	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
Foreign Exchange Forward Contracts	2011	2012	2013	September 30, 2011
(in thousands)

Forward sale, 11.8 million Australian dollars	$4,340	$6,754	$423	$271
Forward purchase, 8.0 million British pounds	(4,458)	(7,838)	(193)	351
Forward sale, 32.6 million Canadian dollars	6,926	22,725	2,717	1,954
Forward purchase, 13.7 million Danish krone	(2,480)	-	-	(5)
Forward purchase, 10.3 million euros	(13,875)	-	-	(260)
Forward sale, 2.0 billion Japanese yen	26,117	-	-	(1,100)
Forward sale, 148.9 million Mexican pesos	10,731	-	-	542
Forward purchase, 10.0 million Norwegian krone	(1,705)	-	-	(60)
Forward sale, 4.0 million Polish zloty	1,199	-	-	69
Forward sale, 2.5 million Singapore dollars	1,897	-	-	61
Forward sale, 5.7 billion South Korean won	4,795	-	-	101
Forward purchase, 380.8 million Swedish krone	(55,718)	-	-	(148)
Forward purchase, 16.8 million Swiss francs	(18,607)	-	-	(797)
Forward sale, 50.5 million Taiwanese dollars	1,657	-	-	(30)

Total foreign exchange forward contracts	$(39,181)	$21,641	$2,947	$949

	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
Interest Rate Swaps	2011	2012	2013	2014	2015 and Beyond	September 30, 2011
(in thousands)

Euro	$317	$1,267	$1,267	$969	$3,150	$(606)
Japanese yen	-	-	-	163,009	-	781
Swiss francs	-	-	-	-	71,807	216
Total interest rate swaps	$317	$1,267	$1,267	$163,978	$74,957	$391

	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
Commodity Contracts	2011	2012	September 30, 2011
(in thousands)

Silver swap - U.S. dollar	$257	$1,415	$(30)
Platinum swap - U.S. dollar	306	931	(106)
Total commodity contracts	$563	$2,346	$(136)

	Notional Amounts Maturing in the Year	Fair Value Net Asset (Liability)
Cross Currency Basis Swaps	2014	September 30, 2011
(in thousands)

Euro 449.8 million @ $1.45 pay USD 3 mth. LIBOR receive EUR 3 mth. EURIBOR	$603,562	$(46,062)
Total cross currency basis swaps	$603,562	$(46,062)

At September 30, 2011, deferred net losses on derivative instruments of $0.4 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months.  This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps.  The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months.  Overall, the derivatives designated as cash flow hedges are highly effective.  Any cash flows associated with these instruments are included in cash from operations in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries.  The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates.  Currently, the Company uses non-derivative financial instruments, including foreign currency denominated debt held at the parent company level, and derivative financial instruments to hedge some of this exposure.  Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

The Company has Swiss franc and euro cross currency interest rate swaps that are designated as net investment hedges of the Swiss franc and euro denominated net assets.  The interest rate differential is recognized in income as interest income or interest expense as it is accrued.  Foreign currency translation is recorded in AOCI, net of tax.

 The fair value of these cross currency interest rate swap agreements is the estimated amount the Company would either pay or receive at the reporting date, taking into consideration the effective interest rates and foreign exchange rates.  At September 30, 2011 and December 31, 2010, the estimated net fair values of the swap agreements were negative $190.7 million and negative $169.1 million, respectively, which are recorded in AOCI, net of tax, and as “Accrued liabilities” and “Other noncurrent liabilities” in the consolidated balance sheets.

The following tables summarize the notional amounts and fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at September 30, 2011:
	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
Cross Currency Basis Swaps	2011	2012	2013	September 30, 2011
(in thousands)

Swiss franc 592.5 million @ 1.17 pay CHF 3 mth. LIBOR receive USD 3 mth. LIBOR	$88,820	$62,528	$503,204	$(146,723)
Euro 358.0 million @ $1.22 pay EUR 3 mth. EURIBOR receive USD 3 mth. LIBOR	-	-	480,418	(43,965)
Total cross currency basis swaps	$88,820	$62,528	$983,622	$(190,688)

During the third quarter of 2011, the Company entered into euro denominated forward exchange contracts that hedged an investment in a foreign subsidiary. These forward contracts totaled 450.0 million euro and were designated as net investment hedges. These hedges were settled during the third quarter at the closing of the Astra Tech acquisition and the Company recorded a loss of $1.5 million included in AOCI, net of tax.

At September 30, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its euro, Swiss franc and Japanese yen denominated subsidiaries.  At September 30, 2011 and December 31, 2010, the accumulated translation gains and losses on investments in foreign subsidiaries, primarily denominated in euro, Swiss franc, Swedish kroner and Japanese yen, net of these net investment hedges, were $147.0 million in losses and $45.4 million in gains, respectively, which are included in AOCI, net of tax.

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate for a term of five years, ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note mature.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement.  At September 30, 2011, the estimated net fair value of these interest rate swaps was $5.4 million.

The following tables summarize the notional amounts and fair value of the Company’s fair value hedges at September 30, 2011:

	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
Interest Rate Swaps	2014	2015 and Beyond	September 30, 2011
(in thousands)

U.S. dollars	$45,000	$105,000	$5,372
Total interest rate swaps	$45,000	$105,000	$5,372

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$1,488	$714	$26	$-
Commodity contracts	-	6	138	4
Interest rate swaps	2,831	3,874	-	335
Cross currency basis swaps	-	-	40,256	150,432
Total	$4,319	$4,594	$40,420	$150,771

Not Designated as Hedges

Foreign exchange forward contracts	$1,740	$-	$2,967	$-
DIO equity option contracts	-	-	-	432
Interest rate swaps	-	-	106	501
Cross currency basis swaps	-	-	-	46,062
Total	$1,740	$-	$3,073	$46,995

	December 31, 2010
	Prepaid
(in thousands)	Expenses	Other		Other
	and Other	Noncurrent	Accrued	Noncurrent
Designated as Hedges	Current Assets	Assets, Net	Liabilities	Liabilities

Foreign exchange forward contracts	$2,455	$21	$1,139	$135
Commodity contracts	88	-	-	-
Interest rate swaps	-	-	4,213	871
Cross currency basis swaps	-	-	21,516	147,589
Total	$2,543	$21	$26,868	$148,595

Not Designated as Hedges

Foreign exchange forward contracts	$821	$-	$600	$-
Interest rate swaps	-	-	104	556
Total	$821	$-	$704	$556

The following table summarizes the consolidated statement of operations impact of the Company’s cash flow hedges for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(38,639)	Interest expense	$(1,415)
Foreign exchange forward contracts	3,106	Cost of products sold	451
Foreign exchange forward contracts	501	SG&A expenses	(51)
Commodity contracts	(98)	Cost of products sold	11
Total	$(35,130)		$(1,004)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(6,318)
Foreign exchange forward contracts	Other expense, net	(351)
Commodity contracts	Interest expense	3
Total		$(6,666)

Three Months Ended September 30, 2010
Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate swaps	$(636)	Interest expense	$(1,175)
Foreign exchange forward contracts	(597)	Cost of products sold	189
Foreign exchange forward contracts	(336)	SG&A expenses	312
Commodity contracts	61	Cost of products sold	140
Total	$(1,508)		$(534)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate swaps	Other expense, net	$(43)
Foreign exchange forward contracts	Interest expense	(113)
Commodity contracts	Interest expense	(5)
Total		$(161)

Nine Months Ended September 30, 2011

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(29,042)	Interest expense	$(3,984)
Foreign exchange forward contracts	2,412	Cost of products sold	1,304
Foreign exchange forward contracts	40	SG&A expenses	(41)
Commodity contracts	(42)	Cost of products sold	208
Total	$(26,632)		$(2,513)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$(6,151)
Foreign exchange forward contracts	Interest expense	(403)
Foreign exchange forward contracts	Other expense, net	(538)
Commodity contracts	Interest expense	2
Total		$(7,090)

Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging			Effective Portion
	Gain (Loss)	Classification	Reclassified from
(in thousands)	in AOCI	of Gains (Losses)	AOCI into Income
Interest rate contracts	$(1,515)	Interest expense	$(4,414)
Foreign exchange forward contracts	2,306	Cost of products sold	214
Foreign exchange forward contracts	361	SG&A expenses	530
Commodity contracts	232	Cost of products sold	580
Total	$1,384		$(3,090)

Derivatives in Cash Flow Hedging		Ineffective portion
	Classification	Recognized
(in thousands)	of Gains (Losses)	in Income
Interest rate contracts	Other expense, net	$149
Foreign exchange forward contracts	Interest expense	(401)
Commodity contracts	Interest expense	(11)
Total		$(263)

The following tables summarize the consolidated statement of operations impact of the Company’s hedges of net investment for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$50,848	Interest income	$177
		Interest expense	(43)
Cross currency interest rate swaps	39,308	Interest expense	(1,549)
Foreign exchange forward contracts	(2,461)		-
Total	$87,695		$(1,415)

Three Months Ended September 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(54,204)	Interest income	$423
		Interest expense	(6)
Cross currency interest rate swaps	(48,688)	Interest expense	(542)
Total	$(102,892)		$(125)

Nine Months Ended September 30, 2011

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(20,489)	Interest income	$546
		Interest expense	(108)
Cross currency interest rate swaps	(2,059)	Interest expense	(3,775)
Foreign exchange forward contracts	(2,461)	Interest expense	-
Total	$(25,009)		$(3,337)

Nine Months Ended September 30, 2010

Derivatives in Net Investment Hedging			Gain (Loss)
	Gain (Loss)	Classification	Recognized
(in thousands)	in AOCI	of Gains (Losses)	in Income
Cross currency interest rate swaps	$(31,186)	Interest income	$643
		interest Income	(85)
Cross currency interest rate swaps	25,715	Interest expense	(1,663)
Total	$(5,471)		$(1,105)

The following tables summarize the consolidated statement of operations impact of the Company’s fair value hedges for the three and nine months ended September 30, 2011:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended	Nine Months Ended
(in thousands)	of Gains (Losses)	September 30, 2011	September 30, 2011
Interest rate swaps	Interest expense	$3,207	$6,651
Total		$3,207	$6,651

The following tables summarize the consolidated statement of operations impact of the Company’s derivatives not designated as hedges for the three and nine months ended September 30, 2011 and 2010:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended	Nine Months Ended
(in thousands)	of Gains (Losses)	September 30, 2011	September 30, 2011
Foreign exchange forward contracts	Other expense, net	$(503)	$806
DIO equity option contracts	Other expense, net	366	392
Interest rate swaps	Interest expense	(189)	(137)
Cross currency interest rate swaps	Other expense, net	(46,438)	(46,438)
Cross currency interest rate swaps	Interest income	328	328
Total		$(46,436)	$(45,049)

Amounts recorded in AOCI, net of tax, related to cash flow hedging instruments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands, net of tax)	2011	2010	2011	2010

Beginning balance	$4,329	$(944)	$(1,468)	$(4,799)

Changes in fair value of derivatives	(21,734)	(1,051)	(17,446)	1,221
Reclassifications to earnings from equity	1,004	233	2,513	1,816
Total activity	(20,730)	(818)	(14,933)	3,037

Ending balance	$(16,401)	$(1,762)	$(16,401)	$(1,762)

Amounts recorded in AOCI, net of tax, related to hedges of net investments in foreign operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands, net of tax)	2011	2010	2011	2010

Beginning balance	$123,041	$(33,636)	$45,417	$111,115

Foreign currency translation adjustment	(271,050)	171,847	(118,553)	(29,999)
Changes in fair value of:
Foreign currency debt	(5,516)	(8,978)	(11,189)	(11,700)
Derivative hedge instruments	53,845	(63,176)	(15,355)	(3,359)
Total activity	(222,721)	99,693	(145,097)	(45,058)

Ending balance	$(99,680)	$66,057	$(99,680)	$66,057

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$11,131	$11,131	$-	$-
Interest rate swaps	6,705	-	6,705
Commodity forward purchase contracts	6		6
Foreign exchange forward contracts	3,942	-	3,942	-
Corporate convertible bonds	50,230	-	-	50,230
Total assets	$72,014	$11,131	$10,653	$50,230

Liabilities
Interest rate swaps	$942	$-	$942	$-
Commodity forward purchase contracts	142		142
Cross currency interest rate swaps	236,750	-	236,750	-
Foreign exchange forward contracts	2,993	-	2,993	-
Long term debt	155,416	-	155,416	-
Contingent considerations on acquistions	4,140	-	-	4,140
DIO equity option contracts	435	-	-	435
Total liabilities	$400,818	$-	$396,243	$4,575

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$380,593	$380,593	$-	$-
Foreign exchange forward contracts	3,297	-	3,297	-
Corporate convertible bonds	66,024	-	-	66,024
Total assets	$449,914	$380,593	$3,297	$66,024

Liabilities
Interest rate swaps	$5,744	$-	$5,744	$-
Cross currency interest rate swaps	169,105	-	169,105	-
Foreign exchange forward contracts	1,874	-	1,874	-
Contingent considerations on acquistions	5,887	-	-	5,887
Total liabilities	$182,610	$-	$176,723	$5,887

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.  The commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered balance sheet or hedges of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

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

Certain purchase agreements for acquisitions completed after January 1, 2009 contain provisions where the seller could receive additional consideration based on the future operating performance of the acquired business.  In accordance with US GAAP, the Company has recorded the fair value of these additional payments on the acquisition date. The fair value was based on a probability-weighted average payout discounted using a market rate of approximately 5%.  The fair value is subject to management’s estimates at the time of the acquisition and is based upon level 3 inputs.  The fair values of these additional payments are reported in “Other noncurrent liabilities,” on the consolidated balance sheets.

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in thousands)	Convertible	Options	Contingent
	Bonds	Contracts	Considerations
Balance at December 31, 2010	$66,024	$-	$5,887
Additions/Purchases, gross	-	786	-
Payments/Sales, gross	-	-	(1,745)
Unrealized gains (losses):
Reported in AOCI	(16,009)	-	-
Unrealized gains (losses):
Reported in Other expense (income), net	-	(392)	-
Effects of exchange rate changes	215	41	(2)
Balance at September 30, 2011	$50,230	$435	$4,140

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $4.3 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.1 million.

Other Tax Matters

During the third quarter of 2011, and in conjunction with the Company’s acquisition of Astra Tech, there was a return to profitability of a loss generating subsidiary.  Accordingly, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.

 NOTE 13 - FINANCING ARRANGEMENTS

 The Company estimated the fair value and carrying value of its total long-term debt, including the current portion, was $1,855.4 million and $1,833.7 million, respectively, at September 30, 2011.  At December 31, 2010, the fair value and the carrying value of its total long-term debt, including the current portion, were $611.2 million and $606.5 million, respectively. The terms on existing variable rate debt, including commercial paper, approximate current market conditions; therefore, the fair values of these instruments approximate their carrying values.

On April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Note (“Note”) to variable rate based upon three month LIBOR for a term of five years ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the consolidated statements of operations.

On June 24, 2011, the Company entered into a $500.0 million T-Lock which was closed out August 19, 2011, to hedge the base rate interest variability exposure of the Company’s then planned ten year bond issuance.  The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period, while $30.8 million remained effective on the Company’s issuance of $450.0 million ten year bonds.  The effective portion of the fair value is recognized in AOCI.  As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.

 On July 27, 2011, the Company entered into a new Revolving Credit Agreement to replace the 2010 Revolving Credit Agreement dated May 7, 2010, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013.  The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 27, 2016 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. In connection with this transaction, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the 2010 Revolving Credit Agreement. At September 30, 2011, outstanding borrowings, in the form of issued commercial paper, were $338.0 million under the multi-currency revolving facility.

On August 23, 2011, the Company issued $1.0 billion of senior unsecured notes to partially finance the Astra Tech acquisition.  The notes were issued in three tranches; $250.0 million two-year floating rate notes at a variable rate of three month USD LIBOR plus 1.5%, $300.0 million five-year fixed rate notes with a semi-annual coupon of 2.75%, and $450.0 million ten-year fixed rate notes with a semi-annual coupon of 4.125%.  Underwriting fees and discounts totaled $7.6 million resulting in net proceeds of $992.4 million.  The bonds are rated BBB+ by Standard and Poor’s(S&P) and Baa2 by Moody’s Investors Service (Moody’s).

On August 24, 2011, the Company amended its Corporate Commercial Paper Program, increasing the facility to a total of $500.0 million and adding a second dealer, JPMorgan Securities LLC, in addition to Citigroup Global Markets Inc.  The commercial paper facility is unsecured and is rated A-2 and P-2 by S&P and Moody’s, respectively.  The Company issued $175.0 million on August 30, 2011 to partly finance the acquisition of Astra Tech.

On August 31, 2011, the Company closed on an additional $250.0 million committed 364-day Revolving Credit Agreement to partially backstop its commercial paper facility. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.

On September 1, 2011, the Company refinanced the 65.0 million Swiss franc five-year term loan with PNC Bank which was due March 1, 2012.  The new loan bears interest at Swiss franc three month LIBOR plus 1.125% spread and is due September 1, 2016.  The loan is designated as a hedge of our net investment in our Switzerland based operations.  The loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.  The Company simultaneously entered into a pay fixed - receive variable interest rate swap with PNC Bank to fix the Swiss franc interest rate at 0.7% for the five-year term of the loan.  The interest rate swap is designated as a cash flow hedge of the base interest rate risk on the Swiss loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.8 million, reported in other expense (income), net during the quarter ended September 30, 2011.

On September 28, 2011, the Company refinanced the 12.5 billion Japanese yen three-year term loan with a syndicate of Japanese lenders arranged by Bank of Tokyo Mitsubishi Trust Company (“BTMU”) which was due March 28, 2012.  The new loan bears interest at Japanese yen three month LIBOR plus 0.90% spread and is due September 29, 2014. The loan is designated as a hedge of our net investment in our Japanese based operations.  The loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.  The Company simultaneously entered into two pay fixed - receive variable interest rate swaps with Citibank NA and BTMU to fix the Japanese yen interest rate at 0.2% for the three-year term of the loan.  The interest rate swaps are designated as cash flow hedges of the base interest rate risk on the Japanese loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for an a payment of $1.1 million, reported in other expense (income), net during the quarter ended September 30, 2011.

NOTE 14 - GOODWILL

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)

Balance at December 31, 2010	$1,303,055
Acquisition activity	962,435
Additional consideration for post closing adjustments	2,833
Effects of exchange rate changes	(59,417)
Balance at September 30, 2011	$2,208,906

The change in the net carrying value of goodwill from December 31, 2010 to September 30, 2011 was due primarily to the acquisition of Astra Tech and foreign currency translation adjustments.

Goodwill by reportable segment is as follows:
	September 30,	December 31,
(in thousands)	2011	2010

U.S., Germany and Certain Other European Regions Consumable Businesses	$250,113	$249,522

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	172,643	167,258

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	1,174,088	282,321

Dental Laboratory Business/ Implants/Non-Dental	612,062	603,954

Total	$2,208,906	$1,303,055

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery.  The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims.  The class that was certified is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures.  The Company filed a motion for decertification of the class and this motion was granted.  Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals reversed the decertification decision of the trial Court.  The case was remanded to and is pending in the San Francisco County Court and the plaintiffs filed a Motion to redefine the class to include non-surgical periodontal use.  The Company filed its Response to this Motion challenging the plaintiffs’ attempted expansion of the claims beyond surgical use and the standing of the class representatives to assert class claims.  At a hearing in October 2011, the Judge denied the plaintiffs’ Motion to expand the class beyond surgical use and held the named plaintiffs have standing to assert the surgical use class claims.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water.  Plaintiffs have filed their motion for class certification to which the Company has filed its response.  The Company also filed other motions, including a motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing.  The Court granted this motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices, leaving Dr. Goldman as a putative class representative in Pennsylvania, raising a question of jurisdiction of the U.S. District Court.  Recently, the Court issued an Order dismissing this case on the grounds that it did not have jurisdiction over the matter.  The plaintiffs filed a second complaint after the Court granted the initial Motion for lack of standing in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives.  The Company has moved to dismiss this complaint and the Court has not yet ruled on this Motion.

As of September 30, 2011, a reasonable estimate of a possible range of losses related to the above litigation cannot be made.  DENTSPLY does not believe the outcome of these matters will have a material adverse effect on its financial position.  In the event that these matters are unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

On August 18, 2011, the Company entered into a Settlement Agreement and Mutual Release with Guidance Endodontics, LLC and its principal (together “Guidance”) under which the Company agreed to pay Guidance a settlement in exchange for a full release and settlement of Guidance’s claims against the Company.

Legal settlement costs for the three and nine months ended September 30, 2011, were $11.8 million and $12.3 million, respectively, with the majority of the costs related to the Guidance settlement noted above.  These costs were included in “Restructuring and other costs” in the consolidated statements of operations.

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

OVERVIEW

Quarter Highlights

•
The Company closed the Astra Tech AB Acquisition – On August 31, 2011 the Company finalized the purchase of Astra Tech.  Astra Tech results for the period of September 1, 2011 to September 30, 2011 are included in the consolidated DENTSPLY operating results.

•
Orthodontic/Japan Update – The Company continues to receive limited orthodontic products from the Japanese supplier impacted by the natural disaster in March 2011.  However, this quarter was significantly impacted by the lack of product and, as a result, orthodontic sales were substantially curtailed, which negatively impacted fully diluted earnings per share by approximately $0.05 in the third quarter after impacting it by approximately $0.03 per diluted share in the second quarter.  The Company expects the supply disruption to continue at least until sometime in the first half of 2012.   While the Company expects limited shipments of certain orthodontic products from the Japanese supplier during the rest of 2011, a full return to manufacturing capacity is not expected until 2012 and the impact of the supply disruption is expected to peak in the coming fourth quarter.

Company Profile

DENTSPLY International Inc. believes it is the world's largest designer, developer, manufacturer and marketer of professional dental products.  The Company has also expanded, through the Astra Tech acquisition, in consumable medical devices.  The Company is headquartered in the United States and operates in more than 120 other countries, principally through its foreign subsidiaries.  The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency.  While the United States and Europe are the Company's largest markets, the Company serves all of the major markets worldwide.

Principal Products

The Company has four main product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; 3) Dental Specialty Products; and 4) Consumable Medical Device Products.

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

Consumable medical device products consist mainly of urological catheters, certain surgical products and medical drills.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal, acquisition and constant currency growth by geographic region and product category; (2) gross and operating margins including impacts of product pricing, product mix and expenses level; and (3) the development, introduction and contribution of innovative new products.

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

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management expects the Company to operate below this range for the remainder of 2011 primarily due to the impact of the natural disaster in Japan and the slower growth in the global economy.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

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

Product innovation is a key component of the Company's overall growth strategy.  New advances in technology are anticipated to have a significant influence on the Company’s future products.  As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and universities.  In addition, the Company licenses and purchases technologies developed by third parties.  Although the Company believes these activities will lead to new innovative products, they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company continues to focus on opportunities to expand the Company’s product offerings through acquisitions.  Management believes that there will continue to be opportunities for acquisitions in the foreseeable future.

Impact of the Natural Disaster in Japan

On March 11, 2011, the country of Japan experienced an unprecedented natural disaster, which significantly impacted a key supplier of the Company and the general dental and medical markets within Japan.  This disruption has caused the loss of both sales and earnings for the Company, which may take multiple years to recover.

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

 One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s consolidated annual net sales, excluding precious metal content, was located within the evacuation zone in Japan and has since relocated some of its operations to a location outside of the evacuation zone.  While the supplier has resumed partial delivery of products, the Company does not expect a return to normal supply levels until the first half 2012.  Also to help mitigate the supply disruption, the Company made temporary arrangements for alternative supply of certain products and has made certain restructuring actions to manage the cost structure of the orthodontic business.  The Company expects that these restructuring plans, along with alternative supply arrangements, will help mitigate some of the expected negative impacts from the shortage of supply; however, there can be no assurance as to the extent of such mitigation.  The orthodontic products impacted by this situation are primarily sold and reported as part of the “Canada/Latin America/Endodontics/Orthodontics/Astra Tech” operating segment.  Given that the Company does not manufacture these products, generally, the operating margins are lower than the Company’s overall operating margins.

The natural disaster had a minimal impact on the Company’s operating results for the first quarter of 2011, due in part to the timing of the event late in the quarter.  During the second quarter the Company experienced a substantial sell-out of available product from the Japanese supplier.  The impact on the Company’s operating results for the second quarter of 2011 was approximately $0.03 per share.  The impact on the third quarter of 2011 was approximately $0.05 per share as preexisting inventory levels were largely exhausted. The Company expects a slightly higher negative impact in the fourth quarter of 2011.  The Company’s estimate of the potential negative impact is based on assumptions regarding the timing and sourcing of alternative supply, the timing and success of the key supplier’s resumption of operations at an alternative site, the ability to successfully reduce the cost structure of the business during the supply disruption, customer acceptance of alternatively supplied products, and the Company’s ability to achieve success in its sales and marketing strategies once supply resumes.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations.  With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar.  Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s gross profit, certain operating expenses, interest expense, interest income, other expense and other income, as well as the assets and liabilities.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2010

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

	Three Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Net sales	$619.8	$541.8	$78.0	14.4%
Less: precious metal content of sales	56.0	47.5	8.5	17.9%
Net sales, excluding precious metal content	$563.8	$494.3	$69.5	14.1%

Net sales, excluding precious metal content, for the three months ended September 30, 2011 was $563.8 million, an increase of 14.1% over the third quarter of 2010.  The change in net sales, excluding precious metal content, was primarily a result of the acquisition growth of $52.9 million, or 10.7%.  Translation positively impacted sales growth by 4.4%.  Internal growth was negative (1.1%) and was impacted by the Japan natural disaster as previously discussed.  Excluding the Japanese market and Orthodontic businesses, internal growth was 3.6%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

	Three Months Ended September 30, 2011
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	(2.3)%	(3.8)%	5.3%	(1.1)%
Acquisition sales growth	5.1%	19.7%	5.8%	10.7%
Constant currency sales growth	2.8%	15.9%	11.1%	9.6%

Adjusted internal sales growth (a)	3.2%	0.3%	10.8%	3.6%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 2.8% for the third quarter of 2011 compared to the third quarter of 2010 on a constant currency basis, including 5.1% of acquisition growth. The negative (2.3%) internal growth rate was primarily due to reduced sales in the orthodontic business as discussed in the Overview.  Excluding the orthodontic business, the internal growth rate in the United States was a positive 3.2%.  This adjusted internal growth rate was a result of growth in each of the Company’s product categories.

Europe

Net sales, excluding precious metal content, increased by 15.9% in the third quarter of 2011 on a constant currency basis, including 19.7% of acquisition growth.  Excluding the orthodontic business, the internal growth rate was a positive 0.3% and was the result of increased dental consumable sales partially offset by decreased sales of dental laboratory products.  The increase in sales was further offset by lower volumes in precious metal alloy products as a result of record high gold prices.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 11.1% on a constant currency basis, which includes 5.3% of internal growth.  Excluding the Japanese market and orthodontic business, the resulting internal growth was a positive 10.8%.  This adjusted internal growth was led by growth in dental specialty products, including strong endodontic and implant sales, as well as increased sales in the dental consumable products, partially offset by decreased sales in the dental laboratory products.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Gross profit	$297.6	$272.8	$24.8	9.1%
Gross profit as a percentage of net sales, including precious metal content	48.0%	50.4%
Gross profit as a percentage of net sales, excluding precious metal content	52.8%	55.2%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 2.4 percentage points for the three months ended September 30, 2011 compared to the same period in 2010.  The decrease was primarily the result of expensing the inventory fair value adjustment from acquisitions which totaled $16.3 million and negatively impacted the gross margin rate by 2.9 percentage points.  Compared to the same period last year, the Company was positively impacted by improved pricing, and product mix as the Company benefitted from stronger gross margins in the Astra Tech business, however these benefits were nearly offset by negative impacts of foreign exchange movements.  The negative impact of foreign exchange rates on the gross margin rate in the quarter was approximately 80 basis points.   Astra Tech is expected to have a positive mix impact on gross profit margin rates over the next year.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$231.5	$182.1	$49.4	27.2%
Restructuring and other costs	$26.4	$0.3	$26.1	NM

SG&A as a percentage of net sales, including precious metal content	37.4%	33.6%
SG&A as a percentage of net sales, excluding precious metal content	41.1%	36.8%

NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the third quarter of 2011 by 4.3 percentage points when compared to the third quarter of 2010.  Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily the result of $5.5 million for expenses related to acquisition and integration cost and the higher expense rate of the Astra Tech business.  In addition, the Company’s expenses are higher due to costs of $1.3 million associated with supporting the Company’s Orthodontic business during the period of lower sales activity (also referred to hereafter as “Orthodontic business continuity costs”).  The third quarter of 2011 included $4.5 million of amortization expense related to acquired intangible assets, which included $3.4 million for acquired Astra Tech intangibles.  The third quarter of 2010 included $1.2 million of amortization expense related to acquired intangible assets.

Restructuring and Other Costs

During the three months ended September 30, 2011, the Company recorded restructuring and other costs of $26.4 million.  These costs were related to expenses associated with the acquisition of Astra Tech of $11.5 million, costs related to legal settlement cost of $11.8 million, restructuring costs primarily related to the orthodontic business and impairment of certain previously acquired technology and other costs of $2.5 million.   In the same period of 2010, the Company incurred costs of $0.3 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended
	September 30,
(in millions)	2011	2010	Change

Net interest expense	$13.6	$4.7	$8.9
Other expense (income), net	7.2	0.6	6.6
Net interest and other expense	$20.8	$5.3	$15.5

Net Interest Expense

Net interest expense for the three months ended September 30, 2011 was $8.9 million higher compared to the three months ended September 30, 2010. The increase was driven by costs associated with financing the Astra Tech acquisition comprised of $6.0 million in financing fees plus $4.0 million in interest on $1.2 billion of new acquisition debt.  In addition, interest expense increased by $1.0 million primarily resulting from a higher average negative interest differential spread on the Company’s cross currency swaps.  Interest income increased $1.2 million as the Company had higher average investment balances and earned higher average interest rates in 2011 compared with 2010.

Other Expense (Income), Net

Other expense (income), net in the three months ended September 30, 2011 was $7.2 million, including $3.8 million of expense on the Treasury Rate Lock (“T-Lock”) to hedge the then planned 10 year bond issuance for the ineffective portion of the hedge and $2.9 million of expenses related to terminations of two interest rate swaps. Other expense (income), net for the same period of 2010 included $0.6 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended
	September 30,
(in millions, except per share data)	2011	2010	$ Change

Effective income tax rates	NM	25.0%

Equity in net loss of unconsolidated affiliated company	$1.6	$-	$1.6

Net income attributable to noncontrolling interests	$0.6	$0.2	$0.4

Net income attributable to DENTSPLY International	$60.6	$63.7	$(3.1)

Earnings per common share - diluted	$0.42	$0.44

NM – Not meaningful

 Provision for Income Taxes

During the third quarter of 2011, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.  In addition, the effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.  The Company’s effective income tax rate for the third quarter of 2010 was 25.0%.

The Company’s effective income tax rate for 2011 included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles from acquisitions and the release of the valuation allowance and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $68.8 million and $61.5 million, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $4.3 million and $1.6 million, respectively.

Equity in net income of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation resulted in income of $1.6 million on an after-tax basis for the three months ended September 30, 2011.  The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by changes in the DIO share price.  The impact of changes in the DIO share price on the fair value adjustment and the Company’s portion of DIO’s net income for the three months ended September 30, 2011 is income of approximately $1.5 million.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs and the expensing of purchase price adjustments, (2) restructuring and other costs, (3) amortization on purchased intangibles from acquisitions, (4) Orthodontic business continuity costs, (5) certain fair value adjustments at an unconsolidated affiliated company, and (6) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.  Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

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

	Three Months Ended
	September 30, 2011
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$60,597	$0.42
Acquisition related activities, net of tax	36,122	0.25
Restructuring and other costs, net of tax and noncontrolling interests	9,530	0.07
Amortization on purchased intangible assets from acquisitions, net of tax:
Prior to July 1, 2011	1,423	0.01
Astra Tech	2,415	0.02
Orthodontics business continuity costs, net of tax	866	-
Gain on fair value adjustments at an unconsolidated affliliated company, net of tax	(1,800)	(0.01)
Income tax related adjustments	(42,950)	(0.30)
Adjusted non-US GAAP earnings	$66,203	$0.46

	Three Months Ended
	September 30, 2010
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$63,653	$0.44
Amortization on purchased intangible assets from acquisitions, net of tax	1,471	0.01
Acquisition related activities, net of tax and noncontrolling interests	1,283	0.01
Restructuring and other costs, net of tax and noncontrolling interests	240	-
Income tax related adjustments	(320)	-
Adjusted non-US GAAP earnings	$66,327	$0.46

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$148.1	$139.1	$9.0	6.5%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$117.5	$106.5	$11.0	10.3%

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	$201.6	$158.7	$42.9	27.0%

Dental Laboratory Business/ Implants/Non-Dental	$97.3	$90.7	$6.6	7.3%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany and Certain Other European Regions Consumable Businesses	$51.5	$53.2	$(1.7)	(3.2)%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$1.5	$3.9	$(2.4)	(61.5)%

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	$25.5	$44.9	$(19.4)	(43.2)%

Dental Laboratory Business/ Implants/Non-Dental	$13.9	$14.7	$(0.8)	(5.4)%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $9.0 million, or 6.5%, during the three months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 4.3%.  This increase was the result of higher demand in both the U.S. and Europe.

Operating income decreased by $1.7 million during the three months ended September 30, 2011 compared to 2010.  Gross profit was higher by $0.7 million which was the result of higher third party sales and favorable currency translation, partially offset by the negative impact of higher raw material costs, unfavorable currency transaction impacts and lower intercompany sales.  SG&A expenses increased by $2.4 million primarily due to the unfavorable impact of currency translation and a reduction in bad debt expense in the prior year due to favorable collection efforts.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased by $11.0 million, or 10.3%, during the three months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 2.5%.  The growth was driven by the Pacific Rim businesses, excluding Japan, as well as in the CIS, Middle East and Africa.

Operating income decreased $2.4 million during the three months ended September 30, 2011 compared to 2010.  Gross profit increased by $2.7 million mainly due to higher sales and favorable currency translation.  Partially offsetting the favorable impacts on gross profit was an unfavorable geographic sales mix within the segment.  SG&A expenses increased $5.1 million mainly due to unfavorable currency translation and higher marketing and selling expenses in emerging markets.

Canada/Latin America/Endodontics/Orthodontics/Astra Tech

Net sales, excluding precious metal content, increased $42.9 million, or 27.0%, during the three months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 23.1% when compared to the same period of 2010.  Acquisition sales growth from Astra Tech was the primary reason for sales growth in the segment.  Net sales, excluding precious metal content, were negatively impacted by the Orthodontic business as discussed in the Overview.  Excluding Astra Tech and the Orthodontic business, the segment’s constant currency growth rate was 5.2%, came primarily from Latin America and endodontic products.

Operating income decreased $19.4 million during the three months ended September 30, 2011 compared to 2010.  Gross profit increased $13.5 million, which was primarily attributed to the acquisition of Astra Tech and favorable foreign currency translation.  Gross profit was negatively impacted by $16.3 million from the expensing of the inventory fair value adjustment associated with the Astra Tech acquisition as well as the impact from lower Orthodontic sales.  SG&A expenses increased by $32.9 million, which included $2.7 million of acquisition related costs for Astra Tech.  The SG&A expense increase also included operating expenses for Astra Tech, the Company’s Orthodontic business continuity costs during the period of lower sales activity, increased marketing and selling expenses for product launches and the negative impact of foreign currency translation.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased $6.6 million, or 7.3%, during the three months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 2.2%.  Growth in the segment’s implants and Non-Dental businesses were partially offset by lower sales outside of the U.S. in the Dental Laboratory business.  The increase in sales was further offset by lower volumes in precious metal alloy products as a result of record high gold prices.

Operating income for the three months ended September 30, 2011 decreased $0.8 million compared to 2010 primarily due to unfavorable product mix in the Dental Laboratory business and the negative impact of currently translation on SG&A expenses.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metal content.

	Nine Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Net sales	$1,799.7	$1,652.8	$146.9	8.9%
Less: precious metal content of sales	145.0	142.3	2.7	1.9%
Net sales, excluding precious metal content	$1,654.7	$1,510.5	$144.2	9.5%

Net sales, excluding precious metal content, for the nine months ended September 30, 2011 were $1,654.7 million, an increase of 9.5% over the same period of 2010.  The change in net sales, excluding precious metal content, was the result of constant currency growth of 5.0% and currency translation of 4.5%.  The constant currency sales growth included internal growth of 0.9%.  Excluding the Japanese market and the Orthodontic business, the internal growth rate was 3.9%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2011
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	(0.7)%	0.2%	5.2%	0.9%
Acquisition sales growth	1.8%	6.6%	3.2%	4.1%
Constant currency sales growth	1.1%	6.8%	8.4%	5.0%

Adjusted internal sales growth (a)	2.5%	2.0%	10.6%	3.9%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 1.1% for the nine months ended September 30, 2011 compared to the same period of 2010 on a constant currency basis, including slightly negative internal growth.  Excluding the Orthodontic business, the internal growth rate was 2.5%, due primarily to increases in dental consumable, non-dental product and dental specialty sales, partially offset by decreased dental laboratory product sales.

Europe

Net sales, excluding precious metal content, increased by 6.8% for the nine months ended September 30, 2011 on a constant currency basis, including 6.6% of acquisition growth.  Excluding the Orthodontic business, the internal growth rate was 2.0% and was primarily driven by growth in the dental consumables, dental specialty and non-dental products and growth in the CIS markets partially offset by dental laboratory products.  The increase in sales was further offset by lower volumes in precious metal alloy products as a result of record high gold prices.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 8.4% on a constant currency basis, which includes 3.2% of acquisition growth.  Excluding the Japanese market and Orthodontic business, internal growth was 10.6%, driven primarily by growth in dental specialty and dental consumable products, partially offset by lower sales in dental laboratory products.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Gross profit	$912.5	$842.4	$70.1	8.3%
Gross profit as a percentage of net sales, including precious metal content	50.7%	51.0%
Gross profit as a percentage of net sales, excluding precious metal content	55.1%	55.8%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 0.7 percentage points for the nine months ended September 30, 2011 compared to the same period in 2010.  Compared to the same period last year the Company was positively impacted by improved pricing and a slight product mix benefit as the Company benefitted from the stronger gross margins in the Astra Tech business, however these benefits were somewhat offset by negative impacts of foreign exchange movements.  Astra Tech is expected to have a positive mix impact on gross profit margin rates over the next year.

Operating Expenses
	Nine Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

Selling, general and administrative expenses ("SG&A")	$643.2	$552.5	$90.7	16.4%
Restructuring and other costs, net	$33.8	$5.3	$28.5	NM

SG&A as a percentage of net sales, including precious metal content	35.7%	33.4%
SG&A as a percentage of net sales, excluding precious metal content	38.9%	36.6%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the nine months of 2011 by 2.3 percentage points when compared to the same period in 2010.  Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily the result of $5.5 million for expenses related to the acquisition and integration cost and the higher expense rate of the Astra Tech business.  In addition, the Company’s expenses are higher due to the Orthodontic business continuity costs of $2.0 million, increased costs supporting new product launches and biennial dental trade shows.  The nine months ended September 30, 2011 included $6.1 million of amortization expense related to acquired intangible assets, which include $3.4 million for acquired Astra Tech intangibles.  For the same period of 2010, the Company incurred $3.0 million of amortization expense related to acquired intangibles.

Restructuring and Other Costs

During the nine months ended September 30, 2011, the Company recorded restructuring and other costs of $33.8 million.  These costs were related to expenses associated with the acquisition of Astra Tech of $17.5 million, legal settlement cost of $12.3 million as well as restructuring costs primarily related to the orthodontic business. In the same period of 2010, the Company incurred costs of $5.3 million primarily related to legal matters, new and ongoing restructuring plans to reduce operational costs through consolidation of facilities and business re-organizations. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expenses
	Nine Months Ended
	September 30,
(in millions)	2011	2010	Change

Net interest expense	$21.3	$15.5	$5.8
Other expense, net	8.7	2.3	6.4
Net interest and other expense	$30.0	$17.8	$12.2

Net Interest Expense

Net interest expense for the nine months ended September 30, 2011 was $5.8 million higher compared to the nine months ended September 30, 2010. The increase is driven by financing the Astra Tech acquisition comprised of $6.6 million increase in financing fees plus $4.0 million in interest on $1.2 billion of new acquisition debt. Higher average negative interest differential spread on the Company’s cross currency swaps contributed $1.9 million in additional interest expense versus the prior year. The Company recorded a $2.5 million reduction to interest expense due to the year over year change in the fair value credit risk adjustment on derivatives.  Interest income increased $3.8 million versus the prior year period as the Company had higher average investment balances and earned higher average interest rates in 2011 compared to 2010.

Other Expense (Income), Net

Other expense (income), net in the nine months ended September 30, 2011 was $8.7 million, including $3.8 million of expense on the T-Lock to hedge the then planned 10 year bond issuance for the ineffective portion of the hedge and $2.9 million of expenses related to terminations of two interest rate swaps and $0.5 million of non-operating expenses.  Other expense (income), net for the same period of 2010 included $2.5 million of currency transaction losses and $0.2 million of other non-operating income.

Income Taxes and Net Income
	Nine Months Ended
	September 30,
(in millions, except per share data)	2011	2010	$ Change

Effective income tax rates	0.5%	25.3%

Equity in net loss of unconsolidated affiliated company	$1.7	$-	$1.7

Net income attributable to noncontrolling interests	$2.1	$1.5	$0.6

Net income attributable to DENTSPLY International	$203.9	$197.9	$6.0

Earnings per common share - diluted	$1.42	$1.35

Provision for Income Taxes

The Company’s effective income tax rates for the first nine months of 2011 and 2010 were 0.5% and 25.3%, respectively. During the third quarter of 2011, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.  In addition, the effective tax rate was favorably impacted by the reduction of repatriated foreign earnings due to the Astra Tech acquisition as well as a change in the mix of consolidated earnings.

The Company’s effective income tax rate for 2011 included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles from acquisitions and the release of the valuation allowance and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $80.7 million and $64.8 million, respectively.  In 2010, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $15.5 million and $4.6 million, respectively.

Equity in net income of unconsolidated affiliated company

The Company’s 16% ownership investment of DIO Corporation resulted in income of $1.7 million on an after-tax basis for the nine months ended September 30, 2011.  The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY, partially offset by expensing the inventory fair value adjustment related to the purchase price adjustment at acquisition.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by the changing DIO share price.  The impact of the changing DIO share price on the fair value adjustment and the Company’s portion of DIO’s net income for the nine months ended September 30, 2011 is income of approximately $1.8 million.  The impact from expensing the inventory fair value adjustment was approximately $0.4 million to DENTSPLY’s portion of DIO’s net income for the period.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs and expensing of purchase price adjustments at an unconsolidated affiliated company, (2) restructuring and other costs, (3) amortization on purchased intangibles from acquisitions, (4) Orthodontic business continuity costs, (5) income related to credit risk adjustments, (6) certain fair value adjustments at an unconsolidated affiliated company, and (7) income tax related adjustments.  Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding.  Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies.  Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

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

	Nine Months Ended
	September 30, 2011
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$203,917	$1.42
Acquisition related activities, net of tax and noncontrolling interests	42,363	0.30
Restructuring and other costs, net of tax and noncontrolling interests	10,403	0.07
Amortization on purchased intangible assets from acquisitions, net of tax:
Prior to July 1, 2011	4,429	0.03
Astra Tech	2,415	0.02
Orthodontics business continuity costs, net of tax	1,308	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Gain on fair value adjustments at an unconsolidated affliliated company, net of tax	(2,059)	(0.01)
Income tax related adjustments	(43,733)	(0.31)
Adjusted non-US GAAP earnings	$218,260	$1.52

	Nine Months Ended
	September 30, 2010
	Income	Per Diluted
(in thousands, except per share amounts)	(Expense)	Common Share

Net income attributable to DENTSPLY International	$197,881	$1.35
Amortization on purchased intangible assets from acquisitions, net of tax	4,491	0.03
Restructuring and other costs, net of tax and noncontrolling interests	3,250	0.02
Acquisition related activities, net of tax and noncontrolling interests	1,670	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	0.01
Income tax related adjustments	670	-
Adjusted non-US GAAP earnings	$208,694	$1.42

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$440.7	$411.4	$29.3	7.1%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$361.5	$320.6	$40.9	12.8%

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	$543.4	$484.7	$58.7	12.1%

Dental Laboratory Business/ Implants/Non-Dental	$312.6	$296.3	$16.3	5.5%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2011	2010	$ Change	% Change

U.S., Germany, and Certain Other European Regions Consumable Businesses	$151.6	$147.7	$3.9	2.6%

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	$4.8	$9.3	$(4.5)	(48.4)%

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	$125.4	$142.1	$(16.7)	(11.8)%

Dental Laboratory Business/ Implants/Non-Dental	$59.7	$59.6	$0.1	0.2%

United States, Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $29.3 million, or 7.1%, during the nine months ended September 30, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 5.0% which was primarily driven by increased demand in most geographies.

Operating income increased $3.9 million during the nine months ended September 30, 2011 compared to 2010.  The increase was primarily attributable to an increase in gross profit of $10.6 million, which was the result of increased sales and favorable foreign currency translation.  This was partially offset by an increase in selling, general and administrative expenses within the segment of $6.7 million, primarily due to increased selling expenses and unfavorable foreign currency translation.

France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $40.9 million, or 12.8%, during the nine months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 4.9%.  The majority of the growth was in the Pacific Rim businesses, excluding Japan, as well as in the CIS, Middle East and Africa.

Operating income decreased $4.5 million during the nine months ended September 30, 2011 compared to 2010.  Gross profit increased $10.7 million mainly due to higher sales and favorable currency translation partially offset by unfavorable geographic sales mix within the segment.  SG&A expenses increased $15.2 million mainly due to unfavorable currency translation and higher marketing and selling expenses particularly in emerging markets.

Canada/Latin America/Endodontics/Orthodontics/Astra Tech

Net sales, excluding precious metal content, increased $58.7 million, or 12.1%, during the nine months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 7.5% when compared to the same period of 2010.  This increase was primarily a result of the Astra Tech acquisition, as well as positive growth in Latin America and increases from endodontic product launches.  Net sales, excluding precious metal content, were negatively impacted by the Orthodontic business as discussed in the Overview.  Excluding Astra Tech and the Orthodontic business, the segment’s constant currency growth rate was 4.9%.

Operating income decreased $16.7 million during the nine months ended September 30, 2011 compared to 2010.  Gross profit increased $27.7 million which was primarily attributed to the acquisition of Astra tech and favorable currency translation.  Gross profit was negatively impacted by $16.3 million from the expensing of inventory fair value adjustment associated with the Astra Tech acquisition as well as the impact from lower orthodontic sales.   SG&A expenses increased by $44.4 million, which included $2.7 million of acquisition related costs for Astra Tech.  The SG&A expense increase also included operating expenses for Astra Tech, the Company’s Orthodontic business continuity costs during the period of lower sales activity, higher marketing and selling expenses for product launches and the negative impact of foreign currency translation.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, increased $16.3 million, or 5.5%, during the nine months ended September 30, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metal content, increased 1.1% compared to the same period in 2010.  Increased demand for dental implant and non-dental products was partially offset by lower sales in the Dental Laboratory business.

Operating income for the nine months ended September 30, 2011 increased $0.1 million compared to 2010.  Gross profit increased $10.2 million primarily due to increased sales in the dental implant and non-dental businesses partially offset by lower sales and unfavorable product mix in the Dental Laboratory business.  SG&A expenses increased $10.1 million primarily due to the negative impact of currency translation and expenses associated with the bi-annual International Dental Show in Europe.

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

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations.  The Company records liabilities when a loss is probable and can be reasonably estimated.  These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss.  The ranges established by management are based on analysis made by internal and external legal counsel who considers information known at the time.  If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates.  Legal costs related to these lawsuits are expensed as incurred.

Business Acquisitions

The Company acquires businesses as well as partial interests in businesses.  Acquired businesses are accounted for using the acquisition method of accounting which requires the Company to record assets acquired and liabilities assumed at their respective fair values with the excess of the purchase price over estimated fair values recorded as goodwill.  The assumptions made in determining the fair value of acquired assets and assumed liabilities as well as asset lives can materially impact the results of operations.

The Company obtains information during due diligence and through other sources to get respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities and product line integration information.  If the initial valuation for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements.  The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2011

Cash flow from operating activities during the nine months ended September 30, 2011 was $252.1 million compared to $256.1 million during the nine months ended September 30, 2010.  Net income increased by $6.7 million to $206.1 million in the period ended September 30, 2011.  Working capital improvements and increased depreciation and amortization were offset by decreases in deferred taxes and other non-cash charges resulting in a year-over-year decrease in cash from operations of $3.9 million. On a constant currency basis, improvements in inventory and increased accrued liabilities were offset by lower taxes payable and higher receivables. On a constant currency basis, as of September 30, 2011, reported days for inventory increased by 5 days to 105 days.  Accounts receivable increased by 6 days to 60 days, respectively, as compared to December 31, 2010, both calculations include recent acquisitions.  In this quarter, the Company had a number of cash out-flows from costs associated with acquisitions, financing, legal settlements and other items of approximately $40.0 million which negatively impacted operating cash-flows in the period.

Investing activities during the first nine months of 2011 include capital expenditures of $45.5 million.  The Company expects that capital expenditures will be approximately $70.0 million for the full year 2011.  Acquisition related activity for the nine months ended September 30, 2011 was $1.8 billion, related to the purchase of Astra Tech as well as five smaller acquisitions and two earn-out payments made on acquisitions that were completed prior to 2011.

At September 30, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 2.2 million shares for $79.5 million during the first nine months of 2011 at an average price of $36.34.  As of September 30, 2011, the Company held 21.4 million shares of treasury stock.  The Company also received proceeds of $36.3 million as a result of the exercise of 1.6 million of stock options during the nine months ended September 30, 2011.  With the recent acquisition of Astra Tech, the Company’s primary focus will be debt reduction although some smaller tuck in acquisitions may also be completed to further enhance the Company’s existing portfolio of products.

The Company’s long-term borrowings increased by a net of $1,227.8 million during the nine months ended September 30, 2011. This change included net borrowings of $1,217.2 million during the first nine months and an increase of $10.6 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2011, the Company’s ratio of long-term debt to total capitalization increased to 49.2% compared to 24.1% at December 31, 2010.  Also in that same period, the Company’s cash and cash equivalents have decreased from $540.0 million to $81.9 million.

Under its five year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. Under its 364 day revolving credit agreement, the Company is able to borrow up to $250.0 million through August 29, 2012. These facilities are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2011, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. Both the 364-day and the 5-year revolvers serve as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $750.0 million.  At September 30, 2011 outstanding borrowings were $338.0 million under the multi-currency revolving facility.

The Company also has access to $78.5 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2011, the Company had $5.9 million outstanding under these short-term lines of credit.  At September 30, 2011, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $484.7 million.

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

On June 24, 2011 the Company entered into a $500.0 million T-Lock which was closed out August 19, 2011, to hedge the base rate interest variability exposure of the Company’s then planned ten year bond issuance.  The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period, while $30.8 million remained effective on the Company’s issuance of $450.0 million ten year bonds.  The effective portion of the fair value is recognized in AOCI.  As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.

On July 27, 2011, the Company entered into a new Revolving Credit Agreement to replace the 2010 Revolving Credit Agreement dated May 7, 2010, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013.  The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 27, 2016 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. In connection with this transaction, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the 2010 Revolving Credit Agreement. At September 30, 2011, outstanding borrowings, in the form of issued commercial paper, were $338.0 million under the multi-currency revolving facility.

On August 23, 2011, the Company issued $1.0 billion of senior unsecured notes to partially finance the Astra Tech acquisition.  The notes were issued in three tranches; $250.0 million two-year floating rate notes at a variable rate of three month USD LIBOR plus 1.5%, $300.0 million five-year fixed rate notes with a semi-annual coupon of 2.75%, and $450.0 million ten-year fixed rate notes with a semi-annual coupon of 4.125%.  Underwriting fees and discounts totaled $7.6 million resulting in net proceeds of $992.4 million.  The bonds are rated BBB+ by Standard and Poor’s(S&P) and Baa2 by Moody’s Investors Service (Moody’s).

On August 24, 2011, the Company amended its Corporate Commercial Paper Program, increasing the facility to a total of $500.0 million and adding a second dealer, JPMorgan Securities LLC, in addition to Citigroup Global Markets Inc.  The commercial paper facility is unsecured and is rated A-2 and P-2 by S&P and Moody’s, respectively.  The Company issued $175.4 million on August 30, 2011 to partly finance the acquisition of Astra Tech.

On August 31, 2011, the Company closed on an additional $250.0 million committed 364-day Revolving Credit Agreement to partially backstop its commercial paper facility. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.

On September 1, 2011, the Company refinanced the 65.0 million Swiss franc five-year term loan with PNC Bank which was due March 1, 2012.  The new loan bears interest at Swiss franc three month LIBOR plus 1.125% spread and is due September 1, 2016.  The loan is designated as a hedge of our net investment in our Switzerland based operations.  The loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.  The Company simultaneously entered into a pay fixed - receive variable interest rate swap with PNC Bank to fix the Swiss franc interest rate at 0.7% for the five-year term of the loan.  The interest rate swap is designated as a cash flow hedge of the base interest rate risk on the Swiss loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.8 million.

On September 28, 2011, the Company refinanced the 12.5 billion Japanese yen three-year term loan with a syndicate of Japanese lenders arranged by Bank of Tokyo Mitsubishi Trust Company (BTMU) which was due March 28, 2012.  The new loan bears interest at Japanese yen three month LIBOR plus 0.90% spread and is due September 29, 2014. The loan is designated as a hedge of our net investment in our Japanese based operations.  The loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios.  The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.  The Company simultaneously entered into two pay fixed - receive variable interest rate swaps with Citibank NA and BTMU to fix the Japanese yen interest rate at 0.2% for the three-year term of the loan.  The interest rate swaps are designated as cash flow hedges of the base interest rate risk on the Japanese loan.  The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.1 million.

At September 30, 2011, the Company held $158.5 million of precious metals on consignment from several financial institutions.  The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

Except for the two revolving credit Facilities, the increased Commercial Paper program, Swiss franc term loan, Japanese yen term loan, interest rate swaps and T-Lock discussed above and in Note 10, Financial Instruments and Derivatives, of the Notes to Unaudited Interim Consolidated Financial Statements, as well as Astra Tech defined benefit plan obligation payments, there have been no other material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2010.

As of September 30, 2011, the majority of the Company’s cash and cash equivalents were held outside of the United States.  Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U. S. federal income tax, less applicable foreign tax credits.  Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations.  Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

The following table presents the Company’s scheduled contractual cash obligations at September 30, 2011:

				Greater
(in thousands)	Less Than	1-3	3-5	Than
	1 Year	Years	Years	5 Years	Total
Long-term borrowings	$40,010	$489,716	$848,909	$451,588	$1,830,223
Operating leases	9,371	50,374	22,358	28,533	110,636
Interest on long-term borrowings, net of interest rate swap agreements	46,092	82,231	63,605	92,919	284,847
Postretirement obligations	9,906	22,547	24,585	66,381	123,419
Cross currency swaps	40,256	150,431	46,062	-	236,749
Precious metal consignment agreements	158,450	-	-	-	158,450
	$304,085	$795,299	$1,005,519	$639,421	$2,744,324

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at September 30, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $23.0 million of the unrecognized tax benefit has been excluded from the contractual obligations table above.

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 13, Financing Arrangements, to the consolidated financial statements.  As noted in the Company’s Consolidated Statements of Cash Flows, the Company continues to generate strong cash flows from operations, which is used to finance the Company’s activities.

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

Changes in Internal Control Over Financial Reporting

Except for the acquisition of Astra Tech, there have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no other significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Risk Factors Relating to the Loss of a Key Supplier

The Company may lose customers of its Orthodontics operating segment due to the disruption in its ability to source certain orthodontic products from its key supplier located in Japan’s evacuation area.

One of the Company’s key suppliers, which is the source of certain orthodontic products comprising approximately 9% of the Company’s 2010 consolidated net sales, excluding precious metal content, is located in the evacuation zone in Japan.  While there appears to have been only minor damage to the supplier’s facility, the Company is unable to ascertain when a resumption of normal supply will occur. Although the Company is actively seeking alternative sources of supply there is no assurance that the Company will be able to secure sufficient alternate supplies or that the Company’s customers will convert to such alternate products or sources; nor is there any assurance that customers who turn to other sources of products during the Company’s period of product shortages will return to the Company’s products once the Company’s key supplier has resumed production and/or the Company has secured an acceptable alternative source of supply.

Risk Factors Relating to the Notes Issued in Connection with Astra Tech Acquisition (see Note 13, Financing Arrangements, in the Notes to the Consolidated Financial Statements)

After closing the Acquisition, DENTSPLY has a significant amount of indebtedness. A breach of the covenants under DENTSPLY’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

In connection with the financing of the acquisition of Astra Tech, the Company incurred additional debt of approximately $1.2 billion.  As a consequence, after closing the Acquisition, DENTSPLY has a significant amount of indebtedness. DENTSPLY also has the ability to incur up to $500.0 million of indebtedness under the Revolving Credit Facility, and may incur significantly more indebtedness in the future.

DENTSPLY’s level of indebtedness and related debt service obligations could have negative consequences, including:

•	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;

•
requiring DENTSPLY to dedicate significant cash flow from operations to the payment of principal and interest on its indebtedness, which would reduce the funds the Company has available for other purposes, including working capital, capital expenditures and acquisitions; and

•	reducing DENTSPLY’s flexibility in planning for or reacting to changes in its business and market conditions.

DENTSPLY’s current indebtedness contains a number of covenants and financial ratios, which it is required to satisfy. Under the agreements governing the DENTSPLY’s 4.11% Senior Notes due 2016, the Company is required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 4.00 to 1.00 until September 30, 2012. Following such period, DENTSPLY will be required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 3.50 to 1.00. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratio, but no assurance can be given that DENTSPLY will be able to do so. DENTSPLY’s failure to maintain such ratio or a breach of the other covenants under its debt instruments outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Risk Factors Relating to the Acquisition of Astra Tech

The Company may fail to successfully integrate Astra Tech or realize the benefits of the acquisition.

The success of the Company’s acquisition of Astra Tech depends upon its ability to realize anticipated benefits from integrating Astra Tech’s business into its operations.  Prior to the completion of the acquisition, the Company was permitted to undertake only limited planning regarding the integration of the two companies.  The Company’s ongoing business could be disrupted and management’s attention diverted due to integration planning activities and as a result of the actual integration of the two companies following the acquisition.  The Company may fail to realize the anticipated benefits of the integration on a timely basis, or at all, for a variety of reasons, including, but not limited to, the following:

•	difficulties entering new markets or manufacturing in new geographies where the Company has no or limited direct prior experience;

•	difficulties managing Astra Tech’s healthcare business in which the Company’s management has no or limited direct prior experience;

•	difficulties in coordinating geographically separate organizations;

•
failure to identify or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	failure to realize the anticipated increase in our revenues due to the acquisition if customers adjust their purchasing decisions and allocate more market share to our competitors;

•	difficulties or delays in incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, processes and policies;

•	failure to successfully manage relationships with our combined supplier and customer base;

•
difficulties in modifying Astra Tech’s existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to which Astra Tech is not currently subject, which could adversely impact the effectiveness of internal control over financial reporting for the combined company; and

•	the loss of key employees including sales representatives.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September 30, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended September 30, 2011, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)				Number of
				Shares that
				May be Purchased
	Total Number	Average Price	Total Cost	Under the Share
	of Shares	Paid Per	of Shares	Repurchase
Period	Purchased	Share	Purchased	Program

July 1-31, 2011	-	$-	$-	12,570.7
August 1-31, 2011	-	-	-	12,600.6
September 1-30, 2011	-	-	-	12,600.6
	-	$-	$-

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	November 7, 2011
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	November 7, 2011
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer