Form 10-K
period 2011-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2012-02-24
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2011, was $5,613,249,611.

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 21, 2012 was 142,040,786.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DENTSPLY International Inc.
Table of Contents

PART I
Page
Item 1	Business	#PageNum#

Item 1A	Risk Factors	#PageNum#

Item 1B	Unresolved Staff Comments	#PageNum#

Item 2	Properties	#PageNum#

Item 3	Legal Proceedings	#PageNum#
	Executive Officers of the Registrant	#PageNum#

Item 4	Not Applicable	#PageNum#

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	#PageNum#

Item 6	Selected Financial Data	#PageNum#

Item 7	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	#PageNum#

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	#PageNum#

Item 8	Financial Statements and Supplementary Data	#PageNum#

Item 9	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	#PageNum#

Item 9A	Controls and Procedures	#PageNum#

Item 9B	Other Information	#PageNum#

PART III

Item 10	Directors, Executive Officers and Corporate Governance	#PageNum#

Item 11	Executive Compensation	#PageNum#

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stock Matters	#PageNum#

Item 13	Certain Relationships and Related Transactions and Director
	Independence	#PageNum#

Item 14	Principal Accountant Fees and Services	#PageNum#

PART IV

Item 15	Exhibits and Financial Statement Schedule	#PageNum#

PART I

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

PART I

Item 1. Business

History and Overview

DENTSPLY, a Delaware corporation which dates its history to 1899, believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of professional dental products, with a primary focus on dental consumable products, dental laboratory products and dental specialty products. During 2011, the Company purchased Astra Tech AB, "Astra Tech" which expanded the Company's dental specialty products and greatly increased the consumable medical devices product lines. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Consolidated net sales, excluding precious metal content, of the Company's dental products accounted for approximately 93% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2011. The remaining consolidated net sales, excluding precious metal content, is related to consumable medical device products and materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Through 2011, the Company conducted its business through four operating segments, all of which were primarily engaged in the design, manufacture and distribution of dental and healthcare products in four principal categories: 1) dental consumable products, 2) dental laboratory products 3) dental specialty products and 4) consumable medical device products.

In addition to the United States (“U.S.”), the Company conducts its business in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in Canada and in the European market, particularly in Germany, Switzerland, Sweden, France, Italy and the United Kingdom. The Company also has a significant market presence in Central and South America, South Africa and the Pacific Rim. DENTSPLY has also established marketing activities in Moscow, Russia to serve the countries of the Commonwealth of Independent States (“CIS”).

For 2011, 2010 and 2009, the Company's net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 66%, 63% and 62%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company's U.S. and foreign sales by shipment origin set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. Additionally, the Company's consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS, AQUASIL, AQUASIL ULTRA, ASTRA TECH, ATLANTIS, CALIBRA, CAULK, CAVITRON, CERAMCO, CERCON, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ECLIPSE, ELEPHANT, ESTHET.X, FRIADENT, FRIALIT, GENIE, GOLDEN GATE, IN-OVATION, INTERACTIVE MYSTIQUE, LOFRIC, MAILLEFER, MIDWEST, NUPRO, ORAQIX, OSSEOSPEED, PEPGEN P-15, POLOCAINE, PORTRAIT, PRIME & BOND, PROFILE, PROTAPER, RINN, SANI-TIP, SHADEPILOT, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRUBYTE, XENO, XIVE, XYLOCAINE and ZHERMACK .

Dental Consumable Products

Dental consumable products consist of dental sundries and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 33%, 35% and 35% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2011, 2010 and 2009, respectively.

DENTSPLY's dental sundry products in the dental consumable products category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental sundry consumable products marketed under more than one hundred brand names.

Small equipment products in the dental consumable products category consist of various durable goods used in dental offices for the treatment of patients. DENTSPLY's small equipment products include high and low speed handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 14%, 16% and 17% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2011, 2010 and 2009, respectively.

DENTSPLY's products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 46%, 46% and 45% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2011, 2010 and 2009, respectively. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital implantology, dental lasers and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urological products including catheters, certain surgical products, medical drills and other non-medical products. Net sales of consumable medical device products, excluding precious metal content, accounted for approximately 7%, 3% and 3% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2011, 2010 and 2009, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	Increasing worldwide population.

•
Growth of the population 65 or older - The percentage of the U.S., European, Japanese and other regions population over age 65 is expected to nearly double by the year 2030. In addition to having significant needs for dental care and healthcare, the elderly in these regions are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

•	Natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

•
The changing dental practice in North America and Western Europe - Dentistry in North America and Western Europe has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

•	The demands for patient comfort and ease of product use and handling.

•
Per capita and discretionary incomes are increasing in emerging nations - As personal incomes continue to rise in the emerging nations of the Pacific Rim, CIS and Latin America, healthcare, including dental services, is a growing priority.

•
The Company's business is less susceptible than other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures and health conditions that are considered necessary by patients regardless of the economic environment. Dental specialty products and products that support discretionary dental procedures are the most susceptible to recessionary conditions.

DENTSPLY believes that demand in a given geographic market for its dental and healthcare products vary according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY's dental and healthcare products can be categorized into the following two stages of development:

The U.S., Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental and health products and have the highest level of expenditures for dental and medical care. In these markets, dental care is increasingly focused upon preventive care and specialized dentistry, in addition to basic procedures, such as excavation of teeth and filling of cavities, tooth extraction and denture replacement. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment and demand high levels of attention to protect against infection and patient cross-contamination. A broader segment of the population in these markets can afford higher end treatments in both dental and medical care.

In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to excavation of teeth and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental and medical care. These markets demand diverse products and broader alternatives to address patient and professional needs. However, there is also a portion of the population in these markets that receive excellent dental and medical care similar to that received in developed countries. As such our higher end products are actively sold into all of these regions.

The Company offers products and equipment for use in markets at both of these stages of development. The Company believes that demand for more technically advanced products will increase as each of these markets develop. The Company also believes that its recognized brand names, high quality and innovative products, technical support services and strong international distribution capabilities position it well, to benefit from opportunities in virtually any market.

Reference is made to the information about the Company's foreign and domestic operations and export sales set forth in Note 4, Segment and Geographic Information, to the Consolidated Financial Statements in this Form 10-K.

Dental

DENTSPLY distributes approximately 56% of its dental products through distributors and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professionals in some markets. During 2011, 2010 and 2009, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11% of DENTSPLY's consolidated net sales in each year. No other single customer represented ten percent or more of DENTSPLY's consolidated net sales during 2011, 2010 or 2009.

Although many of its dental sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, DENTSPLY employs approximately 3,650 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the distributors, dealers and the end-users. The Company conducts extensive distributor, dealer and end-

user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company's products.

Healthcare

The Company's urology products business operates directly in 15 countries throughout Europe and North America, with distributors in 22 additional markets. The largest markets include Germany, UK, France and Italy. Sales channels target urologists, urology nurses, general practitioners and direct-to-patients.

The surgery products business operates directly in 11 countries throughout Europe and Australia, with distributors in 25 additional markets. The largest markets include UK, Italy and Australia. Sales channels target surgeons, hospital nurses, physiotherapists, hospital purchasing departments and medical supply distributors.

Historical reimbursement levels within Europe are higher for hydrophilic catheters which explain a greater patient usage of hydrophilic products in that market. In the U.S., the reimbursement environment is improving as the infection control cost benefits of disposable catheters gain acceptance among payors.

The Company also maintains ongoing relationships with various medical associates, professional and key opinion leaders to help promote our products, although there are no assurances that they will continue to support the Company's products in the future.

Product Development

Technological innovation and successful product development are critical to strengthening the Company's prominent position in the healthcare and dental markets that it serves. It is also required to maintain and grow its leadership positions in product categories where it has a high market share and to grow market share in other product categories. While many of DENTSPLY's existing products undergo evolutionary improvements, the Company also continues to focus efforts on successfully launching innovative products that represent fundamental change.

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $66.7 million, $49.4 million and $50.3 million in 2011, 2010 and 2009, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The continued development of these areas is a critical step in meeting the Company's strategic goal as a leader in defining the future of dentistry and in select areas in health care.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, and by entering into licensing agreements with third parties as well as purchasing technologies developed by third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it continues to be fragmented creating a number of acquisition opportunities. DENTSPLY also seeks to expand its position in consumable medical device products through acquisitions. In 2011, the Company acquired Astra Tech AB, a Sweden-based provider of dental implants, customized implant abutments, and urology and surgery products, from AstraZeneca. Also in 2011, the Company completed the acquisition of the remaining shares of Materialise Dental NV, in which it had acquired a minority interest in 2006. Materialise Dental, operating out of Leuven, Belgium, offers planning and simulation software tools to dental professionals worldwide. Additionally, in 2011 the Company purchased a US-based developer and seller of dental lasers and a small distributor of dental specialty products and a small dental equipment manufacturer, both located in Europe.

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

Financing

On August 31, 2011, the Company acquired Astra Tech in an all cash transaction for $1.8 billion, issuing $1.2 billion of new debt and using $624.5 million of available net cash, resulting in a net decrease in cash and equivalents of $462.9 million during the year ended December 31, 2011 to $77.1 million. As a result of the acquisition financing, DENTSPLY's total long-term debt, including the current portion, at December 31, 2011 and 2010 was $1,491.4 million and $606.5 million, respectively, and the ratios of long-term debt, including the current portion, to total capitalization were 44.2% and 24.1%. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total equity. The Company's long-term debt, including the current portion, increased by a net of $884.9 million during the year ended December 31, 2011. This net change included a net increase in long-term borrowings of $876.9 million during the year ended 2011, plus an increase of $8.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. The Company's short-term debt, including Commercial Paper of $266.8 million, increased by a net of $270.0 million during the year ended December 31, 2011 to $275.3 million. The Company may incur additional debt in the future for funding needs, including but not limited to, funding additional acquisitions and capital expenditures.

Additional information about DENTSPLY's working capital, liquidity and capital resources is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental and healthcare products industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals, technicians and patients. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its commitment to customer satisfaction and support of the Company's products by dental and healthcare professionals.

The size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

 Regulation

The Company's products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (the “FDA”). In general, if a dental or medical “device” is subject to FDA regulation, compliance with the FDA's requirements constitutes compliance with corresponding state regulations. In order to ensure that dental and medical products distributed for human use in the U.S. are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The introduction and sale of dental and medical products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the FDA and foreign regulatory requirements that are applicable to its products and manufacturing operations.

Dental and medical devices of the types sold by DENTSPLY are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, DENTSPLY's products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. DENTSPLY products in Europe bear the CE mark showing that such products adhere to European regulations.

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA's Dental Devices Classification Panel, the National Institute of Health and the U.S. Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by FDA.  In that respect, FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, that studies on people age six and over and FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam.   After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action as of the filing date of this Form 10-K from this latest advisory panel meeting.

In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials have been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use of amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam, which has resulted in the sale of mercury containing products being banned in Sweden and severely curtailed in Norway. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. All of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for a significant percentage of DENTSPLY's raw material requirements. In addition to those products both manufactured and sold by the Company, some finished goods products sold by the Company are purchased from third-party suppliers. Of these finished goods products purchased from third-party suppliers, a significant portion of the Company's injectable anesthetic products, orthodontic products, dental cutting instruments, catheters and nickel titanium products are purchased from a limited number of suppliers and in certain cases single source suppliers.

Intellectual Property

Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains more than 2,500 patents throughout the world and is licensed under a small number of patents owned by others.

DENTSPLY's policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company carefully monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. DENTSPLY believes its patents and trademark properties are important and contribute to the Company's marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Employees

As of December 31, 2011, the Company and its subsidiaries employed approximately 11,800 employees. A small percentage of the Company's U. S. employees are represented by labor unions. A facility in Des Plaines, Illinois is represented by the International Association of Machinists and Aerospace Workers AFL-CIO, under a collective bargaining agreement that expires on May 31, 2012. Additionally, the Company's Ransom & Randolph facility in Maumee, Ohio is represented by Local No. 12 of the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America under a collective bargaining agreement that expires on January 31, 2017. In Germany, approximately 40% of DeguDent employees, approximately 30% of Friadent employees, approximately 15% of VDW employees, approximately 30% of DeTrey employees and in Sweden approximately 60% of Astra Tech employees are represented by labor unions. The Company believes that its relationship with its employees is good.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company's capital expenditures or on its business.

Other Factors Affecting the Business

Approximately two-thirds of the Company's sales are located in regions outside the U.S., and the Company's consolidated net sales can be impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

The Company's business is subject to quarterly fluctuations of consolidated net sales and net income. The Company typically implements most of its price changes early in the fourth quarter or beginning of the year. Price changes, other marketing and promotional programs as well as the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of summer holidays and vacations, particularly throughout Europe.

The Company maintains short lead times within its manufacturing, as such, the backlog on products is not material to the financial statements.

Securities and Exchange Act Reports

The U.S. Securities and Exchange Commission (“SEC”) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The public may read and copy any materials the Company files with the SEC at its Public Reference Room at the following address:

The Securities and Exchange Commission
100 F Street, NE
Washington, D.C. 20549

The public may obtain information on the operation of this Public Reference Room by calling the SEC at 1-800-SEC-0330.

DENTSPLY also makes available free of charge through its website at www.DENTSPLY.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

Item 1A. Risk Factors

The following are the significant risk factors that could materially impact DENTSPLY's business, financial condition or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Prolonged negative economic conditions in domestic and global markets may adversely affect the Company's suppliers and customers and consumers, which could harm the Company's financial position.

Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may affect the Company's supply chain and the customers and consumers of the Company's products and may have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Due to the Company's international operations, the Company is exposed to the risk of changes in foreign exchange rates.

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company's sales located in regions outside the U.S., and the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

Volatility in the capital markets or investment vehicles could limit the Company's ability to access capital or could raise the cost of capital.

Although the Company continues to have positive operating cash flow, a disruption in the credit markets may reduce sources of liquidity available to the Company. The Company relies on multiple financial institutions to provide funding pursuant to existing and/or future credit agreements, and those institutions may not be able to provide funding in a timely manner, or at all, when required by the Company. The cost of or lack of available credit could impact the Company's ability to develop sufficient liquidity to maintain or grow the Company, which in turn may adversely affect the Company's businesses and results of operations, financial condition and liquidity.

The Company also manages cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that would not allow the Company to recover the full principal of its investments.

The Company may not be able to access or renew its precious metal consignment facilities resulting in a liquidity constraint equal to the fair market value of the precious metal value of inventory and would subject the Company to inventory valuation risk as the value of the precious metal inventory fluctuates resulting in greater volatility to reported earnings.

The Company's quarterly operating results and market price for the Company's common stock may be volatile.

DENTSPLY experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company's control, including:

•	The timing of new product introductions by DENTSPLY and its competitors;

•	Timing of industry tradeshows;

•	Developments in government reimbursement policies;

•	Changes in customer preferences and product mix;

•	The Company's ability to supply products to meet customer demand;

•	Fluctuations in manufacturing costs;

•	Changes in income tax laws and incentives which could create adverse tax consequences;

•	Fluctuations in currency exchange rates; and

•	General economic conditions, as well as those specific to the healthcare and related industries.

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

In addition to fluctuations in quarterly earnings, a variety of other factors may have a significant impact on the market price of DENTSPLY's common stock causing volatility. These factors include, but are not necessarily limited to, the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in the Company's industry and competitors; the Company's financial condition and cash flows; any future issuances of DENTSPLY's common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in geographical areas the Company does business.

Also, the NASDAQ National Market (“NASDAQ”) can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on the NASDAQ. Broad market and industry factors may negatively affect the market price of the Company's common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could harm the Company's business.

The dental supplies market is highly competitive and there is no guarantee that the Company can compete successfully.

The worldwide market for dental supplies is highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company's products obsolete or noncompetitive. Additionally, the size and number of the Company's competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of DENTSPLY's competitors may have greater resources than the Company.

The Company may be unable to develop innovative products or obtain regulatory approval for new products.

The market for DENTSPLY's products is characterized by rapid and significant technological change, evolving industry standards and new product introductions. There can be no assurance that DENTSPLY's products will not become noncompetitive or obsolete as a result of such factors or that we will be able to generate any economic return on the Company's investment in product development. If the Company's products or technologies become noncompetitive or obsolete, DENTSPLY's business could be negatively affected.

DENTSPLY has identified new products as an important part of its growth opportunities. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained from applicable U.S. or international government or regulatory authorities, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors' new products will not be introduced that could render the Company's products obsolete.

The Company may fail to comply with applicable government regulations.

The Company must obtain certain approvals and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell its products. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices.

The regulatory review process which must be completed prior to marketing a new medical device may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA's advertising guidelines may result in the withdrawal of products or imposition of penalties.

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

Challenges may be asserted against the Company's dental amalgam product.

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company's sales of dental amalgam. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

The Company may be unable to obtain a supply for certain finished goods purchased from third parties.

A significant portion of the Company's injectable anesthetic products, orthodontic products, dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company's products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time. DENTSPLY may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company's ability to deliver products to customers. If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply of such products and other materials from third parties, the Company's business and results of operation may be harmed.

The Company has lost and continues to lose customers of its Orthodontics business due to the disruption in its ability to source certain orthodontic products from its key supplier located in Japan's evacuation area.

One of the Company's key suppliers, which was the source of certain orthodontic products comprising approximately 9% of the Company's 2010 consolidated net sales, excluding precious metal content, is located in the zone that was evacuated following the March 2011 tsunami in Japan.  The supplier lost access to its facility and as a result, supply was severely disrupted through the remainder of 2011 and is expected to only gradually return to a normal level over the coming quarters during 2012. Although the Company has secured limited alternative sources of supply there is no assurance that the Company will be able to secure sufficient alternate supplies or that the Company's customers will convert to such alternate products or sources; nor is there any assurance that customers who turn to other sources of products during the Company's period of product shortages will return to the Company's products once the Company's key supplier has resumed full production capacity and/or the Company has secured an acceptable alternative source of supply.

The Company's expansion through acquisition involves risks and may not result in the expected benefits.

The Company continues to view acquisitions as a key part of its growth strategy. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management's attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available on terms that restrict its business or that impose additional costs that reduce its operating results.

The Company may fail to successfully integrate Astra Tech or realize the benefits of the acquisition.

The success of the Company's acquisition of Astra Tech depends upon its ability to realize anticipated benefits from integrating Astra Tech's business into its operations. Prior to the completion of the acquisition, the Company was permitted to undertake only limited planning regarding the integration of the two companies. The Company's ongoing business could be disrupted and management's attention diverted due to integration planning activities and as a result of the actual integration of the two companies following the acquisition. The Company may fail to realize the anticipated benefits of the integration on a timely basis, or at all, for a variety of reasons, including, but not limited to, the following:

•	difficulties entering new markets or manufacturing in new geographies where the Company has no or limited direct prior experience;

•	difficulties managing Astra Tech's healthcare business in which the Company's management has no or limited direct prior experience;

•	difficulties in coordinating geographically separate organizations;

•
failure to identify or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on the Company's business, operating results or financial condition;

•	failure to realize the anticipated increase in the Company's revenues due to the acquisition if customers adjust their purchasing decisions and allocate more market share to the Company's competitors;

•	difficulties or delays in incorporating acquired technologies or products with the Company's existing product lines and maintaining uniform standards, controls, processes and policies;

•	failure to successfully manage relationships with the Company's combined supplier and customer base;

•
difficulties in modifying Astra Tech's existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to which Astra Tech is not currently and had not been historically subject to, which could adversely impact the effectiveness of internal control over financial reporting for the combined company; and

•	loss of key employees including sales representatives.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

The Company prepares its consolidated financial statements in accordance with US GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. It is possible that future accounting standards the Company would be required to adopt could change the current accounting treatment applied to the Company's consolidated financial statements and such changes could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

If the Company's goodwill or intangible assets become impaired, the Company may be required to record a significant charge to earnings.

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The valuations used to determine the fair values used to test goodwill or intangible assets are dependent upon various assumptions and reflect management's best estimates. Net sales growth, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values. Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of the Company's goodwill or intangible assets may not be recoverable. The Company may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of the Company's goodwill or intangible assets is determined.

Changes in, or interpretations of, tax rules, structures, country profitability mix and regulations may adversely affect the Company's effective tax rates.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in the Company's tax rates could affect its future results of operations. The Company's future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which the Company does business, by structural changes in the Company's businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of the Company's deferred tax assets and liabilities.

The Company faces the inherent risk of litigation and claims.

The Company's business involves a risk of product liability and other types of legal actions or claims, including possible recall actions affecting the Company's products. The primary risks to which the Company is exposed are related to those products manufactured by the Company. The Company has insurance policies, including product liability insurance, covering these risks in amounts that are considered adequate; however, the Company cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against the Company may not be covered by insurance. A successful claim brought against the Company in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against the Company, could harm its business and overall cash flows of the Company.

Various parties, including the Company, own and maintain patents and other intellectual property rights applicable to the dental field. Although the Company believes it operates in a manner that does not infringe upon any third party intellectual property rights, it is possible that a party could assert that one or more of the Company's products infringe upon such party's intellectual property and force the Company to pay damages and/or discontinue the sale of certain products.

Increasing exposure to markets outside of the U.S. and Europe.

We anticipate that sales outside of the U.S. and Europe will continue to expand and account for a significant portion of DENTSPLY's revenue. Operating in such locations is subject to a number of uncertainties, including, but not limited to, the following:

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

The Company's success is dependent upon its management and employees. The loss of senior management employees or failure to recruit and train needed managerial, sales and technical personnel, could have a material adverse effect on the Company.

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

DENTSPLY's existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. The most restrictive of these covenants pertains to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY's other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provisions are triggered.

After closing the Astra Tech acquisition, DENTSPLY has a significant amount of indebtedness. A breach of the covenants under DENTSPLY's debt instruments outstanding from time to time could result in an event of default under the applicable agreement.

In connection with the financing of the acquisition of Astra Tech, the Company incurred additional debt of approximately $1.2 billion. As a consequence, after closing the Acquisition, DENTSPLY has a significant amount of indebtedness. DENTSPLY also has the ability to incur up to $500 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

DENTSPLY's level of indebtedness and related debt service obligations could have negative consequences including:

•	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;

•
requiring DENTSPLY to dedicate significant cash flow from operations to the payment of principal and interest on its indebtedness, which would reduce the funds the Company has available for other purposes, including working capital, capital expenditures and acquisitions; and

•	reducing DENTSPLY's flexibility in planning for or reacting to changes in its business and market conditions.

DENTSPLY's current indebtedness contains a number of covenants and financial ratios, which it is required to satisfy. Under the agreements governing the DENTSPLY's 4.11% Senior Notes due 2016, the Company is required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 4.00 to 1.00 until September 30, 2012. Following such period, DENTSPLY will be required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 3.50 to 1.00. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratio, but no assurance can be given that DENTSPLY will be able to do so. DENTSPLY's failure to maintain such ratio or a breach of the other covenants under its debt instruments outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Certain provisions in the Company's governing documents may make it more difficult for third party offerors to acquire DENTSPLY.

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

Issues related to the quality and safety of the Company's products, ingredients or packaging could cause a product recall resulting in harm to the Company's reputation and negatively impacting the Company's operating results.

The Company's products generally maintain a good reputation with customers and end-users. Issues related to quality and safety of products, ingredients or packaging, could jeopardize the Company's image and reputation. Negative publicity related to these types of concerns, whether valid or not, might negatively impact demand for the Company's products or cause production and delivery disruptions. The Company may need to recall products if they become unfit for use. In addition, the Company could potentially be subject to litigation or government action, which could result in payment of fines or damages. Cost associated with these potential actions could negatively affect the Company's operating results, financial condition and liquidity.

The Company relies heavily on information and technology to operate its business networks, and any disruption to its technology infrastructure or the internet could harm the Company's operations.

DENTSPLY operates many aspects of its business including financial reporting and customer relationship management through server- and web-based technologies, and stores various types of data on such servers or with third-parties who may in turn store it on servers or in the “cloud”. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data leakage and human error, could pose a threat to the Company's operations. While DENTSPLY has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data loss and the resulting adverse effect on the Company's operations and financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2011:

Location	Function	Leased or Owned
United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Bradenton, Florida (3)	Manufacture of orthodontic accessory products	Leased

Baldwin, Georgia (3)	Manufacture of orthodontic accessory products	Leased

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned/Leased
mounts and accessories

Waltham, Massachusetts (3)	Manufacture and distribution of dental implant products	Leased

Bohemia, New York (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (4)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (5)	Distribution of dental products	Leased

York, Pennsylvania (4)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (3)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Beringen, Belgium (4)	Manufacture and distribution of dental products	Owned

Leuven, Belgium (4)	Manufacture and distribution of 3D digital implantology	Leased

Catanduva, Brazil (3)	Manufacture and distribution of dental anesthetic products	Owned

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Shanghai, China (4)	Manufacture and distribution of dental products	Leased

Tianjin, China (2)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (4)	Manufacture and distribution of investment casting products	Leased

Bohmte, Germany (4)	Manufacture and distribution of dental laboratory products	Owned

Hanau, Germany (4)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (4)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (3)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (4)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (3)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (4)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

HA Soest, Netherlands (3)	Distribution of orthodontic products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (4)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (3)	Manufacture and distribution of dental implant products and	Owned
consumable medical devices

Ballaigues, Switzerland (3)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

Le Creux, Switzerland (3)	Manufacture and distribution of endodontic instruments	Owned

(1)	These properties are included in the U.S., Germany, and Certain Other European Regions Consumable Businesses segment.

(2)	These properties are included in the France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses segment.

(3)	These properties are included in the Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment.

(4)	These properties are included in the Dental Laboratory Business/Implants/Non-Dental segment.

(5)	This property is a distribution warehouse not managed by named segments.

In addition, the Company maintains sales and distribution offices at certain of its foreign and domestic manufacturing facilities, as well as at various other U.S. and international locations.  The Company maintains offices in Toronto, Mexico City, Paris, Rome, Weybridge, Mölndal, Hong Kong and Melbourne and other international locations.  Most of these sites around the world that are used exclusively for sales and distribution are leased.

The Company also owns its corporate headquarters located in York, Pennsylvania.

DENTSPLY believes that its properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 17, Commitments and Contingencies, to the Consolidated Financial Statements.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 23, 2012.

Name	Age	Position

Bret W. Wise	51	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	50	President and Chief Operating Officer
William R. Jellison	54	Senior Vice President and Chief Financial Officer
James G. Mosch	54	Executive Vice President
Robert J. Size	53	Senior Vice President
Albert J. Sterkenburg	48	Senior Vice President
Deborah M. Rasin	45	Vice President, Secretary and General Counsel

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

Deborah M. Rasin has served as Vice President, Secretary and General Counsel of the Company since March 7, 2011.  Prior to that, she served since 2006 as Vice President, General Counsel and Secretary of Samsonite Corporation, where she oversaw all legal, compliance and corporate governance matters of a Delaware-incorporated global consumer goods company.  Prior to joining Samsonite, Ms. Rasin served as a senior corporate attorney at General Motors Corporation, and as an associate at various international law firms.  Ms. Rasin received her J.D. from Harvard Law School in 1992.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market and Dividend Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicted, the high, low, closing sale prices and cash dividends declared of the Company's common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low
2011
First Quarter	$38.49	$34.00	$36.99	$0.050
Second Quarter	40.16	34.76	38.08	0.050
Third Quarter	39.94	30.41	30.69	0.050
Fourth Quarter	40.37	28.35	34.99	0.055

2010
First Quarter	$36.82	$32.10	$34.88	$0.05
Second Quarter	38.15	29.91	29.91	0.05
Third Quarter	32.44	27.76	31.97	0.05
Fourth Quarter	34.89	30.52	34.17	0.05

The Company estimates, based on information supplied by its transfer agent, that there are 384 holders of record of the Company’s common stock. Approximately 67,300 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 34,000,000 shares of common stock.  The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2011:

(in thousands, except per share amounts)				Number of Shares that May Yet be Purchased Under the Share Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1-31, 2011	—	$—	$—	12,785.0
November 1-30, 2011	—	—	—	12,804.7
December 1-31, 2011	—	—	—	12,856.6
	—	$—	$—

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued under equity compensation plans at December 31, 2011:

(in thousands, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	11,046	$31.33	12,095

Total	11,046	$31.33	12,095

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index, the Standard & Poor’s S&P 500 Index and the Standard & Poor’s S&P Health Care Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DENTSPLY International Inc., the NASDAQ Composite Index, the S&P 500 Index, and the S&P Health Care Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
DENTSPLY International Inc.
NASDAQ Composite
S&P 500
S&P Health Care

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
DENTSPLY International Inc.	100.00	151.46	95.52	119.74	117.04	120.56
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Health Care	100.00	107.15	82.71	99.00	101.87	114.85

Item 6.  Selected Financial Data

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts, days and percentages)

	Year ended December 31,
	2011 (a)	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$2,537,718	$2,221,014	$2,159,378	$2,191,465	$2,009,833
Net sales, excluding precious metal content	2,332,589	2,031,757	1,990,666	1,991,542	1,819,899
Gross profit	1,273,440	1,130,158	1,106,363	1,147,900	1,040,783
Restructuring and other costs	35,865	10,984	6,890	32,355	10,527
Operating income	300,728	380,273	381,243	380,461	354,891
Income before income taxes	256,111	357,656	363,356	354,873	358,192
Net Income	247,446	267,335	274,412	283,270	259,654
Net income attributable to DENTSPLY International	$244,520	$265,708	$274,258	$283,869	$259,654

Earnings per common share:
Basic	$1.73	$1.85	$1.85	$1.90	$1.71
Diluted	$1.70	$1.82	$1.83	$1.87	$1.68

Cash dividends declared per common share	$0.205	$0.200	$0.200	$0.185	$0.165

Weighted Average Common Shares Outstanding:
Basic	141,386	143,980	148,319	149,069	151,707
Diluted	143,553	145,985	150,102	151,679	154,721

Balance Sheet Data:
Cash and cash equivalents	$77,128	$540,038	$450,348	$204,249	$316,323
Property, plant and equipment, net	591,445	423,105	439,619	432,276	371,409
Goodwill and other intangibles, net	2,981,163	1,381,798	1,401,682	1,380,744	1,203,587
Total assets	4,755,398	3,257,951	3,087,932	2,830,400	2,675,569
Total debt and notes payable	1,766,711	611,769	469,325	449,474	483,307
Equity	1,884,151	1,909,912	1,906,958	1,659,413	1,516,106
Return on average equity	12.9%	13.9%	15.4%	17.9%	18.6%
Long-term debt to total capitalization	44.2%	24.1%	16.9%	20.3%	24.1%

Other Data:
Depreciation and amortization	$93,058	$66,340	$65,175	$56,929	$50,289
Cash flows from operating activities	393,469	377,461	362,489	335,981	387,697
Capital expenditures	71,186	44,236	56,481	76,440	64,163
Interest expense (income), net	34,358	20,835	16,864	15,438	(2,645)
Inventory days	100	100	99	103	92
Receivable days	54	54	55	54	51
Effective tax rate	4.3%	25.0%	24.5%	20.2%	27.5%

(a) Includes the results of the Astra Tech acquisition from September 1, 2011 through December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Equity and Comprehensive Income,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” is filed as part of this Form 10-K. Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12.1 to this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included under Item 15(a)(1) of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Except for the acquisition of Astra Tech, there have been no changes in the Company's internal controls over financial reporting that occurred during quarter ended December 31, 2011 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Equity and Comprehensive Income - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Quarterly Financial Information (Unaudited)

2.	Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K and is covered by the Report of Independent Registered Public Accounting Firm:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required to be included herein under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation (5)
3.2		By-Laws, as amended (11)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (2)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (6)
	(c)	Japanese Yen Term Loan Agreement, due March 28, 2012 dated as of July 25, 2008 (9)
4.3
Revolving Credit Agreement dated as of  May 7, 2010 final maturity in May 2013, among the Company, the Initial Lenders thereto, the banks party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Wells Fargo Bank, N. A. as Syndication Agent, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. And Commerzbank AG, New York and Grand Cayman branches as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers. (11)

4.4		Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5		Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)
4.6
Credit Agreement, dated as of July 27, 2011, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Citigroup Global Markets, Inc., Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A. as co-documentation agents, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Filed herewith)

4.7
364-Day Revolving Credit Agreement dated as of July 27, 2011 among the Company as Borrower, the lenders party hereto: JPMorgan Chase Bank, N.A. as Administrative Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, and Citigroup Global Markets, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, N.A. as Co-Documentation Agents (Filed herewith)

4.8		Second Amendment to the Two Year Credit Agreement dated August 31, 2011 between the Company, the Lenders, and PNC Bank, National Association , as Agent (Filed herewith)
4.9
Term Loan Agreement between the Company and Bank of Tokyo dated September 21, 2011 between the Company, The Bank of Tokyo as Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, Inc, as Agent, and the Bank of Tokyo-Mitsubishi UFJ, LTD, Development Bank of Japan, Inc., The Shinkumi Federation Bank, Mitsui Sumitomo Insurance Company, Limited, and The Chiba Bank, LTD as Lenders. (Filed herewith)

10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (7)
10.4	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement*(10)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (Filed herewith)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company (7)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Dresdner Bank AG, Frankfurt, and the Company (8)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (File herewith)
10.21		Employment Agreement between the Company and Deborah M. Rasin* (Filed herewith)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31	Section 302 Certification Statements
32	Section 906 Certification Statement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211

(10)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

		Additions
(in thousands)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts		Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description
Allowance for doubtful accounts:

For Year Ended December 31,
2009	$18,849	$(3,124)	$17		$(4,253)	$746	$12,235
2010	12,235	(233)	111		(2,611)	(682)	8,820
2011	8,820	469	7,930	(a)	(1,373)	(941)	14,905

Inventory valuation reserves:

For Year Ended December 31,
2009	$28,389	$5,883	$80		$(3,610)	$1,190	$31,932
2010	31,932	6,590	760		(3,652)	(161)	35,469
2011	35,469	3,325	697	(b)	(3,924)	(463)	35,104

Deferred tax asset valuation allowance:

For Year Ended December 31,
2009	$36,741	$13,419	$—		$—	$1,649	$51,809
2010	51,809	47,304	—		—	(6,059)	93,054
2011	93,054	(22,400)	2,174	(c)	—	(1,070)	71,758

(a) Amount includes $7.8 million allowance for Astra Tech opening balance at August 31, 2011.
(b) Amount includes $1.1 million reserve for Astra Tech opening balance at August 31, 2011.
(c) Amount related to opening balance sheet valuation allowance for Astra Tech at August 31, 2011.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  See “Forward-Looking Statements” in the beginning of this Form 10-K.  The MD&A includes the following sections:

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

Significant Developments in 2011

•
On August 31, 2011, the Company acquired Astra Tech for $1.8 billion. Astra Tech is a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments. This transaction strengthens the Company's leadership position in the global dental markets as well as provides additional growth opportunities within the broader medical devices category. Astra Tech results for the period of September 1, 2011 to December 31, 2011 are included in the consolidated DENTSPLY operating results. Details of the transaction are further discussed in Note 3, Business Acquisitions and Investments in Affiliates, to the Notes to the Consolidated Financial Statements.

•
On March 11, 2011, the country of Japan experienced an unprecedented natural disaster which significantly impacted a key orthodontic supplier of the Company. The Company received limited orthodontic products from its Japanese supplier after it relocated to another facility, as it ramps up its capacity. As a result, DENTSPLY's performance in 2011 was significantly impacted by the lack of products and, as a result, orthodontic sales were substantially curtailed, which negatively impacted fully diluted earnings per share for 2011 by approximately $0.15. See " Impact of the Natural Disaster in Japan" in the Business section below for further discussion.

•
Excluding the impact of Orthodontic/Japan the Company's internal sales growth, measured as excluding precious metal content basis, the impact of changes in currency exchange rates and net acquisition growth, for 2011 would have been approximately 3.9%, compared to 0.4% including these businesses.

BUSINESS

DENTSPLY International Inc. is a leading manufacturer and distributor of dental and other healthcare products.  The Company believes it is the world's largest manufacturer of professional dental products.  For over 110 years, DENTSPLY's commitment to innovation and professional collaboration has enhanced its portfolio of branded consumables and small equipment.  Headquartered in the United States, the Company has global operations with sales in more than 120 countries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company's largest markets, the Company serves all major markets worldwide.

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

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions. Management believes the Company may operate slightly below this range in 2012 due to current global economic conditions.  Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods.  There can be no assurance that the Company's assumptions concerning the growth rates in its markets or the general dental market will continue in the future.  If such rates are less than expected, the Company's projected growth rates and results of operations may be adversely affected.

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period.

The Company has always maintained a focus on minimizing costs and achieving operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

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

The Company will continue to pursue opportunities to expand the Company's product offerings through acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates has experienced consolidation, it is still a fragmented industry. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future, however it will be very focused in the near-term on the integration of its recent acquisition of Astra Tech.

Impact of the Natural Disaster in Japan

On March 11, 2011, the country of Japan experienced an unprecedented natural disaster, which significantly impacted a key supplier of the Company and the general dental and medical markets within Japan. The specific business interruption caused by a key supplier in Japan has caused the loss of both sales and earnings for the Company during 2011, which may take multiple years to recover.

The Company's net sales in Japan represent approximately 4% of the Company's consolidated 2010 net sales, excluding precious metal content, and are reported as part of the “France, United Kingdom, Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses” operating segment. The near-term economic conditions in Japan have been negatively impacted by the physical and economic complications of the disaster. These factors resulted in lower demand for some of our products, however we believe this will have little impact on our business in 2012.

One of the Company's key suppliers, which is the source of certain orthodontic products which comprised approximately 9% of the Company's consolidated annual net sales, excluding precious metal content in 2010, was located within the evacuation zone in Japan and has since relocated its operations to a location outside of the evacuation zone. While the supplier resumed partial delivery of products during the second half of 2011, the Company does not expect a return to normal supply levels until mid-year 2012. Also to help lessen the impact, the Company made temporary arrangements for limited alternative supply of certain products and has made certain restructuring actions to manage the cost structure of the orthodontic business. The Company's efforts in restructuring, along with finding limited alternative supply arrangements as well as partial resumption of products helped mitigate some of the negative impact from the shortage of supply during 2011, the impact in 2011 was approximately $0.15 per diluted share. The orthodontic products impacted by this situation are primarily sold and reported as part of the “Canada/Latin America/Endodontics/Orthodontics/Astra Tech” operating segment. Given that the Company does not manufacture these products, generally, the operating margins are lower than the Company's overall operating margins.

The Company's estimate of the potential negative impact in 2012 compared to 2011 is based on assumptions regarding the continued sourcing of limited alternative supply, the timing and success of the key supplier's resumption of full operations at an alternative site, the ability to successfully reduce the cost structure of the business during the supply disruption, customer acceptance of alternatively supplied products, and the Company's ability to achieve success in its sales and marketing strategies once supply resumes. While the Company expects shipments of certain orthodontic products from the Japanese supplier during the first half of 2012, a full return to manufacturing capacity is not expected until mid-year 2012. The Company expects that the impact of the supply disruption was greatest in the third and fourth quarters of 2011. The impact is expected to get sequentially better compared to the prior year beginning in the second quarter of 2012, however it will continue to result in negative year over year comparisons until the third quarter of 2012.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With over 65% of the Company's sales located in regions outside the U.S., the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

Impact of European Sovereign Debt Crisis on the Business

The Company continues to monitor the changing economic landscape as a result of the sovereign debt and liquidity crisis in certain countries located primarily in Europe. The crisis may impact certain customer's ability to timely pay for products and services. Approximately 45% of the Company's sales are located in Europe, primarily to non-governmental entities. The Company believes no additional allowances or reserves are required for open receivable positions as of December 31, 2011 beyond what has already been recorded, as the Company has noted no material change in payment practices of customers. If the outcome of the crisis is detrimental to our customers' ability to continue to make timely payments, the Company will assess the need for additional reserves, which could impact the Company's ability to recognize revenue or result in discontinuing sales to certain customers. Further economic decline as the result of austerity measures taken, or proposed to be taken, by European governments may have a detrimental affect on customers and could result in lower levels of demand for the Company's products. The negative impact of these potential outcomes could materially impact the Company results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years' data in order to conform to current year presentation.

RESULTS OF OPERATIONS

2011 Compared to 2010

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, into the following components: (1) constant currency, which includes internal growth and acquisition growth, and (2) foreign currency translation.  These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of DENTSPLY’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials.  Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, DENTSPLY reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods.  The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers.  The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

	Year Ended December 31,
(in millions)	2011	2010	$ Change	% Change

Net sales	$2,537.7	$2,221.0	$316.7	14.3%
Less: Precious metal content of sales	205.1	189.2	15.9	8.4%
Net sales, excluding precious metal content	$2,332.6	$2,031.8	$300.8	14.8%

The 14.8% increase in net sales, excluding precious metal content, included constant currency growth of 11.2%, and currency translation, which increased net sales, excluding precious metal content, by 3.6%.   The constant currency sales growth was comprised of internal growth of 0.4% and acquisition growth of 10.8%. Excluding sales in the Japanese market and Orthodontic business, the internal growth rate was 3.9% in 2011.

Constant Currency Sales Growth

The following tables includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2011
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	(0.4)%	(0.4)%	3.0%	0.4%
Acquisition sales growth	5.3%	18.3%	6.4%	10.8%
Constant currency sales growth	4.9%	17.9%	9.4%	11.2%

Adjust internal sales growth (a)	3.6%	2.2%	7.8%	3.9%
(a) Excludes Japanese and Orthodontic business

	Year Ended December 31, 2010
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	0.1%	2.9%	4.1%	2.1%
Acquisition sales growth	—%	0.8%	0.6%	0.5%
Constant currency sales growth	0.1%	3.7%	4.7%	2.6%

United States

During 2011, net sales, excluding precious metal content, increased by 4.9% in the U. S. on a constant currency basis, including 5.3% of acquisition growth. Excluding the Orthodontic business, the internal growth rate was 3.6% due primarily to increases in dental consumable, non-dental product and dental specialty sales, partially offset by lower dental laboratory product sales.

Europe

During 2011, net sales, excluding precious metal content, increased by 17.9% on a constant currency basis, including 18.3% of acquisition growth. Excluding the Orthodontic business, the internal growth rate was a positive 2.2% and was primarily driven by growth in the dental specialty, dental consumable and non-dental products and growth in the CIS markets partially offset by dental laboratory products. The increase in sales was further offset by lower volumes in precious metal alloy products.

All Other Regions

During 2011, net sales, excluding precious metal content, increased 9.4% on a constant currency basis, which includes 6.4% of acquisition growth. Excluding the Japanese market and Orthodontic business, internal growth was 7.8%, driven primarily by growth in dental specialty and dental consumable products, partially offset by lower sales in dental laboratory products.

Gross Profit

	Year Ended December 31,
(in millions)	2011	2010	$ Change	% Change

Gross profit	$1,273.4	$1,130.2	$143.2	12.7%
Gross profit as a percentage of net sales, including precious metal content	50.2%	50.9%
Gross profit as a percentage of net sales, excluding precious metal content	54.6%	55.6%

Gross profit as a percentage of net sales, excluding precious metal content, declined 1% during 2011 compared to 2010.  The gross profit rate was negatively impacted by approximately two percentage points from expensing of inventory fair value adjustments associated with acquisitions and from foreign exchange transaction impacts. These impacts were partially offset by favorable product mix from the Astra Tech acquisition and product price increases.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions)	2011	2010	$ Change	% Change

SG&A expenses	$936.8	$738.9	$197.9	26.8%
SG&A expenses as a percentage of net sales, including precious metal content	36.9%	33.3%
SG&A expenses as a percentage of net sales, excluding precious metal content	40.2%	36.4%

The increase in SG&A expenses as a percentage of net sales, excluding precious metal content, was 3.8% higher than in 2010. The increase included approximately a full percentage point for acquisition related expenses, legal and other charges in the year.  The rate also increased by approximately two percentage points to support the higher cost structure of recent acquisitions and costs to support our orthodontic business as it experienced a significant supply disruption caused by the natural disaster in Japan (also referred to hereafter as “Orthodontic business continuity costs”).  The Company also had higher expenses in support of its strong new product launches occurring in many key categories throughout the year.

Restructuring and Other Costs

	Year Ended December 31,
(in millions)	2011	2010	$ Change	% Change

Restructuring and other costs	$35.9	$11.0	$24.9	226.4%

The Company recorded net restructuring and other costs of $35.9 million in 2011 compared to $11.0 million in 2010. These costs were related to expenses associated with the acquisition of Astra Tech of $18.0 million, legal settlement cost of $12.6 million as well as restructuring costs primarily related to the orthodontic business. Also, the Company recorded certain other costs of $1.5 related to an impairment of previously acquired technology.

Other Income and Expenses

	Year Ended December 31,
(in millions)	2011	2010	$ Change

Net interest expense	$34.3	$20.8	$13.5
Other expense, net	10.3	1.8	8.5
Net interest and other expense	$44.6	$22.6	$22.0

Net Interest Expense

The change in net interest expense in 2011 compared to 2010, for the year ended December 31, was primarily the result of higher average debt levels in the U.S., and lower cash levels resulting from financing the $1.8 billion Astra Tech acquisition utilizing cash of $650.0 million and new debt of $1.2 billion. Interest expense increased $18.7 million due to higher debt levels as a result of the acquisitions and stock repurchases combined with stronger average euro and Swiss franc exchange and higher average euro interest rates on the Company's net investment hedges. Interest income increased $5.2 million on interest earned on an investment in convertible bonds and a positive impact relating to credit risk on derivatives versus the prior year. Average interest rates on euro investment balances were 50 basis points higher in the current year than the prior year and the U.S. dollar was 5% weaker against the euro. The impact of the Company's net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company's income and equity.
Other Expense, Net

Other expense in the 2011 period included approximately $2.9 million of currency transaction losses, $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expense. The 2010 period included approximately $3.3 million of currency transaction losses and $1.5 million of other non-operating income.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2011	2010	$ Change

Effective income tax rate	4.3%	25.0%

Equity in net income (loss) of unconsolidated affiliated company	$2.4	$(1.1)	$3.5

Net income attributable to noncontrolling interests	$2.9	$1.6	$1.3

Net income attributable to DENTSPLY International	$244.5	$265.7	$(21.2)

Diluted earnings per common share	$1.70	$1.82

Provision for Income Taxes

During 2011, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $46.7 million. In addition, the effective tax rate was favorably impacted by the Company's change in the mix of consolidated earnings.

The Company's effective income tax rates for 2011 and 2010 were 4.3% and 25.0%, respectively. In 2011, the Company's effective income tax rate included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles from acquisitions and the release of the valuation allowance and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $123.8 million and $75.4 million, respectively. In 2010, the Company's effective income tax rate included the impact of restructuring and other costs, acquisition related activity, provisions for a credit risk adjustment to outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $14.9 million and $3.3 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company's 17% ownership investment of DIO Corporation on December 9, 2010 resulted in a net income of $2.4 million on an after-tax basis for 2011. The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY. The Company's portion of the mark-to-market net gain incurred by DIO was approximately $2.2 million.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $1.3 million from 2010 to 2011.

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs and expensing of purchase price adjustments at an unconsolidated affiliated company, (2) restructuring and other costs, (3) amortization of purchased intangible assets, (4) Orthodontic business continuity costs, (5) income related to credit risk adjustments, (6) certain fair value adjustments at an unconsolidated affiliated company, and (7) income tax related adjustments. Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding. Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

The Company believes that the presentation of adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share provides important supplemental information to management and investors seeking to understand the Company's financial condition and results of operations.  The non-US GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Year Ended December 31, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$244,520	$1.70
Acquisition related activities, net of tax and noncontrolling interests	62,723	0.44
Restructuring and other costs, net of tax and noncontrolling interests	11,395	0.08
Amortization on purchased intangible assets, net of tax:
Prior to July 1, 2011	5,894	0.04
Astra Tech	8,534	0.06
Orthodontic business continuity costs, net of tax	2,128	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	—
Gain on fair value adjustment at an unconsolidated affiliated company, net of tax	(2,486)	(0.02)
Income tax related adjustments	(41,053)	(0.28)
Adjusted non-US GAAP earnings	$290,872	$2.03

	Year Ended December 31, 2010
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$265,708	$1.82
Restructuring and other costs, net of tax and noncontrolling interests	7,138	0.05
Amortization on purchased intangible assets, net of tax	5,990	0.04
Acquisition related activities, net of tax and noncontrolling interests	2,152	0.01
Loss on derivative at an unconsolidated affiliated company	1,131	0.01
Income tax related adjustments	1,073	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	—
Adjusted non-US GAAP earnings	$283,924	$1.94

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

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2011	2010	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$566.5	$526.8	$39.7	7.5%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$496.7	$445.6	$51.1	11.5%

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	$858.4	$662.6	$195.8	29.6%

Dental Laboratory Business/
Implants/Non-Dental	$416.0	$400.1	$15.9	4.0%

Segment Operating Income
(in millions)	Year Ended December 31,
	2011	2010	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$185.4	$176.1	$9.3	5.3%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$12.2	$17.2	$(5.0)	(29.1)%

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	$161.7	$195.8	$(34.1)	(17.4)%

Dental Laboratory Business/
Implants/Non-Dental	$79.9	$83.4	$(3.5)	(4.2)%

U.S., Germany and Certain Other European Regions Consumable Businesses

Net sales, excluding precious metal content, increased $39.7 million, or 7.5% during the year ended December 31, 2011 as compared to 2010.  On a constant currency basis, net sales, excluding precious metals content, increased 5.9%, which was driven by increased demand in most geographies.

Operating income increased $9.3 million during the year ended December 31, 2011 compared to 2010. Operating income was positively impacted by gross profit of approximately $17 million, which was a result of higher net sales and favorable foreign currency translation. This was partially offset by an increase in SG&A of approximately $7 million, primarily due to increase selling expense and unfavorable foreign currency translation.

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses

Net sales, excluding precious metal content, increased $51.1 million, or 11.5%, during the year ended December 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased $23.2 million, or 5.2%. The majority of the growth was in the Pacific Rim businesses, excluding Japan, as well as in the CIS, Middle East and Africa.

Operating income decreased $5.0 million during the year ended December 31, 2011 compared to 2010. Gross profit increased $13.0 million mainly due to higher sales and favorable currency translation partially offset by unfavorable geographic sales mix within the segment and negative foreign currency transaction impacts. SG&A expenses increased in 2011 by $17.9 million mainly due to unfavorable currency translation and higher marketing and selling expense particularly in emerging markets and Pacific Rim businesses.

Canada/Latin America/Endodontics/Orthodontics/Astra Tech

Net sales, excluding precious metal content, increased $195.8 million, or 29.6%, during the year ended December 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased by 26.0% primarily driven by the Astra Tech acquisition. Net sales, excluding precious metal content, were negatively impacted by the Orthodontic business as discussed in the Overview.

Operating income decreased $34.1 million during the year ended December 31, 2011 compared to 2010. Gross profit increased $102.6 million which was primarily attributed to the acquisition of Astra Tech and favorable currency translation. Gross profit was also negatively impacted by $32.8 million from the expensing of inventory fair value adjustment associated with the Astra Tech acquisition as well as the impact from lower orthodontic sales. SG&A expenses increased by $136.7 million, which included $8.5 million of acquisition related costs for Astra Tech. Additionally, increased SG&A expense also included operating expenses for the Astra Tech business, the Company's Orthodontic business continuity costs during the period of lower sales activity, higher marketing and selling expenses for product launches and the negative impact of foreign currency translation.

Dental Laboratory Business/Implants/Non-Dental

Net sales, excluding precious metal content, decreased $15.9 million, or 4.0%, during the year ended December 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 0.5% over prior year as growth in the dental implant and non-dental businesses was offset by the dental laboratory business.

Operating income decreased $3.5 million during the year ended December 31, 2011 compared to 2010, primarily due to lower sales and unfavorable product mix in the Dental Laboratory business offset by increased sales in the dental implant and non-dental businesses. In addition, SG&A expenses increased $10.8 million primarily due to investment in dental implants and the negative impact of currency translation.

RESULTS OF OPERATIONS

2010 Compared to 2009

Net Sales

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

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2010
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	0.1%	2.9%	4.1%	2.1%
Acquisition sales growth	—	0.8%	0.6%	0.5%
Constant currency sales growth	0.1%	3.7%	4.7%	2.6%

	Year Ended December 31, 2009
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	(1.7)%	(3.8)%	0.3%	(2.1)%
Acquisition sales growth	1.0%	7.8%	4.3%	4.4%
Constant currency sales growth	(0.7)%	4.0%	4.6%	2.3%

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

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2010	2009	$ Change

Effective income tax rate	25.0%	24.5%

Equity in net loss of unconsolidated affiliated company	$(1.1)	$—	$(1.1)

Net income attributable to noncontrolling interests	$1.6	$0.2	$1.4

Net income attributable to DENTSPLY International	$265.7	$274.3	$(8.6)

Diluted earnings per common share	$1.82	$1.83

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

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $1.4 million from 2009 to 2010.

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs and expensing of purchase price adjustments at an unconsolidated affiliated company, (2) restructuring and other costs, (3) amortization of purchased intangible assets, (4) Orthodontic business continuity costs, (5) income related to credit risk adjustments, (6) certain fair value adjustments at an unconsolidated affiliated company, and (7) income tax related adjustments. Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding. Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

The Company believes that the presentation of adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share provides important supplemental information to management and investors seeking to understand the Company's financial condition and results of operations.  The non-US GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Year Ended December 31, 2010
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$265,708	$1.82
Restructuring and other costs, net of tax and noncontrolling interests	7,138	0.05
Amortization on purchased intangible assets, net of tax	5,990	0.04
Acquisition related activities, net of tax and noncontrolling interests	2,152	0.01
Loss on derivative at an unconsolidated affiliated company	1,131	0.01
Income tax related adjustments	1,073	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	—
Adjusted non-US GAAP earnings	$283,924	$1.94

	Year Ended December 31, 2009
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$274,258	$1.83
Amortization on purchased intangible assets, net of tax	6,973	0.05
Restructuring and other costs, net of tax and noncontrolling interests	5,075	0.03
Acquisition related activities, net of tax and noncontrolling interests	1,830	0.01
Income tax related adjustments	(5,423)	(0.03)
Rounding	—	(0.01)
Adjusted non-US GAAP earnings	$282,713	$1.88

Operating Segment Results

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2010	2009	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$526.8	$526.7	$0.1	—

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$445.6	$436.8	$8.8	2.0%

Canada/Latin America/Endodontics/
Orthodontics	$662.6	$618.4	$44.2	7.1%

Dental Laboratory Business/
Implants/Non-Dental	$400.1	$412.2	$(12.1)	(2.9)%

Segment Operating Income
(in millions)	Year Ended December 31,
	2010	2009	$ Change	% Change
U.S., Germany and Certain Other
European Regions Consumable Businesses	$176.1	$158.4	$17.7	11.2%

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	$17.2	$19.7	$(2.5)	(12.7)%

Canada/Latin America/Endodontics/
Orthodontics	$195.8	$185.8	$10.0	5.4%

Dental Laboratory Business/
Implants/Non-Dental	$83.4	$92.6	$(9.2)	(9.9)%

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

Operating income decreased $2.5 million during the year ended December 31, 2010 compared to 2009.  The decrease was primarily attributable to $4 million higher expenses for certain investments in emerging markets partially offset by an increase of $1.5 million in gross profit, primarily due to foreign currency translation.

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

CRITICAL ACCOUNTING JUDGMENTS AND POLICIES

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. Some events as described below could cause results to differ significantly from those determined using estimates. The Company has identified below the accounting estimates believed to be critical to its business and results of operations.

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

Goodwill and Other Long-Lived Assets

Goodwill and Indefinite-Lived Assets

The Company follows the accounting standards for goodwill and indefinite-lived intangibles, which require an annual test for impairment to goodwill using a fair value approach. In addition to minimum annual impairment tests, the Company also requires that impairment assessments be made more frequently if events or changes in circumstances indicate that the goodwill or indefinite-lived assets might be impaired. If impairment related to goodwill is identified, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Other Long-Lived Assets

Other long-lived assets, such as definite-lived intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. In accordance with US GAAP, these assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable based upon an evaluation of the identifiable undiscounted cash flows. If impaired based on the identifiable undiscounted cash flows, the asset's fair value is determined using the discounted cash flow and market participant assumptions. The resulting charge reflects the excess of the asset's carrying cost over its fair value.

Impairment Assessment

Assessment of the potential impairment of goodwill and other long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company's discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. Information with respect to the Company's significant accounting policies on goodwill and other long-lived assets are included in Note 1, Significant Accounting Policies, to the consolidated financial statements.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss. The ranges established by management are based on analysis made by internal and external legal counsel who consider information known at the time. If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

Income Taxes

Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes the U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2011, the Company recorded a valuation allowance of $71.8 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2011 were $393.5 million compared to $377.5 million during the year ended December 31, 2010. The increase of $16.0 million in operating cash flow in the 2011 period compared to 2010 is depressed by certain adjustments in the period relating to the Astra Tech acquisition, legal settlements and other items. Improvements in inventory of $30.8 million and accrued liabilities of $40.3 million were offset by an increase in accounts receivable of $3.6 million and decreased tax liabilities of $80.2 million in 2011 when compared to 2010. As a result of the Astra Tech purchase, the Company's cash, cash equivalents and short-term investments decreased by $462.9 million during the year ended December 31, 2011 to $77.1 million.

For the years ended December 31, 2011 and 2010, the number of days for sales outstanding in accounts receivable, on a constant currency basis, was unchanged at 54 days. On a constant currency basis, the number of days of sales in inventory was unchanged at 100 days for the years ended December 31, 2011 and 2010.

Investing activities during 2011 include capital expenditures of $71.2 million. Investments of $1.8 billion relate to the acquisition of Astra Tech and several smaller dental product businesses. Financing activity includes $19.1 million during 2011 to acquire the remaining shares of two non-controlling interests in subsidiaries and a contingent payment on a previous acquisition.

At December 31, 2011, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 2.2 million shares, or approximately 1.5% of average diluted shares outstanding, during 2011 at an average price of $36.34. As of December 31, 2011 and 2010, the Company held 21.1 million and 21.0 million shares of treasury stock, respectively. The Company also received proceeds of $42.3 million primarily as a result of 1.9 million stock option exercises during the year ended December 31, 2011.

DENTSPLY's total long-term debt, including the current portion, at December 31, 2011 and 2010 was $1,491.4 million and $606.5 million, respectively. The Company's long-term borrowings increased by a net of $884.9 million during the year ended December 31, 2011. This net change included a net increase in borrowings of $876.9 million during the year ended 2011, plus an increase of $8.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. During the year ended December 31, 2011, the Company's ratio of long-term debt, including the current portion, to total capitalization increased to 44.2% compared to 24.1% at December 31, 2010. DENTSPLY defines total capitalization as the sum of total long-term debt, including the current portion, plus total equity.

On April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million Private Placement Note (“Note”) to variable rate based upon three month LIBOR for a term of five years ending February 2016.  The notional value of the swaps will decline proportionately as portions of the Note come due.  These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate Note.  Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the consolidated statements of operations.
On June 24, 2011, the Company entered into a $500.0 million T-Lock which was closed out August 19, 2011, to hedge the base rate interest variability exposure of the Company's then planned ten year bond issuance. The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period, while $30.8 million remained effective on the Company's issuance of $450.0 million ten year bonds. The effective portion of the fair value is recognized in AOCI. As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.
On July 27, 2011, the Company entered into a new Revolving Credit Agreement to replace the 2010 Revolving Credit Agreement dated May 7, 2010, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $200.0 million through May 7, 2013. The new Credit Agreement provides for a new five-year, $500.0 million multi-currency revolving credit facility through July 27, 2016 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company's operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. In connection with this transaction, the Company paid in full all outstanding revolving loans, together with interest and all other amounts due in connection with such repayment, under the 2010 Revolving Credit Agreement. At December 31, 2011 outstanding borrowings, in the form of issued commercial paper, were $266.8 million under the multi-currency revolving facility.
On August 23, 2011, the Company issued $1.0 billion of senior unsecured notes to partially finance the Astra Tech acquisition. The notes were issued in three tranches; $250.0 million two-year floating rate notes at a variable rate of three month USD LIBOR plus 1.5%, $300.0 million five-year fixed rate notes with a semi-annual coupon of 2.75%, and $450.0 million ten-year fixed rate notes with a semi-annual coupon of 4.125%. Underwriting fees and discounts totaled $7.6 million resulting in net proceeds of $992.4 million. The bonds are rated BBB+ by Standard and Poor's(S&P) and Baa2 by Moody's Investors Service (Moody's).
On August 24, 2011, the Company amended its Corporate Commercial Paper Program, increasing the facility to a total of $500.0 million and adding a second dealer, JPMorgan Securities LLC, in addition to Citigroup Global Markets Inc. The commercial paper facility is unsecured and is rated A-2 and P-2 by S&P and Moody's, respectively. The Company issued $175.0 million on

August 30, 2011 to partly finance the acquisition of Astra Tech.
On August 31, 2011, the Company closed on an additional $250.0 million committed 364-day Revolving Credit Agreement to partially backstop its commercial paper facility. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company's operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.
On September 1, 2011, the Company refinanced the 65.0 million Swiss franc five-year term loan with PNC Bank which was due March 1, 2012. The new loan bears interest at Swiss franc three-month LIBOR plus 1.125% spread and is due September 1, 2016. The loan is designated as a hedge of net investment in the Company's Switzerland based operations. The loan is unsecured and contains certain affirmative and negative covenants relating to the Company's operations and financial condition, including prescribed leverage and interest coverage ratios. The facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. The Company simultaneously entered into a pay fixed - receive variable interest rate swap with PNC Bank to fix the Swiss franc interest rate at 0.7% for the five-year term of the loan. The interest rate swap is designated as a cash flow hedge of the base interest rate risk on the Swiss loan. The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for a payment of $1.8 million, reported in other income (expense), net in the consolidated statement of operations during the quarter ended September 30, 2011.
On September 28, 2011, the Company refinanced the 12.5 billion Japanese yen three-year term loan with a syndicate of Japanese lenders arranged by Bank of Tokyo Mitsubishi Trust Company (“BTMU”) which was due March 28, 2012. The new loan bears interest at Japanese yen three month LIBOR plus 0.90% spread and is due September 29, 2014. The loan is designated as a hedge of our net investment in our Japanese based operations. The loan is unsecured and contains certain affirmative and negative covenants relating to the Company's operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. The Company simultaneously entered into two pay fixed - receive variable interest rate swaps with Citibank NA and BTMU to fix the Japanese yen interest rate at 0.2% for the three-year term of the loan. The interest rate swaps are designated as cash flow hedges of the base interest rate risk on the Japanese loan. The refinanced loan also had an interest rate swap designated as a cash flow hedge which was cash settled upon early termination for an a payment of $1.1 million, reported in other income(expense), net during the quarter ended September 30, 2011.
Effective November 18, 2011, the Company extended the Swiss franc 80.4 million maturing cross currency basis swaps until November 18, 2014. This Net Investment Hedge was traded at an exchange rate of 0.9182 franc per dollar which resulted in additional cash investment of $23.1 million into the hedge value. The Company will receive three-month USD LIBOR and pays three-month Swiss franc LIBOR minus 44.5 basis points.

The Company also has access to $65.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2011, $8.5 million was outstanding under these short-term lines of credit.  At December 31, 2011, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $548.2 million.

At December 31, 2011, the Company held $136.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2011:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
(in thousands)

Long-term borrowings	$1,409	$489,856	$546,745	$450,796	$1,488,806
Operating leases	38,946	46,630	29,267	27,416	142,259
Interest on long-term borrowings, net
of interest rate swap agreements	46,850	79,604	57,366	85,945	269,765
Postretirement obligations	9,841	22,848	23,767	71,864	128,320
Cross currency swaps	13,790	165,825	—	—	179,615
Precious metal consignment agreements	136,849	—	—	—	136,849
	$247,685	$804,763	$657,145	$636,021	$2,345,614

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $21.9 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 12, Income Taxes, to the consolidated financial statements).

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 10, Financing Arrangements, to the consolidated financial statements. As noted in the Company's consolidated statements of cash flows, the Company continues to generate strong cash flows from operations, which is used to finance the Company's activities.

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

Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments. The Company estimated the fair value and carrying value of its total long term-debt, including the current portion of long-term debt, was $1,512.5 million and $1,491.4 million, respectively, as of December 31, 2011. As of December 31, 2010, the fair value and carrying value of its long-term debt, including the current portion of long-term debt was $611.2 million and $606.5 million, respectively. The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.1%, 2.8%, and 4.1%, respectively, and their fair value is based on the market interest rates as of December 31, 2011. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values. At December 31, 2011, an increase of 1.0% in the interest rate on the variable interest rate debt would increase the Company's interest expense by approximately $6.3 million. The following table shows the Company's principal outstanding debt amounts and the associated weighted average interest rates as of December 31, 2011.

Financial Instruments
	EXPECTED MATURITY DATES
							December 31, 2011
(in thousands)	2012	2013	2014	2015	2016	2017 and beyond	Carrying Value	Fair Value

Notes Payable:
U.S. dollar denominated	$267,755	$—	$—	$—	$—	$—	$267,755	$267,755
Average interest rate	0.5%						0.5%
Taiwan dollar denominated	135	—	—	—	—	—	135	135
Average interest rate	—%						—%
Euro denominated	2,468	—	—	—	—	—	2,468	2,468
Average interest rate	3.3%						3.3%
Brazilian real denominated	4,934	—	—	—	—	—	4,934	$4,934
Average interest rate	14.0%						14.0%
Total Notes Payable	$275,292	$—	$—	$—	$—	$—	$275,292	$275,292
Average interest rates	0.8%						0.8%

Current Portion of
Long-term Debt:
Brazilian real denominated	$84	$—	$—	$—	$—	$—	$84	$84
Average interest rate	11.0%						11.0%
Euro denominated	1,325	—	—	—	—	—	1,325	1,325
Average interest rate	2.3%						2.3%
Total Current Portion of Long-Term Debt	$1,409	$—	$—	$—	$—	$—	$1,409	$1,409
Average interest rates	2.8%						2.8%

Long-Term Debt:
U.S. dollar denominated	$—	$250,000	$76,367	$101,805	$375,957	$448,497	$1,252,626	$1,273,750
Average interest rate		2.0%	4.1%	4.1%	3.0%	4.1%	3.4%
Swiss franc denominated	—	—	—	—	69,197	—	69,197	69,197
Average interest rate					1.2%		1.2%
Brazilian real denominated	—	—	—	—	1,392	—	1,392	1,392
Average interest rate					6.6%		6.6%
Japanese yen denominated	—	—	162,956	—	392	27	163,375	163,375
Average interest rate			1.1%		5.8%	4.0%	1.1%
Euro denominated	—	1,416	561	370	303	770	3,420	3,420
Average interest rate		2.8%	3.2%	3.2%	3.2%	3.2%	3.0%
Total Long-Term Debt,net current portion	$—	$251,416	$239,884	$102,175	$447,241	$449,294	$1,490,010	$1,511,134
Average interest rates		2.0%	2.1%	4.1%	2.8%	4.1%	3.0%

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

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the forward foreign exchange contracts as cash flow hedges. As a result, the Company records the fair value of the contract primarily through AOCI based on the tested effectiveness of the forward foreign exchange contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statement of operations in the same period that the hedged transaction is recorded. Any time value component of the hedge fair value is deemed ineffective and will be reported currently in “Other expense (income), net” in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

During the third quarter of 2011, the Company entered into five new cross currency basis swaps totaling 260.0 million euros (the “Euro Swaps”). The Euro Swaps mature in October 2013, and the Company pays three-month Euro Inter-Bank Offered Rate ("EURIBOR") minus 52.75 basis points on EUR 260.0 million and receives three month U.S. dollar LIBOR on $350.9 million. During the fourth quarter of 2011, the Company entered into three new cross currency basis swaps totaling 80.4 million Swiss franc (the “Swiss Swaps”). The Swiss Swaps mature in November 2014, and the Company pays three-month Swiss franc London Inter-Bank Offered Rate ("LIBOR") minus 44.5 basis points on Swiss francs 80.4 million and receives three-month U.S. dollar LIBOR on $87.6 million. The new contracts were entered into to replace maturing contracts. The Swiss franc and Euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and Euro denominated net assets. The interest rate differential is recognized in the earnings as "Interest income" or "Interest expense" as it is accrued. The foreign currency revaluation is recorded in AOCI, net of tax effects.

At December 31, 2011 and 2010, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2011 and December 31, 2010, the estimated net fair values of the cross currency interest rate swap agreements were a liability of $111.9 million and a liability of $169.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2011 and 2010, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs, Japanese yen and Swedish krona, net of these net investment hedges, were $134.2 million in losses and $45.4 million in gains, respectively, which were included in AOCI, net of tax effects.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of December 31, 2011, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three- years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five- years, ending in September 2016.
On June 24, 2011 the Company entered into a $500.0 million Treasury Rate Lock (“T-Lock”) , which was terminated on August 19, 2011, to hedge the base rate interest variability exposure of the Company's planned ten year bond issuance. The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period, while $30.8 million remained effective on the Company's issuance of $450.0 million ten year bonds. The effective portion of the hedge is recognized in AOCI. As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the swap primarily through AOCI based on the tested effectiveness of the commodity swap. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statement of operations in the same period that the hedged transaction is recorded. Any time value component of the hedge fair value is deemed ineffective and will be reported currently in “Interest expense” in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.
At December 31, 2011, the Company had swaps in place to purchase 1,126 troy ounces of platinum bullion for use in production at an average fixed rate of $1,527 per troy ounce.  In addition, the Company had swaps in place to purchase 125,058 troy ounces of silver bullion for use in production at an average fixed rate of $28 per troy ounce.

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

At December 31, 2011, the Company had 134,657 troy ounces of precious metal, primarily gold, platinum and palladium, on consignment for periods of less than one year with a market value of $136.8 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2011, the average annual rate charged by the consignor banks was 0.63%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Astra Tech AB (“Astra Tech”), which the Company acquired through a purchase business combination during the year ended December 31, 2011.  Astra Tech represents approximately $207.1 million of the Company's consolidated revenues for the year ended December 31, 2011 and $1.1 billion (this excludes goodwill arising from the acquisition accounting of Astra Tech because controls relating to goodwill were included in our assessment) of the Company's consolidated total assets as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 24, 2012		February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 15(a)(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Astra Tech AB ("Astra Tech") from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Astra Tech from our audit of internal control over financial reporting. Astra Tech is a wholly-owned subsidiary whose total assets and total revenues represent $1.1 billion and $207.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/	PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2012

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Net sales	$2,537,718	$2,221,014	$2,159,378
Cost of products sold	1,264,278	1,090,856	1,053,015

Gross profit	1,273,440	1,130,158	1,106,363
Selling, general and administrative expenses	936,847	738,901	718,230
Restructuring and other costs	35,865	10,984	6,890

Operating income	300,728	380,273	381,243

Other income and expenses:
Interest expense	43,814	25,089	21,896
Interest income	(9,456)	(4,254)	(5,032)
Other expense (income), net	10,259	1,782	1,023

Income before income taxes	256,111	357,656	363,356
Provision for income taxes	11,016	89,225	88,944
Equity in net income (loss) of unconsolidated affiliated company	2,351	(1,096)	—

Net income	247,446	267,335	274,412

Less: Net income attributable to noncontrolling interests	2,926	1,627	154

Net income attributable to DENTSPLY International	$244,520	$265,708	$274,258

Earnings per common share:
Basic	$1.73	$1.85	$1.85
Diluted	$1.70	$1.82	$1.83

Weighted average common shares outstanding:
Basic	141,386	143,980	148,319
Diluted	143,553	145,985	150,102

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$77,128	$540,038
Accounts and notes receivable-trade, net	427,709	344,796
Inventories, net	361,762	308,738
Prepaid expenses and other current assets	146,304	121,473
Total Current Assets	1,012,903	1,315,045

Property, plant and equipment, net	591,445	423,105
Identifiable intangible assets, net	791,100	78,743
Goodwill, net	2,190,063	1,303,055
Other noncurrent assets, net	169,887	138,003
Total Assets	$4,755,398	$3,257,951

Liabilities and Equity
Current Liabilities:
Accounts payable	$149,117	$114,479
Accrued liabilities	289,201	224,745
Income taxes payable	9,054	13,113
Notes payable and current portion of long-term debt	276,701	7,754
Total Current Liabilities	724,073	360,091

Long-term debt	1,490,010	604,015
Deferred income taxes	249,822	72,489
Other noncurrent liabilities	407,342	311,444
Total Liabilities	2,871,247	1,348,039

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at December 31, 2011 and 2010, respectively	1,628	1,628
Capital in excess of par value	229,687	204,902
Retained earnings	2,535,709	2,320,350
Accumulated other comprehensive income	(190,970)	24,156
Treasury stock, at cost, 21.1 million shares at December 31, 2011 and 21.0 million shares at December 31, 2010	(727,977)	(711,650)
Total DENTSPLY International Equity	1,848,077	1,839,386
Noncontrolling Interests	36,074	70,526
Total Equity	1,884,151	1,909,912
Total Liabilities and Equity	$4,755,398	$3,257,951

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2008	$1,628	$187,154	$1,838,958	$39,612	$(479,630)	$1,587,722	$71,691	$1,659,413
Comprehensive Income:
Net income	—	—	274,258	—	—	274,258	154	274,412
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	50,566	—	50,566	3,008	53,574
Net loss on derivative financial instruments	—	—	—	(13,960)	—	(13,960)	—	(13,960)
Pension liability adjustments	—	—	—	7,324	—	7,324	—	7,324

Comprehensive Income						318,188	3,162	321,350

Exercise of stock options	—	(11,515)	—	—	24,921	13,406	—	13,406
Tax benefit from stock options exercised	—	3,505	—	—	—	3,505	—	3,505
Share based compensation expense	—	16,276	—	—	—	16,276	—	16,276
Funding of Employee Stock Option Plan	—	(63)	—	—	1,408	1,345	—	1,345
Treasury shares purchased	—	—	—	—	(78,718)	(78,718)	—	(78,718)
RSU dividends	—	138	(138)	—	—	—	—	—
Cash dividends ($0.200 per share)	—	—	(29,619)	—	—	(29,619)	—	(29,619)

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958
Comprehensive Income:
Net income	—	—	265,708	—	—	265,708	1,627	267,335
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	(49,519)	—	(49,519)	(4,592)	(54,111)
Net loss on derivative financial instruments	—	—	—	(12,848)	—	(12,848)	—	(12,848)
Net unrealized holding gains on available-for-sale investments	—	—	—	11,029	—	11,029	—	11,029
Pension liability adjustments	—	—	—	(8,048)	—	(8,048)	—	(8,048)

Comprehensive Income						206,322	(2,965)	203,357

Exercise of stock options	—	(10,107)	—	—	40,296	30,189	—	30,189
Tax benefit from stock options exercised	—	4,663	—	—	—	4,663	—	4,663
Share based compensation expense	—	18,803	—	—	—	18,803	—	18,803
Funding of Employee Stock Option Plan	—	208	—	—	1,132	1,340	—	1,340
Treasury shares purchased	—	—	—	—	(223,993)	(223,993)	—	(223,993)
Dividends from noncontrolling interests	—	—	—	—	—	—	(1,362)	(1,362)
RSU distributions	—	(4,313)	—	—	2,934	(1,379)	—	(1,379)
RSU dividends	—	153	(153)	—	—	—	—	—
Cash dividends ($0.200 per share)	—	—	(28,664)	—	—	(28,664)	—	(28,664)

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912
Comprehensive Income:
Net income	—	—	244,520	—	—	244,520	2,926	247,446
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	(207,813)	—	(207,813)	(196)	(208,009)
Net gain on derivative financial instruments	—	—	—	9,258	—	9,258	—	9,258
Net unrealized holding losses on available-for-sale investments	—	—	—	(11,545)	—	(11,545)	—	(11,545)
Pension liability adjustments	—	—	—	(3,164)	—	(3,164)	—	(3,164)

Comprehensive Income						31,256	2,730	33,986

Acquisition of noncontrolling interest	—	22,782	—	(1,862)	—	20,920	(37,008)	(16,088)
Exercise of stock options	—	(14,677)	—	—	56,952	42,275	—	42,275
Tax benefit from stock options exercised	—	1,039	—	—	—	1,039	—	1,039
Share based compensation expense	—	20,947	—	—	—	20,947	—	20,947
Funding of Employee Stock Option Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(79,500)	(79,500)	—	(79,500)
Dividends from noncontrolling interests	—	—	—	—	—	—	(174)	(174)
RSU distributions	—	(5,872)	—	—	3,626	(2,246)	—	(2,246)
RSU dividends	—	187	(187)	—	—	—	—	—
Cash dividends ($0.205 per share)	—	—	(28,974)	—	—	(28,974)	—	(28,974)

Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:

Net income	$247,446	$267,335	$274,412

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,039	56,868	54,087
Amortization of intangible and other assets	20,996	9,044	10,643
Amortization of deferred financing costs	8,023	428	445
Deferred income taxes	(88,402)	15,119	195
Share based compensation expense	20,947	18,803	16,276
Restructuring and other costs - non-cash	2,460	379	369
Stock option income tax benefit	(1,039)	(4,663)	(3,505)
Net interest expense on derivatives with an other-than-insignificant financing element	3,853	1,635	—
Other non-cash expense (income)	18,587	7,249	(8,650)
Loss (gain) on disposal of property, plant and equipment	570	113	(1,997)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	1,469	5,115	(16,942)
Inventories, net	21,503	(9,309)	27,710
Prepaid expenses and other current assets	(933)	(3,705)	6,996
Other noncurrent assets	(1,560)	(1,154)	(192)
Accounts payable	10,816	2,165	(4,947)
Accrued liabilities	38,365	9,004	(1,708)
Income taxes	26,139	2,786	8,104
Other noncurrent liabilities	190	249	1,193

Net cash provided by operating activities	393,469	377,461	362,489

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(1,787,516)	(35,556)	(2,986)
Capital expenditures	(71,186)	(44,236)	(56,481)
Purchase of convertible debt issued by affiliate	—	(49,654)	—
Purchase of company owned life insurance policies	—	(2,000)	—
Payments on settlement of net investment hedges	(25,575)	(34,978)	—
Expenditures for identifiable intangible assets	(3,068)	(1,606)	(14)
Liquidations of short-term investments	6	—	222
Proceeds from sale of property, plant and equipment	497	3,562	5,860

Net cash used in investing activities	(1,886,842)	(164,468)	(53,399)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	1,106,514	368,611	86,091
Payments on long-term borrowings	(251,932)	(242,137)	(58,403)
Increase (decrease) in short-term borrowings	270,209	(9,657)	(7,465)
Payments on terminated derivative instruments	(34,628)	—	—
Proceeds from exercise of stock options	42,275	30,189	13,406
Excess tax benefits from share based compensation	1,039	4,663	3,505
Cash paid for contingent consideration on prior acquisitions	(3,023)	—	—
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(16,088)	—	—
Cash paid for treasury stock	(79,500)	(223,993)	(78,718)
Cash dividends paid	(28,632)	(29,077)	(29,836)
Net interest payments on derivatives with an other-than-insignificant financing element	(3,853)	(1,635)	—

Net cash provided by (used in) financing activities	1,002,381	(103,036)	(71,420)

Effect of exchange rate changes on cash and cash equivalents	28,082	(20,267)	8,687

Net (decrease) increase in cash and cash equivalents	(462,910)	89,690	246,357

Cash and cash equivalents at beginning of period	540,038	450,348	203,991

Cash and cash equivalents at end of period	$77,128	$540,038	$450,348

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$34,048	$21,856	$23,231
Income taxes paid	$58,646	$64,787	$76,207

The accompanying notes are an integral part of these financial statement

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), designs, develops, manufactures and markets a broad range of professional dental products.  The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, and ultrasonic scalers; the leading United States manufacturer and distributor of denture teeth, dental handpieces, dental x-ray film holders, film mounts and prophylaxis paste; and a leading worldwide manufacturer or distributor of dental injectable anesthetics, impression materials, orthodontic appliances, dental cutting instruments, dental implants and restorative dental materials, dental sealants, and crown and bridge materials. The Company most recently expanded into consumable medical devices products consisting mainly of urological catheters and certain surgical products. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. The Company also consolidates all variable interest entities (“VIE”) where the Company has determined that it has the power to direct the activities that most significantly impact the VIE's economic performance and shares in either the significant risks or rewards of the VIE. The Company continually reassesses its VIE to determine if consolidation is appropriate. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in nonconsolidated affiliates (20-50 percent owned companies, joint ventures and partnerships as well as less than 20 percent ownership positions where the Company maintains significant influence over the subsidiary) are accounted for using the equity method.

The accompanying audited consolidated statements of operations for the year ended December 31, 2011 include the results of operations for Astra Tech AB (“Astra Tech”) for the period September 1, 2011 to December 31, 2011. The accompanying audited consolidated balance sheet at December 31, 2011 includes Astra Tech's acquired assets and assumed liabilities. (See Note 3 - Business Acquisitions and Investments in Affiliates).

Cash and Cash Equivalents

Cash and cash equivalents include deposits with banks as well as highly liquid time deposits with maturities at the date of purchase of ninety days or less.

Short-term Investments

Short-term investments are highly liquid time deposits with original maturities at the date of purchase greater than ninety days and with remaining maturities of one year or less.

Accounts and Notes Receivable-Trade

The Company sells dental and certain healthcare products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses.”

Accounts receivable – trade is stated net of these allowances that were $15.0 million and $8.8 million at December 31, 2011 and 2010, respectively. The 2011 amount includes $7.4 million related to Astra Tech.  For the years ended December 31, 2011 and 2010, the Company wrote-off $1.4 million and $2.6 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $0.5 million during 2011. In 2010, the Company reduced the provision for doubtful accounts by $0.2 million.

Additionally, notes receivable – trade is stated net of these allowances that were $0.9 million and $0.8 million at December 31, 2011 and 2010, respectively.  The Company recorded provisions for doubtful accounts on notes receivable – trade of $1.0 million for 2011 and $0.7 million for 2010.  Additionally, the Company wrote-off $0.9 million in 2011.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2011 and 2010, the cost of $7.1 million, or 2.0%, and $6.9 million, or 2.2%, respectively, of inventories was determined by the last in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.  The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2011 and 2010 by $5.6 million and $4.9 million, respectively.

Valuation of Goodwill and Other Long-Lived Assets

Assessment of the potential impairment of goodwill and other long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, future cash flows, a key variable in assessing the impairment of these assets, may decrease and as a result the Company may be required to recognize impairment charges. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges being recognized. The following information outlines the Company's significant accounting policies on long-lived assets by type.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, during the Company's second quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment throughout the year.  This impairment assessment includes an evaluation of various reporting units, which is an operating segment or one reporting level below the operating segment. The Company performs impairment tests using a fair value approach. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If impairment is identified on goodwill, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill.

The Company's fair value approach involves using a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross profit and operating expense assumptions consistent with its historical trends. The total cash flows were discounted based on market participant data, which included the Company's weighted-average cost of capital. The Company considered the current market conditions when determining its assumptions. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment is provided in Note 8, Goodwill and Intangible Assets.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization. Valuations of identifiable intangibles assets acquired are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value. In-process research and development assets are not subject to amortization until the product associated with the research and development is substantially complete and is a viable product. At that time, the useful life to amortize the intangible asset is determined by identifying the period in which substantially all the cash flows are expected to be generated and the asset is moved to definite-lived.

These assets are reviewed for impairment annually or whenever events or circumstances suggest that the carrying amount of the asset may not be recoverable. The Company uses an income approach, more specifically a relief from royalty method. Significant management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. Other assumptions are consistent with those applied to goodwill impairment testing. If the carrying value exceeds the fair value, an impairment loss in the amount equal to the excess is recognized.

Identifiable Definite-Lived Intangible Assets

Identifiable definite-lived intangible assets, which primarily consist of patents, trademarks, brand names, non-compete agreements and licensing agreements, are amortized on a straight-line basis over their estimated useful lives. Valuations of identifiable intangibles assets acquired are based on information and assumptions available at the time of acquisition, using income and market model approaches to determine fair value.

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

Marketable Securities

The Company's marketable securities consist of debt instruments that are classified as available-for-sale in “Other noncurrent assets, net” on the consolidated balance sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss.

Derivative Financial Instruments

The Company records all derivative instruments on the consolidated balance sheet at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”).

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

Pension and Other Postretirement Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans. Many of the employees have available to them defined contribution plans.  Additionally, certain union and salaried employee groups in the United States are covered by postretirement healthcare plans.  Costs for Company-sponsored defined benefit and postretirement benefit plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends.  Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postretirement benefits.  Changes in these assumptions can impact the Company’s earnings before income taxes.  In determining the cost of postretirement benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined.  These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates.  The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans.  The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.  The Company reports the funded status of its defined benefit pension and other postretirement benefit plans on its consolidated balance sheets as a net liability or asset.  Additional information related to the impact of changes in these assumptions is provided in Note 13, Benefit Plans.

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

Accumulated Other Comprehensive Income

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2011, 2010 and 2009, these tax adjustments were $167.5 million, $158.7 million and $143.0 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in AOCI in the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2011	2010

Foreign currency translation adjustments	$(37,216)	$170,597
Net loss on derivative financial instruments	(117,390)	(126,648)
Net unrealized holding (loss) gain on available for-sale securities	(516)	11,029
Pension liability adjustments	(33,986)	(30,822)
Foreign currency translation related to acquisition of noncontrolling interests	(1,862)	—
	$(190,970)	$24,156

The cumulative foreign currency translation adjustments included translation gains of $96.3 million and $294.6 million as of December 31, 2011 and 2010, respectively, offset by losses of $133.5 million and $124.0 million, respectively, on loans designated as hedges of net investments.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2011, the Company had losses of $9.6 million on its loans designated as hedges of net investments and translation losses of $200.1 million. During the year ended December 31, 2010, the Company had losses of $16.3 million on its loans designated as hedges of net investments and translation losses of $33.2 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction losses of $2.9 million, $3.3 million and $0.3 million in 2011, 2010, and 2009, respectively, are included in “Other expense (income), net” on the consolidated statements of operations.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $205.1 million, $189.2 million and $168.7 million for 2011, 2010 and 2009, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” and amounted to $66.7 million, $49.4 million and $50.3 million for 2011, 2010 and 2009, respectively.

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

The Company classifies its equity in net earnings of unconsolidated affiliates in the consolidated statements of operations under the title of “Equity in net income (loss) of unconsolidated affiliated company”.

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

Variable Interest Entities

The Company follows US GAAP accounting guidance for variable interest entities (“VIE”). The guidance includes: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE.

The Company consolidates all VIE where the Company has determined that it has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in either the significant risks or rewards of the VIE. The Company continually reassesses VIE to determine if consolidation is appropriate. The Company continues to believe that it is the primary beneficiary of one entity under the accounting guidance.

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 93% of sales in 2011, and 97% in both 2010 and 2009. The Company has four reportable segments and a description of the activities of these segments is included in Note 4, Segment and Geographic Information.

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data.

Level 3 - Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Revision to Statement of Cash Flows

The Company revised certain items in the consolidated statements of cash flows for the three months ended March 31, 2010, six months ended June 30, 2010, nine months ended September 30, 2010 and the year ended December 31, 2010 and for the three months ended March 31, 2011, six months ended June 30, 2011 and nine months ended September 30, 2011 to correct an error in classification of settlements of certain derivative instruments designated as net investment hedges and interest payments on derivatives containing an other-than-insignificant financing element. The settlement of net investment hedges were made several times during the year ended December 31, 2010 and were reflected incorrectly in the consolidated statements of cash flows for the periods of three months ended March 31, 2010, six months ended June 30, 2010, nine months ended September 30, 2010, and full year ended December 31, 2010. Derivative instruments containing an other-than-insignificant financing element were entered into during 2009, and the payments of interest were reflected incorrectly in the consolidated statements of cash flows for each period of three months ended March 31, 2010, six months ended June 30, 2010, nine months ended September 30, 2010, full year ended December 31, 2010, three months ended March 31, 2011, six months ended June 30, 2011 and nine months ended September 30, 2011. The revisions of cash flow classifications in the consolidated statements of cash flows had no impact to the Company's consolidated statements of operations or consolidated balance sheets for any of the periods noted above. Additionally, the revisions did not impact the Company's previously issued disclosures about compliance with respect to debt covenant calculations for any of the relevant periods. The Company has concluded that the revisions were not material to previously issued consolidated financial statements. As a result of the incorrect classification, the Company has made reclassifications to the quarterly consolidated statements of cash flows for 2011 and 2010 as follows:

(in thousands)	As Previously
	Reported	Revision	As Revised

Nine months ended September 30, 2011
Net cash flows provided by operating activities	$252,145	$2,687	$254,832
Net cash provided by (used in) financing activities	1,084,637	(2,687)	1,081,950

Six months ended June 30, 2011
Net cash flows provided by operating activities	$164,964	$1,545	$166,509
Net cash used in financing activities	(36,139)	(1,545)	(37,684)

Three months ended March 31, 2011
Net cash flows provided by operating activities	$44,006	$723	$44,729
Net cash used in financing activities	(1,716)	(723)	(2,439)

Twelve months ended December 31, 2010
Net cash flows provided by operating activities	$362,324	$15,137	$377,461
Net cash used in investing activities	(129,490)	(34,978)	(164,468)
Net cash used in financing activities	(101,401)	(1,635)	(103,036)
Effect of exchange rate changes on cash	(41,743)	21,476	(20,267)

Nine months ended September 30, 2010
Net cash flows provided by operating activities	$248,890	$8,448	$257,338
Net cash used in investing activities	(51,345)	(18,568)	(69,913)
Net cash used in financing activities	(86,923)	(1,281)	(88,204)
Effect of exchange rate changes on cash	(26,727)	11,401	(15,326)

Six months ended June 30, 2010
Net cash flows provided by operating activities	$150,468	$8,199	$158,667
Net cash used in investing activities	(27,182)	(18,568)	(45,750)
Net cash used in financing activities	(157,205)	(1,032)	(158,237)
Effect of exchange rate changes on cash	(76,082)	11,401	(64,681)

Three months ended March 31, 2010
Net cash flows provided by operating activities	$36,544	$7,731	$44,275
Net cash used in investing activities	(15,711)	(18,568)	(34,279)
Net cash used in financing activities	(29,036)	(564)	(29,600)
Effect of exchange rate changes on cash	(37,128)	11,401	(25,727)

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years' data in order to conform to current year presentation.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.

Because the standard only impacts the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on the Company's consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard will not impact the Company's financial position or results of operations.

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except for share amounts)	Net income attributable to DENTSPLY International	Shares	Earnings per common share
Year Ended December 31, 2011
Basic	$244,520	141,386	$1.73
Incremental shares from assumed exercise of dilutive options	—	2,167

Diluted	$244,520	143,553	$1.70

Year Ended December 31, 2010
Basic	$265,708	143,980	$1.85
Incremental shares from assumed exercise of dilutive options	—	2,005

Diluted	$265,708	145,985	$1.82

Year Ended December 31, 2009
Basic	$274,258	148,319	$1.85
Incremental shares from assumed exercise of dilutive options	—	1,783

Diluted	$274,258	150,102	$1.83
Options to purchase 3.2 million, 3.1 million and 2.9 million shares of common stock that were outstanding during the years ended 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

Business Acquisitions

The acquisition related activity for the year ended December 31, 2011 was $1.8 billion, net of cash acquired of $23.4 million, was related to six acquisitions and two earn-out payments for prior period acquisitions.

On August 31, 2011, the Company acquired 100% of the outstanding common shares of Astra Tech using the available cash on hand and debt financing discussed in Note 10, Financing Arrangements. Astra Tech is a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments.

This transaction strengthens the Company's leadership position in the global dental market as well as provides additional growth opportunities within the broader medical devices category.

The Astra Tech acquisition was recorded in accordance with the business combinations provisions of US GAAP. The Company has preliminarily valued tangible and identifiable intangible assets acquired based on their estimated fair values. The Company is in the process of completing the valuation of identifiable assets acquired and liabilities assumed and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. The Company expects to finalize valuations during the first half of 2012. In addition, completion of the valuation may impact the assessment of the net deferred tax liability currently recognized with any adjustment resulting in a corresponding change to goodwill. The amount of these potential adjustments could be significant.

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed at the date of the Astra Tech acquisition:

(in thousands)

Inventory	$85,181
Other current assets	140,400
Property, plant, and equipment	178,495
Identifiable intangible assets	793,000
Goodwill	969,550
Other long-term assets	13,301
Total assets	2,179,927
Current liabilities	106,983
Long-term liabilities	282,154
Total liabilities	389,137
Net assets	$1,790,790

Other current assets consist primarily of trade accounts receivable of $101.2 million. Current liabilities assumed are primarily comprised of accrued and other current liabilities of $80.0 million and trade accounts payable of $27.0 million. Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $232.8 million and pension obligations of $49.3 million.

Inventory held by Astra Tech includes a fair value adjustment of $32.8 million. The Company expensed this amount by December 31, 2011 as the acquired inventory was sold.

Property, plant and equipment include a fair value adjustment of $28.7 million and consist of land, buildings, plant and equipment. Depreciable lives range 40 years for buildings and from 5 to 15 years for plant and equipment.

The preliminary fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management's judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute to future cash flows. The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives. Identifiable indefinite-lived intangible and in-process research and development ("In-process R&D") assets were not assigned lives.

Intangible assets acquired consist of the following:

(in thousands, except for useful life)		Useful Life
	Amount	(in years)
Customer relationships	$435,100	15
Developed technology and patents	116,500	10
Tradenames	229,100	Indefinite
In-process R&D	12,300	—
Total	$793,000

The $969.6 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies. All of the goodwill has been assigned to the Company's Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment and is not expected to be deductible for tax purposes.

Astra Tech contributed net sales of $207.1 million and an operating loss of $18.5 million to the Company's consolidated statements of operations during the period from September 1, 2011 to December 31, 2011 and is included in the Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Astra Tech acquisition occurred on January 1, 2010. These amounts were calculated after conversion to US GAAP, applying the Company's accounting policies and adjusting Astra Tech's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, inventory and intangible assets had been applied from January 1, 2010, together with the consequential tax effects at the statutory rate. These adjustments also reflect the additional interest expense incurred on the debt to finance the acquisition.

	Year Ended
(in thousands, except per share data)	December 31,
	2011	2010
Net Sales	$2,923,011	$2,755,300
Net income attributable to DENTSPLY	240,791	275,360
Diluted earnings per common share	$1.68	$1.89

The pro forma financial information is based on the Company's preliminary assignment of purchase price and therefore subject to adjustment upon finalizing the purchase price assignment. The Astra Tech financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2010. While the Company completed other transactions during the pro forma periods presented above, these transactions were immaterial to the Company's net sales and net income attributable to DENTSPLY.

The Company had additional acquisition related activity for the year ended December 31, 2011. The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. At December 31, 2011, the Company recorded a total of $9.7 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given. The goodwill is primarily associated with the Canada/Latin America/Endodontics/Orthodontics/Astra Tech segment.

For the year ended December 31, 2011, in connection with pending or completed acquisitions, the Company has incurred $44.2 million of transaction related costs, primarily banking fees and amounts paid to third party advisers.

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 16% of the outstanding shares of DIO. The Company accounts for the ownership in DIO under the equity method of accounting as it has significant influence over DIO. In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which may be converted into common shares at any time. The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the Consolidated Balance Sheets and the changes in fair value are reported in AOCI. The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position. As such, the derivative is not accounted for separately from the bond. The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds. The fair value of the DIO bond was $47.8 million and $66.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the amortized cost was $49.7 million. At December 31, 2011, an unrealized holding loss of $11.5 million on available-for-sale securities, net of tax, had been recorded in AOCI. At December 31, 2010, an unrealized holding gain of $11.0 million on available-for-sale securities, net of tax, had been recorded in AOCI. The contractual maturity of the bond is in December 2015.

DIO is located in Busan, South Korea and manufactures a wide range of dental implants including STEADY®, BioTite-H, SM implant, internal implant, external implant, ProTem implant, and SM Extra Wide implant systems. In addition, DIO offers various dental devices including implant surgical devices, handpieces, dental materials, impression materials, sterilizers, toothpaste that contains dyrdoxyapatite, and the iTero® 3D intra-oral scanner (Cadent Inc.).

Variable Interest Entities

During 2011, the Company completed the acquisition of the remaining shares of one VIE, in which it had acquired a minority interest in 2006.

NOTE 4 – SEGMENT AND GEOGRAPHIC INFORMATION

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1, Significant Accounting Policies). The Company measures segment income for reporting purposes as net operating income before restructuring, impairments, and other costs, interest and taxes. Additionally, the operating groups are measured on net third party sales, excluding precious metal content. A description of the services provided within each of the Company’s four reportable segments is provided below. The disclosure below reflects the Company’s segment reporting structure.

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

Canada/Latin America/Endodontics/Orthodontics/Astra Tech

This business group includes responsibility for the design, manufacture, and/or sales and distribution of certain small equipment, chairside consumable products, certain laboratory products and Endodontic products in Brazil. It also has responsibility for the sales and distribution of most of the Company's dental products sold in Latin America and Canada. This business group also includes the responsibility for the design and manufacturing of Endodontic products in the United States, Switzerland and Germany and is responsible for the sales and distribution of the Company's Endodontic products in the United States, Canada, Switzerland, Benelux, Scandinavia, Austria, Latin America and Eastern Europe, and for certain Endodontic products in Germany. This business group is also responsible for the world-wide sales and distribution, excluding Japan, as well as some manufacturing of the Company's Orthodontic products. In addition, this business group is also responsible for sales and distribution in the United States of implant and bone substitute/grafting materials, sales and distribution of implants in Brazil, sales of dental lasers and the manufacture and sale of certain products in the Company's non-dental business.

This business group includes the Astra Tech business which was acquired on August 31, 2011, see Note 3, Business Acquisitions and Investments in Affiliates. Astra Tech designs, manufactures and markets dental implants, customized implant abutments, hydrophilic intermittent catheters and certain surgical products.

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

The following table sets forth information about the Company’s operating groups for the years ended December 31, 2011, 2010 and 2009.

Third Party Net Sales

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$566,535	$526,781	$526,668

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	538,449	482,146	471,232

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	861,273	665,032	621,256

Dental Laboratory Business/
Implants/Non-Dental	576,491	550,359	543,637

All Other (a)	(5,030)	(3,304)	(3,415)
Total net sales	$2,537,718	$2,221,014	$2,159,378

(a)	Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$566,535	$526,781	$526,668

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	496,722	445,627	436,790

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	858,360	662,556	618,414

Dental Laboratory Business/
Implants/Non-Dental	416,002	400,097	412,209

All Other (b)	(5,030)	(3,304)	(3,415)
Total net sales, excluding precious metal content	$2,332,589	$2,031,757	$1,990,666
Precious metal content of sales	205,129	189,257	168,712
Total net sales, including precious metal content	$2,537,718	$2,221,014	$2,159,378

(b)	Includes results of Corporate headquarters and one distribution warehouse not managed by named segments.

Intersegment Net Sales

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$116,228	$116,440	$104,328

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	21,048	17,103	13,202

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	139,142	115,158	103,329

Dental Laboratory Business/
Implants/Non-Dental	113,298	112,285	114,591

All Other (c)	211,658	179,780	176,539
Eliminations	(601,374)	(540,766)	(511,989)
Total	$—	$—	$—

(c)	Includes amounts recorded at Corporate headquarters.

Depreciation and Amortization

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$16,120	$16,315	$14,945

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	3,560	3,939	3,884

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	37,492	18,419	16,978

Dental Laboratory Business/
Implants/Non-Dental	25,266	20,479	21,461

All Other (d)	10,620	7,188	7,907
Total	$93,058	$66,340	$65,175

(d)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$185,429	$176,128	$158,389

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	12,192	17,187	19,737

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	161,739	195,817	185,772

Dental Laboratory Business/
Implants/Non-Dental	79,876	83,428	92,554

All Other (e)	(102,643)	(81,303)	(68,319)
Segment Operating Income	$336,593	$391,257	$388,133

Reconciling Items:
Restructuring and other costs	35,865	10,984	6,890
Interest expense	43,814	25,089	21,896
Interest income	(9,456)	(4,254)	(5,032)
Other expense (income), net	10,259	1,782	1,023
Income before income taxes	$256,111	$357,656	$363,356

(e)
Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments. Amount recorded in 2011 includes $31.9 million of Astra Tech acquisition costs.

Capital Expenditures

(in thousands)	2011	2010	2009

U.S., Germany and Certain Other
European Regions Consumable Businesses	$11,681	$9,267	$8,333

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	3,179	2,978	2,506

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	29,334	17,078	14,434

Dental Laboratory Business/
Implants/Non-Dental	17,701	11,397	25,546

All Other (f)	9,291	3,516	5,662
Total	$71,186	$44,236	$56,481

(f)	Includes capital expenditures of Corporate headquarters.

Assets
(in thousands)	2011	2010

U.S., Germany and Certain Other
European Regions Consumable Businesses	$572,295	$578,770

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	403,107	390,572

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	2,803,638	932,126

Dental Laboratory Business/
Implants/Non-Dental	2,622,227	995,090

All Other (g)	(1,645,869)	361,393
Total	$4,755,398	$3,257,951

(g)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for the years ended December 31, 2011, 2010 and 2009. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Assets reported represent those held by the operating businesses located in the respective geographic areas.

(in thousands)	United States	Germany	Sweden	Other Foreign	Consolidated

2011
Net sales	$870,732	$514,739	$20,203	$1,132,044	$2,537,718
Long-lived assets	137,795	118,173	147,079	188,398	591,445

2010
Net sales	$841,232	$469,796	$—	$909,986	$2,221,014
Long-lived assets	119,533	116,916	—	186,656	423,105

2009
Net sales	$843,349	$482,130	$—	$833,899	$2,159,378
Long-lived assets	124,129	132,348	—	183,143	439,620

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in thousands)	2011	2010	2009

Dental consumables products	$766,385	$717,718	$708,713
Dental laboratory products	525,008	511,061	504,526
Dental specialty products	1,078,034	925,317	892,421
Consumable medical device products	168,291	66,918	53,718
Total net sales	$2,537,718	$2,221,014	$2,159,378

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

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting material, 3D digital implantology, dental lasers and orthodontic appliances and accessories.

Consumable medical device products consist mainly of urological catheters, certain surgical products, medical drills and other non-medical products.

One customer, Henry Schein, Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2011, 2010 and 2009 accounting for 11% of all net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 5 – OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in thousands)	2011	2010	2009

Foreign exchange transaction losses	$2,932	$3,331	$336
Other expense (income), net	7,327	(1,549)	687
Total other expense (income), net	$10,259	$1,782	$1,023

Other expense (income), net in the 2011 period included approximately $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expense. The 2010 period included approximately $1.5 million of other non-operating income.

NOTE 6 – INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in thousands)	2011	2010

Finished goods	$218,814	$189,343
Work-in-process	66,952	57,272
Raw materials and supplies	75,996	62,123
Inventories, net	$361,762	$308,738

The Company’s inventory valuation reserve was $35.1 million for 2011 and $35.5 million for 2010.

NOTE 7- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31,
(in thousands)	2011	2010
Assets, at cost:
Land	$45,840	$40,032
Buildings and improvements	372,156	304,341
Machinery and equipment	680,240	576,704
Construction in progress	42,648	20,639
	1,140,884	941,716
Less: Accumulated depreciation	549,439	518,611
Property, plant and equipment, net	$591,445	$423,105

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2011 on seven reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 7% to 10%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

Impairments of identifiable definite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009 were $1.5 million, $0.4 million and $0.3 million, respectively.

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
(in thousands)	2011	2010

Balance, beginning of the year	$1,303,055	$1,312,596
Acquisition activity	978,191	20,382
Additional consideration for post closing adjustments	2,833	—
Effect of exchange rate changes	(94,016)	(29,923)
Balance, end of the year	$2,190,063	$1,303,055

Goodwill by reportable segment is as follows:

	December 31,
(in thousands)	2011	2010

U.S., Germany and Certain Other
European Regions Consumable Businesses	$247,119	$249,522

France, U.K., Italy and Certain Other
European Countries, CIS, Middle East,
Africa, Pacific Rim Businesses	170,379	167,258

Canada/Latin America/Endodontics/
Orthodontics/Astra Tech	1,178,547	282,321

Dental Laboratory Business/
Implants/Non-Dental	594,018	603,954

Total	$2,190,063	$1,303,055

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2011			December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$131,252	$(17,393)	$113,859	$21,956	$(12,108)	$9,848
Trademarks	73,413	(23,885)	49,528	68,344	(20,835)	47,509
Licensing agreements	30,444	(17,277)	13,167	28,509	(15,709)	12,800
Customer relationships	411,626	(19,066)	392,560	16,994	(8,408)	8,586
Total definite-lived	$646,735	$(77,621)	$569,114	$135,803	$(57,060)	$78,743

Trademarks	$210,675	$—	$210,675	$—	$—	$—
In-process R&D	11,311	—	11,311	—	—	—
Total indefinite-lived	$221,986	$—	$221,986	$—	$—	$—

Total identifiable intangible assets	$868,721	$(77,621)	$791,100	$135,803	$(57,060)	$78,743

Amortization expense for identifiable definite-lived intangible assets for 2011, 2010 and 2009 was $21.0 million, $9.0 million and $10.6 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $45.0 million, $43.7 million, $43.0 million, $42.9 million and $42.5 million for 2012, 2013, 2014, 2015 and 2016, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2011	2010

Payroll, commissions, bonuses, other cash compensation and employee benefits	$85,855	$61,334
General insurance	12,164	12,118
Sales and marketing programs	34,528	31,070
Professional and legal costs	10,269	10,844
Restructuring costs	4,787	9,191
Warranty liabilities	3,765	4,253
Deferred income	6,304	5,656
Accrued vacation and holidays	28,169	12,528
Third party royalties	10,174	9,184
Current portion of derivatives	18,143	27,668
Other	75,043	40,899
	$289,201	$224,745

A reconciliation of changes in the Company's warranty liability for 2011, 2010, and 2009 is as follows:

	December 31,
(in thousands)	2011	2010	2009

Balance, beginning of the year	$4,253	$4,141	$4,260
Accruals for warranties issued during the year	845	1,581	1,129
Accruals related to pre-existing warranties	153	103	—
Warranty settlements made during the year	(1,441)	(1,494)	(1,295)
Effect of exchange rate changes	(45)	(78)	47
Balance, end of the year	$3,765	$4,253	$4,141

NOTE 10 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2011		2010
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

U. S. Dollar revolving credit agreement expiring August 2012	$—		$—
Bank overdrafts	192		247
U. S. dollar corporate commercial paper facility rated A/2-P/2	266,828	0.5%	—
European short-term loan	2,438	3.4%	4,129	2.5%
Brazil short-term loan	5,834	12.9%	900	2.3%
Add: Current portion of long-term debt	1,409		2,478
Total short-term debt	$276,701		$7,754

	2011		2010
Maximum month-end outstanding during the year	$355,304		$30,818
Average amount outstanding during the year	$225,498		$11,197
Weighted-average interest rate at year-end	0.8%		2.3%
Short-Term Borrowings

The Company has a $500 million commercial paper facility, which has utilization, dealer and annual appraisal fees which on average cost 0.15% annually. The Company has two committed revolving credit facilities totaling $750 million that jointly serve as back-up credit to this commercial paper facility. Amounts outstanding under the commercial paper, if any, reduce amounts available under the committed revolvers. Commercial paper outstanding was $266.8 million and $119.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company has classified its commercial paper as short-term debt, reflecting the Company's intent to repay this debt over the next year. At December 31, 2010, the Company had classified its commercial paper as long-term debt, reflecting the Company's intent and ability to borrow for a period longer than one year. Average outstanding issued commercial paper during the year was $218.2 million at an average interest rate of 0.4%.
The Company has a $250 million committed 364-day revolving credit agreement to partially backstop its commercial paper facility. This short-term facility is unsecured and contains certain affirmative and negative covenants relating to the Company's operations and financial condition, including prescribed leverage and interest coverage ratios, identical to the Company's five-year facility. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable.
Other short-term bank borrowings amounted to $8.5 million and $5.3 million at December 31, 2011 and 2010, respectively. The weighted-average interest rates of these borrowings were 9.9% and 2.3% at December 31, 2011 and 2010, respectively. Unused lines of credit for short-term financing at December 31, 2011 and 2010 were $65.1 million and $72.1 million, respectively. The unused lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institution. Interest is charged on borrowings under these lines of credit at various rates, generally below prime or equivalent money rates.
Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2011		2010
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

Multi-currency revolving credit agreement expiring July 2016
U. S. dollar denominated	$—		$2,123
U. S. dollar corporate commercial paper facility rated A/2-P/2	—		119,500	0.4%
Floating rate senior notes $250 million due August 2013	250,000	2.0%	—
Term loan Japanese yen denominated expiring September 2014	162,956	1.1%	154,626	0.9%
Private placement notes $250 million expiring March 2016	254,512	4.1%	250,000	4.1%
Fixed rate senior notes $300 million due August 2016	299,603	2.8%	—
Term loan Swiss francs denominated expiring September 2016	69,197	1.2%	69,560	1.7%
Fixed rate senior notes $450 million due August 2021	448,497	4.1%	—
Other borrowings, various currencies and rates	6,654		10,684
	$1,491,419		$606,493
Less: Current portion
(included in notes payable and current portion of long-term debt)	1,409		2,478
Long-term portion	$1,490,010		$604,015

Long-Term Borrowings

The Company has a $500 million five-year revolving credit agreement with participation from sixteen banks, which expires in July 2016 and a $250 million, 364 -day revolving credit agreement, with the same participant banks, which expires in August 2012. The revolving credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2011, the Company was in compliance with these covenants. The Company pays a facility fee of 0.15% per annum on the amount of the commitment under both revolving credit facilities. Interest rates on amounts borrowed under the facility will depend on the maturity of the borrowing, the currency borrowed, the interest rate option selected, and the Company's long-term credit rating from Standard and Poor's (S&P) and Moody's Investor Services (Moody's).

At December 31, 2011, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement of $548.2 million.

The Company has a $250 million Private Placement Note (“PPN”), issued in February 2010, at a fixed rate of 4.1% for an average term of five years and a final maturity of six years. The PPN is unsecured and contains certain affirmative and negative covenants relating to the company's operations and financial condition. At December 31, 2011, the Company was in compliance with these covenants.

The Company has a three-year Japanese yen 12.5 billion Samurai loan, issued September 1, 2011, with five investors, at a variable rate of Japanese yen three-month LIBOR plus 0.90%, maturing September 2014. The loan is unsecured and contains certain affirmative and negative covenants relating to the company's operations and financial condition. At December 31, 2011, the Company was in compliance with these covenants.

The Company has a five-year Swiss franc 65 million term loan, issued in September 30, 2011, at a variable rate of Swiss franc three-month LIBOR plus 1.125% maturing September 2016. The loan is unsecured and contains certain affirmative and negative covenants relating to the company's operations and financial condition. At December 31, 2011, the Company was in compliance with these covenants.

The Company issued $1.0 billion of senior unsecured notes to partially finance the Astra Tech acquisition. The notes were issued in three tranches: $250.0 million two-year floating rate notes at a variable rate of three-month USD LIBOR plus 1.5% maturing August 2013; $300.0 million five-year fixed rate notes with a semi-annual coupon of 2.75% maturing August 2016; and $450.0 million ten-year fixed rate notes with a semi-annual coupon of 4.125% maturing August 2021. Underwriting fees and discounts totaled $7.6 million resulting in net proceeds of $992.4 million. The bonds are rated BBB+ by S&P and Baa2 by Moody's.
The Company utilizes interest rate swaps to convert the Swiss franc denominated term loan debt to fixed rate debt. The Company utilizes interest rate swaps to convert the variable rate Japanese yen denominated notes to fixed rate debt. The Company utilizes interest rate swaps to convert the fixed rate U.S. dollar denominated notes to variable rate debt. The Company's use of interest rate swaps is further described in Note 15, Financial Instruments and Derivatives.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2011:

(in thousands)

2012	$1,409
2013	251,416
2014	239,884
2015	102,175
2016	447,241
2016 and Beyond	449,294
$1,491,419

NOTE 11 - EQUITY

At December 31, 2011, the Company had authorization to repurchase shares under its stock repurchase program in an amount up to 34,000,000 shares of treasury stock. Under its stock repurchase program, the Company purchased 2,187,382 shares and 6,714,508 shares during 2011 and 2010, respectfully, at an average price of $36.34 and $33.36, respectively. As of December 31, 2011 and 2010, the Company held 21.1 million and 21.0 million shares, respectively. During 2011, the Company repurchased $79.5 million in treasury stock. The Company also received proceeds of $42.3 million primarily as a result of the exercise of 2.1 million stock options during the year ended December 31, 2011. During 2010, the Company repurchased $224.0 million in treasury stock. The Company also received proceeds of $30.2 million primarily as a result of the exercise of 1.5 million stock options during the year ended December 31, 2010. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2011 and 2010 is $9.2 million and $5.4 million, respectively.

The following table represents total outstanding shares for the years ended December 31:

(in thousands)	Common Shares	Treasury Shares	Outstanding Shares

Balance at December 31, 2008	162,776	(14,248)	148,528
Shares Issued	—	886	886
Repurchase of common stock at cost	—	(2,453)	(2,453)

Balance at December 31, 2009	162,776	(15,815)	146,961
Shares Issued	—	1,489	1,489
Repurchase of common stock at cost	—	(6,715)	(6,715)

Balance at December 31, 2010	162,776	(21,041)	141,735
Shares Issued	—	2,084	2,084
Repurchase of common stock at cost	—	(2,187)	(2,187)

Balance at December 31, 2011	162,776	(21,144)	141,632

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options ("NQSO"), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan as of December 31, 2011 is 12.1 million.

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

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in thousands)	2011	2010	2009

Stock option expense	$10,369	$10,420	$8,705
RSU expense	9,243	7,227	6,408
Total stock based compensation expense	$19,612	$17,647	$15,113

Related deferred income tax benefit	$5,021	$4,886	$3,591

There were 2.1 million non-qualified stock options unvested as of December 31, 2011. The remaining unamortized compensation cost related to non-qualified stock options is $11.9 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.7 years. The unamortized compensation cost related to RSU is $10.9 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2011	2010 (a)	2009
Weighted average fair value per share	$8.86	$9.06	$7.31
Expected dividend yield	0.55%	0.58%	0.60%
Risk-free interest rate	2.35%	2.55%	2.14%
Expected volatility	24%	22%	22%
Expected life (years)	5.07	6.42	4.84

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

The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $27.0 million, $16.5 million and $12.3 million, respectively.

The following table summarizes the non-qualified stock option transactions for the year ended December 31, 2011:

	Outstanding			Exercisable
(in thousands, except share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2010	10,636	$29.07	$66,722	8,815	$28.58	$61,450
Granted	1,496	36.70
Exercised	(1,864)	22.68
Cancelled	(32)	37.78
Forfeited	(88)	32.52

December 31, 2011	10,148	$31.23	$51,402	8,049	$30.06	$50,365

The weighted average remaining contractual term of all outstanding options is 5.8 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes information about non-qualified stock options outstanding for the year ended December 31, 2011:

			Outstanding			Exercisable
(in thousands, except share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2011			2011
10.01	-	20.00	405	0.9	$18.46	405	$18.46
20.01	-	30.00	4,381	4.4	26.11	4,331	26.08
30.01	-	40.00	4,328	7.6	34.32	2,279	32.88
40.01	-	50.00	1,034	5.9	45.00	1,034	45.00

			10,148	5.8	$31.23	8,049	$30.06

The following table summarizes the unvested RSU transactions for the year ended December 31, 2011:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in thousands, except share amounts)

Unvested at December 31, 2010	744	$32.43
Granted	362	36.61
Vested	(180)	40.74
Forfeited	(29)	30.85

Unvested at December 31, 2011	897	$32.50

NOTE 12 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in thousands)	2011	2010	2009

United States	$7,041	$104,424	$99,009
Foreign	249,070	253,232	264,347
	$256,111	$357,656	$363,356

The components of the provision for income taxes from operations are as follows:

	December 31,
(in thousands)	2011	2010	2009

Current:
U.S. federal	$34,870	$21,848	$30,851
U.S. state	5,151	3,795	5,886
Foreign	59,397	62,196	52,012
Total	$99,418	$87,839	$88,749

Deferred:
U.S. federal	$(29,664)	$3,067	$(8,046)
U.S. state	(4,089)	1,062	(476)
Foreign	(54,649)	(2,743)	8,717
Total	$(88,402)	$1,386	$195

	$11,016	$89,225	$88,944

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2011	2010	2009

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.3	0.9	1.0
Federal benefit of R&D and foreign tax credits	(8.6)	(6.9)	(11.3)
Tax effect of international operations	(7.9)	(3.7)	0.7
Net effect of tax audit activity	2.1	1.0	(1.3)
Tax effect of enacted statutory rate changes	0.2	—	—
Federal tax on unremitted earnings of certain foreign subsidiaries	0.1	0.2	0.1
Valuation allowance adjustments	(18.1)	(1.0)	—
Other	1.2	(0.5)	0.3

Effective income tax rate on operations	4.3%	25.0%	24.5%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$2,812	$—	$1,201	$—
Employee benefit accruals	38,061	—	33,139	—
Inventory	19,972	—	17,497	—
Identifiable intangible assets	—	336,822	—	138,621
Insurance premium accruals	4,533	—	4,610	—
Miscellaneous accruals	12,273	—	7,088	—
Other	13,166	—	13,820	—
Unrealized losses included in other
comprehensive income	28,424	—	59,618	—
Property, plant and equipment	—	52,251	—	36,881
Product warranty accruals	907	—	901	—
R&D and foreign tax credit carryforward	49,552	—	34,844	—
Restructuring and other cost accruals	1,439	—	1,011	—
Sales and marketing accrual	4,874	—	4,545	—
Taxes on unremitted earnings of foreign subsidiaries	—	2,273	—	2,083
Tax loss carryforwards and other tax attributes	152,999	—	111,948	—
Valuation allowance	(71,758)	—	(93,054)	—
	$257,254	$391,346	$197,168	$177,585

Deferred tax assets and liabilities are included in the following consolidated balance sheet line items:

	December 31,
(in thousands)	2011	2010

Prepaid expenses and other current assets	$67,159	$55,747
Income taxes payable	2,678	3,004
Other noncurrent assets	51,250	39,329
Deferred income taxes	249,822	72,489

The Company has $49.1 million of foreign tax credit carryforwards, of which $4.2 million, $7.1 million, $9.9 million, $6.9 million, and $21.0 million will expire in 2015, 2016, 2017, 2019, and 2021 respectively.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $809.2 million at December 31, 2011, of which $563.0 million expire through 2031 and $246.2 million may be carried forward indefinitely. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company's consolidated balance sheets. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable. The tax benefit of certain tax loss carryforwards and deferred tax assets has been offset by a valuation allowance as of December 31, 2011, because it is uncertain whether the benefits will be realized in the future. The valuation allowance at December 31, 2011 and 2010 was $71.8 million and $93.1 million, respectively.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $960.7 million of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2011, is approximately $21.9 million, of this total, approximately $20.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $10.8 million.

The total amount of accrued interest and penalties were $6.9 million and $6.0 million as of December 31, 2011 and 2010, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the year ended December 31, 2011 and 2010, the Company recognized income tax expense in the amount of $0.9 million and $0.6 million for interest and penalties.  During the year ended December 31, 2009, the company recognized income tax benefit of $1.7 million in interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany and Switzerland.   The Company has substantially concluded all U.S. federal income tax matters for years through 2005, resulting in the years 2006 through 2010 being subject to future potential tax audit adjustments while years prior to 2006 are settled.  The Company is currently under audit for the tax years 2008 and 2009 with the U. S. Internal Revenue Service ("IRS"). The Company has concluded audits in Germany through the tax year 2003 and is currently under audit for the years 2004 through 2008.  The taxable years that remain open for Switzerland are 2001 through 2010.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in thousands)	2011	2010	2009

Unrecognized tax benefits at beginning of period	$13,143	$12,864	$17,285
Gross change for prior period positions	1,425	47	(5,120)
Gross change for current year positions	640	1,036	1,630
Decrease due to settlements and payments	—	—	(255)
Decrease due to statute expirations	(123)	(424)	(1,026)
Increase due to effect of foreign currency translation	—	—	350
Decrease due to effect from foreign currency translation	(129)	(380)	—

Unrecognized tax benefits at end of period	$14,956	$13,143	$12,864

NOTE 13 - BENEFIT PLANS

Substantially all of the employees of the Company and its subsidiaries are covered by government or Company-sponsored benefit plans. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans amounted to $31.3 million, $26.2 million and $24.6 million in 2011, 2010 and 2009, respectively.

Defined Contribution Plans

The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of “Covered Compensation,” with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a Non-Elective Contribution (“NEC”) in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to IRS defined limits. The annual expense and cash contribution to the 401(k) is expected to be $4.9 million for 2011 (to be contributed in the first quarter of 2012), and was $4.6 million for 2010 (contributed in the first quarter of 2011), and $5.3 million for 2009 (contributed in the first quarter of 2010).

The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $3.6 million for 2011 (to be contributed in the first quarter of 2012), and were $3.0 million for 2010 (contributed in the first quarter of 2011), and were $1.4 million for 2009 (contributed in the first quarter of 2010).

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

In addition to the U.S. plans, the Company maintains defined benefit pension plans for its employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Spain, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the U.S. are covered by government health plans.

Defined Benefit Pension Plan Assets

The primary investment strategy is to ensure that the assets of the plans, along with anticipated future contributions, will be invested in order that the benefit entitlements of employees, pensioners and beneficiaries covered under the plan can be met when due with high probability.  Pension plan assets consist mainly of common stock and fixed income investments. The target allocations for defined benefit plan assets are 30% to 65% equity securities, 30% to 65% fixed income securities, 0% to 15% real estate, and 0% to 25% in all other types of investments.  Equity securities include investments in companies located both in and outside the U.S.  Equity securities do not include common stock of the Company. Fixed income securities include corporate bonds of companies from diversified industries, government bonds, mortgage notes and pledge letters.  Other types of investments include investments in mutual funds, common trusts, insurance contracts, hedge funds and real estate.  These plan assets are not recorded on the Company’s consolidated balance sheet as they are held in trust or other off-balance sheet investment vehicles.

The defined benefit pension plan assets in the U.S. are held in trust and the investment policies of the plans are generally to invest the plans assets in equities and fixed income investments.  The objective is to achieve a long-term rate of return in excess of 5% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.   In accordance with the investment policies of the U.S. plans, the plans assets were invested in the following investment categories: interest-bearing cash, registered investment companies (e.g. mutual funds), common/collective trusts, master trust investment accounts and insurance company general accounts.  The investment objective is for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The defined benefit pension plan assets maintained in Austria, Germany, Japan, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess 5% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies for the plans outside the U.S., the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

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

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$211,504	$191,976	$11,607	$11,666
Service cost	10,950	8,108	61	58
Interest cost	9,633	8,415	553	605
Participant contributions	3,562	2,886	583	616
Actuarial losses (gains)	2,991	7,976	537	(548)
Amendments	(3,034)	—	—	—
Acquisitions/Divestitures	52,282	291	—	—
Effect of exchange rate changes	(8,355)	3,474	—	—
Benefits paid	(8,926)	(11,622)	(1,124)	(790)
Benefit obligation at end of year	$270,607	$211,504	$12,217	$11,607

Change in Plan Assets
Fair value of plan assets at beginning of year	$99,546	$88,866	$—	$—
Actual return on assets	(889)	1,883	—	—
Acquisitions/Divestitures	7,006	—	—	—
Effect of exchange rate changes	(1,238)	8,374	—	—
Employer contributions	9,647	9,159	541	174
Participant contributions	3,562	2,886	583	616
Benefits paid	(8,926)	(11,622)	(1,124)	(790)
Fair value of plan assets at end of year	$108,708	$99,546	$—	$—

Funded status at end of year	$(161,899)	$(111,958)	$(12,217)	$(11,607)

The amounts recognized in the accompanying consolidated balance sheets, net of tax effects, are as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010

Other noncurrent assets	$355	$—	$—	$—
Deferred tax asset	10,972	9,834	1,247	1,113
Total assets	$11,327	$9,834	$1,247	$1,113

Current liabilities	(4,411)	(3,462)	(978)	(1,099)
Long-term liabilities	(157,843)	(108,496)	(11,240)	(10,508)
Deferred tax liability	(269)	(22)	—	—
Total liabilities	$(162,523)	$(111,980)	$(12,218)	$(11,607)

Accumulated other comprehensive income	32,002	29,050	1,984	1,772
Net amount recognized	$(119,194)	$(73,096)	$(8,987)	$(8,722)

Amounts recognized in AOCI consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010

Net actuarial loss	$45,462	$38,694	$3,232	$2,884
Net prior service cost	(2,757)	168	—	—
Pretax AOCI	$42,705	$38,862	$3,232	$2,884
Less deferred taxes	10,703	9,812	1,248	1,112
Post tax AOCI	$32,002	$29,050	$1,984	$1,772

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2011	2010

Projected benefit obligation	$268,391	$211,504
Accumulated benefit obligation	246,515	200,574
Fair value of plan assets	106,137	99,546

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$10,950	$8,108	$8,375	$61	$58	$50
Interest cost	9,633	8,415	8,003	553	605	676
Expected return on assets	(5,184)	(4,662)	(3,991)	—	—	—
Amortization of actuarial losses	—	124	240	—	—	—
Amortization of prior service	80	86	138	—	—	—
Amortization of net loss	1,584	1,002	1,652	189	265	281
Settlement gains	4	—	(1,148)	—	—	—
Net periodic benefit cost	$17,067	$13,073	$13,269	$803	$928	$1,007

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2011	2010	2009	2011	2010	2009

Net actuarial (gain) loss	$8,352	$12,640	$(7,994)	$537	$(548)	$1,020
Net prior service (credit)	(2,845)	(8)	(37)	—	—	—
Net transition obligation	—	(1)	1	—	—	—
Amortization	(1,664)	(1,212)	(2,030)	(189)	(265)	(281)
Total recognized in AOCI	$3,843	$11,419	$(10,060)	$348	$(813)	$739
Total recognized in net periodic benefit cost and AOCI	$20,910	$24,492	$3,209	$1,151	$115	$1,746

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $1.8 million. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.2 million.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2012 are as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Amount of net prior service cost	$(124)	$—
Amount of net loss	1,962	230

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, at December 31, 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.0%	4.1%	4.7%	4.0%	5.0%	5.5%
Rate of compensation increase	2.8%	2.6%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.5%	8.0%	8.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	6.0	7.0	8.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.1%	4.7%	4.5%	5.0%	5.5%	6.3%
Expected return on plan assets	4.8%	5.2%	5.2%	n/a	n/a	n/a
Rate of compensation increase	2.6%	2.7%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.5%	8.0%	8.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	6.0	7.0	8.0

Measurement Date	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009

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

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2011:

	Other Postretirement Benefits
(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$62	$(52)
Effect on postretirement benefit obligation	1,289	(1,078)

Fair Value Measurements of Plan Assets

The fair value of the Company's pension plan assets at December 31, 2011 is presented in the table below by asset category. Over 80% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Assets Category
Cash and cash equivalents	$5,165	$5,001	$164	$—
Equity securities:
U. S.	2,036	2,036	—	—
International	27,982	27,982	—	—
Fixed income securities:
Fixed rate bonds (a)	44,499	44,499	—	—
Other types of investments:
Mutual funds (b)	8,065	—	8,065	—
Common trusts (c)	2,083	—	—	2,083
Insurance contracts	9,323	—	3,503	5,820
Hedge funds	891	—	—	891
Real estate	8,664	8,307	—	357
Total	$108,708	$87,825	$11,732	$9,151

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Assets Category
Cash and cash equivalents	$3,028	$2,775	$253	$—
Equity securities:
U. S.	1,103	1,103	—	—
International	29,944	29,944	—	—
Fixed income securities:
Fixed rate bonds (a)	41,215	41,215	—	—
Other types of investments:
Mutual funds (b)	8,857	417	8,440	—
Common trusts (c)	1,648	—	—	1,648
Insurance contracts	4,858	—	3,034	1,824
Hedge funds	1,334	—	—	1,334
Real estate	7,559	7,199	—	360
Total	$99,546	$82,653	$11,727	$5,166

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds in Swiss currency, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2010 to December 31, 2011 for the plans assets categorized as Level 3.

	Changes within Level 3 Category for
	Year Ended December 31, 2011
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total
Balance at December 31, 2010	$1,648	$1,824	$1,334	$360	$5,166
Actual return on plan assets:
Relating to assets still held at the reporting date	5	(1,355)	(80)	—	(1,430)
Relating to assets sold during the period	5	—	—	—	5
Acquisitions/Divestitures	—	6,738	—	—	6,738
Purchases, sales and settlements, net	7	(1,144)	(384)	—	(1,521)
Transfers in and/or out	418	—	—	—	418
Effect of exchange rate changes	—	(243)	20	(2)	(225)
Balance at December 31, 2011	$2,083	$5,820	$890	$358	$9,151

The following tables provide a reconciliation from December 31, 2009 to December 31, 2010 for the plans assets categorized as Level 3.  No assets were transferred in or out of the Level 3 category during the year ended December 31, 2010.

	Changes within Level 3 Category for
	Year Ended December 31, 2010
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total
Balance at December 31, 2009	$1,842	$1,742	$1,672	$325	$5,581
Actual return on plan assets:
Relating to assets still held at the reporting date	116	29	37	—	182
Relating to assets sold during the period	46	—	—	—	46
Purchases, sales and settlements, net	(356)	109	(541)	—	(788)
Effect of exchange rate changes	—	(56)	166	35	145
Balance at December 31, 2010	$1,648	$1,824	$1,334	$360	$5,166

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

Cash Flows

In 2012, the Company expects to make contributions and direct benefit payments of $11.6 million to its defined benefit pension plans and $1.0 million to its postretirement medical plans.

Estimated Future Benefit Payments

(in thousands)	Pension Benefits	Other Postretirement Benefits
2012	$8,863	$978
2013	10,134	967
2014	10,799	948
2015	10,620	904
2016	11,341	902
2017-2019	67,976	3,888

NOTE 14 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $3.1 million and $5.8 million for 2011 and 2010, respectively, are reflected in Restructuring and other costs in the statement of operations and the associated liabilities are recorded in accrued liabilities and other non-current liabilities in the consolidated balance sheet.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

 During 2011 and 2010, the Company initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in the Europe and South America to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.

Also in 2011, as a result of the impact of the Japan natural disaster, the Company initiated a restructuring plan related to the Orthodontic business during the second quarter. The restructuring plan addressed overhead costs related to the business and has reduced those costs as the Orthodontic business continues to be impacted by the lack of product supply. The Company recorded $1.7 million of charges for the year ended December 31, 2011 for this plan. In addition to the restructuring charges, for the year ended December 31, 2011, the Company incurred approximately $3.3 million of selling, general and administrative expenses related to costs of maintaining the critical Orthodontic business processes and structures during the lack of product supply. In addition to these Orthodontic restructuring plans, the Company incurred $1.9 million of costs related to other restructuring plans, offset by income of $0.5 million for adjustments to 2010 plans and 2009 and prior plans. These adjustments were primarily related to revised estimates of severance costs.

The 2011 restructuring plans and ongoing benefits associated with these plans were immaterial to the current period as well as future periods.  The majority of the benefits of the 2010 and 2009 and prior period restructuring plans have been incorporated into the Company’s results.  While certain restructuring plans continue to be executed, the future benefits of these on the Company’s results would be immaterial in the period realized.

At December 31, 2011, the Company’s restructuring accruals were as follows:

	Severances
(in thousands)	2009 and Prior Plans	2010 Plans	2011 Plan	Total

Balance at December 31, 2010	$2,878	$5,260	$—	$8,138
Provisions and adjustments	(442)	(289)	3,645	2,914
Amounts applied	(1,003)	(2,961)	(3,010)	(6,974)
Balance at December 31, 2011	$1,433	$2,010	$635	$4,078

	Lease/Contract Terminations
(in thousands)	2009 and Prior Plans	2010 Plans	Total

Balance at December 31, 2010	$996	$—	$996
Provisions and adjustments	1	(114)	(113)
Amounts applied	(328)	114	(214)
Balance at December 31, 2011	$669	$—	$669

	Other Restructuring Costs
(in thousands)	2009 and Prior Plans	2010 Plans	2011 Plans	Total

Balance at December 31, 2010	$57	$—	$—	$57
Provisions and adjustments	174	70	60	304
Amounts applied	(191)	(70)	(60)	(321)
Balance at December 31, 2011	$40	$—	$—	$40

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in thousands)	December 31, 2010	Provisions and Adjustments	Amounts Applied	December 31, 2011

U.S., Germany and Certain Other European Regions Consumable Businesses	$1,031	$—	$(328)	$703

France, U.K., Italy and Certain Other European Countries, CIS, Middle East, Africa, Pacific Rim Businesses	193	(49)	(144)	—

Canada/Latin America/Endodontics/ Orthodontics/Astra Tech	400	2,926	(2,633)	693

Dental Laboratory Business/ Implants/Non-Dental	7,567	228	(4,404)	3,391
Total	$9,191	$3,105	$(7,509)	$4,787

Other Costs

In 2011, the Company recorded certain other costs of $32.7 million, which were primarily related to Astra Tech acquisition costs, legal settlement costs of $12.6 million and impairments of certain previously acquired technology.    In 2010, the Company recorded certain other costs of $5.2 million, of which $3.7 million related to legal matters. The remaining portion consisted of impairments related to intangible assets and acquisition related costs.

NOTE 15 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate and to convert fixed rate debt to variable rate debt, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding as of December 31, 2011 are summarized in the tables that follow.
On August 31, 2011, the Company entered into a cross currency basis swap with a total notional value of $650.0 million with five financial institutions to hedge the revaluation of a non-functional currency intercompany loan that was put into place in conjunction with the financing of the Astra Tech acquisition. The swaps mature in December 2014, and the Company pays three month U. S. dollar LIBOR on $650.0 million and receives three-month Euro Inter-Bank Offered Rate ("EURIBOR") minus 45.72 basis points on EUR 449.8 million . The spot-to-spot change in the value of the swap will be recorded in “Other expense (income), net” while the interest income and expense will be recorded in “Interest income” on the consolidated statements of operations.

The Company wrote put options (“DIO equity option contracts”) to the original sellers of the DIO investment for the remaining DIO common shares held by the seller. The equity options provide the seller the ability to require the Company to purchase their remaining shares on hand at a price based on an agreed-upon formula at specific timeframes in the future. The sellers are also allowed to sell their remaining shares on the open market. Changes in the fair value of the DIO equity option contracts are reported in “Other expense (income), net” on the consolidated statements of operations. This derivative is further discussed in Note 16, Fair Value Measurement.

Cash Flow Hedges

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the forward foreign exchange contracts as cash flow hedges. As a result, the Company records the fair value of the contract primarily through AOCI based on the tested effectiveness of the forward foreign exchange contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. Any time value component of the hedge fair value is deemed ineffective and will be reported currently in “Other expense (income), net” on the consolidated statements of operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

These foreign exchange contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of December 31, 2011 are summarized in the table that follows.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of December 31, 2011, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three- years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five- years, ending in September 2016.
On June 24, 2011 the Company entered into a $500.0 million Treasury Rate Lock (“T-Lock”) , which was terminated on August 19, 2011, to hedge the base rate interest variability exposure of the Company's planned ten year bond issuance. The T-Lock was cash settled for a payment of $34.6 million, of which $3.8 million was deemed ineffective and expensed in the current period in Other expense (income), net on the consolidated statements of operations, while $30.8 million remained effective on the Company's issuance of $450.0 million ten year bonds. The effective portion of the hedge is recognized in AOCI. As interest is accrued on the bond in the future, the Company will release the pro rata amount in AOCI into interest expense on the consolidated statements of operations.
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of December 31, 2011 are summarized in the table that follows.
Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the swap primarily through AOCI based on the tested effectiveness of the commodity swap. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. Any time value component of the hedge fair value is deemed ineffective and will be reported currently in “Interest expense” in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.
At December 31, 2011, the Company had swaps in place to purchase 1,126 troy ounces of platinum bullion for use in production at an average fixed rate of $1,527 per troy ounce.  In addition, the Company had swaps in place to purchase 125,058 troy ounces of silver bullion for use in production at an average fixed rate of $28 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at December 31, 2011:

Foreign Exchange Forward Contracts	Notional Amount Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	December 31, 2011
Forward sale, 13.2 million Australian dollars	$11,895	$1,076	$(736)
Forward purchase, 6.9 million British pounds	(10,456)	(190)	554
Forward sale, 35.0 million Canadian dollars	26,709	8,226	1,061
Forward purchase, 14.9 million Danish kroner	(2,597)	—	4
Forward sale, 97.5 million euros	83,981	43,167	2,188
Forward sale, 0.5 billion Japanese yen	9,998	(3,105)	(803)
Forward sale, 159.3 million Mexican pesos	11,391	—	45
Forward purchase, 11.8 million Norwegian kroner	(1,974)	—	72
Forward sale, 5.4 million Polish zlotys	1,568	—	(6)
Forward sale, 2.5 million Singapore dollars	1,924	—	(14)
Forward sale, 5.7 billion South Korean won	4,940	—	(31)
Forward purchase, 1.2 billion Swedish kronor	(139,982)	(27,873)	1,347
Forward sale, 25.3 million Swiss francs	20,202	7,637	770
Forward sale, 47.0 million Taiwanese dollars	1,553	—	(46)

Total foreign exchange forward contracts	$19,152	$28,938	$4,405

Interest Rate Swaps	Notional Amount Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	2015	2016 and Beyond	December 31, 2011
Euro	$1,221	$1,221	$934	$934	$2,101	$(581)
Japanese yen	—	—	162,956	—	—	739
Swiss francs	—	—	—	—	69,197	(553)
Total interest rate swaps	$1,221	$1,221	$163,890	$934	$71,298	$(395)

Commodity Contracts	Notional Amount Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	December 31, 2011
Silver swap - U.S. dollar	$3,216	$327	$(62)
Platinum swap - U.S. dollar	1,452	84	(182)
Total commodity contracts	$4,668	$411	$(244)

	Notional
	Amounts
	Maturing in the	Fair Value Net
Cross Currency Basis Swaps	Year	Asset (Liability)
(in thousands)	2014	December 31, 2011
Euro 449.8 million @ $1.45 rec. EUR 3 mth. EURIBOR pay USD 3 mth. LIBOR	$581,568	$(67,690)
Total cross currency basis swaps	$581,568	$(67,690)

At December 31, 2011, deferred net gains on derivative instruments of $3.0 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

During the third quarter 2011, the Company entered into euro denominated forward exchange contracts that hedged an investment in a foreign subsidiary. These forward contracts totaled 450.0 million euro and were designated as net investment hedges. These hedges were settled during the third quarter at the closing of the Astra Tech acquisition and the Company recorded a loss of $1.5 million included in AOCI, net of tax.

During the third quarter of 2011, the Company entered into five new cross currency basis swaps totaling 260.0 million euros (the “Euro Swaps”). The Euro Swaps mature in October 2013, and the Company pays three-month Euro Inter-Bank Offered Rate ("EURIBOR") minus 52.75 basis points on EUR 260.0 million and receives three-month U.S. dollar LIBOR on $350.9 million. During the fourth quarter of 2011, the Company entered into three new cross currency basis swaps totaling $80.4 million Swiss franc (the “Swiss Swaps”). The Swiss Swaps mature in November 2014, and the Company pays three-month Swiss franc London

Inter-Bank Offered Rate ("LIBOR") minus 44.5 basis points on Swiss francs 80.4 million and receives three-month U.S. dollar LIBOR on $87.6 million. The new contracts were entered into to replace maturing contracts. The Swiss franc and euro cross currency interest rate swaps are designated as net investment hedges of the Swiss and euro denominated net assets. The interest rate differential is recognized in the earnings as "Interest income" or "Interest expense" on the consolidated statements of operations as it is accrued. The foreign currency revaluation is recorded in AOCI, net of tax effects.

At December 31, 2011 and 2010, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2011 and December 31, 2010, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $111.9 million and a liability of $169.1 million, respectively, which are recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2011and 2010, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in Euros, Swiss francs, Japanese yen and Swedish krona, net of these net investment hedges, were $134.2 million in losses and $45.4 million in gains, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at December 31, 2011:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	December 31, 2011
Swiss franc 592.5 million @ 1.12 pay CHF 3 mth. LIBOR rec. USD 3 mth. LIBOR	$60,254	$484,910	$85,591	$(99,917)
Euro 618.0 million @ $1.27 pay EUR 3 mth. EURIBOR rec. USD 3 mth. LIBOR	—	799,105	—	(12,009)
Total cross currency basis swaps	$60,254	$1,284,015	$85,591	$(111,926)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million PPN to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement. At December 31, 2011, the estimated net fair value of these interest rate swaps was $4.5 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at December 31, 2011:

				Fair Value Net
Interest Rate Contracts	Notional Amounts Maturing in the Year			Asset (Liability)
(in thousands)	2014	2015	2016 and Beyond	December 31, 2011
U. S. dollar	45,000	60,000	45,000	4,463
Total interest rate contracts	$45,000	$60,000	$45,000	$4,463

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges
Foreign exchange forward contracts	$5,464	$896	$641	$107
Commodity contracts	—	15	257	2
Interest rate swaps	2,539	3,160	—	1,050
Cross currency basis swaps	—	19,838	13,790	117,974
Total	$8,003	$23,909	$14,688	$119,133
Not Designated as Hedges

Foreign exchange forward contracts	$1,943	$—	$3,150	$—
DIO equity option contracts	—	—	—	419
Interest rate swaps	—	—	105	476
Cross currency basis swaps	—	—	$—	$67,690
Total	$1,943	$—	$3,255	$68,585

	December 31, 2010
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges
Foreign exchange forward contracts	$2,455	$21	$1,139	$135
Commodity contracts	88	—	—	—
Interest rate swaps	—	—	4,213	871
Cross currency basis swaps	—	—	21,516	147,589
Total	$2,543	$21	$26,868	$148,595
Not Designated as Hedges

Foreign exchange forward contracts	$821	$—	$600	$—
Interest rate swaps	—	—	104	556
Total	$821	$—	$704	$556

The following tables summarize the statements of operations impact of the Company’s cash flow hedges for the years ended December 31, 2011 and 2010:

December 31, 2011
Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

(in thousands)
Interest rate contracts	$(30,008)	Interest expense	$(4,903)
Foreign exchange forward contracts	6,858	Cost of products sold	1,503
Foreign exchange forward contracts	377	SG&A expenses	39
Commodity contracts	(191)	Cost of products sold	273
Total	$(22,964)		$(3,088)

Derivatives in Cash Flow Hedging	Classification of Gains (Losses)	Ineffective portion Recognized in Income

(in thousands)
Interest rate contracts	Other expense, net	$(6,151)
Foreign exchange forward contracts	Interest expense	(403)
Foreign exchange forward contracts	Interest expense	(1,307)
Commodity contracts	Interest expense	2
Total		$(7,859)

December 31, 2010

Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

(in thousands)
Interest rate contracts	$(1,978)	Interest expense	$(5,636)
Foreign exchange forward contracts	2,314	Cost of products sold	665
Foreign exchange forward contracts	670	SG&A expenses	630
Commodity contracts	324	Cost of products sold	662
Total	$1,330		$(3,679)

Derivatives in Cash Flow Hedging	Classification of Gains (Losses)	Ineffective portion Recognized in Income

(in thousands)
Interest rate contracts	Other expense, net	$232
Foreign exchange forward contracts	Interest expense	(672)
Commodity contracts	Interest expense	(14)
Total		$(454)

The following tables summarize the statements of operations impact of the Company’s hedges of net investments for the years ended December 31, 2011 and 2010:

December 31, 2011

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

(in thousands)
Cross currency interest rate swaps	$3,308	Interest income	$1,085
		Interest expense	(108)
Cross currency interest rate swaps	30,125	Interest expense	(5,675)
Foreign exchange forward contracts	(2,462)	Interest expense	—
Total	$30,971		$(4,698)

December 31, 2010

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

(in thousands)
Cross currency interest rate swaps	$(61,211)	Interest income	$869
		Interest expense	(105)
Cross currency interest rate swaps	34,862	Interest expense	(2,508)
Total	$(26,349)		$(1,744)

The following tables summarize the statements of operations impact of the Company’s hedges of fair value for the years ended December 31, 2011 and 2010:

December 31, 2011

Derivatives in Cash Flow Hedging
	Classification of Gains (Losses)	December 31,
(in thousands)		2011	2010
Interest rate contracts	Interest expense	$6,328	$—
Total		$6,328	$—

The following table summarizes the statements of operations impact of the Company’s hedges not designated as hedging for the years ended December 31, 2011 and 2010:

Derivatives Not Designated as Hedging
	Classification of Gains (Losses)	December 31,
(in thousands)		2011	2010
Foreign exchange forward contracts (a)	Other expense, net	$(2,921)	$1,181
DIO equity option contracts	Other expense, net	383	—
Interest rate contracts	Interest expense	(186)	(155)
Cross currency interest rate contracts (a)	Other expense, net	(68,432)	—
Cross currency interest rate contracts	Interest income	1,219	—
Total		$(69,937)	$1,026

(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	December 31,
(in thousands, net of tax)	2011	2010

Beginning balance	$(1,468)	$(4,799)
Changes in fair value of derivatives	(14,357)	1,248
Reclassifications to earnings from equity	3,088	2,083
Total activity	(11,269)	3,331
Ending balance	$(12,737)	$(1,468)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	December 31,
(in thousands, net of tax)	2011	2010

Beginning balance	$45,417	$111,115
Foreign currency translation adjustment	(200,121)	(33,208)
Changes in fair value of:
foreign currency debt	(9,553)	(16,311)
derivative hedge instruments	20,527	(16,179)
Total activity	(189,147)	(65,698)
Ending balance	$(143,730)	$45,417

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,512.5 million and $1,491.4 million, respectively, at December 31, 2011.   At December 31, 2010, the Company estimated the fair value and carrying value was $611.2 million and $606.5 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of December 31, 2011. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011 and 2010, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Long-Term investments,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheet.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$10,516	$10,516	$—	$—
Interest rate swaps	5,699	—	5,699	—
Commodity forward purchase contracts	15	—	15	—
Cross currency interest rate swaps	19,838	—	19,838	—
Foreign exchange forward contracts	8,303	—	8,303	—
Corporate convertible bonds	47,850	—	—	47,850
Total assets	$92,221	$10,516	$33,855	$47,850

Liabilities
Interest rate swaps	$1,631	$—	$1,631	$—
Commodity forward purchase contracts	259	—	259	—
Cross currency interest rate swaps	199,454	—	199,454	—
Foreign exchange forward contracts	3,898	—	3,898	—
Long term debt	154,512	—	154,512	—
Contingent considerations on acquisitions	2,917	—	—	2,917
DIO equity option contracts	419	—	—	419
Total liabilities	$363,090	$—	$359,754	$3,336

	December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$380,593	$380,593	$—	$—
Commodity forward purchase contracts	88	—	88
Foreign exchange forward contracts	3,297	—	3,297	—
Corporate convertible bonds	66,024	—	—	66,024
Total assets	$450,002	$380,593	$3,385	$66,024

Liabilities
Interest rate swaps	$5,744	$—	$5,744	$—
Cross currency interest rate swaps	169,105	—	169,105	—
Foreign Exchange forward contracts	1,874	—	1,874	—
Contingent considerations on acquisitions	5,887	—	—	5,887
Total liabilities	$182,610	$—	$176,723	$5,887

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks. The commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and cross currency interest rate swaps are considered balance sheet or hedges of net investments in foreign operations as discussed in Note 15, Financial Instruments and Derivatives.

The Company uses the income method valuation technique to estimate the fair value of the corporate bonds. The significant unobservable inputs for valuing the corporate bonds are DIO Corporation's stock volatility factor of approximately 40% and corporate bond rating which implies an approximately 15% discount rate on the valuation model. Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation's period-ending market stock price.

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

Certain purchase agreements for acquisitions completed after January 1, 2009 contain provisions where the seller could receive additional consideration based on the future operating performance of the acquired business.  In accordance with US GAAP, the Company has recorded the fair value of these additional payments on the acquisition date. The fair value was based on a probability-weighted average payout discounted using a market rate of approximately 5%. The fair value is subject to management's estimates at the time of the acquisition and is based upon level 3 inputs.  The fair values of these additional payments are reported in “Other noncurrent liabilities,” on the consolidated balance sheets.

The following table presents a reconciliation of the Company's Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in thousands)	Convertible	Options	Contingent
	Bonds	Contracts	Considerations
Balance at December 31, 2010	$66,024	$—	$5,887
Additions/purchases, gross	—	786	—
Payments/sales, gross	—	—	(2,989)
Unrealized loss:
Reported in AOCI	(16,577)	—	—
Unrealized gain:
Reported in other expense (income), net	—	(388)	—
Effect of exchange rate changes	(1,597)	21	19
Balance at December 31, 2011	$47,850	$419	$2,917

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancellable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $39.0 million for 2011, $34.9 million for 2010 and $32.2 million for 2009.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in thousands)

2012	$38,946
2013	26,918
2014	19,712
2015	15,512
2016	13,755
2017 and thereafter	27,416
$142,259

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.   The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals reversed the decertification decision of the trial Court. The case was remanded to and is pending in the San Francisco County Court. As the result of several hearings, the Judge has held that the class period will be from 2000 to the present and the class will be defined as dentists who “purchased and used the Cavitron for oral surgery”. Based on his ruling, the Class Notice, which likely will be mailed sometime in March, will go to dentists licensed to practice in California during the class period from 2000 to the present.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company's Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their motion for class certification to which the Company has filed its response. The Company also filed other motions, including a motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing. The Court granted this motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices, leaving Dr. Goldman as a putative class representative in Pennsylvania, raising a question of jurisdiction of the U.S. District Court. Subsequently, the Court issued an Order dismissing this case on the grounds that it did not have jurisdiction over the matter. The plaintiffs filed a second complaint after the Court granted the initial Motion for lack of standing in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives. The Company has moved to dismiss this complaint and the Court has not yet ruled on this Motion.

As of December 31, 2011, a reasonable estimate of a possible range of loss related to the above litigation cannot be made.   In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

On August 18, 2011, the Company entered into a Settlement Agreement and Mutual Release with Guidance Endodontics, LLC and its principal (together “Guidance”) under which the Company agreed to pay Guidance a settlement in exchange for a full release and settlement of Guidance's claims against the Company.

Other

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company's liability would be approximately $13.8 million at December 31, 2011.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (b)	Rounding	Total Year
2011

Net sales	$570,503	$609,443	$619,759	$738,013	$—	$2,537,718
Gross profit	299,984	314,851	297,648	360,957	—	1,273,440
Operating income	98,584	97,004	39,802	65,338	—	300,728
Net income attributable to
DENTSPLY International	69,084	74,236	60,597	40,603	—	244,520

Earnings per common share - basic	$0.49	$0.53	$0.43	$0.29	$(0.01)	$1.73

Earnings per common share - diluted	$0.48	$0.52	$0.42	$0.28	$—	$1.70

Cash dividends declared per common share	$0.050	$0.050	$0.050	$0.055	$—	$0.205

2010

Net sales	$545,944	$565,086	$541,815	$568,169	$—	$2,221,014
Gross profit	282,038	287,595	272,814	287,711	—	1,130,158
Operating income	89,324	104,969	90,419	95,561	—	380,273
Net income attributable to
DENTSPLY International	61,843	72,386	63,653	67,826	—	265,708

Earnings per common share - basic	$0.42	$0.50	$0.45	$0.48	$—	$1.85

Earnings per common share - diluted	$0.41	$0.49	$0.44	$0.47	$0.01	$1.82

Cash dividends declared per common share	$0.050	$0.050	$0.050	$0.050	$—	$0.200

(a) Includes the results of the Astra Tech acquisition for the period September 1, 2011 through September 30, 2011
(b) Includes the results of the Astra Tech acquisition for the period October 1, 2011 through December 31, 2011

Net sales, excluding precious metal content, were $527.0 million, $564.0 million, $563.8 million and $677.8 million, respectively, for the first, second, third and fourth quarters of 2011.  Net sales, excluding precious metal content, were $497.5 million, $519.3 million, $494.3 million and $520.7 million, respectively, for the first, second, third and fourth quarters of 2010. This measurement should be considered a non-US GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

/s/	Bret W. Wise	February 24, 2012
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	February 24, 2012
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	February 24, 2012
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	February 24, 2012
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 24, 2012
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 24, 2012
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 24, 2012
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	February 24, 2012
	Willie A. Deese	Date
Director

/s/	William F. Hecht	February 24, 2012
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 24, 2012
	Leslie A. Jones	Date
Director

/s/	Francis J. Lunger	February 24, 2012
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 24, 2012
	John L. Miclot	Date
Director