Form 10-Q
period 2012-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2012-05-02
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 26, 2012, DENTSPLY International Inc. had 141,749,263 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$716,413	$570,503
Cost of products sold	323,663	270,519

Gross profit	392,750	299,984
Selling, general and administrative expenses	304,353	200,767
Restructuring and other costs	1,237	633

Operating income	87,160	98,584

Other income and expenses:
Interest expense	15,782	6,343
Interest income	(2,297)	(1,828)
Other expense (income), net	484	70

Income before income taxes	73,191	93,999
Provision for income taxes	14,715	23,712
Equity in net loss of unconsolidated affiliated company	(4,248)	(824)

Net income	54,228	69,463
Less: Net income attributable to noncontrolling interests	944	379

Net income attributable to DENTSPLY International	$53,284	$69,084

Earnings per common share:
Basic	$0.38	$0.49
Diluted	$0.37	$0.48

Weighted average common shares outstanding:
Basic	141,721	141,614
Diluted	143,984	144,044

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$54,228	$69,463

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	133,471	90,716
Net loss on derivative financial instruments	(32,132)	(27,012)
Net unrealized holding gain on available-for-sale securities	23,000	4,202
Pension liability adjustments	(60)	(533)
Total other comprehensive income (loss)	124,279	67,373

Total comprehensive income	178,507	136,836

Less: Comprehensive income attributable
to noncontrolling interests	2,284	3,643

Comprehensive income attributable to
DENTSPLY International	$176,223	$133,193

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$67,346	$77,128
Accounts and notes receivables-trade, net	461,352	427,709
Inventories, net	403,052	361,762
Prepaid expenses and other current assets	187,435	146,304

Total Current Assets	1,119,185	1,012,903

Property, plant and equipment, net	604,160	591,445
Identifiable intangible assets, net	998,538	791,100
Goodwill, net	2,109,451	2,190,063
Other noncurrent assets, net	183,727	169,887

Total Assets	$5,015,061	$4,755,398

Liabilities and Equity
Current Liabilities:
Accounts payable	$163,419	$149,117
Accrued liabilities	323,845	289,201
Income taxes payable	19,182	9,054
Notes payable and current portion of long-term debt	288,037	276,701

Total Current Liabilities	794,483	724,073

Long-term debt	1,481,217	1,490,010
Deferred income taxes	321,362	249,822
Other noncurrent liabilities	371,024	407,342

Total Liabilities	2,968,086	2,871,247

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.7 million and 162.8 million shares issued at March 31, 2012 and December 31, 2011, respectively.	1,628	1,628
Capital in excess of par value	224,841	229,687
Retained earnings	2,581,134	2,535,709
Accumulated other comprehensive loss	(68,031)	(190,970)
Treasury stock, at cost, 21.0 million and 21.1 million shares at March 31, 2012 and December 31, 2011, respectively.	(730,955)	(727,977)
Total DENTSPLY International Equity	2,008,617	1,848,077

Noncontrolling interests	38,358	36,074

Total Equity	2,046,975	1,884,151

Total Liabilities and Equity	$5,015,061	$4,755,398

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net income	$54,228	$69,463

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,209	15,200
Amortization	15,364	2,379
Amortization of deferred financing costs	1,196	—
Deferred income taxes	3,690	1,220
Share-based compensation expense	4,222	4,668
Restructuring and other costs - noncash	1,165	—
Stock option income tax benefit	(3,879)	(4,371)
Net interest expense on derivatives with an other-than-insignificant financing element	800	723
Equity in earnings from unconsolidated affiliates	4,248	824
Other non-cash expense	1,079	1,082
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(25,597)	(28,706)
Inventories, net	(34,006)	(14,727)
Prepaid expenses and other current assets	(24,072)	(5,745)
Other noncurrent assets, net	15,954	1,123
Accounts payable	11,528	5,569
Accrued liabilities	(21,186)	(15,861)
Income taxes payable	10,545	11,516
Other noncurrent liabilities	(15,535)	371

Net cash provided by operating activities	19,953	44,728

Cash flows from investing activities:

Capital expenditures	(18,642)	(11,774)
Cash paid for acquisitions of businesses, net of cash acquired	—	(5,582)
Expenditures for identifiable intangible assets	(146)	(254)
Purchase of Company-owned life insurance policies	(1,577)	—
Proceeds from sale of property, plant and equipment, net	166	52

Net cash used in investing activities	(20,199)	(17,558)

Cash flows from financing activities:

Net change in short-term borrowings	11,155	3,403
Cash paid for treasury stock	(30,869)	(73,679)
Cash dividends paid	(7,847)	(7,131)
Cash paid for contingent consideration on prior acquisitions	(1,781)	—
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	—	(15,545)
Proceeds from long-term borrowings	4,571	51,100
Repayments of long-term borrowings	(5,171)	(1,951)
Proceeds from exercise of stock options	14,483	22,171
Excess tax benefits from share-based compensation	3,879	4,371
Net interest payments on derivatives with an other-than-insignificant financing element	(800)	(723)

Net cash used in financing activities	(12,380)	(17,984)

Effect of exchange rate changes on cash and cash equivalents	2,844	26,040

Net (decrease) increase in cash and cash equivalents	(9,782)	35,226

Cash and cash equivalents at beginning of period	77,128	540,038

Cash and cash equivalents at end of period	$67,346	$575,264

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

Net income	—	—	69,084	—	—	69,084	379	69,463

Other comprehensive income				64,109		64,109	3,264	67,373

Acquisition of noncontrolling interest	—	21,463	—	—	—	21,463	(37,008)	(15,545)
Exercise of stock options	—	(6,450)	—	—	28,622	22,172	—	22,172
Tax benefit from stock options exercised	—	4,371	—	—	—	4,371	—	4,371
Share based compensation expense	—	4,668	—	—	—	4,668	—	4,668
Funding of Employee Stock Ownership Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(73,679)	(73,679)	—	(73,679)
RSU distributions	—	(5,630)	—	—	3,473	(2,157)	—	(2,157)
RSU dividends	—	45	(45)	—	—	—	—	—
Cash dividends ($0.05 per share)	—	—	(7,053)	—	—	(7,053)	—	(7,053)
Balance at March 31, 2011	$1,628	$223,748	$2,382,336	$88,265	$(750,639)	$1,945,338	$37,161	$1,982,499

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	53,284	—	—	53,284	944	54,228

Other comprehensive income	—	—	—	122,939	—	122,939	1,340	124,279

Exercise of stock options	—	(5,227)	—	—	19,709	14,482	—	14,482
Tax benefit from stock options exercised	—	3,879	—	—	—	3,879	—	3,879
Share based compensation expense	—	4,222	—	—	—	4,222	—	4,222
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(30,869)	(30,869)	—	(30,869)
RSU distributions	—	(8,147)	—	—	4,910	(3,237)	—	(3,237)
RSU dividends	—	57	(57)	—	—	—	—	—
Cash dividends ($0.055 per share)	—	—	(7,802)	—	—	(7,802)	—	(7,802)
Balance at March 31, 2012	$1,628	$224,841	$2,581,134	$(68,031)	$(730,955)	$2,008,617	$38,358	$2,046,975

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2011.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2011, except as may be indicated below:

Accounts and Notes Receivable-Trade, Net

The Company sells dental and certain healthcare products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluations of those customers' financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on historical averages of aged receivable balances and the Company’s experience in collecting those balances, customer specific circumstances, as well as changes in the economic and political environments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses.”

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $15.9 million at March 31, 2012 and $15.8 million at December 31, 2011.

Marketable Securities

The Company’s marketable securities consist of corporate convertible bonds that are classified as available-for-sale in “Other noncurrent assets, net” on the consolidated balance sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss. Changes in fair value are reported in accumulated other comprehensive income (“AOCI”).

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $82.3 million and $47.8 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011 an unrealized holding gain of $32.0 million and $11.5 million, respectively, on available-for-sale securities, net of tax, had been recorded in AOCI.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Because the standard only impacts the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on the Company's consolidated financial statements. The Company adopted this accounting standard during the quarter ended March 31, 2012.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”("ASU"). This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard will not impact the Company’s financial position or results of operations. The Company expects to adopt this standard for the quarter ended June 30, 2012 when the annual goodwill impairment testing is completed.

Revisions in Classification

Certain revisions in classification have been made to prior year’s data in order to conform to current year presentation.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	2012	2011
Stock option expense	$2,381	$2,338
RSU expense	1,546	2,051
Total stock based compensation expense	$3,927	$4,389

Total related tax benefit	$1,231	$1,253

At March 31, 2012, the remaining unamortized compensation cost related to non-qualified stock options is $21.8 million, which will be expensed over the weighted average remaining vesting period of the options, or 2.0 years. At March 31, 2012, the unamortized compensation cost related to RSU is $22.8 million, which will be expensed over the remaining restricted period of the RSU, or 1.9 years.

The following table reflects the non-qualified stock option transactions from December 31, 2011 through March 31, 2012:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2011	10,148	$31.23	$51,402	8,049	$30.06	$50,365
Granted	1,236	38.74
Exercised	(622)	23.27
Cancelled	(14)	38.48
Forfeited	(21)	36.37

March 31, 2012	10,727	$32.54	$86,449	7,870	$30.94	$77,353

At March 31, 2012 the weighted average remaining contractual term of all outstanding options is 6.2 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes the unvested RSU transactions from December 31, 2011 through March 31, 2012:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value
December 31, 2011	897	$32.50
Granted	396	38.74
Vested	(238)	26.24
Forfeited	(19)	35.74

March 31, 2012	1,036	$36.26

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended March 31, 2012, foreign currency translation adjustments included currency translation gains of $126.8 million and gains on the Company’s loans designated as hedges of net investments of $5.3 million.  During the quarter ended March 31, 2011, foreign currency translation adjustments included currency translation gains of $86.4 million and gains of $1.0 million on the Company’s loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

(in thousands)	March 31, 2012	December 31, 2011

Foreign currency translation adjustments	$94,915	$(37,216)
Net loss on derivative financial instruments	(149,522)	(117,390)
Net unrealized holding gains on available-for-sale securities	22,484	(516)
Pension liability adjustments	(34,046)	(33,986)
Foreign currency translation related to acquisition of noncontrolling interests	(1,862)	(1,862)
	$(68,031)	$(190,970)

The cumulative foreign currency translation adjustments included translation gains of $223.1 million and $96.3 million at March 31, 2012 and December 31, 2011, respectively, partially offset by losses of $128.2 million and $133.5 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2012	2011
Net income attributable to DENTSPLY International	$53,284	$69,084

Common shares outstanding	141,721	141,614

Earnings per common share - basic	$0.38	$0.49

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$53,284	$69,084

Common shares outstanding	141,721	141,614
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,263	2,430
Total shares	143,984	144,044

Earnings per common share - diluted	$0.37	$0.48

Options to purchase 4.1 million shares of common stock that were outstanding during the three months ended March 31, 2012, were not included in the computation of diluted earnings per share since the exercise prices for these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 4.3 million antidilutive shares of common stock outstanding during the three months ended March 31, 2011.

NOTE 5 – BUSINESS ACQUISITIONS

On August 31, 2011, the Company acquired 100% of the outstanding common shares of Astra Tech, a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments.

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

The following table summarizes the preliminary fair value of identifiable assets and liabilities assumed at the date of the Astra Tech acquisition. This table has been updated during the first quarter of 2012 to reflect the refined estimates of fair value. The primary change resulted in an increase to customer relationship intangible assets and a corresponding reduction to goodwill.

(in thousands)

Inventory	$84,659
Other Current assets	140,462
Property, plant and equipment	178,495
Identifiable intangible assets	985,400
Goodwill	825,020
Other long-term assets	13,438
Total assets	2,227,474
Current liabilities	106,984
Long-term liabilities	329,700
Total liabilities	436,684
Net assets	$1,790,790

Other current assets consist primarily of trade accounts receivable of $101.2 million.  Current liabilities assumed are primarily comprised of accrued and other current liabilities of $80.0 million and trade accounts payable of $27.0 million.  Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $280.4 million and pension obligations of $49.3 million.

Inventory held by Astra Tech includes a fair value adjustment of $32.8 million.  The Company expensed this amount by December 31, 2011 as the acquired inventory was sold.

Property, plant and equipment includes a fair value adjustment of $28.7 million and consists of land, buildings, plant and equipment.  Depreciable lives range 40 years for buildings and from 5 to 15 years for plant and equipment.

The preliminary fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using the combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute to future cash flows.  The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

Intangible assets acquired consist of the following:

(in thousands, except for useful life)	Amount	Useful Life (in years)
Customer relationships	$636,000	17.5 - 20
Developed technology and patents	116,500	10
Trade names and trademarks	229,100	Indefinite
In-process research and development	3,800	—
Total	$985,400

The $825.0 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies.  All of the goodwill has been assigned to the Company's Implants/Endodontics/Healthcare/Pacific Rim segment and is not expected to be deductible for tax purposes.

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

Three Months Ended March 31,
(in thousands, except per share data)	2011

Net sales	$713,235
Net income attributable to DENTSPLY	$69,445
Diluted earnings per common share	$0.48

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

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 89% and 97% of sales for the three months ended March 31, 2012 and 2011, respectively.

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

During the three months ended March 31, 2012, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects the revised structure for all periods shown.

Dental Consumable and Laboratory Businesses

This business group includes responsibility for the design, manufacturing, sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions.  It also has responsibility for the sales and distribution of certain Endodontic products in Germany. This business group also includes the responsibility for the design, manufacture, sales and distribution of most dental laboratory products, excluding certain countries. This business group is also responsible for most of the Company’s non-dental business excluding healthcare products.

Orthodontics/Canada/Mexico/Japan

  This business group is responsible for the world-wide manufacturing, sales and distribution of the Company’s Orthodontic products. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Japan, Canada and Mexico.

Select Distribution Businesses

This business group includes responsibility for the sales and distribution for most of the Company's dental products sold in France, United Kingdom, Italy, Austria and certain other European countries, Middle Eastern countries and Africa.

Implants/Endodontics/Healthcare/Pacific Rim

This business group includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This business group also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this business group is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this business group is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding Japan). This business group is also responsible for the world-wide design, manufacturing, sales and distribution of the Company's healthcare products (non-dental) throughout most of the world.

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

The following tables set forth information about the Company’s operating groups for the three months ended March 31, 2012 and 2011:

Third Party Net Sales

	Three Months Ended
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$246,931	$231,120
Orthodontics/Canada/Mexico/Japan	72,902	88,446
Select Distribution Businesses	68,226	69,575
Implants/Endodontics/Healthcare/Pacific Rim	329,668	182,406
All Other (a)	(1,314)	(1,044)
Total	$716,413	$570,503
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$207,484	$201,108
Orthodontics/Canada/Mexico/Japan	65,841	80,475
Select Distribution Businesses	66,628	67,449
Implants/Endodontics/Healthcare/Pacific Rim	326,986	179,017
All Other (a)	(1,314)	(1,044)
Total excluding precious metal content	665,625	527,005
Precious metal content	50,788	43,498
Total including precious metal content	$716,413	$570,503
(a) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$48,980	$48,427
Orthodontics/Canada/Mexico/Japan	1,179	984
Select Distribution Businesses	396	345
Implants/Endodontics/Healthcare/Pacific Rim	35,740	35,985
All Other (a)	67,137	64,520
Eliminations	(153,432)	(150,261)
Total	$—	$—
(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

	Three Months Ended
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$61,470	$55,983
Orthodontics/Canada/Mexico/Japan	366	9,278
Select Distribution Businesses	(1,453)	(99)
Implants/Endodontics/Healthcare/Pacific Rim	66,625	54,381
All Other (a)	(38,611)	(20,326)
Segment operating income	88,397	99,217

Reconciling Items:
Restructuring and other costs	1,237	633
Interest expense	15,782	6,343
Interest income	(2,297)	(1,828)
Other expense (income), net	484	70
Income before income taxes	$73,191	$93,999
(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	March 31, 2012	December 31, 2011

Dental Consumable and Laboratory Businesses	$1,064,801	$1,180,001
Orthodontics/Canada/Mexico/Japan	271,614	328,376
Select Distribution Businesses	203,290	159,210
Implants/Endodontics/Healthcare/Pacific Rim	3,232,374	2,890,880
All Other (a)	242,982	196,931
Total	$5,015,061	$4,755,398
(a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At March 31, 2012 and December 31, 2011, the cost of $7.1 million, or

2.0% of inventories, respectively, was determined using the last-in, first-out (“LIFO”) method. The cost of the remaining inventories was determined using the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2012 and December 31, 2011 by $5.5 million and $5.6 million, respectively.

The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $37.0 million and $35.1 million at March 31, 2012 and December 31, 2011, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Finished goods	$239,062	$218,814
Work-in-process	75,748	66,952
Raw materials and supplies	88,242	75,996
	$403,052	$361,762

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three months ended March 31, 2012 and 2011:

Defined Benefit Plans	Three Months Ended
(in thousands)	2012	2011

Service cost	$2,978	$2,434
Interest cost	2,691	2,187
Expected return on plan assets	(1,225)	(1,216)
Amortization of prior service cost	(37)	20
Amortization of net loss	498	383

Net periodic benefit cost	$4,905	$3,808

Other Postretirement Plans	Three Months Ended
(in thousands)	2012	2011

Service cost	$19	$16
Interest cost	117	138
Amortization of net loss	58	49

Net periodic benefit cost	$194	$203

The following sets forth the information related to the contributions to the Company’s benefit plans for 2012:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through March 31, 2012	$3,404	$178
Projected for the remainder of the year	8,782	800
Total for year	$12,186	$978

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2012, the Company recorded restructuring costs of $1.3 million.  These costs primarily related to employee severance.  During the three months ended March 31, 2011, the Company recorded restructuring costs of less than $0.1 million, related to employee severance costs.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in "Accrued liabilities" in the consolidated balance sheets.

During 2012, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

At March 31, 2012, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2010 and Prior Plans	2011 Plans	2012 Plans	Total

Balance at December 31, 2011	$3,380	$635	$—	$4,015
Provisions and adjustments	—	—	1,169	1,169
Amounts applied	(387)	(74)	(157)	(618)
Balance at March 31, 2012	$2,993	$561	$1,012	$4,566

	Lease/Contract Terminations
(in thousands)	2010 and Prior Plans	Total

Balance at December 31, 2011	$1,011	$1,011
Provisions and adjustments	—	—
Amounts applied	(44)	(44)
Balance at March 31, 2012	$967	$967

	Other Restructuring Costs
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$34	$—	$34
Provisions and adjustments	—	153	153
Amounts applied	—	—	—
Balance at March 31, 2012	$34	$153	$187

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2011	Provisions and Adjustments	Amounts Applied	March 31, 2012

Dental Consumable and Laboratory Businesses	$3,601	$205	$(386)	$3,420
Orthodontics/Canada/Mexico/Japan	240	—	(14)	226
Implants/Endodontics/Healthcare/Pacific Rim	1,219	1,117	(262)	2,074
	$5,060	$1,322	$(662)	$5,720

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt and to convert fixed rate debt to variable rate debt, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix its variable raw materials.

Derivative instruments not designated as hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding as of March 31, 2012 are summarized in the tables that follow.

The Company wrote DIO equity option contracts ("equity options") to the original sellers of the DIO investment for the remaining DIO common shares held by the sellers. The equity options provide the sellers the ability to require the Company to purchase their remaining shares on hand at a price based on an agreed-upon formula at specific time frames in the future. The sellers are also allowed to sell their remaining shares on the open market. Changes in the fair value of the equity options are reported in “Other expense (income), net” on the consolidated statements of operations. This derivative is further discussed in Note 11, Fair Value Measurement.

Cash Flow Hedges

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contract primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. Any time value component of the hedge fair value is deemed ineffective and will be reported currently in “Other expense (income), net” on the consolidated statements of operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of March 31,

2012 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of March 31, 2012, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three- years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five- years, ending in September 2016.
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of March 31, 2012 are summarized in the tables that follow.
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
At March 31, 2012, the Company had swaps in place to purchase 834 troy ounces of platinum bullion for use in production at an average fixed rate of $1,497 per troy ounce.  In addition, the Company had swaps in place to purchase 97,250 troy ounces of silver bullion for use in production at an average fixed rate of $28 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at March 31, 2012:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	March 31, 2012

Forward sale, 12.1 million Australian dollars	$9,443	$2,721	$(134)
Forward purchase, 7.5 million British pounds	(11,729)	(197)	265
Forward sale, 39.7 million Canadian dollars	26,062	13,882	449
Forward purchase, 22.2 million Danish kroner	(3,970)	—	(29)
Forward sale, 91.6 million euros	40,912	81,079	2,169
Forward purchase, 0.3 billion Japanese yen	1,342	(5,229)	(268)
Forward sale, 160.7 million Mexican pesos	12,541	—	207
Forward purchase, 19.4 million Norwegian kroner	(3,413)	—	(21)
Forward sale, 3.7 million Polish zlotys	1,196	—	(33)
Forward sale, 2.6 million Singapore dollars	2,071	—	49
Forward sale, 5.6 billion South Korean won	4,914	—	77
Forward purchase, 1.0 billion Swedish kronor	(105,035)	(48,487)	2,554
Forward sale, 16.5 million Swiss francs	4,461	13,468	(258)
Forward sale, 77.1 million Taiwanese dollars	2,615	—	32
Total foreign exchange forward contracts	$(18,590)	$57,237	$5,059

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	2015	2016 and Beyond	March 31, 2012

Euro	$944	$1,259	$963	$963	$2,167	$(591)
Japanese yen	—	—	151,490	—	—	495
Swiss francs	—	—	—	—	71,990	(842)
Total interest rate swaps	$944	$1,259	$152,453	$963	$74,157	$(938)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	March 31, 2012

Silver swap - U.S. dollar	$2,801	$376	$397
Platinum swap - U.S. dollar	1,272	101	124
Total commodity contracts	$4,073	$477	$521

Cross Currency Basis Swap	Notional Amounts Maturing in the Year	Fair Value Net Asset (Liability)
(in thousands)	2014	March 31, 2012

Euro 449.8 million @ $1.45 pay USD 3 mth. LIBOR receive EUR 3 mth. EURIBOR	$599,694	$(49,844)
Total cross currency basis swaps	$599,694	$(49,844)

At March 31, 2012, deferred net gains on derivative instruments of $2.5 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments, which are included in AOCI.

At March 31, 2012 and December 31, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of March 31, 2012 and December 31, 2011, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $162.0 million and a liability of $111.9 million, respectively, which are recorded in AOCI, net of tax effects. At March 31, 2012 and December 31, 2011, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish krona, net of these net investment hedges, were $49.2 million in losses and $134.2 million in losses, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at March 31, 2012:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	March 31, 2012

Swiss franc 592.5 million @ $1.12 pay CHF 3 mth. LIBOR rec. USD 3 mth. LIBOR	$62,687	$504,486	$89,046	$(125,313)
Euro 618.0 million @ $1.27 pay EUR 3 mth. EURIBOR rec. USD 3 mth. LIBOR	—	824,010	—	(36,706)
Total cross currency basis swaps	$62,687	$1,328,496	$89,046	$(162,019)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million Private Placement Notes ("PPN") to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement. At March 31, 2012, the estimated net fair value of these interest rate swaps was $4.8 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at March 31, 2012:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016 and Beyond	March 31, 2012

U.S. dollars	$45,000	$60,000	$45,000	$4,757
Total interest rate swaps	$45,000	$60,000	$45,000	$4,757

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges
Foreign exchange forward contracts	$3,880	$380	$1,210	$332
Commodity contracts	521	—	—	—
Interest rate swaps	2,521	3,223	—	1,334
Cross currency basis swaps	—	4,160	70,671	95,508
Total	$6,922	$7,763	$71,881	$97,174
Not Designated as Hedges
Foreign exchange forward contracts	$3,428	$—	$1,087	$—
DIO equity option contracts	—	—	—	706
Interest rate swaps	—	—	112	479
Cross currency basis swaps	—	—	—	49,844
Total	$3,428	$—	$1,199	$51,029

	December 31, 2011
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges
Foreign exchange forward contracts	$5,464	$896	$641	$107
Commodity contracts	—	15	257	2
Interest rate swaps	2,539	3,160	—	1,050
Cross currency basis swaps	—	19,838	13,790	117,974
Total	$8,003	$23,909	$14,688	$119,133
Not Designated as Hedges
Foreign exchange forward contracts	$1,943	$—	$3,150	$—
Commodity contracts	—	—	—	419
Interest rate swaps	—	—	105	476
Cross currency basis swaps	—	—	—	67,690
Total	$1,943	$—	$3,255	$68,585

The following tables summarize the statements of operations impact of the Company's cash flow hedges for the three months ended March 31, 2012 and March 31, 2011:

Three Months Ended March 31, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income
Interest rate contracts	$(672)	Interest expense	$(905)
Foreign exchange forward contracts	(1,434)	Cost of products sold	1,150
Foreign exchange forward contracts	(89)	SG&A expenses	231
Commodity contracts	839	Cost of products sold	(46)
Total	$(1,356)		$430

Derivatives in Cash Flow Hedging
	Classification of Gains (Losses)	Ineffective portion Recognized in Income
(in thousands)
Foreign exchange forward contracts	Other expense, net	200
Commodity contracts	Interest expense	(17)
Total		$183

Three Months Ended March 31, 2011

Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income
Interest rate swaps	$(281)	Interest expense	$(1,251)
Foreign exchange forward contracts	(932)	Cost of products sold	467
Foreign exchange forward contracts	(266)	SG&A expenses	105
Commodity contracts	27	Cost of products sold	105
Total	$(1,452)		$(574)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income
Interest rate swaps	Other expense, net	$102
Foreign exchange forward contracts	Interest expense	(216)
Commodity contracts	Interest expense	(3)
Total		$(117)

The following tables summarize the statements of operations impact of the Company's hedges of net investments for the three months ended March 31, 2012 and March 31, 2011:

Three Months Ended March 31, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income
Cross currency interest rate swaps	$(25,464)	Interest income	$771
Cross currency interest rate swaps	(24,905)	Interest expense	(1,206)
Total	$(50,369)		$(435)

Three Months Ended March 31, 2011
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income
Cross currency interest rate swaps	$(12,948)	Interest income	$199
		Interest expense	(25)
Cross currency interest rate swaps	(29,732)	Interest expense	(957)
Total	$(42,680)		$(783)

The following tables summarize the statements of operations impact of the Company's hedges of fair value for the three months ended March 31, 2012 and March 31, 2011:

Derivatives in Fair Value Hedging
(in thousands)	Classification of Gains (Losses)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest rate contracts	Interest expense	$839	$—
Total		$839	$—

The following table summarizes the statements of operations impact of the Company's hedges not designated as hedging for the three months ended March 31, 2012 and March 31, 2011:

Derivatives Not Designated as Hedging
(in thousands)	Classification of Gains (Losses)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Foreign exchange forward contracts	Other expense, net	$2,851	$1,704
DIO equity option contracts	Other expense, net	(273)	—
Interest rate contracts	Interest expense	(41)	(55)
Cross currency interest rate contracts (a)	Other expense, net	18,126	—
Cross currency interest rate contracts	Interest income	419	—
Total		$21,082	$1,649

(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying intercompany loans and are recorded in “Other expense (income), net” on the consolidated statements of operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	Three Months Ended
(in thousands, net of tax)	March 31, 2012	March 31, 2011

Beginning balance	$(12,737)	$(1,468)

Changes in fair value of derivatives	(777)	(1,036)
Reclassifications to earnings from equity	(430)	229
Total activity	(1,207)	(807)

Ending balance	$(13,944)	$(2,275)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	Three Months Ended
(in thousands, net of tax)	March 31, 2012	March 31, 2011

Beginning balance	$(143,730)	$45,417

Foreign currency translation adjustment	126,808	86,438
Changes in fair value of:
Foreign currency debt	5,324	1,014
Derivative hedge instruments	(30,926)	(26,205)
Total activity	101,206	61,247

Ending balance	$(42,524)	$106,664

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,512.8 million and $1,482.6 million, respectively, at March 31, 2012.   At December 31, 2011, the Company estimated the fair value and carrying value, including the current portion, was $1,512.5 million and $1,491.4 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of March 31, 2012. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$7,932	$7,932	$—	$—
Interest rate swaps	5,744	—	5,744	—
Commodity forward purchase contracts	521	—	521	—
Cross currency interest rate swaps	4,160	—	4,160	—
Foreign exchange forward contracts	7,687	—	7,687	—
Corporate convertible bonds	82,340	—	—	82,340
Total assets	$108,384	$7,932	$18,112	$82,340

Liabilities
Interest rate swaps	$1,925	$—	$1,925	$—
Cross currency interest rate swaps	216,023	—	216,023	—
Foreign exchange forward contracts	2,628	—	2,628	—
Long term debt	154,801	—	154,801	—
Contingent considerations on acquisitions	1,201	—	—	1,201
DIO equity option contracts	706	—	—	706
Total liabilities	$377,284	$—	$375,377	$1,907

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$10,516	$10,516	$—	$—
Interest rate swaps	5,699	—	5,699	—
Commodity forward purchase contracts	15	—	15	—
Cross currency interest rate swaps	19,838	—	19,838	—
Foreign exchange forward contracts	8,303	—	8,303	—
Corporate convertible bonds	47,850	—	—	47,850
Total assets	$92,221	$10,516	$33,855	$47,850

Liabilities
Interest rate swaps	$1,631	$—	$1,631	$—
Commodity forward purchase contracts	259	—	259	—
Cross currency interest rate swaps	199,454	—	199,454	—
Foreign exchange forward contracts	3,898	—	3,898	—
Long term debt	154,512	—	154,512	—
Contingent considerations on acquisitions	2,917	—	—	2,917
DIO equity option contracts	419	—	—	419
Total liabilities	$363,090	$—	$359,754	$3,336

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.  The commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and certain cross currency interest rate swaps are considered hedges of net investments in foreign operations as discussed in Note 10, Financial Instruments and Derivatives.

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

The Company has valued the DIO equity option contracts using a Monte Carlo simulation which uses several estimates and probability assumptions by management including the future stock price, the stock price as a multiple of DIO earnings and the probability of the sellers to reduce their shares held by selling into the open market.  The fair value of equity option contracts are reported in “Other noncurrent liabilities,” on the consolidated balance sheets and changes in the fair value are reported in “Other expense (income), net” on the consolidated statements of operations.

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

The following table presents a reconciliation of the Company’s level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	Corporate Convertible Bonds	DIO Equity Options Contracts	Contingent Considerations

Balance at December 31, 2011	$47,850	$419	$2,917
Payments, gross	—	—	(1,781)
Unrealized gain:
Reported in AOCI	32,001	—	—
Unrealized loss:
Reported in Other expense (income), net	—	271	—
Effects of exchange rate changes	2,489	16	65
Balance at March 31, 2012	$82,340	$706	$1,201

For the period ended March 31, 2012, there were no purchases, issuances or transfers of level 3 financial instruments. The Company paid $1.8 million of contingent considerations.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $7.2 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.

NOTE 13 - FINANCING ARRANGEMENTS

The Company estimated the fair value and carrying value of its total long-term debt, including the current portion, was $1,512.8 million and $1,482.6 million, respectively, at March 31, 2012. At December 31, 2011, the fair value and the carrying value of its total long-term debt, including the current portion, were $1,512.5 million and $1,491.4 million, respectively. The terms on existing variable rate debt, including commercial paper, approximate current market conditions; therefore, the fair values of these instruments approximate their carrying values. The Company has assigned the long-term debt a Level 2 fair value measurement, as more fully described in Note 11, Fair Value Measurements.

NOTE 14 - GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2011	$484,779	$107,291	$111,011	$1,486,982	$2,190,063
Revision of provisional amounts on prior acquisition	—	—	—	(144,530)	(144,530)
Effects of exchange rate changes	7,822	13	2,861	53,222	63,918
Balance at March 31, 2012	$492,601	$107,304	$113,872	$1,395,674	$2,109,451

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$134,648	$(20,837)	$113,811	$131,252	$(17,393)	$113,859
Trademarks	87,577	(40,524)	47,053	73,413	(23,885)	49,528
Licensing agreements	30,759	(17,811)	12,948	30,444	(17,277)	13,167
Customer relationships	727,912	(131,643)	596,269	411,626	(19,066)	392,560
Total definite-lived	$980,896	$(210,815)	$770,081	$646,735	$(77,621)	$569,114

Trademarks	$219,547	$—	$219,547	$210,675	$—	$210,675
In-process R&D	8,910	—	8,910	11,311	—	11,311
Total indefinite-lived	$228,457	$—	$228,457	$221,986	$—	$221,986

Total identifiable intangible assets	$1,209,353	$(210,815)	$998,538	$868,721	$(77,621)	$791,100

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.    The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures. The Company filed a motion for decertification of the class and this motion was granted. Plaintiffs appealed the decertification of the class to the California Court of Appeals and the Court of Appeals reversed the decertification decision of the trial Court. The case was remanded to and is pending in the San Francisco County Court. As the result of several hearings, the Judge has held that the class period will be from June 2000 to the present. The Class Notice will be mailed to dentists licensed to practice in California during the class period from 2000 to the present.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.   The Complaint seeks damages and asserts that the Company's Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Plaintiffs have filed their motion for class certification to which the Company has filed its response. The Company also filed other motions, including a motion to dismiss the claims of Drs. Hildebrand and Jaffin for lack of standing. The Court granted this motion for lack of standing of the individuals and did not allow the plaintiffs to amend the complaint to substitute their corporate practices, leaving Dr. Goldman as the only putative class representative, raising a question of jurisdiction of the U.S. District Court. Subsequently, the Court issued an Order dismissing this case on the grounds that it did not have jurisdiction over the matter. The plaintiffs filed a second complaint (under the name “Center City Periodontists”) after the Court granted the initial Motion for lack of standing, in which they named the corporate practices of Drs. Hildebrand and Jaffin as class representatives. The Company has moved to dismiss this complaint and the Court has not yet ruled on this Motion.

As of March 31, 2012, a reasonable estimate of a possible range of loss related to the above litigation cannot be made.   In the event that one or more of these matters is unfavorably resolved, it is possible the Company's results from operations could be materially impacted.

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

Investors are cautioned that forward-looking statements should be read in conjunction with the risk factors and uncertainties discussed within Item 1A, Part I of the Company’s Form 10-K for the year ended December 31, 2011.  Investors are further cautioned that the risk factors in Item 1A, Part I of the Company’s Form 10-K may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty and has no obligation to update forward-looking statements.

OVERVIEW

Quarter Highlights

•
In the three months ended March 31, 2012, the Company achieved record first quarter sales. Sales in the period grew by 25.6% on a US GAAP reported basis and grew 26.3%, excluding precious metal content. The sales growth excluding precious metal content was driven by acquisition growth of 27.2%, while internal growth added 1.1%, and currency translation was negative 2.0%. The internal growth in the period was negatively impacted by the lingering impact of the March 11, 2011 natural disaster in Japan, particularly by supply constraints in our Orthodontics business. Internal growth excluding Orthodontics and our businesses in Japan was 4.5%. This internal growth was comprised of very strong growth in the United States of 7.4%, while Europe reported 2.2% and rest of world had 4.4%.

•
The Company is proceeding with its integration efforts for the Astra Tech acquisition that was completed on August 31, 2011. Integration activity remains high, with a recently announced new combined dental implant organization going live in the United States.

•
The Company's Orthodontics recovery plan is also proceeding, with gradually increasing levels of supply. The supply situation continued to have a negative impact on year-over-year earnings of between $0.04 and $0.05 per dilutive share in the first quarter. The impact is expected to diminish in the second quarter and turn positive on a year-over-year basis in the third quarter of 2012.

Company Profile

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

Management believes that an average internal growth rate of 4% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on weaker or stronger economic conditions.  Management believes the Company may operate below this range for 2012 primarily due to the economic uncertainty in Europe and impact on the global economies.  There can be no assurance that the Company’s assumptions concerning the growth rates in its markets will continue in the future.  If such rates are less than expected, the Company’s projected growth rates and results of operations may be adversely affected.

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

Impact of the Natural Disaster in Japan

 The Company's Orthodontic and Japanese businesses have been negatively impacted as a result of the natural disaster that occurred in Japan in March of 2011. The Company's Orthodontic business has a key supplier located in Japan whose manufacturing was substantially curtailed as a result of the natural disaster. The supplier is now operating at a new location but at significantly reduced volumes. As a result, the company's sales of subject products was down approximately 50 percent in the first quarter, resulting in a negative impact on earnings of between $0.04 and $0.05 cents per diluted share. The Company is receiving increased shipments of components from its supplier in Japan, but expects the second quarter will continue to show a year over year negative impact. The earnings impact should improve sequentially during the second quarter, however it will continue to have a negative year-over-year comparison until the third quarter of 2012. While the Company believes the recovery of its Orthodontic business will be a multi-year process, it expects to receive sufficient shipments to re-launch several of the affected product lines by mid-year 2012.

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

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2012 COMPARED TO QUARTER ENDED MARCH 31, 2011

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

	Three Months Ended
	March 31,
(in millions)	2012	2011	$ Change	% Change
Net sales	$716.4	$570.5	$145.9	25.6%
Less: precious metal content of sales	50.8	43.5	7.3	16.8%
Net sales, excluding precious metal content	$665.6	$527.0	$138.6	26.3%

Net sales, excluding precious metal content, for the three months ended March 31, 2012 was $665.6 million, an increase of 26.3% over the first quarter of 2011.  The change in net sales, excluding precious metal content, was primarily a result of the acquisition growth of $143.3 million, or 27.2%.  Translation negatively impacted sales growth by 2.0%.   Internal growth was 1.1% and excluding sales in the Japanese market and Orthodontic businesses, internal growth was 4.5%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

	Three Months Ended March 31, 2012
	United States	Europe	All Other Regions	Worldwide
Internal sales growth	3.5%	(1.1)%	1.3%	1.1%
Acquisition sales growth	15.9%	42.9%	15.2%	27.2%
Constant currency sales growth	19.4%	41.8%	16.5%	28.3%
Adjusted internal sales growth (a)	7.4%	2.2%	4.4%	4.5%

(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 19.4% for the first quarter of 2012 compared to the first quarter of 2011 on a constant currency basis, including 15.9% of acquisition growth and 3.5% of internal sales growth.  Excluding the orthodontic business, the internal growth rate in the United States was 7.4%.  This adjusted internal growth rate was a result of growth in each of the Company’s product categories.

Europe

Net sales, excluding precious metal content, increased by 41.8% in the first quarter of 2012 on a constant currency basis, including 42.9% of acquisition growth, which was offset by 1.1% negative internal growth.  Excluding the orthodontic business, the internal growth rate was a positive 2.2% and was the result of increased demand for dental specialty and dental consumable products partially offset by decreased sales of dental laboratory products related to precious metal alloys.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 16.5% on a constant currency basis, which includes 1.3% of internal growth.  Excluding the Japanese market and orthodontic business, the resulting internal growth was a positive 4.4%.  This adjusted internal growth was led by growth in endodontic and dental laboratory products partially offset by decreased sales in implants and other non-dental products.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2012	2011	$ Change	% Change
Gross profit	$392.8	$300.0	$92.8	30.9%
Gross profit as a percentage of net sales, including precious metal content	54.8%	52.6%
Gross profit as a percentage of net sales, excluding precious metal content	59.0%	56.9%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 2.1 percentage points for the three months ended March 31, 2012 compared to the same quarter of 2011.   The margin rate was primarily impacted by product mix which increased margins by 1.4 percentage points, due to strong margins from acquisitions, and product pricing. The increase was slightly offset by foreign currency, which had a negative 23 basis points impact.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2012	2011	$ Change	% Change
Selling, general and administrative expenses (“SG&A”)	$304.4	$200.8	$103.6	51.6%
Restructuring and other costs	$1.2	$0.6	$0.6	NM

SG&A as a percentage of net sales, including precious metal content	42.5%	35.2%
SG&A as a percentage of net sales, excluding precious metal content	45.7%	38.1%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the quarter end March 31, 2012 by 7.6 percentage points when compared to the same quarter of 2011.  Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily the result of the higher expense rate of the Astra Tech business as well as $12.0 million of amortization primarily associated with intangibles from 2011 acquisitions. The first quarter 2012 also included $6.4 million for expenses related to integration costs.   The first quarter of 2011 included $0.6 million of amortization expense related to acquired intangible assets. In addition, the Company’s expenses are higher due to costs of $0.6 million associated with supporting the Company’s Orthodontic business during the period of lower sales activity (also referred to hereinafter as “Orthodontic business continuity costs”).

Restructuring and Other Costs

During the three months ended March 31, 2012, the Company recorded restructuring and other costs of $1.2 million.   In the same period of 2011, the Company incurred costs of $0.6 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Net interest expense	$13.5	$4.5	$9.0
Other expense (income), net	0.5	0.1	0.4
Net interest and other expense	$14.0	$4.6	$9.4

Net Interest Expense

Net interest expense for the three months ended March 31, 2012 was $9.0 million higher compared to the three months ended March 31, 2011. The increase is due to interest expense as a result of higher overall debt in support of recent acquisitions.  Interest income decreased $0.5 million as the Company had lower average investment balances in 2012 compared with 2011.

Other Expense (Income), Net

Other expense (income), net in the three months ended March 31, 2012 was $0.5 million, mostly related to currency transaction losses. Other expense (income), net for the same period of 2011 was $0.1 million.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2012	2011	$ Change

Effective income tax rates	20.1%	25.2%

Equity in net loss of unconsolidated affiliated company	$(4.2)	$(0.8)	$(3.4)

Net income attributable to noncontrolling interests	$0.9	$0.4	$0.5

Net income attributable to DENTSPLY International	$53.3	$69.1	$(15.8)

Earnings per common share - diluted	$0.37	$0.48

 Provision for Income Taxes

The Company's effective tax rates for the first three months of 2012 and 2011 were 20.1% and 25.2%, respectively. The effective tax rate for 2012 is favorably impacted by the Company's change in assumptions surrounding the repatriation of foreign earnings into the United States, acquisition restructuring activities, as well as an improvement from the mix of consolidated earnings, and favorable resolution of tax contingencies.

The Company’s effective income tax rate for 2012 included the impact of amortization on purchased intangibles from acquisitions, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $25.5 million and $8.0 million, respectively.  In 2011, the Company’s effective income tax rate included the impact of restructuring and other costs, acquisition related activity and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $2.9 million and $0.8 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation resulted in a loss of $4.2 million on an after-tax basis for the three months ended March 31, 2012.  The net income of DIO includes the result of a negative fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by changes in the DIO share price.  The impact of changes in the DIO share price on the fair value adjustment for the three months ended March 31, 2012 is a loss of approximately $4.4 million.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs, (2) restructuring and other costs, (3) amortization of purchased intangible assets, (4) Orthodontic business continuity costs, (5) income related to credit risk adjustments, (6) certain fair value adjustments at an unconsolidated affiliated company, and (7) income tax related adjustments. Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding. Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

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

	Three Months Ended March 31, 2012
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$53,284	$0.37
Amortization of purchased intangible assets, net of tax	10,982	0.08
Acquisition related activities, net of tax and noncontrolling interests	4,797	0.03
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	4,655	0.03
Restructuring and other costs, net of tax and noncontrolling interests	1,164	0.01
Orthodontics business continuity costs, net of tax	408	—
Income tax related adjustments	(35)	—
Adjusted non-US GAAP earnings	$75,255	$0.52

	Three Months Ended March 31, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$69,084	$0.48
Amortization of purchased intangible assets, net of tax	1,508	0.01
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	921	0.01
Acquisition related activities, net of tax and noncontrolling interests	245	—
Income tax related adjustments	196	—
Restructuring and other costs, net of tax and noncontrolling interests	114	—
Adjusted non-US GAAP earnings	$72,068	$0.50

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$207.5	$201.1	$6.4	3.2%

Orthodontics/Canada/Mexico/Japan	$65.8	$80.5	$(14.7)	(18.3)%

Select Distribution Businesses	$66.6	$67.4	$(0.8)	(1.2)%

Implants/Endodontics/Healthcare/Pacific Rim	$327.0	$179.0	$148.0	82.7%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$61.5	$56.0	$5.5	9.8%

Orthodontics/Canada/Mexico/Japan	$0.4	$9.3	$(8.9)	(95.7)%

Select Distribution Businesses	$(1.5)	$(0.1)	$(1.4)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$66.6	$54.4	$12.2	22.4%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $6.4 million, or 3.2%, during the three months ended March 31, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 5.0%.  This increase was primarily the result of higher demand in both the U.S. and European consumable business.

Operating income increased by $5.5 million during the three months ended March 31, 2012 compared to 2011.  Gross profit was higher by $3.7 million which was the result of higher third party sales and increased product pricing partially offset by unfavorable currency translation.  SG&A expenses decreased by $1.8 million primarily due to the favorable impact of currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, and operating income decreased by $14.7 million and $8.9 million, respectively, during the three months ended March 31, 2012 compared to 2011. The decrease was primarily related to the impact of the natural disaster in Japan as previously discussed.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $0.8 million, or 1.2%, during the three months ended March 31, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 3.2% when compared to the same period of 2011.  The growth was primarily related to increased sales of dental specialty products, partially offset by lower sales of dental consumable products in Europe.

Operating income decreased $1.4 million during the three months ended March 31, 2012 compared to 2011.  Gross profit decreased $0.5 million, primarily due to the impact of unfavorable foreign currency translation, partially offset by increased sales.   SG&A expenses increased by $0.9 million, as a result of increased sales expense partially offset by the favorable impact of currency translation.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $148.0 million, or 82.7%, during the three months ended March 31, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 84.5% primarily driven by acquisitions, including 4.5% of internal growth. The internal growth was primarily related to strong growth in the dental specialty products.

Operating income for the three months ended March 31, 2012 increased $12.2 million compared to 2011. Gross profit increased $105.7 million primarily due to the acquisition of Astra Tech and increased sales of dental specialty products, partially offset by the unfavorable impact of currency translation. SG&A expenses increased $93.5 million, which included operating expenses for the Astra Tech business and increased selling expenses, partially off set by the favorable impact of currency translation on SG&A expenses.

CRITICAL ACCOUNTING POLICIES

There have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2012

Cash flow from operating activities during the three months ended March 31, 2012 was $20.0 million compared to $44.7 million during the three months ended March 31, 2011. Net income during the quarter decreased by $15.2 million to $54.2 million in the period ended March 31, 2012. Depreciation and amortization expense for the quarter was $19.2 million higher than the prior year period. Working capital investments in inventory, prepaid expenses, and  accounts receivable, offset by higher tax accruals, were $33.4 million greater in the current quarter than the prior year first quarter. On a constant currency basis, as of March 31, 2012, reported days for inventory increased by 10 days to 110 days and accounts receivable increased by 4 days to 58 days, respectively, as compared to December 31, 2011, both calculations include recent acquisitions.

Investing activities during the first three months of 2012 include capital expenditures of $18.6 million.

At March 31, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 0.8 million shares for $30.9 million during the first three months of 2012 at an average price of $38.72. As of March 31, 2012, the Company held 21.0 million shares of treasury stock. The Company also received proceeds of $14.5 million as a result of the exercise of 0.6 million of stock options during the three months ended March 31, 2012. The Company expects to offset option exercises during the remainder of the year 2012 with share repurchases.

The Company's total borrowings increased by a net of $2.5 million during the three months ended March 31, 2012. This change included net increase of $11.2 million during the first three months and a decrease of $8.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2012, the Company's ratio of total debt to total capitalization was 46.4% compared to 48.4% at December 31, 2011. Also in that same period, the Company's cash and cash equivalents have decreased from $77.1 million to $67.3 million.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. Under its 364-day revolving credit agreement, the Company is able to borrow up to $250.0 million through August 29, 2012. These facilities are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2012, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. Both the 364-day and the five-year revolvers serve as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $750.0 million. At March 31, 2012, outstanding borrowings were $280.0 million under the multi-currency revolving facility.

The Company also has access to $78.3 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2012, the Company had $6.7 million outstanding under these short-term lines of credit. At March 31, 2012, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $541.6 million.

At March 31, 2012, the Company held $160.3 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At March 31, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended March 31, 2012, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program
January 1, 2012	—	$—	$—	13,024.7
February 1, 2012	623.3	38.38	23,919.2	12,719.8
March 1, 2012	174.0	39.95	6,950.3	12,946.7
	797.3	$38.72	$30,869.5

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements.
32	Section 906 Certification Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 2, 2012
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	May 2, 2012
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer