Form 10-Q
period 2012-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2012-07-31
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 27, 2012, DENTSPLY International Inc. had 141,784,960 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$762,994	$609,443	$1,479,407	$1,179,946
Cost of products sold	355,525	294,592	679,188	565,111

Gross profit	407,469	314,851	800,219	614,835
Selling, general and administrative expenses	296,034	210,984	600,388	411,751
Restructuring and other costs	2,528	6,863	3,765	7,496

Operating income	108,907	97,004	196,066	195,588

Other income and expenses:
Interest expense	14,584	5,570	30,366	11,913
Interest income	(2,011)	(2,430)	(4,308)	(4,258)
Other expense (income), net	748	1,434	1,230	1,504

Income before income taxes	95,586	92,430	168,778	186,429
Provision for income taxes	14,875	17,957	29,590	41,669
Equity in net earnings (loss) of unconsolidated affiliated company	1,329	917	(2,919)	93

Net income	82,040	75,390	136,269	144,853
Less: Net income attributable to noncontrolling interests	1,276	1,154	2,220	1,533

Net income attributable to DENTSPLY International	$80,764	$74,236	$134,049	$143,320

Earnings per common share:
Basic	$0.57	$0.53	$0.95	$1.01
Diluted	$0.56	$0.52	$0.93	$1.00

Weighted average common shares outstanding:
Basic	141,737	141,052	141,729	141,331
Diluted	143,863	143,373	143,908	143,694

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$82,040	$75,390	$136,269	$144,853

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(178,746)	62,051	(45,275)	152,767
Net gain (loss) on derivative financial instruments	47,089	(36,391)	14,957	(63,403)
Net unrealized holding (loss) gain on available-for-sale securities	(7,954)	(6,233)	15,046	(2,031)
Pension liability adjustments	1,726	(1,500)	1,666	(2,033)
Total other comprehensive (loss) income	(137,885)	17,927	(13,606)	85,300

Total comprehensive (loss) income	(55,845)	93,317	122,663	230,153

Less: Comprehensive (loss) income attributable
to noncontrolling interests	(928)	3,833	1,356	7,476

Comprehensive (loss) income attributable to
DENTSPLY International	$(54,917)	$89,484	121,307	222,677

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$53,210	$77,128
Accounts and notes receivables-trade, net	462,233	427,709
Inventories, net	403,195	361,762
Prepaid expenses and other current assets	186,544	146,304

Total Current Assets	1,105,182	1,012,903

Property, plant and equipment, net	587,285	591,445
Identifiable intangible assets, net	947,747	791,100
Goodwill, net	2,036,084	2,190,063
Other noncurrent assets, net	194,458	169,887

Total Assets	$4,870,756	$4,755,398

Liabilities and Equity
Current Liabilities:
Accounts payable	$145,850	$149,117
Accrued liabilities	347,906	289,201
Income taxes payable	12,646	9,054
Notes payable and current portion of long-term debt	241,801	276,701

Total Current Liabilities	748,203	724,073

Long-term debt	1,482,783	1,490,010
Deferred income taxes	334,673	249,822
Other noncurrent liabilities	316,098	407,342

Total Liabilities	2,881,757	2,871,247

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at June 30, 2012 and December 31, 2011.	1,628	1,628
Capital in excess of par value	230,862	229,687
Retained earnings	2,654,044	2,535,709
Accumulated other comprehensive loss	(203,712)	(190,970)
Treasury stock, at cost, 21.0 million and 21.1 million shares at June 30, 2012 and December 31, 2011, respectively.	(731,253)	(727,977)
Total DENTSPLY International Equity	1,951,569	1,848,077

Noncontrolling interests	37,430	36,074

Total Equity	1,988,999	1,884,151

Total Liabilities and Equity	$4,870,756	$4,755,398

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income	$136,269	$144,853

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,357	32,359
Amortization	28,014	4,736
Amortization of deferred financing costs	2,391	—
Deferred income taxes	(4,432)	6,894
Share-based compensation expense	11,029	10,316
Restructuring and other costs - noncash	2,105	(787)
Stock option income tax benefit	(5,163)	(6,217)
Net interest expense on derivatives with an other-than-insignificant financing element	1,135	1,545
Equity in earnings from unconsolidated affiliates	2,919	(93)
Other non-cash expense	(4,237)	(955)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(41,461)	(40,357)
Inventories, net	(47,034)	(8,368)
Prepaid expenses and other current assets	(19,455)	(1,927)
Other noncurrent assets, net	(3,497)	(4,519)
Accounts payable	(1,320)	4,129
Accrued liabilities	(3,244)	9,051
Income taxes payable	5,423	12,942
Other noncurrent liabilities	3,596	2,907

Net cash provided by operating activities	103,395	166,509

Cash flows from investing activities:

Capital expenditures	(42,986)	(25,338)
Cash paid for acquisitions of businesses, net of cash acquired	—	(20,087)
Payments on settlements of net investment hedges	(14,221)	—
Expenditures for identifiable intangible assets	(188)	(332)
Purchase of Company-owned life insurance policies	(1,577)	—
Proceeds from sale of property, plant and equipment, net	465	175

Net cash used in investing activities	(58,507)	(45,582)

Cash flows from financing activities:

Net change in short-term borrowings	(35,181)	(177)
Cash paid for treasury stock	(38,840)	(79,500)
Cash dividends paid	(15,706)	(14,312)
Cash paid for contingent consideration on prior acquisitions	(1,781)	(1,780)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	—	(16,431)
Proceeds from long-term borrowings	—	38,254
Repayments of long-term borrowings	—	(2,403)
Payment on terminated derivative instruments	—	—
Proceeds from exercise of stock options	20,066	33,993
Excess tax benefits from share-based compensation	5,163	6,217
Net interest payments on derivatives with an other-than-insignificant financing element	(1,135)	(1,545)

Net cash used in financing activities	(67,414)	(37,684)

Effect of exchange rate changes on cash and cash equivalents	(1,392)	48,429

Net (decrease) increase in cash and cash equivalents	(23,918)	131,672

Cash and cash equivalents at beginning of period	77,128	540,038

Cash and cash equivalents at end of period	$53,210	$671,710

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

Net income	—	—	143,320	—	—	143,320	1,533	144,853

Other comprehensive income				79,357		79,357	5,943	85,300

Acquisition of noncontrolling interest	—	22,394	—	—	—	22,394	(38,825)	(16,431)
Exercise of stock options	—	(11,578)	—	—	45,571	33,993	—	33,993
Tax benefit from stock options exercised	—	6,217	—	—	—	6,217	—	6,217
Share based compensation expense	—	10,362	—	—	—	10,362	—	10,362
Funding of Employee Stock Ownership Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(79,500)	(79,500)	—	(79,500)
Dividends paid by noncontrolling interest	—	—	—	—	—	—	(174)	(174)
RSU distributions	—	(5,696)	—	—	3,539	(2,157)	—	(2,157)
RSU dividends	—	91	(91)	—	—	—	—	—
Cash dividends ($0.10 per share)	—	—	(14,116)	—	—	(14,116)	—	(14,116)
Balance at June 30, 2011	$1,628	$227,071	$2,449,463	$103,513	$(739,445)	$2,042,230	$39,003	$2,081,233

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	134,049	—	—	134,049	2,220	136,269

Other comprehensive loss	—	—	—	(12,742)	—	(12,742)	(864)	(13,606)

Exercise of stock options	—	(7,158)	—	—	27,224	20,066	—	20,066
Tax benefit from stock options exercised	—	5,163	—	—	—	5,163	—	5,163
Share based compensation expense	—	11,029	—	—	—	11,029	—	11,029
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(38,840)	(38,840)	—	(38,840)
RSU distributions	—	(8,344)	—	—	5,068	(3,276)	—	(3,276)
RSU dividends	—	115	(115)	—	—	—	—	—
Cash dividends ($0.11 per share)	—	—	(15,599)	—	—	(15,599)	—	(15,599)
Balance at June 30, 2012	$1,628	$230,862	$2,654,044	$(203,712)	$(731,253)	$1,951,569	$37,430	$1,988,999

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

Accounts and Notes Receivable

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $13.7 million at June 30, 2012 and $15.8 million at December 31, 2011.

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

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $68.4 million and $47.8 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, an unrealized holding gain of $22.0 million and $11.5 million, respectively, on available-for-sale securities, net of tax, had been recorded in AOCI.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”("ASU"). This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard for the quarter ended June 30, 2012 and it did not impact the Company’s financial position or results from operations.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Stock option expense	$3,298	$3,035	$5,679	$5,373
RSU expense	3,094	2,296	4,640	4,347
Total stock based compensation expense	$6,392	$5,331	$10,319	$9,720

Total related tax benefit	$1,916	$1,620	$2,935	$2,872

At June 30, 2012, the remaining unamortized compensation cost related to non-qualified stock options is $19.1 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.8 years. At June 30, 2012, the unamortized compensation cost related to RSU is $20.4 million, which will be expensed over the remaining restricted period of the RSU, or 1.7 years.

The following table reflects the non-qualified stock option transactions from December 31, 2011 through June 30, 2012:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2011	10,148	$31.23	$51,402	8,049	$30.06	$50,365
Granted	1,307	38.72
Exercised	(862)	23.29
Cancelled	(25)	41.15
Forfeited	(38)	36.15

June 30, 2012	10,530	$32.77	$61,728	7,720	$31.20	$58,418

At June 30, 2012 the weighted average remaining contractual term of all outstanding options is 6.0 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes the unvested RSU transactions from December 31, 2011 through June 30, 2012:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

December 31, 2011	897	$32.50
Granted	413	38.71
Vested	(244)	26.28
Forfeited	(25)	35.67

June 30, 2012	1,041	$36.34

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended June 30, 2012, foreign currency translation adjustments included currency translation losses of $175.3 million and losses on the Company’s loans designated as hedges of net investments of $1.3 million.  During the quarter ended June 30, 2011, foreign currency translation adjustments included currency translation gains of $52.4 million and gains of $9.7 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2012, foreign currency translation adjustments included currency losses of $48.5 million and gains on the Company's loans designated as hedges of net investments of $4.1 million. During the six months ended June 30, 2011, foreign currency translation adjustments included currency translation gains of $142.1 million and gains on the Company's loans designated as hedges as investments of $10.7 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

(in thousands)	June 30, 2012	December 31, 2011

Foreign currency translation adjustments	$(83,489)	$(39,078)
Net loss on derivative financial instruments	(102,433)	(117,390)
Net unrealized holding gains (losses) on available-for-sale securities	14,530	(516)
Pension liability adjustments	(32,320)	(33,986)
	$(203,712)	$(190,970)

The cumulative foreign currency translation adjustments included translation gains of $47.8 million and $96.3 million at June 30, 2012 and December 31, 2011, respectively, was more than offset by losses of $129.4 million and $133.5 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 - EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
Basic Earnings Per Common Share Computation
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income attributable to DENTSPLY International	$80,764	$74,236	$134,049	$143,320

Common shares outstanding	141,737	141,052	141,729	141,331

Earnings per common share - basic	$0.57	$0.53	$0.95	$1.01

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$80,764	$74,236	$134,049	$143,320

Common shares outstanding	141,737	141,052	141,729	141,331
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,126	2,321	2,179	2,363
Total shares	143,863	143,373	143,908	143,694

Earnings per common share - diluted	$0.56	$0.52	$0.93	$1.00

Options to purchase 3.8 million and 4.1 million shares of common stock that were outstanding during the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted earnings per share since the exercise prices for these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 3.0 million and 3.4 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2011, respectively.

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

The following table summarizes the preliminary fair value of identifiable assets and liabilities assumed at the date of the Astra Tech acquisition. This table has been updated during the first six months of 2012 to reflect the refined estimates of fair value. The primary change resulted in an increase to identifiable intangible assets relating to customer relationships and a corresponding reduction to goodwill.

(in thousands)

Inventory	$84,659
Other Current assets	140,462
Property, plant and equipment	178,495
Identifiable intangible assets	986,300
Goodwill	824,357
Other long-term assets	13,438
Total assets	2,227,711

Current liabilities	106,983
Long-term liabilities	329,937
Total liabilities	436,920

Net assets	$1,790,791

Other current assets consist primarily of trade accounts receivable of $101.2 million.  Current liabilities assumed are primarily comprised of accrued and other current liabilities of $80.0 million and trade accounts payable of $27.0 million.  Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $280.6 million and pension obligations of $49.3 million.

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

The preliminary fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using the combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

Useful lives for identifiable intangible assets were determined based upon the remaining useful economic lives of the identifiable intangible assets that are expected to contribute to future cash flows.  The acquired identifiable intangible assets are being amortized on a straight-line basis over their expected useful lives.

Identifiable intangible assets acquired consist of the following:

(in thousands, except for useful life)	Amount	Useful Life (in years)

Customer relationships	$636,900	17.5 - 20
Developed technology and patents	116,500	10
Trade names and trademarks	229,100	Indefinite
In-process research and development	3,800	—
Total	$986,300

The $824.4 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies.  All of the goodwill has been assigned to the Company's Implants/Endodontics/Healthcare/Pacific Rim segment and is not expected to be deductible for tax purposes.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2011	2011

Net sales	$763,659	$1,479,567
Net income attributable to DENTSPLY	$71,932	$141,510
Diluted earnings per common share	$0.50	$0.98

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

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 89% and 97% of sales for the three months ended June 30, 2012 and 2011, respectively, and 89% and 97% of sales for the six months ended June 30, 2012 and 2011, respectively.

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

During the first quarter of 2012 the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects the revised structure for all periods shown.

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

Select Distribution Businesses

This business group includes responsibility for the sales and distribution for most of the Company's dental products sold in France, United Kingdom, Italy, Austria and certain other European countries, Middle Eastern countries, India and Africa.

Implants/Endodontics/Healthcare/Pacific Rim

This business group includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This business group also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this business group is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this business group is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding India and Japan). This business group is also responsible for the world-wide design, manufacturing, sales and distribution of the Company's healthcare products (non-dental) throughout most of the world.

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

The following tables set forth information about the Company’s operating groups for the three and six months ended June 30, 2012 and 2011:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$258,786	$246,062	$505,717	$477,182
Orthodontics/Canada/Mexico/Japan	86,317	85,728	159,219	174,174
Select Distribution Businesses	78,433	82,892	151,684	157,058
Implants/Endodontics/Healthcare/Pacific Rim	342,312	196,399	666,956	374,213
All Other (a)	(2,854)	(1,638)	(4,169)	(2,681)
Total	$762,994	$609,443	$1,479,407	$1,179,946
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$206,862	$214,181	$414,346	$415,289
Orthodontics/Canada/Mexico/Japan	77,037	77,433	142,878	157,908
Select Distribution Businesses	77,130	80,490	148,783	152,530
Implants/Endodontics/Healthcare/Pacific Rim	340,305	193,523	662,268	367,949
All Other (a)	(2,854)	(1,638)	(4,169)	(2,681)
Total excluding precious metal content	698,480	563,989	1,364,106	1,090,995
Precious metal content	64,514	45,454	115,301	88,951
Total including precious metal content	$762,994	$609,443	$1,479,407	$1,179,946
(a) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$58,486	$55,636	$112,887	$111,006
Orthodontics/Canada/Mexico/Japan	1,054	953	2,233	1,937
Select Distribution Businesses	2,974	3,729	6,292	7,477
Implants/Endodontics/Healthcare/Pacific Rim	42,409	43,756	80,748	81,798
All Other (a)	56,329	55,458	110,309	106,835
Eliminations	(161,252)	(159,532)	(312,469)	(309,053)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$63,295	$61,536	$124,764	$117,519
Orthodontics/Canada/Mexico/Japan	3,897	4,314	4,263	13,593
Select Distribution Businesses	138	587	(850)	445
Implants/Endodontics/Healthcare/Pacific Rim	77,224	63,188	143,383	117,613
All Other (a)	(33,119)	(25,758)	(71,729)	(46,086)
Segment operating income	111,435	103,867	199,831	203,084

Reconciling Items:
Restructuring and other costs	(2,528)	(6,863)	(3,765)	(7,496)
Interest expense	(14,584)	(5,570)	(30,366)	(11,913)
Interest income	2,011	2,430	4,308	4,258
Other expense (income), net	(748)	(1,434)	(1,230)	(1,504)
Income before income taxes	$95,586	$92,430	$168,778	$186,429
(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	June 30, 2012	December 31, 2011

Dental Consumable and Laboratory Businesses	$1,012,143	$1,180,001
Orthodontics/Canada/Mexico/Japan	286,997	328,376
Select Distribution Businesses	207,377	168,500
Implants/Endodontics/Healthcare/Pacific Rim	3,102,736	2,881,591
All Other (a)	261,503	196,930
Total	$4,870,756	$4,755,398
(a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At June 30, 2012 and December 31, 2011, the cost of $8.6 million, or 2.1% and $7.1 million, or 2.1% of inventories, respectively, was determined using the last-in, first-out (“LIFO”) method. The cost of the remaining inventories was determined using the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2012 and December 31, 2011 by $5.7 million and $5.6 million, respectively.

The Company establishes reserves for inventory in order to present the net realizable value.  The inventory valuation reserves were $34.9 million and $35.1 million at June 30, 2012 and December 31, 2011, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	June 30, 2012	December 31, 2011

Finished goods	$246,432	$218,814
Work-in-process	67,810	66,952
Raw materials and supplies	88,953	75,996
	$403,195	$361,762

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three and six months ended June 30, 2012 and 2011:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Service cost	$3,032	$2,578	$6,010	$5,012
Interest cost	2,627	2,305	5,318	4,492
Expected return on plan assets	(1,189)	(1,290)	(2,414)	(2,506)
Amortization of prior service cost	(33)	21	(70)	41
Amortization of net loss	494	405	992	788

Net periodic benefit cost	$4,931	$4,019	$9,836	$7,827

Other Postretirement Plans	Three Months Ended		Six Months Ended
(in thousands)	2012	2011	2012	2011

Service cost	$18	$16	$37	$32
Interest cost	118	139	235	277
Amortization of net loss	57	49	115	98

Net periodic benefit cost	$193	$204	$387	$407

The following sets forth the information related to the contributions to the Company’s benefit plans for 2012:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through June 30, 2012	$6,386	$416
Projected for the remainder of the year	6,095	562
Total for year	$12,481	$978

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2012, the Company recorded restructuring costs of $2.1 million and $3.5 million, respectively.  These costs primarily related to employee severance.  During the three and six months ended June 30, 2011, the Company recorded restructuring costs of $0.7 million, related to employee severance costs.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in "Accrued liabilities" in the consolidated balance sheets.

During 2012, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies.

At June 30, 2012, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2010 and Prior Plans	2011 Plans	2012 Plans	Total

Balance at December 31, 2011	$3,380	$1,281	$—	$4,661
Provisions and adjustments	—	546	2,383	2,929
Amounts applied	(689)	(452)	(929)	(2,070)
Balance at June 30, 2012	$2,691	$1,375	$1,454	$5,520

	Lease/Contract Terminations
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$1,011	$—	$1,011
Provisions and adjustments	—	254	254
Amounts applied	(147)	(27)	(174)
Balance at June 30, 2012	$864	$227	$1,091

	Other Restructuring Costs
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$34	$—	$34
Provisions and adjustments	—	276	276
Amounts applied	—	(123)	(123)
Balance at June 30, 2012	$34	$153	$187

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2011	Provisions and Adjustments	Amounts Applied	June 30, 2012

Dental Consumable and Laboratory Businesses	$3,601	$628	$(1,006)	$3,223
Orthodontics/Canada/Mexico/Japan	240	826	(282)	784
Implants/Endodontics/Healthcare/Pacific Rim	1,865	2,005	(1,079)	2,791
	$5,706	$3,459	$(2,367)	$6,798

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company's activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company's operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt and to convert fixed rate debt to variable rate debt, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix certain variable raw material costs.

Derivative instruments not designated as hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding as of June 30, 2012 are summarized in the tables that follow.

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

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of June 30, 2012 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of June 30, 2012, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of June 30, 2012 are summarized in the tables that follow.
Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the swap primarily through AOCI based on the tested effectiveness of the commodity swap. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. At any time the value component of the hedge fair value is deemed ineffective and will be reported currently in “Interest expense” in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.
At June 30, 2012, the Company had swaps in place to purchase 766 troy ounces of platinum bullion for use in production at an average fixed rate of $1,467 per troy ounce.  In addition, the Company had swaps in place to purchase 76,870 troy ounces of silver bullion for use in production at an average fixed rate of $28 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at June 30, 2012:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	June 30, 2012

Forward sale, 12.3 million Australian dollars	$8,061	$3,884	$139	$(698)
Forward purchase, 7.4 million British pounds	(11,326)	(193)	—	167
Forward sale, 43.6 million Canadian dollars	21,955	20,015	1,212	862
Forward purchase, 22.2 million Danish kroner	(3,773)	—	—	(24)
Forward sale, 143.4 million euros	63,919	112,840	5,835	4,080
Forward purchase, 0.4 billion Japanese yen	4,471	(8,569)	(506)	(343)
Forward sale, 165.2 million Mexican pesos	12,384	—	—	(502)
Forward purchase, 17.2 million Norwegian kroner	(2,893)	—	—	14
Forward sale, 4.2 million Polish zlotys	1,259	—	—	(49)
Forward sale, 2.6 million Singapore dollars	2,065	—	—	20
Forward sale, 5.7 billion South Korean won	4,994	—	—	(35)
Forward purchase, 1.0 billion Swedish kronor	(69,982)	(67,198)	(3,270)	3,080
Forward purchase, 14.0 million Swiss francs	(33,566)	19,233	860	1,229
Forward sale, 32.5 million Taiwanese dollars	1,092	—	—	(4)
Total foreign exchange forward contracts	$(1,340)	$80,012	$4,270	$7,797

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	2015	2016 and Beyond	June 30, 2012

Euro	$598	$1,195	$914	$914	$2,057	$(550)
Japanese yen	—	—	157,053	—	—	376
Swiss francs	—	—	—	—	68,482	(1,315)
Total interest rate swaps	$598	$1,195	$157,967	$914	$70,539	$(1,489)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	June 30, 2012

Silver swap - U.S. dollar	$1,526	$563	$(84)
Platinum swap - U.S. dollar	777	321	(25)
Total commodity swap contracts	$2,303	$884	$(109)

Cross Currency Basis Swap	Notional Amounts Maturing in the Year	Fair Value Net Asset (Liability)
(in thousands)	2014	June 30, 2012

Euro 449.8 million @ $1.45 pay USD 3 mth. LIBOR receive EUR 3 mth. EURIBOR	$569,267	$(79,689)
Total cross currency basis swap	$569,267	$(79,689)

At June 30, 2012, deferred net gains on derivative instruments of $3.7 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

During the second quarter of 2012, the Company entered into two new cross currency basis swaps totaling Swiss francs 56.6 million (the “Swiss Swaps”). The Swiss Swaps mature in May 2015, and the Company pays three-month Swiss franc London Inter-Bank Offered Rate ("LIBOR") minus 37.9 basis points on Swiss francs 56.6 million and receives three-month U.S. dollar LIBOR on $60.5 million. The new contracts were entered into to replace maturing contracts. The Swiss Swaps are designated as net investment hedges of the Swiss denominated net assets. The interest rate differential is recognized in the earnings as interest income or interest expense as it is accrued. The foreign currency revaluation is recorded in AOCI, net of tax effects.

At June 30, 2012 and December 31, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. At June 30, 2012 and December 31, 2011, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $74.5 million and a liability of $111.9 million, respectively, which are recorded in AOCI, net of tax effects. At June 30, 2012 and December 31, 2011, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish krona, net of these net investment hedges, were $173.8 million in losses and $143.7 million in losses, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at June 30, 2012:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	June 30, 2012

Swiss franc 592.5 million @ 1.09 pay CHF 3 mth. LIBOR rec. USD 3 mth. LIBOR	$479,903	$84,707	$59,632	$(79,240)
Euro 618.0 million @ $1.27 pay EUR 3 mth. EURIBOR rec. USD 3 mth. LIBOR	782,203	—	—	4,700
Total cross currency basis swaps	$1,262,106	$84,707	$59,632	$(74,540)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million Private Placement Notes ("PPN") to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement. At June 30, 2012, the estimated net fair value of these interest rate swaps was $4.8 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at June 30, 2012:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016 and Beyond	June 30, 2012

U.S. dollars	$45,000	$60,000	$45,000	$4,832
Total interest rate swap	$45,000	$60,000	$45,000	$4,832

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$6,143	$754	$883	$123
Commodity contracts	—	—	109	—
Interest rate swaps	2,505	3,156	—	1,768
Cross currency basis swaps	—	31,494	82,949	23,085
Total	$8,648	$35,404	$83,941	$24,976
Not Designated as Hedges

Foreign exchange forward contracts	$3,672	$—	$1,766	$—
DIO equity option contracts	—	—	—	580
Interest rate swaps	—	—	108	442
Cross currency basis swaps	—	—	—	79,689
Total	$3,672	$—	$1,874	$80,711

	December 31, 2011
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$5,464	$896	$641	$107
Commodity contracts	—	15	257	2
Interest rate swaps	2,539	3,160	—	1,050
Cross currency basis swaps	—	19,838	13,790	117,974
Total	$8,003	$23,909	$14,688	$119,133
Not Designated as Hedges

Foreign exchange forward contracts	$1,943	$—	$3,150	$—
Commodity contracts	—	—	—	419
Interest rate swaps	—	—	105	476
Cross currency basis swaps	—	—	—	67,690
Total	$1,943	$—	$3,255	$68,585

The following tables summarize the statements of operations impact of the Company's cash flow hedges for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate contracts	$(727)	Interest expense	$(897)
Foreign exchange forward contracts	4,785	Cost of products sold	1,842
Foreign exchange forward contracts	391	SG&A expenses	226
Commodity contracts	(581)	Cost of products sold	96
Total	$3,868		$1,267

Derivatives in Cash Flow Hedging
	Classification of Gains (Losses)	Ineffective portion Recognized in Income
(in thousands)

Foreign exchange forward contracts	Other expense, net	$278
Commodity contracts	Interest expense	11
Total		$289

Three Months Ended June 30, 2011
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$9,879	Interest expense	$(1,318)
Foreign exchange forward contracts	238	Cost of products sold	386
Foreign exchange forward contracts	(195)	SG&A expenses	(95)
Commodity contracts	29	Cost of products sold	91
Total	$9,951		$(936)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Interest rate swaps	Other expense, net	$65
Foreign exchange forward contracts	Interest expense	(188)
Commodity contracts	Interest expense	1
Total		$(122)

Six Months Ended June 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(1,399)	Interest expense	$(1,802)
Foreign exchange forward contracts	3,351	Cost of products sold	2,992
Foreign exchange forward contracts	302	SG&A expenses	457
Commodity contracts	257	Cost of products sold	50
Total	$2,511		$1,697

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Interest expense	$478
Commodity contracts	Interest expense	(6)
Total		$472

Six Months Ended June 30, 2011
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$9,598	Interest expense	$(2,569)
Foreign exchange forward contracts	(694)	Cost of products sold	854
Foreign exchange forward contracts	(462)	SG&A expenses	11
Commodity contracts	56	Cost of products sold	196
Total	$8,498		$(1,508)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Interest rate swaps	Other expense, net	$167
Foreign exchange forward contracts	Interest expense	(216)
Foreign exchange forward contracts	Other expense, net	(188)
Commodity contracts	Interest expense	(2)
Total		$(239)

The following tables summarize the statements of operations impact of the Company's hedges of net investments for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency interest rate swaps	$73,784	Interest income	$861
		Interest expense	(412)
Total	$73,784		$449

Three Months Ended June 30, 2011
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency interest rate swaps	$(70,023)	Interest income	$170
		Interest expense	(1,310)
Total	$(70,023)		$(1,140)

Six Months Ended June 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency interest rate swaps	$23,415	Interest income	$1,633
		Interest expense	(1,618)
Total	$23,415		$15

Six Months Ended June 30, 2011
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency interest rate swaps	$(112,703)	Interest income	$369
		Interest expense	(2,291)
Total	$(112,703)		$(1,922)

The following tables summarize the statements of operations impact of the Company's hedges of fair value for the three and six months ended June 30, 2012 and 2011:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended June 30,
(in thousands)	of Gains (Losses)	2012	2011

Interest rate contracts	Interest expense	$646	$615
Total		$646	$615

Derivatives in Fair Value Hedging
	Classification	Six Months Ended June 30,
(in thousands)	of Gains (Losses)	2012	2011

Interest rate contracts	Interest expense	$1,485	$615
Total		$1,485	$615

The following table summarizes the statements of operations impact of the Company's hedges not designated as hedging for the three and six months ended June 30, 2012 and 2011:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended June 30,
(in thousands)	of Gains (Losses)	2012	2011

Foreign exchange forward contracts	Other expense, net	$(2,545)	$(394)
DIO equity option contracts	Other expense, net	95	26
Interest rate contracts	Interest expense	(45)	107
Cross currency interest rate contracts (a)	Other expense, net	(30,427)	—
Cross currency interest rate contracts	Interest expense	(261)	—
Cross currency interest rate contracts	Interest income	27	—
Total		$(33,156)	$(261)

Derivatives Not Designated as Hedging
	Classification	Six Months Ended June 30,
(in thousands)	of Gains (Losses)	2012	2011

Foreign exchange forward contracts	Other expense, net	$306	$1,309
DIO equity option contracts	Other expense, net	(178)	26
Interest rate contracts	Interest expense	(87)	51
Cross currency interest rate contracts (a)	Other expense, net	(12,301)	—
Cross currency interest rate contracts	Interest expense	(261)	—
Cross currency interest rate contracts	Interest income	446	—
Total		$(12,075)	$1,386

(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying intercompany loans which are recorded in “Other expense (income), net” on the consolidated statements of operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, net of tax)	2012	2011	2012	2011

Beginning balance	$(13,944)	$(2,275)	$(12,737)	$(1,468)

Changes in fair value of derivatives	3,054	6,137	2,277	5,101
Reclassifications to earnings from equity	(1,267)	467	(1,697)	696
Total activity	1,787	6,604	580	5,797

Ending balance	$(12,157)	$4,329	$(12,157)	$4,329

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, net of tax)	2012	2011	2012	2011

Beginning balance	$(42,524)	$106,664	$(143,730)	$45,417

Foreign currency translation adjustment	(175,281)	66,059	(48,473)	152,497
Changes in fair value of:
Foreign currency debt	(1,262)	(6,687)	4,062	(5,673)
Derivative hedge instruments	45,303	(42,995)	14,377	(69,200)
Total activity	(131,240)	16,377	(30,034)	77,624

Ending balance	$(173,764)	$123,041	$(173,764)	$123,041

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,524.4 million and $1,483.9 million, respectively, at June 30, 2012.   At December 31, 2011, the Company estimated the fair value and carrying value, including the current portion, was $1,512.5 million and $1,491.4 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of June 30, 2012. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5,661	$—	$5,661	$—
Cross currency interest rate swaps	31,494	—	31,494	—
Foreign exchange forward contracts	10,569	—	10,569	—
Corporate convertible bonds	68,396	—	—	68,396
Total assets	$116,120	$—	$47,724	$68,396

Liabilities
Interest rate swaps	$2,318	$—	$2,318	$—
Commodity forward purchase contracts	109	—	109	—
Cross currency interest rate swaps	185,723	—	185,723	—
Foreign exchange forward contracts	2,772	—	2,772	—
Long term debt	154,895	—	154,895	—
Contingent considerations on acquisitions	823	—	—	823
DIO equity option contracts	580	—	—	580
Total liabilities	$347,220	$—	$345,817	$1,403

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$10,516	$10,516	$—	$—
Interest rate swaps	5,699	—	5,699	—
Commodity forward purchase contracts	15	—	15	—
Cross currency interest rate swaps	19,838	—	19,838	—
Foreign exchange forward contracts	8,303	—	8,303	—
Corporate convertible bonds	47,850	—	—	47,850
Total assets	$92,221	$10,516	$33,855	$47,850

Liabilities
Interest rate swaps	$1,631	$—	$1,631	$—
Commodity forward purchase contracts	259	—	259	—
Cross currency interest rate swaps	199,454	—	199,454	—
Foreign exchange forward contracts	3,898	—	3,898	—
Long term debt	154,512	—	154,512	—
Contingent considerations on acquisitions	2,917	—	—	2,917
DIO equity option contracts	419	—	—	419
Total liabilities	$363,090	$—	$359,754	$3,336

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

The following table presents a reconciliation of the Company’s level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	Corporate Convertible Bonds	DIO Equity Options Contracts	Contingent Considerations

Balance at December 31, 2011	$47,850	$(424)	$2,917
Payments, gross	—	—	(1,781)
Adjustments:
Reported in selling, general and administrative expense	—	—	(326)
Unrealized gain:
Reported in AOCI	22,023	—	—
Unrealized loss:
Reported in other expense (income), net	—	(178)	—
Effects of exchange rate changes	(1,477)	14	13
Balance at June 30, 2012	$68,396	$(588)	$823

For the six months ended June 30, 2012, there were no purchases, issuances or transfers of level 3 financial instruments. The Company paid $1.8 million of contingent considerations.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.3 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.

NOTE 13 - FINANCING ARRANGEMENTS

The Company estimated the fair value and carrying value of its total long-term debt, including the current portion, was $1,512.8 million and $1,482.6 million, respectively, at June 30, 2012. At December 31, 2011, the fair value and the carrying value of its total long-term debt, including the current portion, were $1,512.5 million and $1,491.4 million, respectively. The terms on existing variable rate debt, including commercial paper, approximate current market conditions; therefore, the fair values of these instruments approximate their carrying values. The Company has assigned the long-term debt a Level 2 fair value measurement, as more fully described in Note 11, Fair Value Measurements.

NOTE 14 - GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2011	$484,779	$102,950	$108,566	$1,493,768	$2,190,063
Adjustment of provisional amounts on prior acquisition	—	—	—	(144,530)	(144,530)
Business unit transfer	—	—	2,132	(2,132)	—
Effects of exchange rate changes	(2,054)	(641)	(6,602)	(152)	(9,449)
Balance at June 30, 2012	$482,725	$102,309	$104,096	$1,346,954	$2,036,084

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$129,570	$(23,573)	$105,997	$131,252	$(17,393)	$113,859
Trademarks	85,228	(40,659)	44,569	73,413	(23,885)	49,528
Licensing agreements	30,412	(18,094)	12,318	30,444	(17,277)	13,167
Customer relationships	703,249	(137,130)	566,119	411,626	(19,066)	392,560
Total definite-lived	$948,459	$(219,456)	$729,003	$646,735	$(77,621)	$569,114

Trademarks	$209,993	$—	$209,993	$210,675	$—	$210,675
In-process R&D	8,751	—	8,751	11,311	—	11,311
Total indefinite-lived	$218,744	$—	$218,744	$221,986	$—	$221,986

Total identifiable intangible assets	$1,167,203	$(219,456)	$947,747	$868,721	$(77,621)	$791,100

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.
The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures. The case is pending in the San Francisco County Court. As the result of several hearings, the Judge has held that the class period will be from June 2000 to the present. The Class Notice, once approved by the Court, will be mailed to dentists licensed to practice in California during the class period from June 2000 to the present.

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

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made.   In the event that one or more of these matters is unfavorably resolved, it is possible the Company's results from operations could be materially impacted.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company's Form 10-K for the year ended December 31, 2011 and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Quarter Highlights

•
In the three months ended June 30, 2012, the Company achieved record second quarter sales. Sales in the period grew by 25.2% on a US GAAP reported basis and grew 23.8%, excluding precious metal content. The sales growth excluding precious metal content was driven by acquisition growth of 26.4%, while internal growth added 3.6%, and currency translation was negative 6.2%. Internal growth excluding Orthodontics and our businesses in Japan was 3.9%. This internal growth was comprised of growth in the United States of 2.9%, while Europe reported 2.6% and rest of world had 8.1%.

•
The Company is proceeding with its integration efforts for the Astra Tech acquisition that was completed on August 31, 2011. During the quarter the Company completed the integration of the dental implant organization in the United States. The Company expects to complete integration activities in several countries throughout Europe during the remaining quarters in 2012 and early 2013.

•
The Company's Orthodontics recovery plan is also proceeding. The supply situation has continued to improve, and more complete shipments are being received. The impact on year-over-year earnings was neutral in the second quarter and approximately a negative $0.04 per diluted share in the first six months of 2012. The earnings impact is expected to continue to be positive on a year-over-year basis in the third and fourth quarters of 2012.

•
The rapid strengthening of the U.S. dollar has negatively impacted top-line sales growth and earnings per share and is expected to continue to have a negative impact through the third and fourth quarter of 2012.

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

The Company defines “internal growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition growth. The Company defines “net acquisition growth” as the net sales for a period of twelve months following the transaction date of businesses that have been acquired, less the net sales for a period of twelve months prior to the transaction date of businesses that have been divested. The Company defines “constant currency growth” as internal growth plus net acquisition growth.

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

The Company will continue to pursue opportunities to expand the Company's product offerings through acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates has experienced consolidation, it is still a fragmented industry. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future, however it will be very focused in the near-term on the integration of recent acquisitions and associated debt reduction.

Impact of the Natural Disaster in Japan

 The Company's Orthodontic and Japanese businesses have been negatively impacted as a result of the natural disaster that occurred in Japan in March of 2011. The Company's Orthodontic business has a key supplier located in Japan whose manufacturing was substantially curtailed as a result of the natural disaster. The supplier is now operating at a new location and is improving supply delivery. As a result, the Company's sales of orthodontic products were nearly flat for the three months end June 30, 2012 as compared with the three months ended June 30, 2011, resulting in a neutral impact to the period's year-over-year earnings. Sales were down 15.8% for the first six months of 2012 as compared with the same period of 2011, resulting in a negative impact on earnings of approximately $0.04 per diluted share. The Company is receiving increased shipments of components from its supplier in Japan and expects to show positive quarter over quarter results in the third quarter. The Company expects this business to show a slightly improved year-over-year comparison for 2012. The Company has begun the re-launch of several of the affected product lines.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With over 69% of the Company's sales located in regions outside the United States, the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2012 COMPARED TO QUARTER ENDED JUNE 30, 2011

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

	Three Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Net sales	$763.0	$609.4	$153.6	25.2%
Less: precious metal content of sales	64.5	45.4	19.1	42.1%
Net sales, excluding precious metal content	$698.5	$564.0	$134.5	23.8%

Net sales, excluding precious metal content, for the three months ended June 30, 2012 was $698.5 million, an increase of 23.8% over the second quarter of 2011.  The change in net sales, excluding precious metal content, was primarily a result of the acquisition growth of $148.9 million, or 26.4%.  Foreign currency translation negatively impacted sales growth by 6.2%.   Internal growth was 3.6% and excluding sales in the Japanese market and Orthodontic businesses, internal growth was 3.9%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

	Three Months Ended June 30, 2012
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	1.0%	2.8%	8.6%	3.6%
Acquisition sales growth	15.2%	43.0%	14.3%	26.4%
Constant currency sales growth	16.2%	45.8%	22.9%	30.0%
Adjusted internal sales growth (a)	2.9%	2.6%	8.1%	3.9%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 16.2% for the second quarter of 2012 compared to the second quarter of 2011 on a constant currency basis, including 15.2% of acquisition growth and 1.0% of internal sales growth.  Excluding the orthodontic business, the internal growth rate in the United States was 2.9%. This adjusted internal growth rate was a result of growth across all product categories.

Europe

Net sales, excluding precious metal content, increased by 45.8% in the second quarter of 2012 on a constant currency basis, including 2.8% of internal sales growth.  Excluding the orthodontic business, the internal growth rate was 2.6% and was the result of increased demand for dental specialty and dental consumables products, partially offset by decreased sales of precious metal alloy products in the dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 22.9% on a constant currency basis, which includes 8.6% of internal sales growth.  Excluding the Japanese market and orthodontic business, the resulting internal growth was 8.1%.  This adjusted internal growth was led by growth primarily in dental specialty products.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Gross profit	$407.5	$314.9	$92.6	29.4%
Gross profit as a percentage of net sales, including precious metal content	53.4%	51.7%
Gross profit as a percentage of net sales, excluding precious metal content	58.3%	55.8%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 2.5 percentage points for the three months ended June 30, 2012 compared to the same quarter of 2011.   The margin rate was primarily impacted by positive manufacturing performance, foreign currency impacts, as well as favorable product mix, including the mix of recent acquisitions and product pricing.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$296.0	$211.0	$85.0	40.3%
Restructuring and other costs	$2.5	$6.9	$(4.4)	NM

SG&A as a percentage of net sales, including precious metal content	38.8%	34.6%
SG&A as a percentage of net sales, excluding precious metal content	42.4%	37.4%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased in the quarter end June 30, 2012 by 5.0 percentage points when compared to the same quarter of 2011.  Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily a result of the higher expense rate of the Astra Tech business, and $8.3 million of amortization primarily associated with intangible assets from 2011 acquisitions and expenses associated with key global marketing events. The second quarter of 2012 also included $4.4 million for expenses related to integration costs. The second quarter of 2011 included $0.6 million of amortization expense related to acquired intangible assets.

Restructuring and Other Costs

During the three months ended June 30, 2012, the Company recorded restructuring and other costs of $2.5 million.   In the same period of 2011, the Company incurred costs of $6.9 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2012	2011	Change

Net interest expense	$12.6	$3.1	$9.5
Other expense (income), net	0.7	1.4	(0.7)
Net interest and other expense	$13.3	$4.5	$8.8

Net Interest Expense

Net interest expense for the three months ended June 30, 2012 was $9.5 million higher compared to the three months ended June 30, 2011. The increase is due to increased interest expense as a result of higher overall debt in support of recent acquisitions.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2012	2011	$ Change

Effective income tax rates	15.6%	19.4%

Equity in net income (loss) of unconsolidated affiliated company	$1.3	$0.9	$0.4

Net income attributable to noncontrolling interests	$1.3	$1.2	$0.1

Net income attributable to DENTSPLY International	$80.8	$74.2	$6.6

Earnings per common share - diluted	$0.56	$0.52

 Provision for Income Taxes

The Company's effective tax rates for the second quarter of 2012 and 2011 were 15.6% and 19.4%, respectively. The effective tax rate for 2012 is favorably impacted by the Company's favorable resolution of tax contingencies, change in assumptions surrounding the repatriation of foreign earnings into the United States, acquisition restructuring activities, as well as an improvement from the mix of consolidated earnings.

The Company’s effective income tax rate for 2012 also included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $20.7 million and $12.0 million, respectively.  In 2011, the Company’s effective income tax rate included the impact of acquisition related activity, restructuring and other costs, income related to a credit risk adjustment on outstanding derivatives and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $6.7 million and $1.7 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation resulted in income of $1.3 million on an after-tax basis for the three months ended June 30, 2012.  The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by changes in the DIO share price.  The impact of changes in the DIO share price on the fair value adjustment for the three months ended June 30, 2012 and 2011 was income of approximately $1.0 million and $1.2 million, respectively.

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

	Three Months Ended June 30, 2012
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$80,764	$0.56
Amortization of purchased intangible assets, net of tax	9,007	0.06
Acquisition related activities, net of tax	2,993	0.02
Restructuring and other costs, net of tax	1,990	0.02
Orthodontics business continuity costs, net of tax	213	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(1,060)	(0.01)
Income tax related adjustments	(5,380)	(0.03)
Adjusted non-US GAAP earnings	$88,527	$0.62

	Three Months Ended June 30, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$74,236	$0.52
Acquisition related activities, net of tax	6,164	0.04
Amortization of purchased intangible assets, net of tax	1,497	0.01
Restructuring and other costs, net of tax	591	0.01
Orthodontics business continuity costs, net of tax	442	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Income tax related adjustments	(977)	(0.01)
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	(1,180)	(0.01)
Adjusted non-US GAAP earnings	$79,990	$0.56

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$206.9	$214.2	$(7.3)	(3.4)%

Orthodontics/Canada/Mexico/Japan	$77.0	$77.4	$(0.4)	(0.5)%

Select Distribution Businesses	$77.1	$80.5	$(3.4)	(4.2)%

Implants/Endodontics/Healthcare/Pacific Rim	$340.3	$193.5	$146.8	75.9%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$63.3	$61.5	$1.8	2.9%

Orthodontics/Canada/Mexico/Japan	$3.9	$4.3	$(0.4)	(9.3)%

Select Distribution Businesses	$0.1	$0.6	$(0.5)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$77.2	$63.2	$14.0	22.2%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $7.3 million, or 3.4%, during the three months ended June 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 1.2%.  This increase was primarily the result of higher demand in dental consumables businesses partially offset by lower sales of precious metal alloy products in the dental laboratory businesses.

Operating income increased by 2.9% during the three months ended June 30, 2012 compared to 2011.  Gross profit decreased by $2.0 million as a result of unfavorable currency translation.  SG&A expenses decreased by $3.8 million due to the favorable impact of currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, decreased by $0.4 million during the three months ended June 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 2.5% due to stronger dental consumable sales, while the sales in the orthodontic businesses were nearly flat with the prior year period.

Operating income decreased $0.4 million compared to the same year ago period. Selling, general and administrative expenses increased $0.9 million partially offset by gross profit improvements.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $3.4 million, or 4.2%, during the three months ended June 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 8.3% when compared to the same period of 2011.  The growth was primarily related to increased sales of dental consumables and dental specialty products.

Operating income decreased $0.5 million during the three months ended June 30, 2012 compared to 2011.  Gross profit decreased $3.8 million, primarily as a result of unfavorable currency translation.   SG&A expenses decreased by $3.3 million, primarily due to the favorable impact of currency translation.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $146.8 million, or 75.9%, during the three months ended June 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 82.4% primarily driven by acquisitions, coupled with solid internal growth.

Operating income for the three months ended June 30, 2012 increased $14.0 million or 22.2%, compared to 2011. Gross profit increased $99.0 million primarily due to acquisitions and constant currency sales growth, partially offset by the unfavorable impact of currency translation. SG&A expenses increased $85.0 million primarily due to acquisitions partially offset by $12.2 million in favorable impact of currency translation.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metals content.

	Six Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Net sales	$1,479.4	$1,179.9	$299.5	25.4%
Less: precious metal content of sales	115.3	88.9	26.4	29.7%
Net sales, excluding precious metal content	$1,364.1	$1,091.0	$273.1	25.0%

Net sales, excluding precious metal content, for the six months ended June 30, 2012 was $1,364.1 million, an increase of 25.0% over the same period of 2011. The change in net sales, excluding precious metal content, was the result of constant currency growth of 29.2% and acquisition growth of 26.8%. The constant currency sales growth included internal growth of 2.4%. Excluding the Japanese market and the Orthodontic business, the internal growth rate was 4.2%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content for the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

	Six Months Ended June 30, 2012
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	2.2%	0.9%	5.2%	2.4%
Acquisition sales growth	15.6%	42.9%	14.8%	26.8%
Constant currency sales growth	17.8%	43.8%	20.0%	29.2%
Adjusted internal sales growth (a)	5.1%	2.4%	6.4%	4.2%
(a) Excludes Japanese market and Orthodontic business.

United States

Net sales, excluding precious metal content, increased by 17.8% for the six months ended June 30, 2012 compared to the same period of 2011 on a constant currency basis, including acquisition growth of 15.6%. Excluding the Orthodontic business, the internal growth rate was 5.1%, primarily due to increases in dental specialty, dental consumables and dental laboratory product sales.

Europe

Net sales, excluding precious metal content, increased by 43.8% for the six months ended June 30, 2012 on a constant currency basis, including acquisition growth of 42.9%. Excluding the Orthodontic business, the internal growth rate was 2.4% and was primarily driven by growth in dental specialty and dental consumables products, partially offset by lower demand for dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 20.0% on a constant currency basis, which includes 5.2% of internal growth. Excluding the Japanese market and Orthodontic business, internal growth was 6.4%, driven primarily by growth in dental specialty products, while sales in dental consumables and dental laboratory products grew slightly.

Gross Profit

	Six Months Ended
	June 30,		$	%
(in millions)	2012	2011	Change	Change

Gross profit	$800.2	$614.8	$185.4	30.2%
Gross profit as a percentage of net sales, including precious metal content	54.1%	52.1%
Gross profit as a percentage of net sales, excluding precious metal content	58.7%	56.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 2.3 percentage points for the six months ended June 30, 2012 compared to the same period in 2011. The margin rate was primarily impacted by favorable mix associated with recent acquisitions, positive manufacturing costs, foreign currency translation, as well as product pricing.

Operating Expenses

	Six Months Ended
	June 30,		$	%
(in millions)	2012	2011	Change	Change

Selling, general and administrative expenses (“SG&A”)	$600.4	$411.8	$188.6	45.8%
Restructuring and other costs	$3.8	$7.5	$(3.7)	NM

SG&A as a percentage of net sales, including precious metal content	40.6%	34.9%
SG&A as a percentage of net sales, excluding precious metal content	44.0%	37.7%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased for the six months ended June 30, 2012 by 6.3 percentage points when compared to the same period of 2011. Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily a result of the higher expense rate of the Astra Tech business and $20.3 million of amortization primarily associated with intangibles from 2011 acquisitions as well as additional expenses associated with key global marketing events. The for the six months ended 2012 also included $10.8 million for expenses related to integration costs. The for the six months ended 2011 included $1.2 million of amortization expense related to acquired intangible assets.

Restructuring and Other Costs

During the six months ended June 30, 2012 and 2011, the Company recorded restructuring and other costs of $3.8 million and $7.5 million, respectively. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2012	2011	Change

Net interest expense	$26.1	$7.7	$18.4
Other expense (income), net	1.2	1.5	(0.3)
Net interest and other expense	$27.3	$9.2	$18.1

Net Interest Expense

Net interest expense for the six months ended June 30, 2012 was $18.4 million higher compared to the six months ended June 30, 2011. The increase is due to increased interest expense as a result of higher overall debt in support of recent acquisitions.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2012	2011	$ Change

Effective income tax rates	17.5%	22.4%

Equity in net (loss) earnings of unconsolidated affiliated company	$(2.9)	$0.1	$(3.0)

Net income attributable to noncontrolling interests	$2.2	$1.5	$0.7

Net income attributable to DENTSPLY International	$134.0	$143.3	$(9.3)

Earnings per common share - diluted	$0.93	$1.00

Provision for Income Taxes

The Company's effective income tax rates for the first six months of 2012 and 2011 were 17.5% and 22.4%, respectively. The effective tax rate for 2012 is favorably impacted by the Company's favorable resolution of tax contingencies, change in assumptions surrounding the repatriation of foreign earnings into the United States, acquisition restructuring activities, as well as an improvement from the mix of consolidated earnings.

The Company's effective income tax rate for 2012 also included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $46.3 million and $20.0 million, respectively. In 2011, the Company's effective income tax rate included the impact of acquisition related activity, restructuring and other costs, income related to a credit risk adjustment on outstanding derivatives and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $7.3 million and $1.7 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company's 17% ownership investment of DIO Corporation resulted in a net loss of $2.9 million on an after-tax basis for the six months ended June 30, 2012. The net income of DIO includes the result of a positive fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY. The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by the changing DIO share price. The impact of the changing DIO share price on the fair value adjustment and the Company's portion of DIO's net income for the six months ended June 30, 2012 was income of approximately $3.5 million.

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

	Six Months Ended June 30, 2012
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$134,049	$0.93
Amortization of purchased intangible assets, net of tax	19,989	0.14
Acquisition related activities, net of tax	7,789	0.05
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	3,595	0.03
Restructuring and other costs, net of tax	3,154	0.02
Orthodontics business continuity costs, net of tax	621	—
Income tax related adjustments	(5,414)	(0.03)
Adjusted non-US GAAP earnings	$163,783	$1.14

	Six Months Ended June 30, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$143,320	$1.00
Acquisition related activities, net of tax	6,241	0.05
Amortization of purchased intangible assets, net of tax	3,006	0.02
Restructuring and other costs, net of tax	874	0.01
Orthodontics business continuity costs, net of tax	442	—
Gain on fair value adjustments at an unconsolidated afflilated company	(260)	—
Income tax related adjustments	(781)	(0.01)
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Adjusted non-US GAAP earnings	$152,059	$1.06

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$414.3	$415.3	$(1.0)	(0.2)%

Orthodontics/Canada/Mexico/Japan	$142.9	$157.9	$(15.0)	(9.5)%

Select Distribution Businesses	$148.8	$152.5	$(3.7)	(2.4)%

Implants/Endodontics/Healthcare/Pacific Rim	$662.3	$367.9	$294.4	80.0%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$124.8	$117.5	$7.3	6.2%

Orthodontics/Canada/Mexico/Japan	$4.3	$13.6	$(9.3)	(68.4)%

Select Distribution Businesses	$(0.9)	$0.4	$(1.3)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$143.4	$117.6	$25.8	21.9%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $1.0 million during the six months ended June 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 3.0% which was primarily driven by increased demand in dental consumable products.

Operating income increased $7.3 million during the six months ended June 30, 2012 compared to 2011. This was due to a decrease in the selling, general and administrative expenses within the segment of $5.6 million, primarily due to favorable foreign currency translation, and an increase in gross profit of $1.6 million that includes $7.8 million of unfavorable foreign currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, and operating income decreased $15.0 million and $9.3 million, respectively, during the six months ended June 30, 2012 compared to 2011. The decrease was primarily related to the impact of the natural disaster in Japan as previously discussed.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $3.7 million, or 2.4%, during the six months ended June 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 6.5% when compared to the same period in 2011 as a result of increased demand in dental specialty and dental consumable products.

Operating income decreased $1.3 million during the six months ended June 30, 2012 compared to 2011. The decline was attributable to a lower gross profit of $3.9 million, which was the result of unfavorable currency translation. Selling, general and administrative expenses decreased $2.6 million in the same period compared to 2011 due to favorable currency translation.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $294.4 million, or 80.0%, during the six months ended June 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 84.2% primarily driven by acquisitions, coupled with solid internal growth.

Operating income for the six months ended June 30, 2012 increased $25.8 million compared to 2011. Gross profit increased $204.3 million as a result of acquisitions and lower manufacturing costs partially offset by unfavorable foreign currency translation. Selling, general and administrative expenses increased by $178.6 million primarily due to acquisitions, partially offset by favorable currency translation.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

The Company has a note receivable from a borrower with a carrying value of $5.8 million, recorded as a component of other noncurrent assets, where the borrower has experienced recent financial deterioration.  A significant downturn or further deterioration in the creditworthiness of the borrower may negatively affect the Company's carrying value of the note receivable.

Annual Goodwill Impairment Testing

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has thirteen reporting units.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted average cost of capital ("WACC") rate is estimated for geographic regions and applied to the reporting units located within the regions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the Company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

The performance of the Company's 2012 annual impairment tests did not result in any impairment of the Company's goodwill. The WACC rates utilized in the 2012 analysis ranged from 8.5% to 10.5%. Excluding the Company's Healthcare reporting unit discussed below, if the fair value of each of the Company's other reporting units been hypothetically reduced by 5% at April 30, 2012 the fair value of those reporting units would still exceed their net book value. If the fair value of each of the Company's reporting units been hypothetically reduced by 10% at April 30, 2012, one reporting unit within the Implants/Endodontics/Healthcare/Pacific Rim segment would have a net book value exceeding its fair value by less than $1.0 million. Goodwill for this reporting unit totals $24.1 million. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 50 basis points at April 30, 2012, the fair value of all reporting units except for the Company's Healthcare reporting unit would still exceed their net book value. The Company's Healthcare reporting unit, a component of the Implants/Endodontics/Healthcare/Pacific Rim operating segment, was created as a part of the Astra Tech acquisition on August 31, 2011. At the date of acquisition, the fair value of the business equaled book value with preliminary good will for the reporting unit totaling $279.0 million. Given the limited time since the acquisition date, the reporting unit fair value approximates the book value of the reporting unit.

Should the Company's analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company's future goodwill impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2012

Cash flow from operating activities during the six months ended June 30, 2012 was $103.4 million compared to $166.5 million during the six months ended June 30, 2011. Net income decreased by $8.6 million to $136.3 million in the six month period ended June 30, 2012. Depreciation and amortization expense for the six months was $33.7 million higher than the prior year period. Working capital investments in inventory, prepaid expenses, and  accounts receivable, offset by higher tax accruals, were $92.2 million greater in the current six month period than the same period in the prior year and includes the effect of recent acquisitions. On a constant currency basis, at June 30, 2012, reported days for inventory increased by 11 days to 111 days and accounts receivable increased by 1 days to 55 days, respectively, as compared to December 31, 2011. The increase in days of inventory reflects the addition of the Astra Tech inventory, the build of Orthodontic inventory to support the re-launch of the product line and additional inventory to support other key product lines.

Investing activities during the first six months of 2012 include capital expenditures of $42.9 million. The Company expects capital expenditures to be higher than 2011 as the Company supports expanded business needs of recent acquisitions and key growth initiatives.

At June 30, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 1.0 million shares for $38.8 million during the first six months of 2012 at an average price of $38.90. At June 30, 2012, the Company held 21.0 million shares of treasury stock. The Company also received proceeds of $20.1 million as a result of the exercise of 0.9 million of stock options during the six months ended June 30, 2012.

The Company's total borrowings decreased by a net of $42.1 million during the six months ended June 30, 2012. This change included net decrease of $35.5 million during the first six months from repayments and a decrease of $6.6 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2012, the Company's ratio of total debt to total capitalization was 46.4% compared to 48.4% at December 31, 2011. Also in that same period, the Company's cash and cash equivalents have decreased from $77.1 million to $53.2 million.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. Under its 364-day revolving credit agreement, the Company is able to borrow up to $250.0 million through August 29, 2012. These facilities are unsecured and contain certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2012, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. Both the 364-day and the five-year revolvers serve as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $750.0 million. At June 30, 2012, outstanding borrowings were $228.9 million under the multi-currency revolving facility.

The Company also has access to $74.0 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2012, the Company had $11.7 million outstanding under these short-term lines of credit. At June 30, 2012, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $583.3 million.

At June 30, 2012, the Company held $123.4 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U. S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At June 30, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended June 30, 2012, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program
April 1, 2012	145.6	$39.42	$5,738.4	12,989.2
May 1, 2012	56.0	40.19	2,232.0	12,955.0
June 1, 2012	—	—	—	12,989.7
	201.6	$39.63	$7,970.4

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
10.14	Summary of Outside Director Compensation
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	July 31, 2012
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	July 31, 2012
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer