Form 10-Q
period 2012-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2012-10-25
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 22, 2012, DENTSPLY International Inc. had 141,928,671 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$695,734	$619,759	$2,175,141	$1,799,705
Cost of products sold	331,619	322,111	1,010,807	887,222

Gross profit	364,115	297,648	1,164,334	912,483
Selling, general and administrative expenses	260,352	231,493	860,740	643,244
Restructuring and other costs	15,097	26,353	18,862	33,849

Operating income	88,666	39,802	284,732	235,390

Other income and expenses:
Interest expense	14,488	16,062	44,854	27,975
Interest income	(2,342)	(2,418)	(6,650)	(6,676)
Other expense (income), net	739	7,182	1,969	8,686

Income before income taxes	75,781	18,976	244,559	205,405
Provision for (benefit from) income taxes	18,960	(40,627)	48,550	1,042
Equity in net (loss) earnings of unconsolidated affiliated company	(2,529)	1,597	(5,448)	1,690

Net income	54,292	61,200	190,561	206,053
Less: Net income attributable to noncontrolling interests	928	603	3,148	2,136

Net income attributable to DENTSPLY International	$53,364	$60,597	$187,413	$203,917

Earnings per common share:
Basic	$0.38	$0.43	$1.32	$1.44
Diluted	$0.37	$0.42	$1.30	$1.42

Weighted average common shares outstanding:
Basic	141,843	141,349	141,767	141,337
Diluted	143,884	143,395	143,885	143,578

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$54,292	$61,200	$190,561	$206,053

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	104,168	(279,384)	58,893	(126,617)
Net (loss) gain on derivative financial instruments	(11,214)	33,115	3,743	(30,288)
Net unrealized holding gain (loss) on available-for-sale securities	15,373	(9,136)	30,419	(11,167)
Pension liability adjustments	44	2,370	1,710	337
Total other comprehensive income (loss)	108,371	(253,035)	94,765	(167,735)

Total comprehensive income (loss)	162,663	(191,835)	285,326	38,318

Less: Comprehensive income (loss) attributable
to noncontrolling interests	1,366	(4,098)	2,722	3,378

Comprehensive income (loss) attributable to
DENTSPLY International	$161,297	$(187,737)	282,604	34,940

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$56,075	$77,128
Accounts and notes receivables-trade, net	467,296	427,709
Inventories, net	415,922	361,762
Prepaid expenses and other current assets	189,685	146,304

Total Current Assets	1,128,978	1,012,903

Property, plant and equipment, net	602,670	591,445
Identifiable intangible assets, net	841,751	791,100
Goodwill, net	2,207,413	2,190,063
Other noncurrent assets, net	196,610	169,887

Total Assets	$4,977,422	$4,755,398

Liabilities and Equity
Current Liabilities:
Accounts payable	$137,669	$149,117
Accrued liabilities	373,005	289,201
Income taxes payable	18,206	9,054
Notes payable and current portion of long-term debt	411,840	276,701

Total Current Liabilities	940,720	724,073

Long-term debt	1,237,244	1,490,010
Deferred income taxes	319,834	249,822
Other noncurrent liabilities	318,757	407,342

Total Liabilities	2,816,555	2,871,247

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2012 and December 31, 2011.	1,628	1,628
Capital in excess of par value	241,844	229,687
Retained earnings	2,699,546	2,535,709
Accumulated other comprehensive loss	(95,779)	(190,970)
Treasury stock, at cost, 20.8 million and 21.1 million shares at September 30, 2012 and December 31, 2011, respectively.	(725,168)	(727,977)
Total DENTSPLY International Equity	2,122,071	1,848,077

Noncontrolling interests	38,796	36,074

Total Equity	2,160,867	1,884,151

Total Liabilities and Equity	$4,977,422	$4,755,398
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:

Net income	$190,561	$206,053

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,509	47,058
Amortization	37,289	16,830
Amortization of deferred financing costs	5,749	—
Deferred income taxes	(2,702)	(28,953)
Share-based compensation expense	17,248	15,659
Restructuring and other costs - noncash	14,207	725
Stock option income tax benefit	(11,201)	(6,704)
Net interest expense on derivatives with an other-than-insignificant financing element	1,229	2,687
Equity in earnings from unconsolidated affiliates	5,448	(1,690)
Other non-cash expense	(8,354)	3,266
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(41,943)	(27,005)
Inventories, net	(54,329)	(2,609)
Prepaid expenses and other current assets	(21,781)	(8,016)
Other noncurrent assets, net	(2,743)	(308)
Accounts payable	(11,557)	4,668
Accrued liabilities	6,242	34,959
Income taxes payable	17,802	(4,701)
Other noncurrent liabilities	1,391	2,913

Net cash provided by operating activities	202,065	254,832

Cash flows from investing activities:

Capital expenditures	(64,859)	(45,458)
Cash paid for acquisitions of businesses, net of cash acquired	—	(1,797,919)
Payments on settlements of net investment hedges	(14,221)	(2,462)
Expenditures for identifiable intangible assets	(196)	(337)
Purchase of Company-owned life insurance policies	(1,577)	—
Proceeds from sale of property, plant and equipment, net	553	593

Net cash used by investing activities	(80,300)	(1,845,583)

Cash flows from financing activities:

Net change in short-term borrowings	(115,468)	413
Cash paid for treasury stock	(38,839)	(79,500)
Cash dividends paid	(23,561)	(21,512)
Cash paid for contingent consideration on prior acquisitions	(2,519)	(1,780)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	—	(16,431)
Proceeds from long-term borrowings	—	1,446,414
Repayments of long-term borrowings	—	(251,336)
Payment on terminated derivative instruments	—	(34,628)
Proceeds from exercise of stock options	24,830	36,293
Excess tax benefits from share-based compensation	11,201	6,704
Net interest payments on derivatives with an other-than-insignificant financing element	(1,229)	(2,687)

Net cash (used) provided by financing activities	(145,585)	1,081,950

Effect of exchange rate changes on cash and cash equivalents	2,767	50,629

Net decrease in cash and cash equivalents	(21,053)	(458,172)

Cash and cash equivalents at beginning of period	77,128	540,038

Cash and cash equivalents at end of period	$56,075	$81,866

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

Net income	—	—	203,917	—	—	203,917	2,136	206,053

Other comprehensive income				(168,977)		(168,977)	1,242	(167,735)

Acquisition of noncontrolling interest	—	22,439	—	(1,862)	—	20,577	(37,008)	(16,431)
Exercise of stock options	—	(12,439)	—	—	48,982	36,543	—	36,543
Tax benefit from stock options exercised	—	6,704	—	—	—	6,704	—	6,704
Share based compensation expense	—	15,410	—	—	—	15,410	—	15,410
Funding of Employee Stock Ownership Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(79,500)	(79,500)	—	(79,500)
Dividends paid by noncontrolling interest	—	—	—	—	—	—	(174)	(174)
RSU distributions	—	(5,707)	—	—	3,550	(2,157)	—	(2,157)
RSU dividends	—	137	(137)	—	—	—	—	—
Cash dividends ($0.15 per share)	—	—	(21,185)	—	—	(21,185)	—	(21,185)
Balance at September 30, 2011	$1,628	$231,825	$2,502,945	$(146,683)	$(736,023)	$1,853,692	$36,722	$1,890,414

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	187,413	—	—	187,413	3,148	190,561

Other comprehensive loss	—	—	—	95,191	—	95,191	(426)	94,765

Exercise of stock options	—	(8,449)	—	—	33,279	24,830	—	24,830
Tax benefit from stock options exercised	—	11,201	—	—	—	11,201	—	11,201
Share based compensation expense	—	17,248	—	—	—	17,248	—	17,248
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(38,839)	(38,839)	—	(38,839)
RSU distributions	—	(8,386)	—	—	5,097	(3,289)	—	(3,289)
RSU dividends	—	173	(173)	—	—	—	—	—
Cash dividends ($0.165 per share)	—	—	(23,403)	—	—	(23,403)	—	(23,403)
Balance at September 30, 2012	$1,628	$241,844	$2,699,546	$(95,779)	$(725,168)	$2,122,071	$38,796	$2,160,867

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $16.3 million at September 30, 2012 and $15.8 million at December 31, 2011.

Marketable Securities

The Company’s marketable securities consist of corporate convertible bonds that are classified as available-for-sale in “Other noncurrent assets, net” on the consolidated balance sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. If an impairment is identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in making this judgment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss in the consolidated statement of operations. Changes in fair value are reported in accumulated other comprehensive income (“AOCI”).

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $91.2 million and $47.8 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, an unrealized holding gain of $29.9 million and a unrealized holding loss of $0.5 million, respectively, on available-for-sale securities, net of tax, had been recorded in AOCI.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Because the standard only impacts the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard does not have a significant impact on the Company's consolidated financial statements. The Company adopted this accounting standard during the quarter ended March 31, 2012.

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard for the quarter ended June 30, 2012 and it did not impact the Company’s financial position or results from operations.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This newly issued accounting standard is intended to reduce the cost and complexity of the annual indefinite-lived intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of an indefinite-lived intangible asset to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the indefinite-lived intangible asset is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company expects to adopt this standard for the quarter ended March 31, 2013. The adoption of this standard will not impact the Company's financial position or results of operations.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Stock option expense	$3,027	$2,833	$8,706	$8,206
RSU expense	2,839	2,204	7,480	6,551
Total stock based compensation expense	$5,866	$5,037	$16,186	$14,757

Total related tax benefit	$1,692	$1,430	$4,406	$4,302

At September 30, 2012, the remaining unamortized compensation cost related to non-qualified stock options is $16.3 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. At September 30, 2012, the unamortized compensation cost related to RSU is $17.8 million, which will be expensed over the remaining restricted period of the RSU, or 1.5 years.

The following table reflects the non-qualified stock option transactions from December 31, 2011 through September 30, 2012:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2011	10,148	$31.23	$51,402	8,049	$30.06	$50,365
Granted	1,343	38.63
Exercised	(1,047)	23.72
Cancelled	(35)	41.84
Forfeited	(63)	36.43

September 30, 2012	10,346	$32.88	$62,151	7,546	$31.32	$58,445

At September 30, 2012, the weighted average remaining contractual term of all outstanding options is 5.8 years and the weighted average remaining contractual term of exercisable options is 4.8 years.

The following table summarizes the unvested RSU transactions from December 31, 2011 through September 30, 2012:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

December 31, 2011	897	$32.50
Granted	422	38.66
Vested	(245)	26.33
Forfeited	(34)	35.87

September 30, 2012	1,040	$36.34

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended September 30, 2012, foreign currency translation adjustments included currency translation gains of $106.5 million and losses on the Company’s loans designated as hedges of net investments of $2.8 million.  During the quarter ended September 30, 2011, foreign currency translation adjustments included currency translation losses of $256.1 million and losses of $21.9 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2012, foreign currency translation adjustments included currency translation gains of $58.0 million and gains on the Company's loans designated as hedges of net investments of $1.3 million. During the nine months ended September 30, 2011, foreign currency translation adjustments included currency translation losses of $115.4 million and losses on the Company's loans designated as hedges as investments of $11.2 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The balances included in AOCI, net of tax, in the consolidated balance sheets are as follows:

(in thousands)	September 30, 2012	December 31, 2011

Foreign currency translation adjustments	$20,241	$(39,078)
Net loss on derivative financial instruments	(113,647)	(117,390)
Net unrealized holding gains (losses) on available-for-sale securities	29,903	(516)
Pension liability adjustments	(32,276)	(33,986)
	$(95,779)	$(190,970)

The cumulative foreign currency translation adjustments included translation gains of $154.4 million and $96.3 million at September 30, 2012 and December 31, 2011, respectively, was offset by losses of $132.3 million and $133.5 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income attributable to DENTSPLY International	$53,364	$60,597	$187,413	$203,917

Common shares outstanding	141,843	141,349	141,767	141,337

Earnings per common share - basic	$0.38	$0.43	$1.32	$1.44

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$53,364	$60,597	$187,413	$203,917

Common shares outstanding	141,843	141,349	141,767	141,337
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,041	2,046	2,118	2,241
Total shares	143,884	143,395	143,885	143,578

Earnings per common share - diluted	$0.37	$0.42	$1.30	$1.42

Options to purchase 3.8 million and 4.1 million shares of common stock that were outstanding during the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted earnings per share since the exercise prices for these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  There were 3.2 million and 3.5 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2011, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

On August 31, 2011, the Company acquired 100% of the outstanding common shares of Astra Tech, a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments. The acquisition was recorded in accordance with the business combinations provisions of US GAAP.

The following table summarizes the final fair value of identifiable assets and liabilities assumed at the date of the acquisition. This table has been updated during the first nine months of 2012 to reflect the final fair value. The final valuation change resulted in increases to identifiable intangible assets relating mostly to customer relationships and deferred tax liabilities with a decrease to goodwill. The Company determined that it was not necessary to retroactively revise prior period financial statements as the changes were not material to the Company's consolidated financial statements.

(in thousands)

Inventory	$84,659
Other Current assets	141,261
Property, plant and equipment	178,495
Identifiable intangible assets	844,100
Goodwill	947,150
Other long-term assets	14,963
Total assets	2,210,628

Current liabilities	107,243
Long-term liabilities	312,595
Total liabilities	419,838

Net assets	$1,790,790

Other current assets consist primarily of trade accounts receivable of $101.9 million.  Current liabilities assumed are primarily comprised of accrued and other current liabilities of $80.1 million and trade accounts payable of $27.1 million.  Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $263.3 million and pension obligations of $49.3 million.

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

Property, plant and equipment includes a fair value adjustment of $28.7 million and consists of land, buildings, plant and equipment.  Depreciable lives are estimated at 40 years for buildings and range from 5 to 15 years for plant and equipment.

The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors.

Useful lives for identifiable intangible assets were determined based upon the remaining useful economic lives of the identifiable intangible assets that are expected to contribute to future cash flows.  The acquired identifiable intangible assets are being amortized on a straight-line basis over their expected useful lives.

Identifiable intangible assets acquired consist of the following:

(in thousands, except for useful life)	Amount	Useful Life (in years)

Customer relationships	$494,700	15 - 18
Developed technology and patents	116,500	10
Trade names and trademarks	229,100	Indefinite
In-process research and development	3,800	—
Total	$844,100

The $947.2 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies.  All of the goodwill has been assigned to the Company's Implants/Endodontics/Healthcare/Pacific Rim segment and is not deductible for tax purposes.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2011	2011

Net sales	$707,683	$2,184,998
Net income attributable to DENTSPLY	$52,903	$195,602
Diluted earnings per common share	$0.37	$1.36

The pro forma financial information is based on the Company's final assignment of purchase price of the fair value of identifiable assets acquired and liabilities assumed. The Astra Tech financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2010.  While the Company completed other transactions during the pro forma periods presented above, these transactions were immaterial to the Company’s net sales and net income attributable to DENTSPLY.

NOTE 6 - SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% and 93% of sales for the three months ended September 30, 2012 and 2011, respectively, and 89% and 95% of sales for the nine months ended September 30, 2012 and 2011, respectively.

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

During the first quarter of 2012, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects the revised structure for all periods shown.

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

The following tables set forth information about the Company’s operating groups for the three and nine months ended September 30, 2012 and 2011:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$236,473	$245,682	$742,190	$722,864
Orthodontics/Canada/Mexico/Japan	81,390	71,377	240,609	245,550
Select Distribution Businesses	68,397	70,770	212,585	220,276
Implants/Endodontics/Healthcare/Pacific Rim	309,941	232,611	984,393	614,376
All Other (a)	(467)	(681)	(4,636)	(3,361)
Total	$695,734	$619,759	$2,175,141	$1,799,705
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$199,786	$203,307	$614,133	$618,596
Orthodontics/Canada/Mexico/Japan	73,305	62,665	216,183	220,573
Select Distribution Businesses	66,644	68,648	207,930	213,627
Implants/Endodontics/Healthcare/Pacific Rim	307,853	229,812	977,617	605,312
All Other (a)	(467)	(681)	(4,637)	(3,362)
Total excluding precious metal content	647,121	563,751	2,011,226	1,654,746
Precious metal content	48,613	56,008	163,915	144,959
Total including precious metal content	$695,734	$619,759	$2,175,141	$1,799,705
(a) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$55,093	$53,637	$167,980	$164,643
Orthodontics/Canada/Mexico/Japan	989	972	3,221	2,909
Select Distribution Businesses	2,608	4,432	8,899	11,909
Implants/Endodontics/Healthcare/Pacific Rim	35,468	37,597	116,216	119,395
All Other (a)	52,809	51,325	163,118	158,160
Eliminations	(146,967)	(147,963)	(459,434)	(457,016)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income

	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Dental Consumable and Laboratory Businesses	$59,721	$54,191	$184,486	$171,710
Orthodontics/Canada/Mexico/Japan	5,268	(1,437)	9,531	12,156
Select Distribution Businesses	83	1,145	(797)	1,503
Implants/Endodontics/Healthcare/Pacific Rim	63,337	38,593	206,750	156,293
All Other (a)	(24,646)	(26,337)	(96,376)	(72,423)
Segment operating income	103,763	66,155	303,594	269,239

Reconciling Items:
Restructuring and other costs	15,097	26,353	18,862	33,849
Interest expense	14,488	16,062	44,854	27,975
Interest income	(2,342)	(2,418)	(6,650)	(6,676)
Other expense (income), net	739	7,182	1,969	8,686
Income before income taxes	$75,781	$18,976	$244,559	$205,405
(a) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	September 30, 2012	December 31, 2011

Dental Consumable and Laboratory Businesses	$1,032,321	$1,180,001
Orthodontics/Canada/Mexico/Japan	297,524	328,376
Select Distribution Businesses	205,985	168,500
Implants/Endodontics/Healthcare/Pacific Rim	3,179,994	2,881,591
All Other (a)	261,598	196,930
Total	$4,977,422	$4,755,398
(a) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or market.  At September 30, 2012 and December 31, 2011, inventories with a cost of $8.6 million, or 2.1% and $7.1 million, or 2.1%, respectively, were determined using the last-in, first-out (“LIFO”) method. The cost of the remaining inventories was determined using the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2012 and December 31, 2011 by $5.6 million and $5.6 million, respectively.

The Company establishes reserves for inventory in order to present inventories at net realizable value.  The inventory valuation reserves were $34.7 million and $35.1 million at September 30, 2012 and December 31, 2011, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	September 30, 2012	December 31, 2011

Finished goods	$259,263	$218,814
Work-in-process	69,264	66,952
Raw materials and supplies	87,395	75,996
	$415,922	$361,762

NOTE 8 - BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postretirement employee benefit plans for the three and nine months ended September 30, 2012 and 2011:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Service cost	$3,004	$2,799	$9,014	$7,811
Interest cost	2,608	2,453	7,926	6,945
Expected return on plan assets	(1,180)	(1,350)	(3,594)	(3,856)
Amortization of prior service cost	(34)	20	(104)	61
Amortization of net loss	486	407	1,478	1,195

Net periodic benefit cost	$4,884	$4,329	$14,720	$12,156

Other Postretirement Plans	Three Months Ended		Nine Months Ended
(in thousands)	2012	2011	2012	2011

Service cost	$18	$16	$55	$48
Interest cost	117	137	352	414
Amortization of net loss	58	49	173	147

Net periodic benefit cost	$193	$202	$580	$609

The following sets forth the information related to the contributions to the Company’s benefit plans for 2012:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through September 30, 2012	$9,451	$630
Projected for the remainder of the year	3,221	348
Total projected contributions	$12,672	$978

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2012, the Company recorded restructuring costs of $10.0 million and $13.4 million, respectively. During 2012, the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources by minimizing costs and obtaining operational efficiencies. During the three and nine months ended September 30, 2011, the Company recorded restructuring costs of $0.8 million and $1.5 million, respectively, related to employee severance costs.  These costs are recorded in “Restructuring and other costs” in the consolidated statements of operations and the associated liabilities are recorded in "Accrued liabilities" in the consolidated balance sheets.

At September 30, 2012, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2010 and Prior Plans	2011 Plans	2012 Plans	Total

Balance at December 31, 2011	$3,380	$1,281	$—	$4,661
Provisions and adjustments	—	564	11,847	12,411
Amounts applied	(1,000)	(982)	(2,414)	(4,396)
Balance at September 30, 2012	$2,380	$863	$9,433	$12,676

	Lease/Contract Terminations
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$1,011	$—	$1,011
Provisions and adjustments	—	296	296
Amounts applied	(189)	(127)	(316)
Balance at September 30, 2012	$822	$169	$991

	Other Restructuring Costs
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$34	$—	$34
Provisions and adjustments	—	728	728
Amounts applied	—	(722)	(722)
Balance at September 30, 2012	$34	$6	$40

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2011	Provisions and Adjustments	Amounts Applied	September 30, 2012

Dental Consumable and Laboratory Businesses	$3,601	$8,938	$(1,389)	$11,150
Orthodontics/Canada/Mexico/Japan	240	1,118	(951)	407
Implants/Endodontics/Healthcare/Pacific Rim	1,865	3,379	(3,094)	2,150
	$5,706	$13,435	$(5,434)	$13,707

Other Costs

Other costs for the three and nine months ended September 30, 2012, were $5.1 million and $5.5 million, respectively. The other costs included impairments of certain previously acquired technologies, the impact of the U.S. presidential executive order updating trade sanctions and settlement of legal matters. On October 9, 2012, President Obama issued an executive order making it illegal for non-U.S. subsidiaries of U.S. companies to engage in certain transactions involving Iran without a license.  The Company has reserved appropriate allowances against accounts receivable of its controlled foreign subsidiaries and have discontinued such sales.  There can be no assurance as to when such sales may be resumed to this region. During the three and nine months ended September 30, 2011, the Company recorded other costs of $25.5 million and $32.3 million, respectively, which were related to the Astra Tech acquisition, legal settlement costs and impairments of certain previously acquired technology.

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

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the consolidated statements of operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding as of September 30, 2012 are summarized in the tables that follow.

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

Cash Flow Hedges

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Other expense (income), net” on the consolidated statements of operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of September 30, 2012 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of September 30, 2012, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of September 30, 2012 are summarized in the tables that follow.
Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the consolidated statements of operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” on the consolidated statements of operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.
At September 30, 2012, the Company had swaps in place to purchase 550 troy ounces of platinum bullion for use in production at an average fixed rate of $1,466 per troy ounce.  In addition, the Company had swaps in place to purchase 48,170 troy ounces of silver bullion for use in production at an average fixed rate of $28 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at September 30, 2012:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	September 30, 2012

Forward sale, 10.5 million Australian dollars	$4,293	$5,410	$754	$(229)
Forward purchase, 6.6 million British pounds	(10,404)	(199)	—	18
Forward sale, 44.4 million Canadian dollars	13,856	26,851	4,022	(650)
Forward purchase, 21.1 million Danish kroner	(3,646)	—	—	(33)
Forward sale, 238.0 million euros	141,636	142,656	22,067	(3,205)
Forward purchase, 0.1 billion Japanese yen	11,742	(11,768)	(1,744)	170
Forward sale, 162.6 million Mexican pesos	12,643	—	—	(229)
Forward purchase, 2.3 million Norwegian kroner	(399)	—	—	2
Forward sale, 3.9 million Polish zlotys	1,231	—	—	2
Forward sale, 2.9 million Singapore dollars	2,391	—	—	(13)
Forward sale, 5.5 billion South Korean won	4,947	—	—	(49)
Forward purchase, 1.0 billion Swedish kronor	(43,974)	(86,327)	(12,911)	6,055
Forward purchase, 38.4 million Swiss francs	(67,306)	23,753	3,403	838
Forward sale, 32.6 million Taiwanese dollars	1,113	—	—	(8)
Total foreign exchange forward contracts	$68,123	$100,376	$15,591	$2,669

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2012	2013	2014	2015	2016 and Beyond	September 30, 2012

Euro	$303	$1,214	$928	$928	$2,088	$(554)
Japanese yen	—	—	160,981	—	—	148
Swiss francs	—	—	—	—	69,134	(1,405)
Total interest rate swaps	$303	$1,214	$161,909	$928	$71,222	$(1,811)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2012	2013	September 30, 2012

Silver swap - U.S. dollar	$955	$719	$312
Platinum swap - U.S. dollar	546	374	112
Total commodity swap contracts	$1,501	$1,093	$424

Cross Currency Basis Swap	Notional Amounts Maturing in the Year	Fair Value Net Asset (Liability)
(in thousands)	2014	September 30, 2012

Euro 449.8 million @ $1.45 pay USD 3 mth. LIBOR receive EUR 3 mth. EURIBOR	$578,083	$(71,067)
Total cross currency basis swap	$578,083	$(71,067)

At September 30, 2012, deferred net gains on derivative instruments of $3.6 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

At September 30, 2012 and December 31, 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. At September 30, 2012 and December 31, 2011, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $92.5 million and a liability of $111.9 million, respectively, which are recorded in AOCI, net of tax effects. At September 30, 2012 and December 31, 2011, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish krona, net of these net investment hedges, were $81.1 million in losses and $143.7 million in losses, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at September 30, 2012:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	September 30, 2012

Swiss franc 592.5 million @ 1.09 pay CHF 3 mth. LIBOR receive USD 3 mth. LIBOR	$484,471	$85,514	$60,200	$(85,201)
Euro 618.0 million @ $1.27 pay EUR 3 mth. EURIBOR receive USD 3 mth. LIBOR	794,315	—	—	(7,264)
Total cross currency basis swaps	$1,278,786	$85,514	$60,200	$(92,465)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million Private Placement Notes ("PPN") to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the income statement. At September 30,

2012, the estimated net fair value of these interest rate swaps was an asset of $5.1 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at September 30, 2012:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016 and Beyond	September 30, 2012

U.S. dollars	$45,000	$60,000	$45,000	$5,070
Total interest rate swap	$45,000	$60,000	$45,000	$5,070

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$4,983	$788	$1,169	$477
Commodity contracts	424	—	—	—
Interest rate swaps	2,591	3,125	—	1,903
Cross currency basis swaps	—	23,044	87,556	27,953
Total	$7,998	$26,957	$88,725	$30,333
Not Designated as Hedges

Foreign exchange forward contracts	$3,107	$—	$4,563	$—
DIO equity option contracts	—	—	—	191
Interest rate swaps	—	—	114	440
Cross currency basis swaps	—	—	—	71,067
Total	$3,107	$—	$4,677	$71,698

	December 31, 2011
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$5,464	$896	$641	$107
Commodity contracts	—	15	257	2
Interest rate swaps	2,539	3,160	—	1,050
Cross currency basis swaps	—	19,838	13,790	117,974
Total	$8,003	$23,909	$14,688	$119,133
Not Designated as Hedges

Foreign exchange forward contracts	$1,943	$—	$3,150	$—
DIO equity option contracts	—	—	—	419
Interest rate swaps	—	—	105	476
Cross currency basis swaps	—	—	—	67,690
Total	$1,943	$—	$3,255	$68,585

The following tables summarize the statements of operations impact of the Company's cash flow hedges for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate contracts	$(448)	Interest expense	$(899)
Foreign exchange forward contracts	1,603	Cost of products sold	1,976
Foreign exchange forward contracts	(47)	SG&A expenses	264
Commodity contracts	572	Cost of products sold	40
Total	$1,680		$1,381

Derivatives in Cash Flow Hedging
	Classification of Gains (Losses)	Ineffective portion Recognized in Income
(in thousands)

Foreign exchange forward contracts	Other expense (income), net	$114
Commodity contracts	Interest expense	(14)
Total		$100

Three Months Ended September 30, 2011
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(38,639)	Interest expense	$(1,415)
Foreign exchange forward contracts	3,106	Cost of products sold	451
Foreign exchange forward contracts	501	SG&A expenses	(51)
Commodity contracts	(98)	Cost of products sold	11
Total	$(35,130)		$(1,004)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Interest rate swaps	Other expense (income), net	$(6,318)
Foreign exchange forward contracts	Other expense (income), net	(351)
Commodity contracts	Interest expense	3
Total		$(6,666)

Nine Months Ended September 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(1,848)	Interest expense	$(2,701)
Foreign exchange forward contracts	4,955	Cost of products sold	4,968
Foreign exchange forward contracts	255	SG&A expenses	721
Commodity contracts	829	Cost of products sold	90
Total	$4,191		$3,078

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$592
Commodity contracts	Interest expense	(20)
Total		$572

Nine Months Ended September 30, 2011
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(29,042)	Interest expense	$(3,984)
Foreign exchange forward contracts	2,412	Cost of products sold	1,304
Foreign exchange forward contracts	40	SG&A expenses	(41)
Commodity contracts	(42)	Cost of products sold	208
Total	$(26,632)		$(2,513)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Interest rate swaps	Other expense (income), net	$(6,151)
Foreign exchange forward contracts	Interest expense	(403)
Foreign exchange forward contracts	Other expense (income), net	(538)
Commodity contracts	Interest expense	2
Total		$(7,090)

The following tables summarize the statements of operations impact of the Company's hedges of net investments for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(18,055)	Interest income	$1,167
		Interest expense	(182)
Total	$(18,055)		$985

Three Months Ended September 30, 2011
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$87,695	Interest income	$177
		Interest expense	(1,592)
Total	$87,695		$(1,415)

Nine Months Ended September 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$5,360	Interest income	$2,800
		Interest expense	(1,800)
Total	$5,360		$1,000

Nine Months Ended September 30, 2011
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(25,009)	Interest income	$546
		Interest expense	(3,883)
Total	$(25,009)		$(3,337)

The following tables summarize the statements of operations impact of the Company's hedges of fair value for the three and nine months ended September 30, 2012 and 2011:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended September 30,
(in thousands)	of Gains (Losses)	2012	2011

Interest rate swaps	Interest expense	$789	$3,207
Total		$789	$3,207

Derivatives in Fair Value Hedging
	Classification	Nine Months Ended September 30,
(in thousands)	of Gains (Losses)	2012	2011

Interest rate swaps	Interest expense	$2,274	$6,651
Total		$2,274	$6,651

The following table summarizes the statements of operations impact of the Company's hedges not designated as hedging for the three and nine months ended September 30, 2012 and 2011:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended September 30,
(in thousands)	of Gains (Losses)	2012	2011

Foreign exchange forward contracts	Other expense (income), net	$(5,033)	$(503)
DIO equity option contracts	Other expense (income), net	406	366
Interest rate swaps	Interest expense	(49)	(189)
Cross currency basis swaps (a)	Other expense (income), net	8,815	(46,438)
Cross currency basis swaps	Interest expense	(540)	—
Cross currency basis swaps	Interest income	—	328
Total		$3,599	$(46,436)

Derivatives Not Designated as Hedging
	Classification	Nine Months Ended September 30,
(in thousands)	of Gains (Losses)	2012	2011

Foreign exchange forward contracts	Other expense (income), net	$(4,727)	$806
DIO equity option contracts	Other expense (income), net	229	392
Interest rate swaps	Interest expense	(136)	(137)
Cross currency basis swaps (a)	Other expense (income), net	(3,486)	(46,438)
Cross currency basis swaps	Interest expense	(801)	—
Cross currency basis swaps	Interest income	446	328
Total		$(8,475)	$(45,049)

(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying intercompany loans which are recorded in “Other expense (income), net” on the consolidated statements of operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, net of tax)	2012	2011	2012	2011

Beginning balance	$(12,157)	$4,329	$(12,737)	$(1,468)

Changes in fair value of derivatives	1,253	(21,734)	3,530	(17,446)
Reclassifications to earnings from equity	(1,381)	1,004	(3,078)	2,513
Total activity	(128)	(20,730)	452	(14,933)

Ending balance	$(12,285)	$(16,401)	$(12,285)	$(16,401)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, net of tax)	2012	2011	2012	2011

Beginning balance	$(173,764)	$123,042	$(143,730)	$45,417

Foreign currency translation adjustment	106,541	(271,029)	58,068	(118,532)
Changes in fair value of:
Foreign currency debt	(2,811)	(5,517)	1,251	(11,189)
Derivative hedge instruments	(11,086)	55,356	3,291	(13,844)
Total activity	92,644	(221,190)	62,610	(143,565)

Ending balance	$(81,120)	$(98,148)	$(81,120)	$(98,148)

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,523.9 million and $1,488.3 million, respectively, at September 30, 2012.   At December 31, 2011, the Company estimated the fair value and carrying value, including the current portion, was $1,512.5 million and $1,491.4 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of September 30, 2012. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the consolidated balance sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$5,716	$—	$5,716	$—
Commodity contracts	424	—	424	—
Cross currency basis swaps	23,044	—	23,044	—
Foreign exchange forward contracts	8,878	—	8,878	—
Corporate convertible bonds	91,171	—	—	91,171
Total assets	$129,233	$—	$38,062	$91,171

Liabilities
Interest rate swaps	$2,457	$—	$2,457	$—
Cross currency basis swaps	186,576	—	186,576	—
Foreign exchange forward contracts	6,209	—	6,209	—
Long term debt	155,131	—	155,131	—
DIO equity option contracts	191	—	—	191
Total liabilities	$350,564	$—	$350,373	$191

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$10,516	$10,516	$—	$—
Interest rate swaps	5,699	—	5,699	—
Commodity contracts	15	—	15	—
Cross currency basis swaps	19,838	—	19,838	—
Foreign exchange forward contracts	8,303	—	8,303	—
Corporate convertible bonds	47,850	—	—	47,850
Total assets	$92,221	$10,516	$33,855	$47,850

Liabilities
Interest rate swaps	$1,631	$—	$1,631	$—
Commodity contracts	259	—	259	—
Cross currency basis swaps	199,454	—	199,454	—
Foreign exchange forward contracts	3,898	—	3,898	—
Long term debt	154,512	—	154,512	—
Contingent considerations on acquisitions	2,917	—	—	2,917
DIO equity option contracts	419	—	—	419
Total liabilities	$363,090	$—	$359,754	$3,336

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

The Company uses the income method valuation technique to estimate the fair value of the DIO corporate bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies an approximately 15% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

The Company has valued the DIO equity option contracts using a Monte Carlo simulation which uses several estimates and probability assumptions by management including the future stock price, the stock price as a multiple of DIO earnings and the probability of the sellers to reduce their shares held by selling into the open market.  The fair value of equity option contracts are reported in “Other noncurrent liabilities,” on the consolidated balance sheets and changes in the fair value are reported in “Other expense (income), net” in the consolidated statements of operations.

Certain purchase agreements for acquisitions completed after January 1, 2009 contain provisions where the seller could receive additional consideration based on the future operating performance of the acquired business.  In accordance with US GAAP, the Company has recorded the fair value of these additional payments on the acquisition date. The fair value was based on a probability-weighted average payout discounted using a market rate of approximately 5%.  The fair value is subject to management’s estimates at the time of the acquisition and is based upon Level 3 inputs.  The fair values of these additional payments are reported in “Other noncurrent liabilities,” in the consolidated balance sheets.

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporate Convertible Bonds	DIO Equity Options Contracts	Contingent Considerations

Balance at December 31, 2011	$47,850	$(424)	$2,917
Payments, gross	—	—	(2,493)
Adjustments:
Reported in selling, general and administrative expense	—	—	(412)
Unrealized gain:
Reported in AOCI	43,871	—	—
Unrealized loss:
Reported in other expense (income), net	—	229	—
Effects of exchange rate changes	(550)	2	(12)
Balance at September 30, 2012	$91,171	$(193)	$—

For the nine months ended September 30, 2012, there were no purchases, issuances or transfers of Level 3 financial instruments. The Company paid $2.5 million of contingent considerations during the nine months ended September 30, 2012.

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

Other Tax Matters

During the third quarter of 2011, and in conjunction with the Company's acquisition of Astra Tech, there was a return to profitability of a loss generating subsidiary. Accordingly, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.

NOTE 13 - FINANCING ARRANGEMENTS

The Company let expire its 364-day $250.0 million revolving credit agreement which matured August 29, 2012, as the Company believes it has adequate liquidity. There were no outstanding borrowings under this facility.

NOTE 14 - GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2011	$484,779	$102,950	$108,566	$1,493,768	$2,190,063
Adjustment of provisional amounts on prior acquisition	—	—	—	(122,130)	(122,130)
Business unit transfer	—	—	(336)	336	—
Effects of exchange rate changes	3,278	776	(5,627)	141,053	139,480
Balance at September 30, 2012	$488,057	$103,726	$102,603	$1,513,027	$2,207,413

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$152,268	$(42,887)	$109,381	$131,252	$(17,393)	$113,859
Trademarks	70,678	(26,517)	44,161	73,413	(23,885)	49,528
Licensing agreements	30,507	(18,511)	11,996	30,444	(17,277)	13,167
Customer relationships	592,742	(143,687)	449,055	411,626	(19,066)	392,560
Total definite-lived	$846,195	$(231,602)	$614,593	$646,735	$(77,621)	$569,114

Trademarks and In-process R&D	$227,158	$—	$227,158	$221,986	$—	$221,986

Total identifiable intangible assets	$1,073,353	$(231,602)	$841,751	$868,721	$(77,621)	$791,100

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied at sale by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case is pending in the San Francisco County Court. A Class Notice was mailed beginning September 14, 2012.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company's Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand's corporate practice. The Company's motion to dismiss this new complaint was denied and the case will now proceed under the name “Center City Periodontists.”

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made.   In the event that one or more of these matters is unfavorably resolved, it is possible the Company's results from operations could be materially impacted.

The Company has received a subpoena from the United States Attorney's Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an ongoing internal review by the Company. The Company is cooperating fully with the USAO, OFAC and BIS with respect to these matters.

At this stage of the inquiries, the Company is unable to predict the ultimate outcome of these matters or what impact, if any, the outcome of these matters might have on the Company's consolidated financial position, results of operations or cash flows. Violations of export control or economic sanctions laws or regulations may result in a range of possible penalties; however, at this time, no claims have been made against the Company.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  These legal matters primarily involve claims for damages arising out of the use of the Company's products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage.  The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses.  Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages.  Based upon the Company's experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or liquidity.

While the Company maintains general, products, property, workers' compensation, automobile, cargo, aviation, crime, fiduciary and directors' and officers' liability insurance up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses.  In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

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

OVERVIEW

Quarter Highlights

•
DENTSPLY International achieved a record third quarter of sales. For the three months ended September 30, 2012, sales grew by 12.3% on a US GAAP reported basis and grew 14.8%, excluding precious metal content. The sales growth excluding precious metal content was driven by acquisition growth of 15.4%, while internal growth added 4.7%, and currency translation was negative 5.3%. This internal growth was comprised of growth in the United States of 3.9%, while Europe reported 5.2% and rest of world had 5.1%. Internal growth excluding Orthodontics and businesses in Japan was 2.8%.

•
The Company is proceeding well with its integration plans for the Astra Tech acquisition. The Company expects to continue integration activities especially within several countries throughout Europe during the remaining quarter in 2012 and throughout much of 2013. Further integration of the Implant business will allow DENTSPLY to offer a complete product line of all implant choices and solutions throughout most of the world under the DENTSPLY Implants platform.

•
The Company's Orthodontics recovery plan is also proceeding well. The Company is consistently receiving product and has removed all allocation restrictions to customers. The impact on year-over-year earnings was $0.02 positive in the third quarter and a negative $0.02 per diluted share in the first nine months of 2012. The earnings impact is expected to be slightly positive on a year-over-year basis for the full year of 2012.

•
The strengthening of the U.S. dollar has negatively impacted top-line sales growth and earnings per share and is expected to still have a negative impact, although to a lesser extent, for the remainder of 2012 at current exchange rates.

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

Impact of the Natural Disaster in Japan

 The Company's Orthodontic and Japanese businesses have been negatively impacted as a result of the natural disaster that occurred in Japan in March of 2011. The Company's Orthodontic business has a key supplier located in Japan whose manufacturing was substantially curtailed as a result. The supplier is currently operating at a new location and providing consistent supply of product. As a result, the Company's sales of orthodontic products increased by 38.8% for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, resulting in a positive $0.02 impact to the period's year-over-year earnings per diluted share. Sales were down approximately 2.0% for the first nine months of 2012 as compared with the same period of 2011, resulting in a negative impact on earnings of approximately $0.02 per diluted share on a year-over-year basis.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With over 68% of the Company's sales located in regions outside the United States, the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2012 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2011

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

	Three Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Net sales	$695.7	$619.8	$75.9	12.3%
Less: precious metal content of sales	48.6	56.0	(7.4)	(13.2)%
Net sales, excluding precious metal content	$647.1	$563.8	$83.3	14.8%

Net sales, excluding precious metal content, for the three months ended September 30, 2012 was $647.1 million, an increase of 14.8% over the third quarter of 2011.  The change in net sales, excluding precious metal content, was primarily a result of the acquisition growth of $86.8 million, or 15.4%.  Foreign currency translation negatively impacted sales growth by 5.3%.   Internal growth was 4.7%. Excluding sales in the Japanese market and Orthodontic businesses, internal growth was 2.8%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

	Three Months Ended September 30, 2012
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	3.9%	5.2%	5.1%	4.7%
Acquisition sales growth	9.9%	24.9%	7.5%	15.4%
Constant currency sales growth	13.8%	30.1%	12.6%	20.1%

United States

Net sales, excluding precious metal content, increased by 13.8% for the third quarter of 2012 as compared to the third quarter of 2011 on a constant currency basis, including 9.9% of acquisition growth and 3.9% of internal sales growth.  The internal growth rate was a result of growth in dental specialty and dental consumable products.

Europe

Net sales, excluding precious metal content, increased by 30.1% in the third quarter of 2012 on a constant currency basis, including 24.9% of acquisition growth and 5.2% of internal sales growth. The internal growth was driven by the increased demand for dental specialty and dental consumables products, partially offset by decreased sales of precious metal alloy products in the dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 12.6% on a constant currency basis, which includes 5.1% of internal sales growth for the third quarter of 2012.  Internal growth was positive in dental specialty, dental consumables and dental laboratory products.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Gross profit	$364.1	$297.6	$66.5	22.3%
Gross profit as a percentage of net sales, including precious metal content	52.3%	48.0%
Gross profit as a percentage of net sales, excluding precious metal content	56.3%	52.8%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 3.5% percentage points for the three months ended September 30, 2012 compared to the same quarter of 2011.  The margin rate was primarily impacted by improved product pricing, positive foreign currency translation rates, favorable product mix, including the higher mix of endodontic products and recent acquisitions offset somewhat by negative manufacturing variances.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$260.4	$231.5	$28.9	12.5%
Restructuring and other costs	$15.1	$26.4	$(11.3)	NM

SG&A as a percentage of net sales, including precious metal content	37.4%	37.4%
SG&A as a percentage of net sales, excluding precious metal content	40.2%	41.1%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased in the quarter ended September 30, 2012 by 0.9 percentage points when compared to the same quarter of 2011.  Decreased SG&A expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily a result of savings from the integration of recent acquisitions offset by $5.2 million of amortization primarily associated with intangible assets from 2011 acquisitions. The third quarter of 2012 also includes a net benefit of $1.9 million related to acquisition activities. The third quarter of 2011 included $3.4 million of amortization expense related to acquired intangible assets and $2.2 million of expense related to contingent considerations on recent acquisitions.

Restructuring and Other Costs

During the three months ended September 30, 2012, the Company recorded restructuring and other costs of $15.1 million.   In the same period of 2011, the Company incurred costs of $26.4 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2012	2011	Change

Net interest expense	$12.1	$13.6	$(1.5)
Other expense (income), net	0.8	7.2	(6.4)
Net interest and other expense	$12.9	$20.8	$(7.9)

Net Interest Expense

Net interest expense for the three months ended September 30, 2012 was $1.5 million lower compared to the three months ended September 30, 2011. The decrease is a result of higher one-time financing fees in the prior year quarter to support recent acquisitions.

Other Expense (Income), Net

Other expense (income), net in the three months ended September 30, 2012 was $0.8 million, which was primarily currency transaction losses. Other expense (income), net in the three months ended September 30, 2011 was $7.2 million, including $3.8 million of expense on the ineffective portion of a Treasury Rate Lock (“T-Lock”) to hedge the then planned 10-year bond issuance, $2.9 million of expenses related to terminations of two interest rate swaps and $0.6 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2012	2011	$ Change

Effective income tax rates	25.0%	NM

Equity in net (loss) income of unconsolidated affiliated company	$(2.5)	$1.6	$(4.1)

Net income attributable to noncontrolling interests	$0.9	$0.6	$0.3

Net income attributable to DENTSPLY International	$53.4	$60.6	$(7.2)

Earnings per common share - diluted	$0.37	$0.42

NM – Not meaningful

 Provision for Income Taxes

The Company's effective tax rate for the third quarter of 2012 was 25.0%. During the third quarter of 2011 the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.

The Company’s effective income tax rate for 2012 included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $22.6 million and $3.8 million, respectively.  In 2011, the Company’s effective income tax rate included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles assets, income related to a credit risk adjustment on outstanding derivatives and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $68.8 million and $61.5 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation resulted in a loss of $2.5 million on an after-tax basis for the three months ended September 30, 2012.  The net loss of DIO includes the result of a negative fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY.  The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by changes in the DIO share price.  The impact of changes in the DIO share price on the fair value adjustment for the three months ended September 30, 2012 and 2011 was an unrealized loss of approximately $2.0 million and unrealized income of $1.5 million, respectively.

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

	Three Months Ended September 30, 2012
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$53,364	$0.37
Restructuring and other costs, net of tax	10,909	0.08
Amortization of purchased intangible assets, net of tax	5,159	0.04
Income tax related adjustments	4,039	0.03
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	1,687	0.01
Orthodontics business continuity costs, net of tax	70	—
Acquisition related activities, net of tax	(1,161)	(0.01)
Rounding	—	(0.01)
Adjusted non-US GAAP earnings	$74,067	$0.51

	Three Months Ended September 30, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$60,597	$0.42
Acquisition related activities, net of tax	36,122	0.25
Restructuring and other costs, net of tax	9,530	0.07
Amortization of purchased intangible assets, net of tax	3,838	0.03
Orthodontics business continuity costs, net of tax	866	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(1,800)	(0.01)
Income tax related adjustments	(42,950)	(0.30)
Adjusted non-US GAAP earnings	$66,203	$0.46

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$199.8	$203.3	$(3.5)	(1.7)%

Orthodontics/Canada/Mexico/Japan	$73.3	$62.7	$10.6	16.9%

Select Distribution Businesses	$66.6	$68.6	$(2.0)	(2.9)%

Implants/Endodontics/Healthcare/Pacific Rim	$307.9	$229.8	$78.1	34.0%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$59.7	$54.2	$5.5	10.1%

Orthodontics/Canada/Mexico/Japan	$5.3	$(1.4)	$6.7	NM

Select Distribution Businesses	$0.1	$1.1	$(1.0)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$63.3	$38.6	$24.7	64.0%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $3.5 million, or 1.7%, during the three months ended September 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 2.0%.  This increase was primarily the result of higher demand in dental consumables businesses partially offset by lower sales in the dental laboratory businesses.

Operating income increased by 10.1% during the three months ended September 30, 2012 compared to 2011 despite a negative impact of $1.0 million of unfavorable currency translation. Gross profit increased by $1.9 million including unfavorable currency translation of $4.3 million. SG&A expenses decreased by $3.6 million primarily due to the favorable impact of currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, increased by $10.6 million, or 16.9% during the three months ended September 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 19.8% due to stronger dental specialty product sales primarily due to the relaunch of the orthodontic businesses.

Operating income increased by $6.7 million compared to the same year ago period. The same period in 2011 was impacted by Orthodontic business continuity costs of $1.3 million.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $2.0 million, or 2.9%, during the three months ended September 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 8.7% when compared to the same period of 2011.  The growth was primarily related to increased sales of dental specialty and dental consumable products.

Operating income decreased $1.0 million during the three months ended September 30, 2012 compared to 2011.  Gross profit decreased $1.9 million, as a result of unfavorable currency translation.  SG&A expenses were $0.9 million lower during the three months ended September 30, 2012 compared to 2011, due to the results of favorable currency translation.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $78.1 million, or 34.0%, during the three months ended September 30, 2012 compared to 2011.  On a constant currency basis, net sales, excluding precious metal content, increased 39.5% primarily driven by acquisitions and strong internal growth in endodontics and Pacific Rim.

Operating income for the three months ended September 30, 2012 increased $24.7 million or 64.0%, compared to 2011. Gross profit increased $61.7 million primarily due to acquisitions, partially offset by the unfavorable impact of currency translation of $14.0 million. SG&A expenses increased $36.9 million primarily due to acquisitions partially offset by $7.3 million of favorable currency translation.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Sales

The following is a reconciliation of net sales to net sales, excluding precious metals content.

	Nine Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Net sales	$2,175.1	$1,799.7	$375.4	20.9%
Less: precious metal content of sales	163.9	145.0	18.9	13.0%
Net sales, excluding precious metal content	$2,011.2	$1,654.7	$356.5	21.5%

Net sales, excluding precious metal content, for the nine months ended September 30, 2012 was $2,011.2 million, an increase of 21.5% over the same period of 2011. The change in net sales, excluding precious metal content, was the result of constant currency growth of 26.1% and acquisition growth of 22.9%. The constant currency sales growth included internal growth of 3.2%. Excluding the Japanese market and the Orthodontic business, the internal growth rate was 3.7%.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2012
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	2.8%	2.4%	5.2%	3.2%
Acquisition sales growth	13.6%	36.9%	12.2%	22.9%
Constant currency sales growth	16.4%	39.3%	17.4%	26.1%

United States

Net sales, excluding precious metal content, increased by 16.4% for the nine months ended September 30, 2012 compared to the same period of 2011 on a constant currency basis, including acquisition growth of 13.6%. The internal growth rate was 2.8%, primarily due to increases in dental laboratory and dental consumable product sales partially offset by a decrease in orthodontic product sales.

Europe

Net sales, excluding precious metal content, increased by 39.3% for the nine months ended September 30, 2012 on a constant currency basis, including acquisition growth of 36.9%. Internal growth rate was 2.4% and was primarily driven by growth in dental specialty and dental consumables products, partially offset by lower demand for precious metal alloy products in the dental laboratory products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 17.4% on a constant currency basis, which includes 12.2% of acquisition growth. Internal growth was 5.2% driven primarily by growth in dental specialty products, with slight increases in demand for dental consumables and dental laboratory products.

Gross Profit

	Nine Months Ended
	September 30,		$	%
(in millions)	2012	2011	Change	Change

Gross profit	$1,164.3	$912.5	$251.8	27.6%
Gross profit as a percentage of net sales, including precious metal content	53.5%	50.7%
Gross profit as a percentage of net sales, excluding precious metal content	57.9%	55.1%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 2.8 percentage points for the nine months ended September 30, 2012 compared to the same period in 2011. The margin rate was primarily impacted by favorable mix associated with strong endodontic sales, recent acquisitions as well as a favorable rate impact from changes in foreign currency translation rates.

Operating Expenses

	Nine Months Ended
	September 30,		$	%
(in millions)	2012	2011	Change	Change

Selling, general and administrative expenses (“SG&A”)	$860.7	$643.2	$217.5	33.8%
Restructuring and other costs	$18.9	$33.8	$(14.9)	NM

SG&A as a percentage of net sales, including precious metal content	39.6%	35.7%
SG&A as a percentage of net sales, excluding precious metal content	42.8%	38.9%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased for the nine months ended September 30, 2012 by 3.9 percentage points when compared to the same period of 2011. Increased expenses as a percent of net sales, excluding precious metal content, over the prior year is primarily a result of the higher expense rate of the Astra Tech business and $25.4 million of amortization primarily associated with intangibles from 2011 acquisitions as well as additional expenses associated with key global marketing events. The for the nine months ended 2012 also included $12.1 million for expenses related to integration costs. For the nine months ended 2011 included $4.9 million of amortization expense related to acquired intangible assets.

Restructuring and Other Costs

During the nine months ended September 30, 2012 and 2011, the Company recorded restructuring and other costs of $18.9 million and $33.8 million, respectively. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2012	2011	Change

Net interest expense	$38.2	$21.3	$16.9
Other expense (income), net	2.0	8.7	(6.7)
Net interest and other expense	$40.2	$30.0	$10.2

Net Interest Expense

Net interest expense for the nine months ended September 30, 2012 was $16.9 million higher compared to the nine months ended September 30, 2011. The increase is due to increased interest expense as a result of higher overall debt in support of recent acquisitions.

Other Expense (Income), Net

Other expense (income), net in the nine months ended September 30, 2012 was $2.0 million, including $1.7 million of currency transaction losses and $0.3 million of non-operating expenses. Other expenses (income), net in the nine months ended September 30, 2011 was $8.7 million, including $3.8 million of expense on the ineffective portion of a Treasury Rate Lock ("T-Lock") to hedge the then planned 10 year bond issuance, $2.9 million of expenses related to terminations of two interest rate swaps and $1.4 million of currency transaction losses.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	$ Change

Effective income tax rates	19.9%	0.5%

Equity in net (loss) earnings of unconsolidated affiliated company	$(5.4)	$1.7	$(7.1)

Net income attributable to noncontrolling interests	$3.1	$2.1	$1.0

Net income attributable to DENTSPLY International	$187.4	$203.9	$(16.5)

Earnings per common share - diluted	$1.30	$1.42

Provision for Income Taxes

The Company's effective income tax rates for the first nine months of 2012 and 2011 were 19.9% and 0.5%, respectively. During the nine months ended September 30, 2011 the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $47.7 million.

The Company's effective income tax rate for 2012 included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $68.8 million and $23.8 million, respectively. The Company's effective income tax rate for 2011 included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles and the release of the valuation allowance and various income tax adjustments which impacted income before income taxes and the provision for income tax by $80.7 million and $64.8 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company's 17% ownership investment of DIO Corporation resulted in a net loss of $5.4 million on an after-tax basis for the nine months ended September 30, 2012. The net loss of DIO includes the result of a negative fair value adjustment related to the convertible bonds issued by DIO to DENTSPLY. The fair value adjustments related to the convertible bonds reported by DIO are primarily impacted by the changing DIO share price. The impact of the changing DIO share price on the fair value adjustment and the Company's portion of DIO's net loss for the nine months ended September 30, 2012 and 2011 was a unrealized loss of approximately $5.4 million and unrealized income of $1.8 million, respectively.

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

	Nine Months Ended September 30, 2012
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$187,413	$1.30
Amortization of purchased intangible assets, net of tax	25,148	0.17
Restructuring and other costs, net of tax	14,063	0.10
Acquisition related activities, net of tax	6,630	0.05
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	5,280	0.04
Orthodontics business continuity costs, net of tax	692	—
Income tax related adjustments	(1,375)	(0.01)
Adjusted non-US GAAP earnings	$237,851	$1.65

	Nine Months Ended September 30, 2011
(in thousands, except per share amounts)	Income (Expense)	Per Diluted Common Share

Net income attributable to DENTSPLY International	$203,917	$1.42
Acquisition related activities, net of tax and noncontrolling interests	42,363	0.30
Restructuring and other costs, net of tax and noncontrolling interests	10,403	0.07
Amortization of purchased intangible assets, net of tax	6,844	0.05
Orthodontics business continuity costs, net of tax	1,308	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	(0.01)
Gain on fair value adjustments at an unconsolidated affliliated company, net of tax	(2,059)	(0.01)
Income tax related adjustments	(43,733)	(0.31)
Adjusted non-US GAAP earnings	$218,260	$1.52

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$614.1	$618.6	$(4.5)	(0.7)%

Orthodontics/Canada/Mexico/Japan	$216.2	$220.6	$(4.4)	(2.0)%

Select Distribution Businesses	$207.9	$213.6	$(5.7)	(2.7)%

Implants/Endodontics/Healthcare/Pacific Rim	$977.6	$605.3	$372.3	61.5%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$184.5	$171.7	$12.8	7.5%

Orthodontics/Canada/Mexico/Japan	$9.5	$12.2	$(2.7)	(22.1)%

Select Distribution Businesses	$(0.8)	$1.5	$(2.3)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$206.8	$156.3	$50.5	32.3%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $4.5 million during the nine months ended September 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 2.7% which was primarily driven by increased demand in dental consumable products.

Operating income increased $12.8 million during the nine months ended September 30, 2012 compared to 2011. This was due to a decrease in the selling, general and administrative expenses within the segment of $9.2 million, primarily due to favorable foreign currency translation, and an increase in gross profit of $3.5 million that includes $12.0 million of unfavorable foreign currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content decreased $4.4 million during the nine months ended September 30, 2012 compared to 2011. The decrease was due to unfavorable currency translation.

Operating income decreased $2.7 million during the nine months ended September 30, 2012 compared to 2011. This was due to the impact of natural disaster in Japan as previously discussed.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $5.7 million, or 2.7%, during the nine months ended September 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 7.1% when compared to the same period in 2011 as a result of increased demand in all dental product categories.

Operating income decreased $2.3 million during the nine months ended September 30, 2012 compared to 2011. The decline was attributable to a lower gross profit of $5.9 million, which was the result of unfavorable currency translation. Selling, general and administrative expenses decreased $3.6 million in the same period compared to 2011 due to favorable currency translation.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $372.3 million, or 61.5%, during the nine months ended September 30, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 66.3% primarily driven by acquisitions.

Operating income for the nine months ended September 30, 2012 increased $50.5 million compared to 2011. Gross profit increased $266.1 million as a result of acquisitions partially offset by $37.0 million of unfavorable foreign currency translation. Selling, general and administrative expenses increased by $215.6 million primarily due to acquisitions, partially offset by favorable currency translation.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

The Company has a note receivable from a borrower with a carrying value of $5.6 million, recorded as a component of other noncurrent assets, where the borrower has experienced recent financial deterioration.  A significant downturn or further deterioration in the creditworthiness of the borrower may negatively affect the Company's carrying value of the note receivable.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has several reporting units contained within each operating segment.

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

The performance of the Company's 2012 annual impairment tests did not result in any impairment of the Company's goodwill. The WACC rates utilized in the 2012 analysis ranged from 8.5% to 10.5%. Excluding the Company's Healthcare reporting unit discussed below, if the fair value of each of the Company's other reporting units been hypothetically reduced by 5% at April 30, 2012 the fair value of those reporting units would still exceed their net book value. If the fair value of each of the Company's reporting units been hypothetically reduced by 10% at April 30, 2012, one reporting unit within the Implants/Endodontics/Healthcare/Pacific Rim segment would have a net book value exceeding its fair value by less than $1.0 million. Goodwill for this reporting unit totals $24.1 million. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 50 basis points at April 30, 2012, the fair value of all reporting units except for the Company's Healthcare reporting unit would still exceed their net book value. The Company's Healthcare reporting unit, a component of the Implants/Endodontics/Healthcare/Pacific Rim operating segment, was created as a part of the Astra Tech acquisition on August 31, 2011. At the date of acquisition, the fair value of the business equaled book value with goodwill for the reporting unit totaling $279.0 million. Given the limited time since the acquisition date, the reporting unit fair value approximates the book value of the reporting unit.

Should the Company's analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company's future goodwill impairment testing will not result in a charge to earnings.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2012

Cash flow from operating activities during the nine months ended September 30, 2012 was $202.1 million compared to $254.8 million during the nine months ended September 30, 2011. Net income decreased by $15.5 million to $190.6 million in the period ended September 30, 2012. Depreciation and amortization expense for the nine months was $38.7 million higher than the prior year period. Working capital investments in inventory, accounts receivable and lower accrued liabilities net of higher income taxes payable totaled $109.6 million. On a constant currency basis, as of September 30, 2012, reported days for inventory increased by 11 days to 111days and accounts receivable increased by 6 days to 60 days, respectively, as compared to December 31, 2011, both calculations include recent acquisitions.

Investing activities during the first nine months of 2012 include capital expenditures of $64.9 million.

At September 30, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased 1.0 million shares for $38.8 million during the first nine months of 2012 at an average price of $38.90. As of September 30, 2012, the Company held 20.8 million shares of treasury stock. The Company also received proceeds of $24.8 million as a result of the exercise of 1.0 million of stock options during the nine months ended September 30, 2012.

The Company's total borrowings decreased by a net of $117.6 million during the nine months ended September 30, 2012. This change included net reduction of $115.6 million during the first nine months and a decrease of $2.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2012, the Company's ratio of total debt to total capitalization was 43.3% compared to 48.4% at December 31, 2011. Also in that same period, the Company's cash and cash equivalents have decreased from $77.1 million to $56.1 million.

The Company let expire its 364 day $250.0 million revolving credit agreement which matured August 29, 2012, as management believes the Company has adequate liquidity.

Under its five-year revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2012, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolving credit agreement serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facility in the aggregate is $500.0 million. At September 30, 2012 outstanding borrowings were $151.5 million under the five-year revolving credit facility.

The Company also has access to $74.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2012, the Company had $9.2 million outstanding under these short-term lines of credit. At September 30, 2012, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $414.2 million.

At September 30, 2012, the Company held $136.3 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2011.

At September 30, 2012, the majority of the Company's cash and cash equivalents were held outside of the United States. Foreign cash repatriation of approximately $71 million can occur without incremental taxes. However, under current law, repatriation of future foreign cash flow in excess of this amount would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

Item 2 - Unregistered Sales of Securities and Use of Proceeds

At September 30, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended September 30, 2012, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program
July 1, 2012 to July 31, 2012	—	$—	$—	13,029.9
August 1, 2012 to August 31, 2012	—	—	—	13,103.8
September 1, 2012 to September 30, 2012	—	—	—	13,183.2
	—	$—	$—

Item 4 - Submission of Matters to Vote of Security Holders

Reserved.

Item 6 - Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 25, 2012
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	William R. Jellison	October 25, 2012
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer