Form 10-K
period 2012-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2013-02-20
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2012, was $5,576,831,322.

The number of shares of the registrant's Common Stock outstanding as of the close of business on February 14, 2013 was 142,849,900.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

History and Overview

DENTSPLY, a Delaware corporation which dates its history to 1899, believes it is the world's largest designer, developer, manufacturer and marketer of a broad range of consumable dental products for the professional dental market. The Company also manufactures and markets other consumable medical device products. The Company's principal product categories are dental consumable products, dental laboratory products, dental specialty products and consumable medical device products. The Company's worldwide headquarters and executive offices are located in York, Pennsylvania.

Consolidated net sales, excluding precious metal content, of the Company's dental products accounted for approximately 88% of DENTSPLY's consolidated net sales, excluding precious metal content, for the year ended December 31, 2012. The remaining consolidated net sales, excluding precious metal content, is related to consumable medical device products and materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Throughout 2012, the Company conducted its business through four operating segments. During the first quarter of 2012, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. All of the Company's segments are primarily engaged in the design, manufacture and distribution of dental and medical products in four principal product categories: 1) dental consumable products 2) dental laboratory products 3) dental specialty products and 4) consumable medical device products.

The Company conducts its business in the United States of America (“U.S.”), as well as in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in the European market, particularly in Germany, Sweden, Switzerland, France, Italy and the United Kingdom as well as in Canada . The Company also has a significant market presence in the countries of the Commonwealth of Independent States ("CIS"), Central and South America and the Pacific Rim.

Geographic Information

For 2012, 2011 and 2010, the Company's net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 67%, 66% and 63%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company's U.S. and foreign sales by shipment origin set forth in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company's operating segments for the years ended December 31, 2012, 2011 and 2010 can be found in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY's principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. Additionally, the Company's consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in the industry, including ANKYLOS, AQUASIL, AQUASIL ULTRA, ASTRA TECH, ATLANTIS, BELLOVAC ABT, CALIBRA, CAULK, CAVITRON, CERAMCO, CERCON, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ECLIPSE, ELEPHANT, ESTHET.X, FRIADENT, FRIALIT, GENIE, GOLDEN GATE, IN-OVATION, INTERACTIVE MYSTIQUE, LOFRIC, MAILLEFER, MIDWEST, NUPRO, ORAQIX, OSSEOSPEED, PEPGEN P-15, POLOCAINE, PORTRAIT, PRIME & BOND, PROFILE, PROTAPER, RINN, SANI-TIP, SHADEPILOT, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRUBYTE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK .

Dental Consumable Products

Dental consumable products consist of dental sundries and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 28%, 33% and 35% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 11%, 14% and 16% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2012, 2011 and 2010, respectively.

DENTSPLY's products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided machining (CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 48%, 46% and 46% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2012, 2011 and 2010, respectively. DENTSPLY's products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital implantology, dental lasers and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urological products including catheters, certain surgical products, medical drills and other non-medical products. Net sales of consumable medical device products, excluding precious metal content, accounted for approximately 13%, 7% and 3% of the Company's consolidated net sales, excluding precious metal content, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

•
Per capita and discretionary incomes are increasing in emerging nations - As personal incomes continue to rise in the emerging nations of the Pacific Rim, CIS and Latin America, healthcare, including dental services, is a growing priority. Many surveys indicate the middle class population will expand significantly within these emerging markets.

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

DENTSPLY believes that demand in a given geographic market for its dental and medical products vary according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY's dental and medical products can be categorized into the following two stages of development:

Developed Markets
The U.S., Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental and health products and have the highest level of expenditures for dental and medical care. These markets account for approximately 80% to 85% of the Company's net sales. In these markets, dental care is increasingly focused upon preventive care and specialized dentistry, in addition to basic procedures, such as excavation of teeth and filling of cavities, tooth extraction and denture replacement. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment and demand high levels of attention to protect against infection and patient cross-contamination. A broader segment of the population in these markets can afford higher end treatments in both dental and medical care.

Developing Markets
In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to excavation of teeth and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental and medical care. These markets account for approximately 15% to 20% of the Company's net sales. These markets demand diverse products and broader alternatives to address patient and professional needs. However, there is also a portion of the population in these markets that receive excellent dental and medical care similar to that received in developed countries. As such our higher end products are actively sold into all of these regions.

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

Dental

DENTSPLY distributes approximately half of its dental products through distributors and importers. However, certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professionals in some markets. During 2012, the Company did not have any single customer that represented ten percent or more of DENTSPLY's consolidated net sales. In both 2011 and 2010, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11% of DENTSPLY's consolidated net sales. No other single customer, represented ten percent or more of DENTSPLY's consolidated net sales during 2011 or 2010.

Although many of its dental sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, DENTSPLY employs approximately 3,650 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the distributors, dealers and the end-users. The Company conducts extensive distributor, dealer and end-user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company's products in the future.

Medical

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

Historical reimbursement levels within Europe are higher for hydrophilic catheters which explain a greater patient usage of hydrophilic products in that market. In the U.S., the reimbursement environment has improved since 2008 as the infection control cost benefits of disposable catheters gain acceptance among payers.

The Company also maintains ongoing relationships with various medical associates, professional and key opinion leaders to help promote our products, although there are no assurances that they will continue to support the Company's products in the future.

Product Development

Technological innovation and successful product development are critical to strengthening the Company's prominent position in the dental and medical markets that it serves. It is also required to maintain and grow its leadership positions in product categories where it has a high market share and to grow market share in other product categories. While many of DENTSPLY's existing products undergo brand extensions, the Company also continues to focus efforts on successfully launching innovative products that represent fundamental change.

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $85.4 million, $66.7 million and $49.4 million in 2012, 2011 and 2010, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The continued development of these areas is a critical step in meeting the Company's strategic goal as a leader in defining the future of dentistry and in select areas in health care.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, and by entering into licensing agreements with third parties as well as purchasing technologies developed by third parties.

Acquisition Activities

DENTSPLY believes that the dental products industry continues to experience consolidation with respect to both product manufacturing and distribution, although it remains fragmented thereby creating a number of acquisition opportunities. DENTSPLY also seeks to expand its position in consumable medical device products through acquisitions.

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company's core growth and assure ongoing expansion of its business, including new technologies, additional products and geographic breadth.

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

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental and medical products industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals, technicians and patients. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its commitment to customer satisfaction and support of the Company's products by dental and medical professionals.

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

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of DENTSPLY's requirements.

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

Employees

As of December 31, 2012, the Company and its subsidiaries employed approximately 11,900 employees. Of these employees, approximately 3,500 were employed in the United States and 8,400 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract or other similar type program. The Company believes that it has a positive relationship with its employees.

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

The Company's business is subject to quarterly fluctuations of consolidated net sales and net income. The Company typically implements most of its price changes in the beginning of the first or fourth quarter. Price changes, other marketing and promotional programs as well as the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of summer holidays and vacations, particularly throughout Europe.

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

DENTSPLY may be unable to obtain necessary product approvals and marketing clearances.

DENTSPLY must obtain certain approvals and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell its products. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices, including the export of medical devices to foreign countries.

The regulatory review process which must be completed prior to marketing a new medical device may delay or hinder a product's timely entry into the marketplace. There can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Delays or failure to receive the necessary product approvals from governmental authorities could negatively impact DENTSPLY's operations.

DENTSPLY's business is subject to extensive, complex and changing laws, regulations and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

DENTSPLY is subject to extensive laws, regulations and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury ("OFAC"), the Bureau of Industry and Security of the United States Department of Commerce ("BIS"), the United States Federal Trade Commission, the United States Department of Justice and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions.  Such laws, regulations and orders may be complex and are subject to change.

Compliance with the numerous applicable existing and new laws, regulations and orders could require us to incur substantial regulatory compliance costs.  Although the Company has implemented policies and procedures to comply with applicable laws, regulations and orders, there can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, regulations and orders. Failure to comply with applicable laws, regulations or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company's reputation, business, financial condition and results of operations.

In 2012, the Company received subpoenas from the United States Attorney's Office for the Southern District of Indiana (the “USAO”) and from OFAC requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company also voluntarily contacted OFAC and BIS regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in an ongoing internal review by the Company. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

A significant portion of the Company's injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company's products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time or supply products to competitors. DENTSPLY may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company's ability to deliver products to customers. If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply or manufacturing of such products and other materials internally or from third parties, the Company's business and results of operation may be harmed.

The Company has lost customers of its Orthodontics business due to the disruption in its ability to source certain orthodontic products from its key supplier located in Japan's evacuation area.

One of the Company's key suppliers, which was the source of certain orthodontic products comprising approximately 9% of the Company's 2010 consolidated net sales, excluding precious metal content, was located in the zone that was evacuated following the March 2011 tsunami in Japan.  The supplier lost access to its facility and as a result, product supply was severely disrupted through the remainder of 2011. The supplier gradually restored operations in 2012. Although the Company had secured limited alternative sources of supply during the shortage, there is no assurance that customers who turned to other sources of products during the Company's period of product shortages will return to the Company's products.

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

The success of the Company's acquisition of Astra Tech depends upon its ability to realize anticipated benefits from integrating Astra Tech's business into its operations. The Company's ongoing business could be disrupted and management's attention diverted due to integration planning activities and as a result of the actual integration of the two companies following the acquisition. The Company may fail to realize the anticipated benefits of the integration on a timely basis, or at all.

Changes in or interpretations of, accounting principles could result in unfavorable charges to operations.

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

Changes in or interpretations of, tax rules, operating structures, country profitability mix and regulations may adversely affect the Company's effective tax rates.

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

DENTSPLY's current indebtedness contains a number of covenants and financial ratios, which it is required to satisfy. Under the agreements governing the DENTSPLY's 4.11% Senior Notes due 2016, the Company will be required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 3.50 to 1.00. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratio, but no assurance can be given that DENTSPLY will be able to do so. DENTSPLY's failure to maintain such ratio or a breach of the other covenants under its debt instruments outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of DENTSPLY's principal manufacturing and distribution locations as of December 31, 2012:

Location	Function	Leased or Owned

United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned/Leased
mounts and accessories

Waltham, Massachusetts (4)	Manufacture and distribution of dental implant products	Leased

Bohemia, New York (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (4)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (5)	Distribution of dental products	Leased

York, Pennsylvania (1)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (4)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (4)	Manufacture and distribution of dental products	Owned

Leuven, Belgium (4)	Manufacture and distribution of 3D digital implantology	Leased

Catanduva, Brazil (4)	Manufacture and distribution of dental anesthetic products	Owned

Petropolis, Brazil (4)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Shanghai, China (1)	Manufacture and distribution of dental laboratory products	Leased

Tianjin, China (4)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (3)	Manufacture and distribution of investment casting products	Leased

Bohmte, Germany (1)	Manufacture and distribution of dental laboratory products	Owned

Hanau, Germany (1)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (4)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (4)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (1)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (1)	Manufacture and distribution of precious metal	Owned
dental alloys and dental ceramics

HA Soest, Netherlands (2)	Distribution of orthodontic products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (1)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (4)	Manufacture and distribution of dental implant products and	Owned
consumable medical devices

Ballaigues, Switzerland (4)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

(1)	These properties are included in the Dental Consumables and Laboratory segment.

(2)	These properties are included in the Orthodontics/Canada/Mexico/Japan segment.

(3)	These properties are included in the Select Distribution segment.

(4)	These properties are included in the Implants/Endodontics/Healthcare/Pacific Rim segment.

(5)	This property is a distribution warehouse not managed by named segments.

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

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 17, Commitments and Contingencies, to the Consolidated Financial Statements in this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 24, 2013.

Name	Age	Position

Bret W. Wise	52	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	51	President and Chief Operating Officer
William R. Jellison	55	Senior Vice President and Chief Financial Officer
James G. Mosch	55	Executive Vice President
Robert J. Size	54	Senior Vice President
Albert J. Sterkenburg	49	Senior Vice President
Deborah M. Rasin	46	Vice President, Secretary and General Counsel

Bret W. Wise has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007 and also served as President in 2007 and 2008.  Prior to that time, Mr. Wise served as President and Chief Operating Officer in 2006, as Executive Vice President in 2005 and Senior Vice President and Chief Financial Officer from December 2002 through December 2004.  Prior to that time, Mr. Wise was Senior Vice President and Chief Financial Officer with Ferro Corporation of Cleveland, OH (1999 - 2002),  Vice President and Chief Financial Officer at WCI Steel, Inc., of Warren, OH,  (1994 - 1999) and prior to that he was a partner with KPMG LLP.  During 2012, Mr. Wise was elected a member of the Board of Directors of the Pall Corporation.  Mr. Wise is a Certified Public Accountant.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market and Dividend Information

The Company's common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicted, the high, low, closing sale prices and cash dividends declared of the Company's common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low
2012
First Quarter	$40.32	$34.77	$40.13	$0.055
Second Quarter	41.38	35.88	37.81	0.055
Third Quarter	39.27	35.04	38.14	0.055
Fourth Quarter	40.82	35.83	39.61	0.055

2011
First Quarter	$38.49	$34.00	$36.99	$0.050
Second Quarter	40.16	34.76	38.08	0.050
Third Quarter	39.94	30.41	30.69	0.050
Fourth Quarter	40.37	28.35	34.99	0.055

The Company estimates, based on information supplied by its transfer agent, that there are 352 holders of record of the Company’s common stock. Approximately 65,900 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 34.0 million shares of common stock.  The table below contains certain information with respect to the repurchase of shares of the Company's common stock during the quarter ended December 31, 2012:

(in thousands, except per share amounts)				Number of Shares that May Yet be Purchased Under the Share Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1-31, 2012	—	$—	$—	13,209.1
November 1-30, 2012	—	—	—	13,374.7
December 1-31, 2012	—	—	—	13,546.8
	—	$—	$—

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued under equity compensation plans at December 31, 2012:

(in thousands, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	10,940	$33.48	10,468
Total	10,940	$33.48	10,468

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index, the Standard & Poor’s S&P 500 Index and the Standard & Poor’s S&P Health Care Index.

	12/07	12/08	12/09	12/10	12/11	12/12
DENTSPLY International Inc.	100.00	63.07	79.06	77.28	79.60	90.63
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Health Care	100.00	77.19	92.40	95.08	107.18	126.35

Item 6.  Selected Financial Data

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts, days and percentages)

	Year ended December 31,
	2012	2011 (a)	2010	2009	2008

Statement of Operations Data:
Net sales	$2,928,429	$2,537,718	$2,221,014	$2,159,378	$2,191,465
Net sales, excluding precious metal content	2,714,698	2,332,589	2,031,757	1,990,666	1,991,542
Gross profit	1,556,387	1,273,440	1,130,158	1,106,363	1,147,900
Restructuring and other costs	25,717	35,865	10,984	6,890	32,355
Operating income	381,939	300,728	380,273	381,243	380,461
Income before income taxes	330,679	256,111	357,656	363,356	354,873
Net Income	318,489	247,446	267,335	274,412	283,270
Net income attributable to DENTSPLY International	$314,213	$244,520	$265,708	$274,258	$283,869

Earnings per common share:
Basic	$2.22	$1.73	$1.85	$1.85	$1.90
Diluted	$2.18	$1.70	$1.82	$1.83	$1.87

Cash dividends declared per common share	$0.220	$0.205	$0.200	$0.200	$0.185

Weighted Average Common Shares Outstanding:
Basic	141,850	141,386	143,980	148,319	149,069
Diluted	143,945	143,553	145,985	150,102	151,679

Balance Sheet Data:
Cash and cash equivalents	$80,132	$77,128	$540,038	$450,348	$204,249
Property, plant and equipment, net	614,705	591,445	423,105	439,619	432,276
Goodwill and other intangibles, net	3,041,595	2,981,163	1,381,798	1,401,682	1,380,744
Total assets	4,972,297	4,755,398	3,257,951	3,087,932	2,830,400
Total debt, current and long-term portions	1,520,998	1,766,711	611,769	469,325	449,474
Equity	2,249,443	1,884,151	1,909,912	1,906,958	1,659,413
Return on average equity	15.2%	12.9%	13.9%	15.4%	17.9%
Total net debt to total capitalization (b)	39.0%	47.3%	3.6%	1.0%	12.9%

Other Data:
Depreciation and amortization	$129,199	$85,035	$65,912	$65,175	$56,929
Cash flows from operating activities	369,685	393,469	377,461	362,489	335,981
Capital expenditures	92,072	71,186	44,236	56,481	76,440
Interest expense (income), net	48,091	35,577	20,835	16,864	15,438
Inventory days	106	100	100	99	103
Receivable days	53	54	54	55	54
Effective tax rate	2.7%	4.3%	25.0%	24.5%	20.2%
(a) Includes the results of the Astra Tech acquisition from September 1, 2011 through December 31, 2011.
(b)The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

Significant Developments in 2012

•
For the year ended December 31, 2012, sales grew by 15.4% on a US GAAP reported basis and grew 16.4%, excluding precious metal content. The sales growth excluding precious metal content was driven by acquisition growth of 16.2%, while internal growth added 4.0%, and currency translation was negative 3.8%. This internal growth was comprised of growth in the United States of 3.6%, Europe of 2.6% and rest of world of 7.2%.

•
During 2012 the Company established DENTSPLY Implants, combining the Astra Tech implant business and the Company's implant brands.  This new business enables DENTSPLY to offer a complete product line of all implant choices and solutions throughout most of the world under the DENTSPLY Implants platform.

•	The Company branded the former Astra Tech medical business as Wellspect Healthcare.

BUSINESS

DENTSPLY International Inc. is a leading manufacturer and distributor of dental and other consumable medical device products.  The Company believes it is the world's largest manufacturer of consumable dental products for the professional dental market.  For over 110 years, DENTSPLY's commitment to innovation and professional collaboration has enhanced its portfolio of branded consumables and small equipment.  Headquartered in the United States, the Company has global operations with sales in more than 120 countries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company's largest markets, the Company serves all major markets worldwide.

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

Management believes that internal growth in the range of 3% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on economic conditions. Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods.  There can be no assurance that the Company's assumptions concerning the growth rates in its markets will continue in the future.  If such rates are less than expected, the Company's projected growth rates and results of operations may be adversely affected.

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period.

The Company has a focus on minimizing costs and achieving operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance.

Product innovation is a key component of the Company's overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental and consumable medical device products, they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company will continue to pursue opportunities to expand the Company's product offerings through acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates has experienced consolidation, it is still a fragmented industry. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future, however it will be very focused in the near-term on the integration of its recent acquisitions and associated debt reduction.

Impact of the Natural Disaster in Japan and Orthodontic Recovery

 The Company's Orthodontic and Japanese businesses have been negatively impacted as a result of the natural disaster that occurred in Japan in March of 2011. The impact for the year ended December 31, 2012 on the Company's sales of orthodontic products was a slight increase in net sales and earnings as compared with 2011, resulting in a positive $0.01 impact to the period's year-over-year earnings per diluted share.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With 65% to 70% of the Company's net sales located in regions outside the U.S., the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years' data in order to conform to current year presentation. Specifically, during the first quarter of 2012, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. The segment information below reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS

2012 Compared to 2011

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

	Year Ended December 31,
(in millions)	2012	2011	$ Change	% Change

Net sales	$2,928.4	$2,537.7	$390.7	15.4%
Less: Precious metal content of sales	213.7	205.1	8.6	4.2%
Net sales, excluding precious metal content	$2,714.7	$2,332.6	$382.1	16.4%

In 2012, net sales, excluding precious metal content increased $382.1 million from 2011. The 16.4% increase in net sales, excluding precious metal content, included constant currency growth of 20.2%, and currency translation, which decreased net sales, excluding precious metal content, by 3.8%.   The constant currency sales growth was comprised of internal growth of 4.0% and acquisition growth of 16.2%.

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2012
	United States	Europe	All Other Regions	Worldwide

Internal growth	3.6%	2.6%	7.2%	4.0%
Net acquisition growth	10.2%	24.9%	8.7%	16.2%
Constant currency sales growth	13.8%	27.5%	15.9%	20.2%

Internal growth excluding the Japanese market and Orthodontic business was substantially the same and varied by no more than one percentage point in any region.

United States

During 2012, net sales, excluding precious metal content, increased by 13.8% on a constant currency basis, including 10.2% of acquisition growth. The internal growth rate was 3.6% due to increased demand across all product categories.

Europe

During 2012, net sales, excluding precious metal content, increased by 27.5% on a constant currency basis, including 24.9% of acquisition growth. The internal growth rate was 2.6% and was primarily driven by sales growth in the dental specialty, dental consumable and consumable medical device products partially offset by decreased demand for precious metal alloy products within the dental laboratory products category.

All Other Regions

During 2012, net sales, excluding precious metal content, increased 15.9% on a constant currency basis, which includes 8.7% of acquisition growth. The internal growth was 7.2%, driven by sales growth in all dental product categories.

Gross Profit

	Year Ended December 31,
(in millions)	2012	2011	$ Change	% Change

Gross profit	$1,556.4	$1,273.4	$283.0	22.2%
Gross profit as a percentage of net sales, including precious metal content	53.1%	50.2%
Gross profit as a percentage of net sales, excluding precious metal content	57.3%	54.6%

Gross profit as a percentage of net sales, excluding precious metal content, increased 2.7% during 2012 compared to 2011.  The gross profit rate was positively impacted by improved product pricing, favorable product mix primarily associated with recent acquisitions as well as a favorable rate impact from changes in foreign currency translation rates offset by higher manufacturing costs. In 2011, the gross profit rate was negatively impacted by approximately two percentage points from expensing inventory for the fair value adjustments associated with acquisitions.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions)	2012	2011	$ Change	% Change

SG&A expenses	$1,148.7	$936.8	$211.9	22.6%
SG&A expenses as a percentage of net sales, including precious metal content	39.2%	36.9%
SG&A expenses as a percentage of net sales, excluding precious metal content	42.3%	40.2%

SG&A expenses as a percentage of net sales, excluding precious metal content, was 2.1% higher than in 2011. Increased SG&A expenses as a percent of net sales, excluding precious metal content, was a result of the higher expense rate of the Astra Tech business and $30.9 million of amortization primarily associated with 2011 acquisitions as well as key global marketing events.

Restructuring and Other Costs

	Year Ended December 31,
(in millions)	2012	2011	$ Change	% Change

Restructuring and other costs	$25.7	$35.9	$(10.2)	(28.4%)

The Company recorded net restructuring and other costs of $25.7 million in 2012 compared to $35.9 million in 2011. In 2012, restructuring cost of $17.8 million were related to the implant integration activity as well as the closure and consolidation of facilities in an effort to streamline the Company's operations and better leverage the Company's resources. Restructuring and other costs also include $5.2 million related to an impairment of previously acquired technology.

In 2011, these costs were related to expenses associated with the acquisition of Astra Tech of $18.0 million, legal settlement cost of $12.6 million as well as restructuring costs primarily related to the orthodontic business. Also, the Company recorded certain other costs of $1.5 million related to an impairment of an intangible asset.

The benefits associated with the 2011 and 2012 restructuring plans were immaterial to the current period. The Company estimates the future annual savings related to these plans to be in the range of $10 million to $15 million to be realized over the next three to five years. There is no assurance that future savings will be fully achieved.

Other Income and Expenses

	Year Ended December 31,
(in millions)	2012	2011	$ Change

Net interest expense	$48.1	$35.6	$12.5
Other expense, net	3.2	9.0	(5.8)
Net interest and other expense	$51.3	$44.6	$6.7

Net Interest Expense

The change in net interest expense in 2012 compared to 2011 was primarily the result of higher average debt levels and lower cash levels as a result of financing the $1.8 billion Astra Tech acquisition in 2011. Interest expense increased $13.0 million over 2011.
Other Expense, Net
Other expense in the 2012 period included approximately $2.7 million of currency transaction losses and $0.5 million of other non-operating expense. Other expense in the 2011 period included approximately $1.7 million of currency transaction losses, $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expense.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2012	2011	$ Change

Effective income tax rate	2.7%	4.3%

Equity in net income (loss) of unconsolidated affiliated company	$(3.3)	$2.4	$(5.7)

Net income attributable to noncontrolling interests	$4.3	$2.9	$1.4

Net income attributable to DENTSPLY International	$314.2	$244.5	$69.7

Diluted earnings per common share	$2.18	$1.70

Provision for Income Taxes

During 2012, the Company entered into various legal entity restructuring activities to complete the integration of the Astra Tech business acquired in August 2011.  In addition to the specific tax integration of the Astra Tech subsidiaries with legacy DENTSPLY subsidiaries, the Company also realigned much of its foreign legal entity structure to better align operations and cash management activities.  As a part of this restructuring, the Company was able to capture an overall net benefit from anticipated tax losses of $57.7 million. Most of the cash flow benefit from this tax matter, including utilization of an existing credit carryforward of approximately $49.6 million will be realized over the next several years. Also, the Company recognized $12.0 million of tax benefit from a reduction in foreign tax rates and separately recorded a valuation allowance on previously recognized assets of $10.4 million. During 2011, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $46.7 million. Further information regarding the details of income taxes is presented in Note 12, Income Taxes, to the consolidated financial statements in this Form 10-K.

The Company's effective tax rate for 2012 and 2011 was 2.7% and 4.3%, respectively. In 2012, the Company's effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provisions for income taxes by $91.7 million and $90.0 million, respectively. In 2011, the Company's effective income tax rate included the impact of acquisition related activity, restructuring and other costs, amortization on purchased intangibles from acquisitions and the release of the valuation allowance and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $123.8 million and $75.4 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company's 17% ownership investment of DIO Corporation resulted in a net loss of $3.3 million on an after-tax basis for 2012. The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY. The Company's portion of the mark-to-market net loss incurred by DIO was approximately $3.1 million. In 2011, equity in net income was $2.4 million on an after-tax basis and the Company's portion of the mark-to-market net gain incurred by DIO was approximately $2.2 million.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $1.4 million from 2012 to 2011 due to higher earnings.

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

	Year Ended December 31, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$314,213	$2.18
Amortization on purchased intangible assets, net of tax	33,612	0.23
Restructuring and other costs, net of tax	18,549	0.13
Acquisition related activities, net of tax	9,299	0.07
Loss on fair value adjustment at an unconsolidated affiliated company, net of tax	2,927	0.02
Orthodontic business continuity costs, net of tax	600	—
Income tax related adjustments	(59,992)	(0.41)
Adjusted non-US GAAP earnings	$319,208	$2.22

	Year Ended December 31, 2011
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$244,520	$1.70
Acquisition related activities, net of tax	62,723	0.44
Amortization on purchased intangible assets, net of tax	14,428	0.10
Restructuring and other costs, net of tax	11,395	0.08
Orthodontic business continuity costs, net of tax	2,128	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	—
Gain on fair value adjustment at an unconsolidated affiliated company, net of tax	(2,486)	(0.02)
Income tax related adjustments	(41,053)	(0.28)
Adjusted non-US GAAP earnings	$290,872	$2.03

Operating Segment Results

The Company’s operating businesses are combined into operating groups, which have overlapping product offerings, geographic presence, customer bases, distribution channels and regulatory oversight.  These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations.  Each of these operating groups covers a wide range of product categories and geographic regions.  The product categories and geographic regions often overlap across the groups.  Further information regarding the details of each group is presented in Note 4, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.  The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$792.0	$794.7	$(2.7)	(0.3%)

Orthodontics/Canada/Mexico/Japan	$297.9	$289.5	$8.4	2.9%

Select Distribution Businesses	$288.3	$292.1	$(3.8)	(1.3%)

Implants/Endodontics/Healthcare/Pacific Rim	$1,340.1	$961.3	$378.8	39.4%

Segment Operating Income (Loss)
(in millions)	Year Ended December 31,
	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$227.9	$210.2	$17.7	8.4%

Orthodontics/Canada/Mexico/Japan	$16.6	$15.8	$0.8	5.1%

Select Distribution Businesses	$(0.3)	$2.5	$(2.8)	(112.0%)

Implants/Endodontics/Healthcare/Pacific Rim	$282.4	$210.9	$71.5	33.9%

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $2.7 million during the year ended December 31, 2012 as compared to 2011.  On a constant currency basis, net sales, excluding precious metals content, increased 2.6%, which was driven primarily by increased sales in the dental consumable businesses partially offset by lower sales in the dental laboratory businesses.

Operating income increased $17.7 million during the year ended December 31, 2012 compared to 2011. Operating income was positively impacted by an increase in gross profit of approximately $10 million despite unfavorable currency translation of approximately $13 million, the increase was mainly the result of product mix. SG&A expenses decreased approximately $7 million, primarily due to favorable currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, increased $8.4 million, or 2.9%, during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 5.0%. The increase was due to the recovery of the orthodontics business and sales growth in Canada.

Operating income increased $0.8 million during the year ended December 31, 2012 compared to 2011. Gross profit increased $1 million mainly due to higher sales despite approximately $2 million of unfavorable currency translation. SG&A expenses were unchanged as compared to 2011, including favorable foreign currency translation and expenses related to the relaunch of the orthodontics businesses.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $3.8 million, or 1.3%, during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased by 7.0% primarily driven by sales demand in all dental product categories with the largest increase in dental specialty products.

Operating income decreased $2.8 million during the year ended December 31, 2012 compared to 2011. Gross profit decreased approximately $6 million primarily due to unfavorable currency translation. SG&A expenses decreased by approximately $3 million, primarily due to favorable foreign currency translation offset by increased selling expense.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $378.8 million, or 39.4%, during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 43.2% over prior year mostly as a result of the full year of Astra Tech financial results. The 2011 net sales, excluding precious metal content, only included four months of Astra Tech financial results. On a constant currency basis, net sales, excluding precious metal content grew in all businesses.

Operating income increased $71.5 million, or 33.9% during the year ended December 31, 2012 compared to 2011. Gross margin increased approximately $289 million primarily due to acquisitions partially offset by approximately $41 million of unfavorable foreign currency translation. SG&A expenses increased approximately $217 million primarily due to acquisitions and favorable foreign currency translation of approximately $26 million.

RESULTS OF OPERATIONS

2011 Compared to 2010

Net Sales

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

Constant Currency Sales Growth

The following tables includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2011
	United States	Europe	All Other Regions	Worldwide

Internal growth	(0.4)%	(0.4)%	3.0%	0.4%
Net acquisition growth	5.3%	18.3%	6.4%	10.8%
Constant currency sales growth	4.9%	17.9%	9.4%	11.2%

United States

During 2011, net sales, excluding precious metal content, increased by 4.9% in the U. S. on a constant currency basis, including 5.3% of acquisition growth. Excluding the Orthodontic business, the internal growth rate was 3.6% due primarily to increases in dental consumable, non-dental product and dental specialty sales, partially offset by lower dental laboratory product sales. Internal growth was significantly impacted by product supply disruption in the Orthodontic business.

Europe

During 2011, net sales, excluding precious metal content, increased by 17.9% on a constant currency basis, including 18.3% of acquisition growth. Excluding the Orthodontic business, the internal growth rate was a positive 2.2% and was primarily driven by growth in the dental specialty, dental consumable and non-dental products and growth in the CIS markets partially offset by dental laboratory products. The increase in sales was further offset by lower volumes in precious metal alloy products. Internal growth was impacted by product supply disruption in the Orthodontic business.

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

Gross profit as a percentage of net sales, excluding precious metal content, declined 1% during 2011 compared to 2010.  The gross profit rate was negatively impacted by approximately two percentage points from the expensing of inventory fair value adjustments associated with acquisitions and from foreign exchange transaction impacts. These impacts were partially offset by favorable product mix from the Astra Tech acquisition and product price increases.

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

The Company recorded net restructuring and other costs of $35.9 million in 2011 compared to $11.0 million in 2010. These costs were related to expenses associated with the acquisition of Astra Tech of $18.0 million, legal settlement cost of $12.6 million as well as restructuring costs primarily related to the orthodontic business. Also, the Company recorded certain other costs of $1.5 million related to an impairment of previously acquired technology. Additionally in 2011, the Company incurred certain other costs of $5.2 million of which $3.7 million was related to legal matters and an impairment of an intangible asset. In 2010, the Company incurred $5.8 million in restructuring costs related to several plans.

The 2010 and 2011 restructuring plans and ongoing benefits associated with these plans were immaterial to the current period as well as future periods. While certain restructuring plans continue to be executed, the future benefits of these plans on the Company's financial results would be immaterial in the period realized.

Other Income and Expenses

	Year Ended December 31,
(in millions)	2011	2010	$ Change

Net interest expense	$35.6	$20.8	$14.8
Other expense, net	9.0	1.8	7.2
Net interest and other expense	$44.6	$22.6	$22.0

Net Interest Expense

The change in net interest expense in 2011 compared to 2010 was primarily the result of higher average debt levels in the U.S., and lower cash levels resulting from financing the $1.8 billion Astra Tech acquisition utilizing cash of $650.0 million and new debt of $1.2 billion. Interest expense increased $19.2 million due to higher debt levels as a result of the acquisitions and stock repurchases combined with stronger average euro and Swiss franc exchange rates and higher average euro interest rates on the Company's net investment hedges. Interest income increased $5.2 million on interest earned on an investment in convertible bonds and a positive impact relating to credit risk on derivatives versus the prior year. Average interest rates on euro investment balances were 50 basis points higher in the current year than the prior year and the U.S. dollar was 5% weaker against the euro. The impact of the Company's net investment hedges typically move in the opposite direction of currency movements, reducing some of the volatility caused by movement in exchange rates on the Company's income and equity.
Other Expense, Net

Other expense in the 2011 period included approximately $1.7 million of currency transaction losses, $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expense. The 2010 period included approximately $3.3 million of currency transaction losses and $1.5 million of other non-operating income.

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

Equity in net income (loss) of unconsolidated affiliated company

The Company's 17% ownership investment of DIO Corporation on December 9, 2010 resulted in a net income of $2.4 million on an after-tax basis for 2011. The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY. The Company's portion of the mark-to-market net gain incurred by DIO was approximately $2.2 million. The 2010, equity loss of $1.1 million on an after-tax basis was primarily the result of the mark-to-market loss incurred by DIO.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $1.3 million from 2010 to 2011, due to higher earnings in 2011.

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

	Year Ended December 31, 2011
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$244,520	$1.70
Acquisition related activities, net of tax and noncontrolling interests	62,723	0.44
Amortization on purchased intangible assets, net of tax	14,428	0.10
Restructuring and other costs, net of tax and noncontrolling interests	11,395	0.08
Orthodontic business continuity costs, net of tax	2,128	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	—
Gain on fair value adjustment at an unconsolidated affiliated company, net of tax	(2,486)	(0.02)
Income tax related adjustments	(41,053)	(0.28)
Adjusted non-US GAAP earnings	$290,872	$2.03

	Year Ended December 31, 2010
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$265,708	$1.82
Restructuring and other costs, net of tax and noncontrolling interests	7,138	0.05
Amortization on purchased intangible assets, net of tax	5,990	0.04
Acquisition related activities, net of tax and noncontrolling interests	2,152	0.01
Loss on derivative at an unconsolidated affiliated company	1,131	0.01
Income tax related adjustments	1,073	0.01
Credit risk adjustment to outstanding derivatives, net of tax	732	—
Adjusted non-US GAAP earnings	$283,924	$1.94

Operating Segment Results

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2011	2010	$ Change	% Change

Dental Consumable and Laboratory Businesses	$794.7	$750.9	$43.8	5.8%

Orthodontics/Canada/Mexico/Japan	$289.5	$332.0	$(42.5)	(12.8%)

Select Distribution Businesses	$292.1	$264.7	$27.4	10.4%

Implants/Endodontics/Healthcare/Pacific Rim	$961.3	$687.4	$273.9	39.8%

Segment Operating Income
(in millions)	Year Ended December 31,
	2011	2010	$ Change	% Change

Dental Consumable and Laboratory Businesses	$210.2	$208.9	$1.3	0.6%

Orthodontics/Canada/Mexico/Japan	$15.8	$42.1	$(26.3)	(62.5%)

Select Distribution Businesses	$2.5	$12.2	$(9.7)	(79.5%)

Implants/Endodontics/Healthcare/Pacific Rim	$210.9	$209.4	$1.5	0.7%

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $43.8 million, or 5.8% during the year ended December 31, 2011 compared to 2010.  On a constant currency basis, net sales, excluding precious metals content, increased 4.0%, which was driven by increased demand in dental consumables business.

Operating income increased $1.3 million during the year ended December 31, 2011 compared to 2010. Operating income was positively impacted by gross profit of approximately $13 million, which was a result of higher net sales and favorable foreign currency translation partially offset by unfavorable product mix in the dental laboratory business. Additionally, SG&A expenses increased approximately $12 million from 2010, primarily due to increased selling expenses and unfavorable foreign currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, decreased $42.5 million, or 12.8%, respectively, during the year ended December 31, 2011 compared to 2010. Net sales, excluding precious metal content, were negatively impacted by the Orthodontics business as a result of the natural disaster in Japan.

Operating income decreased $26.3 million during the year ended December 31, 2011 compared to 2010. Gross profit decreased $17 million mainly due to lower orthodontic sales. SG&A expenses increase $9 million mostly due to the Orthodontic business continuity costs during the period of lower sales activity, higher marketing and selling expenses for product launches, and the negative impact impact of foreign currency translation.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $27.4 million, or 10.4%, during the year ended December 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased by 5.7% primarily driven by sales growth in dental specialty products.

Operating income decreased $9.7 million during the year ended December 31, 2011 compared to 2010. Gross profit increased $2 million due to favorable currency translation partially offset by unfavorable sales mix within the segment and negative foreign currency transaction impact. SG&A expenses increased $11 million compared to 2010, which was mainly due to unfavorable currency translation and higher marketing and selling expenses particularly in emerging markets.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $273.9 million, or 39.8%, during the year ended December 31, 2011 compared to 2010. On a constant currency basis, net sales, excluding precious metal content, increased 34.7% primarily driven by the Astra Tech acquisition.

Operating income increased $1.5 million during the year ended December 31, 2011 compared to 2010. Gross profit increased $143 million which was primarily attributed to the acquisition of Astra Tech and favorable currency translation. Gross profit was negatively impacted by $33 million from the expensing of inventory fair value adjustment associated with the Astra Tech acquisition. SG&A expenses increased $141 million, which included $9 million of acquisition related costs for Astra Tech. Additionally, increased SG&A expenses also include operating expenses for the Astra Tech business and the negative impact of foreign currency translation.

CRITICAL ACCOUNTING JUDGMENTS AND POLICIES

The preparation of the Company's consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. Some events as described below could cause results to differ significantly from those determined using estimates. The Company has identified the following accounting estimates as those which are critical to its business and results of operations.

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

Impairment Assessment

Assessment of the potential impairment of goodwill and other long-lived assets is an integral part of the Company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the Company's businesses operate and key economic and business assumptions with respect to projected selling prices, increased competition and introductions of new technologies can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. If there are unfavorable changes in these assumptions, particularly changes in the Company's discount rates, earnings multiples and future cash flows, the Company may be required to recognize impairment charges. Information with respect to the Company's significant accounting policies on goodwill and other long-lived assets are included in Note 1, Significant Accounting Policies, to the consolidated financial statements in this Form 10-K.

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

The performance of the Company's 2012 annual impairment tests did not result in any impairment of the Company's goodwill. The WACC rates utilized in the 2012 analysis ranged from 8.5% to 10.5%. Excluding the Company's Healthcare reporting unit discussed below, if the fair value of each of the Company's other reporting units had been hypothetically reduced by 5% at April 30, 2012 the fair value of those reporting units would still exceed their net book value. If the fair value of each of the Company's reporting units been hypothetically reduced by 10% at April 30, 2012, one reporting unit within the Implants/Endodontics/Healthcare/Pacific Rim segment would have a net book value exceeding its fair value by less than $1.0 million. Goodwill for this reporting unit totals $24.1 million. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 50 basis points at April 30, 2012, the fair value of all reporting units except for the Company's Healthcare reporting unit would still exceed their net book value. The Company's Healthcare reporting unit, a component of the Implants/Endodontics/Healthcare/Pacific Rim operating segment, was created as a part of the Astra Tech acquisition on August 31, 2011. At the date of acquisition, the fair value of the business equaled book value with goodwill for the reporting unit totaling $279.0 million. Given the limited time since the acquisition date, the reporting unit fair value approximates the book value of the reporting unit.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. As of December 31, 2012, the Company recorded a valuation allowance of $179.7 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2012 were $369.7 million compared to $393.5 million during the year ended December 31, 2011. Net income increased $71.0 million in the period ended December 31, 2012, which was due to improved operational performance and an additional benefit from a non-cash tax item. Increased net income was offset by working capital uses of $111.7 million in 2012 when compared to 2011, largely from higher inventory and lower accrued liabilities somewhat offset by deferred taxes.  The Company's cash, cash equivalents and short-term investments increased by $3.0 million during the year ended December 31, 2012 to $80.1 million.

For the year ended December 31, 2012, the number of days for sales outstanding in accounts receivable improved by one day to 53 days as compared to 54 days in 2011. On a constant currency basis, the number of days of sales in inventory increased by six days at 106 and 100 days for the years ended December 31, 2012 and 2011, respectively, most of the increase was associated with Orthodontic products as supply was replenished.

Investing activities during 2012 include capital expenditures of $92.1 million. Investments of $7.4 million relate to the acquisition of a business and contingent payments on previous acquisitions.

At December 31, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 1.0 million shares, or approximately 0.7% of average diluted shares outstanding, during 2012 at an average price of $38.90. As of December

31, 2012 and 2011, the Company held 20.5 million and 21.1 million shares of treasury stock, respectively. The Company also received proceeds of $34.2 million primarily as a result of 1.4 million stock options exercised during the year ended December 31, 2012.

Total debt decreased by $245.7 million for the year ended December 31, 2012.  The Company repaid $221.8 million of short-term commercial paper using free cash flow. DENTSPLY's long-term debt, including the current portion, at December 31, 2012 and 2011 was $1,472.9 million and $1,491.4 million, respectively. The Company's long-term borrowings decreased by a net of $18.5 million during the year ended December 31, 2012. This net change included a net decrease in borrowings of $2.1 million during the year ended 2012, plus a decrease of $16.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. During the year ended December 31, 2012, the Company's ratio of net debt to total capitalization decreased to 39.0% compared to 47.3% at December 31, 2011. DENTSPLY defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

On May 18, 2012, the Company extended 56.6 million Swiss francs of maturing cross currency basis swaps until May 18, 2015. This net investment hedge was traded at an exchange rate of approximately 0.93 Swiss franc per U.S. dollar. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 37.8 basis points.

On August 21, 2012, the Company's unused $250.0 million 364-day revolving credit facility expired. The $500.0 million five year revolving credit facility which expires July 2016, also serves as a backstop to the commercial paper facility.

On December 20, 2012, the Company dedesignated 160.0 million Swiss francs of its net investment hedges and entered into 81.4 million Swiss francs of new cross currency basis swaps maturing December 27, 2013. The combination of these trades total 241.4 million Swiss francs and offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity that was created by a Swiss franc net dividend of 241.4 million Swiss francs. The dedesignated cross currency swaps mature in April 2013. On January 17, 2013 management extended the hedge to June 2015 with two new forward starting swaps totaling160 million Swiss francs. The Company will pay three-month Swiss franc LIBOR minus 22.1 basis points and receive three-month U.S. dollar LIBOR. The hedges amortize and are intended to offset currency revaluation of the intercompany Swiss note receivable for as long as it is outstanding.

On January 10, 2013, the Company entered into 347.8 million euro of cross currency basis swaps maturing at various times between 2015 and 2018 to hedge a balance sheet liability resulting from a legal entity restructuring pursuant to the Company's acquisition integration plans. The hedges have an original exchange rate of approximately 1.32 U.S. dollar per euro and will offset currency revaluation of a euro note payable by a U.S. dollar functional company for as long as it is outstanding. The Company will receive three-month Euro Inter-Bank Offered Rate ("EURIBOR") minus 33.2 basis points and pay three-month U.S. dollar LIBOR.

On January 17, 2013, the Company extended 295.5 million Swiss francs of cross currency basis swaps maturing in February, March and April of 2013 with five new forward starting swaps totaling 295.5 million Swiss francs maturing in February 2016, March 2017 and April 2018. These net investment hedges were traded at an exchange rate of approximately 0.93 Swiss franc per U.S. dollar which results in additional investment totaling $55.2 million into the hedge value in February, March, and April of 2013. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 31.6 basis points.

The Company also has access to $72.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2012, $3.0 million was outstanding under these short-term lines of credit.  At December 31, 2012, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $527.4 million.

At December 31, 2012, the Company held $126.6 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2012:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
(in thousands)

Long-term borrowings	$250,878	$320,751	$447,760	$450,622	$1,470,011
Operating leases	37,778	51,810	36,553	24,772	150,913
Interest on long-term borrowings, net
of interest rate swap agreements	41,363	70,345	44,063	67,359	223,130
Postretirement obligations	9,894	22,764	24,758	73,726	131,142
Cross currency swaps	128,579	57,446	—	—	186,025
Precious metal consignment agreements	129,845	—	—	—	129,845
Other commitments	—	81,366	—	—	81,366
	$598,337	$604,482	$553,134	$616,479	$2,372,432

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2012, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $18.4 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 12, Income Taxes, to the consolidated financial statements in this Form 10-K).

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures in a range of $120 million to $130 million, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 10, Financing Arrangements, to the consolidated financial statements. The Company intends to finance the current portion of long term debt due in 2013 utilizing the available Commercial Paper and the revolving credit facilities. As noted in the Company's Consolidated Statements of Cash Flows in this Form 10-K, the Company continues to generate strong cash flows from operations, which is used to finance the Company's activities.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, to the Consolidated Financial Statements in this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company's policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company's exposure on its net investments in subsidiaries denominated in foreign currencies. The Company's policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

Foreign Exchange Risk Management

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks.

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the forward foreign exchange contracts as cash flow hedges.

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and cross currency basis swaps to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments.

At December 31, 2012, a 10% strengthening of the U.S. dollar against all other currencies would reduce the fair value asset associated with the forward foreign exchange contracts by approximately $7.7 million and reduce the fair value liability associated with the cross currency basis swaps by approximately $76.3 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and to convert fixed rate debt to variable rate debt. As of December 31, 2012, the Company has three groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016. Another swap has a notional amount of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on a portion of the Company's $250.0 million Private Placement Notes to variable rate for a term of five years, ending February 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

At December 31, 2012, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company's interest expense by approximately $6.2 million.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company's products. The Company generally accounts for the commodity swaps as cash flow hedges. At December 31, 2012, the Company had swaps in place to purchase 758 troy ounces of platinum bullion for use in production at an average fixed rate of $1,571 per troy ounce.  In addition, the Company had swaps in place to purchase 56,712 troy ounces of silver bullion for use in production at an average fixed rate of $31 per troy ounce.

At December 31, 2012, a 10% increase in commodity prices would reduce the fair value liability associated with the commodity swaps by approximately $0.3 million.

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

At December 31, 2012, the Company had 186,471 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $129.8 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2012, the average annual rate charged by the consignor banks was 0.53%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” is filed, in Item 15 in this Form 10-K. Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12.1 to this Form 10-K.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during quarter ended December 31, 2012 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2013 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Changes in Equity - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation (5)
3.2		By-Laws, as amended (11)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (2)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (6)
	(c)	Japanese Yen Term Loan Agreement, due March 28, 2012 dated as of July 25, 2008 (9)
	(d)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and J.P. Morgan Chase Bank, N.A. (6)
4.4		Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5		Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)
4.6
Credit Agreement, dated as of July 27, 2011 final maturity in July 2016, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Citigroup Global Markets, Inc., Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A. as co-documentation agents, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (12)

4.8		Second Amendment to the Two Year Credit Agreement dated August 31, 2011 between the Company, the Lenders, and PNC Bank, National Association , as Agent (12)

4.9
Term Loan Agreement between the Company and Bank of Tokyo dated September 21, 2011 between the Company, The Bank of Tokyo as Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, Inc, as Agent, and the Bank of Tokyo-Mitsubishi UFJ, LTD, Development Bank of Japan, Inc., The Shinkumi Federation Bank, Mitsui Sumitomo Insurance Company, Limited, and The Chiba Bank, LTD as Lenders. (12)

10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (7)
10.4	(a)	Trust Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company's Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors' Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement*(Filed herewith)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (12)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(d)	Precious metal inventory Purchase and Sale Agreement dated December 15, 2005 between ABN AMRO NV, Australian Branch and the Company (7)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between Dresdner Bank AG, Frankfurt, and the Company (8)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (12)
10.21		Employment Agreement between the Company and Deborah M. Rasin* (12)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31		Section 302 Certification Statements
32		Section 906 Certification Statement
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company's Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211

(10)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company's Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

		Additions
(in thousands)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts		Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2010	$12,235	$(233)	$111		$(2,611)	$(682)	$8,820
2011	8,820	469	7,930	(a)	(1,373)	(941)	14,905
2012	14,905	2,409	115		(3,798)	16	13,647

Inventory valuation reserves:

For Year Ended December 31,
2010	$31,932	$6,590	$760		$(3,652)	$(161)	$35,469
2011	35,469	3,325	697	(b)	(3,924)	(463)	35,104
2012	35,104	2,500	(78)		(4,673)	(292)	32,561

Deferred tax asset valuation allowance:

For Year Ended December 31,
2010	$51,809	$47,304	$—		$—	$(6,059)	$93,054
2011	93,054	(22,400)	2,174	(c)	—	(1,070)	71,758
2012	71,758	107,995	—		—	(54)	179,699
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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	William R. Jellison
	Bret W. Wise		William R. Jellison
	Chairman of the Board and		Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	February 20, 2013		February 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 15(a)(1).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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
February 20, 2013

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales	$2,928,429	$2,537,718	$2,221,014
Cost of products sold	1,372,042	1,264,278	1,090,856

Gross profit	1,556,387	1,273,440	1,130,158
Selling, general and administrative expenses	1,148,731	936,847	738,901
Restructuring and other costs	25,717	35,865	10,984

Operating income	381,939	300,728	380,273

Other income and expenses:
Interest expense	56,851	43,814	25,089
Interest income	(8,760)	(8,237)	(4,254)
Other expense (income), net	3,169	9,040	1,782

Income before income taxes	330,679	256,111	357,656
Provision for income taxes	8,920	11,016	89,225
Equity in net (loss) income of unconsolidated affiliated company	(3,270)	2,351	(1,096)

Net income	318,489	247,446	267,335

Less: Net income attributable to noncontrolling interests	4,276	2,926	1,627

Net income attributable to DENTSPLY International	$314,213	$244,520	$265,708

Earnings per common share:
Basic	$2.22	$1.73	$1.85
Diluted	$2.18	$1.70	$1.82

Weighted average common shares outstanding:
Basic	141,850	141,386	143,980
Diluted	143,945	143,553	145,985

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net Income	$318,489	$247,446	$267,335

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	93,775	(208,009)	(54,111)
Net (loss) gain on derivative financial instruments	(25,752)	9,258	(12,848)
Net unrealized holding gain (loss) on available-for-sale securities	18,338	(11,545)	11,029
Pension liability adjustments	(39,196)	(3,164)	(8,048)
Total other comprehensive income (loss)	47,165	(213,460)	(63,978)

Total comprehensive income (loss)	365,654	33,986	203,357

Less: Comprehensive income (loss) attributable to noncontrolling interests	4,671	2,730	(2,965)

Comprehensive income (loss) attributable to DENTSPLY International	$360,983	$31,256	$206,322

The accompanying notes are an integral part of these financial statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$80,132	$77,128
Accounts and notes receivable-trade, net	442,412	427,709
Inventories, net	402,940	361,762
Prepaid expenses and other current assets	185,612	146,304
Total Current Assets	1,111,096	1,012,903

Property, plant and equipment, net	614,705	591,445
Identifiable intangible assets, net	830,642	791,100
Goodwill, net	2,210,953	2,190,063
Other noncurrent assets, net	204,901	169,887
Total Assets	$4,972,297	$4,755,398

Liabilities and Equity
Current Liabilities:
Accounts payable	$165,290	$149,117
Accrued liabilities	424,336	289,201
Income taxes payable	39,191	9,054
Notes payable and current portion of long-term debt	298,963	276,701
Total Current Liabilities	927,780	724,073

Long-term debt	1,222,035	1,490,010
Deferred income taxes	232,641	249,822
Other noncurrent liabilities	340,398	407,342
Total Liabilities	2,722,854	2,871,247

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at December 31, 2012 and 2011, respectively	1,628	1,628
Capital in excess of par value	246,548	229,687
Retained earnings	2,818,461	2,535,709
Accumulated other comprehensive income (loss)	(144,200)	(190,970)
Treasury stock, at cost, 20.5 million shares at December 31, 2012 and 21.1 million shares at December 31, 2011	(713,739)	(727,977)
Total DENTSPLY International Equity	2,208,698	1,848,077
Noncontrolling Interests	40,745	36,074
Total Equity	2,249,443	1,884,151
Total Liabilities and Equity	$4,972,297	$4,755,398

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2009	$1,628	$195,495	$2,083,459	$83,542	$(532,019)	$1,832,105	$74,853	$1,906,958

Net income	—	—	265,708	—	—	265,708	1,627	267,335

Other comprehensive income	—	—	—	(59,386)	—	(59,386)	(4,592)	(63,978)

Exercise of stock options	—	(10,107)	—	—	40,296	30,189	—	30,189
Tax benefit from stock options exercised	—	4,663	—	—	—	4,663	—	4,663
Share based compensation expense	—	18,803	—	—	—	18,803	—	18,803
Funding of Employee Stock Option Plan	—	208	—	—	1,132	1,340	—	1,340
Treasury shares purchased	—	—	—	—	(223,993)	(223,993)	—	(223,993)
Dividends from noncontrolling interests	—	—	—	—	—	—	(1,362)	(1,362)
RSU distributions	—	(4,313)	—	—	2,934	(1,379)	—	(1,379)
RSU dividends	—	153	(153)	—	—	—	—	—
Cash dividends ($0.200 per share)	—	—	(28,664)	—	—	(28,664)	—	(28,664)

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

Net income	—	—	244,520	—	—	244,520	2,926	247,446

Other comprehensive income	—	—	—	(213,264)	—	(213,264)	(196)	(213,460)

Acquisition of noncontrolling interest	—	22,782	—	(1,862)	—	20,920	(37,008)	(16,088)
Exercise of stock options	—	(14,677)	—	—	56,952	42,275	—	42,275
Tax benefit from stock options exercised	—	1,039	—	—	—	1,039	—	1,039
Share based compensation expense	—	20,947	—	—	—	20,947	—	20,947
Funding of Employee Stock Option Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(79,500)	(79,500)	—	(79,500)
Dividends from noncontrolling interests	—	—	—	—	—	—	(174)	(174)
RSU distributions	—	(5,872)	—	—	3,626	(2,246)	—	(2,246)
RSU dividends	—	187	(187)	—	—	—	—	—
Cash dividends ($0.205 per share)	—	—	(28,974)	—	—	(28,974)	—	(28,974)

Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	314,213	—	—	314,213	4,276	318,489

Other comprehensive income	—	—	—	46,770	—	46,770	395	47,165

Exercise of stock options	—	(10,482)	—	—	44,665	34,183	—	34,183
Tax benefit from stock options exercised	—	13,009	—	—	—	13,009	—	13,009
Share based compensation expense	—	22,187	—	—	—	22,187	—	22,187
Funding of Employee Stock Option Plan	—	370	—	—	3,271	3,641	—	3,641
Treasury shares purchased	—	—	—	—	(38,837)	(38,837)	—	(38,837)
RSU distributions	—	(8,453)	—	—	5,139	(3,314)	—	(3,314)
RSU dividends	—	230	(230)	—	—	—	—	—
Cash dividends ($0.220 per share)	—	—	(31,231)	—	—	(31,231)	—	(31,231)

Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:

Net income	$318,489	$247,446	$267,335

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,456	64,039	56,868
Amortization of intangible and other assets	49,743	20,996	9,044
Amortization of deferred financing costs	7,045	8,023	428
Deferred income taxes	(65,527)	(88,402)	15,119
Share based compensation expense	22,187	20,947	18,803
Restructuring and other costs - non-cash	20,229	2,460	379
Stock option income tax benefit	(13,009)	(1,039)	(4,663)
Net interest expense on derivatives with an other-than-insignificant financing element	1,108	3,853	1,635
Equity in earnings from unconsolidated affiliates	3,270	(2,351)	1,096
Other non-cash (income) expense	(15,564)	20,938	6,153
Loss on disposal of property, plant and equipment	808	570	113
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(12,591)	1,469	5,115
Inventories, net	(36,792)	21,503	(9,309)
Prepaid expenses and other current assets	(15,126)	(933)	(3,705)
Other noncurrent assets	853	(1,560)	(1,154)
Accounts payable	12,843	10,816	2,165
Accrued liabilities	(2,084)	38,365	9,004
Income taxes	22,105	26,139	2,786
Other noncurrent liabilities	(7,758)	190	249

Net cash provided by operating activities	369,685	393,469	377,461

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(4,861)	(1,787,516)	(35,556)
Capital expenditures	(92,072)	(71,186)	(44,236)
Purchase of convertible debt issued by affiliate	—	—	(49,654)
Purchase of company owned life insurance policies	(1,577)	—	(2,000)
Payments on settlement of net investment hedges	(14,221)	(25,575)	(34,978)
Expenditures for identifiable intangible assets	(3,329)	(3,068)	(1,606)
Liquidations of short-term investments	—	6	—
Proceeds from sale of property, plant and equipment	1,039	497	3,562

Net cash used in investing activities	(115,021)	(1,886,842)	(164,468)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	—	1,106,514	368,611
Payments on long-term borrowings	—	(251,932)	(242,137)
(Decrease) increase in short-term borrowings	(228,912)	270,209	(9,657)
Payments on terminated derivative instruments	—	(34,628)	—
Proceeds from exercise of stock options	34,183	42,275	30,189
Excess tax benefits from share based compensation	13,009	1,039	4,663
Cash paid for contingent consideration on prior acquisitions	(2,519)	(3,023)	—
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	—	(16,088)	—
Cash paid for treasury stock	(38,837)	(79,500)	(223,993)
Cash dividends paid	(31,425)	(28,632)	(29,077)
Net interest payments on derivatives with an other-than-insignificant financing element	(1,108)	(3,853)	(1,635)

Net cash (used in) provided by financing activities	(255,609)	1,002,381	(103,036)

Effect of exchange rate changes on cash and cash equivalents	3,949	28,082	(20,267)

Net increase (decrease) in cash and cash equivalents	3,004	(462,910)	89,690

Cash and cash equivalents at beginning of period	77,128	540,038	450,348

Cash and cash equivalents at end of period	$80,132	$77,128	$540,038

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$60,166	$34,048	$21,856
Income taxes paid	$109,544	$58,646	$64,787

The accompanying notes are an integral part of these financial statement

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), designs, develops, manufactures and markets a broad range of consumable dental products for the professional dental market.  The Company believes that it is the world's leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, and ultrasonic scalers; the leading U.S. manufacturer and distributor of denture teeth, dental handpieces, dental x-ray film holders, film mounts and prophylaxis paste; and a leading worldwide manufacturer or distributor of dental injectable anesthetics, impression materials, orthodontic appliances, dental cutting instruments, dental implants and restorative dental materials, dental sealants, and crown and bridge materials. The Company also manufacturers and distributes consumable medical device products consisting mainly of urological catheters and certain surgical products. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

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

Accounts and Notes Receivable-Trade

The Company sells dental and certain medical products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluation of those customers' financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Accounts receivable – trade is stated net of these allowances that were $13.6 million and $14.9 million at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the Company wrote-off $3.8 million and $1.4 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $2.4 million and $0.5 million during 2012 and 2011, respectively.

Additionally, notes receivable – trade is stated net of these allowances that were $0.9 million and $0.9 million at December 31, 2012 and 2011, respectively.  The Company recorded provisions for doubtful accounts on notes receivable – trade of $0.1 million for 2012 and $1.0 million for 2011.  Additionally, the Company wrote-off $0.2 million and $0.9 million in 2012 and 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2012 and 2011, the cost of $6.3 million and $7.1 million, respectively, of inventories was determined by the last in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.  The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2012 and 2011 by $5.9 million and $5.6 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2012	2011

Deferred taxes	80,903	67,159
Prepaid expenses	54,881	32,899
Other current assets	49,828	46,246
	185,612	146,304

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

Accruals for Self-Insured Losses

The Company maintains insurance for certain risks, including workers’ compensation, general liability, product liability and vehicle liability, and is self-insured for employee related healthcare benefits.  The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information.  Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.  The Company has stop-loss coverage to limit its exposure to any significant exposure on a per claim basis.

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

Accumulated Other Comprehensive Income

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2012, 2011 and 2010, these tax adjustments were $185.6 million, $167.5 million and $158.7 million, respectively, primarily related to foreign currency translation adjustments.

The balances included in AOCI in the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2012	2011

Foreign currency translation adjustments	$54,302	$(39,078)
Net loss on derivative financial instruments	(143,142)	(117,390)
Net unrealized holding (loss) gain on available for-sale securities	17,822	(516)
Pension liability adjustments	(73,182)	(33,986)
	$(144,200)	$(190,970)

The cumulative foreign currency translation adjustments included translation gains of $177.7 million and $94.4 million as of December 31, 2012 and 2011, respectively, were offset by losses of $123.4 million and $133.5 million, respectively, on loans designated as hedges of net investments.

Foreign Currency Translation

The functional currency for foreign operations, except for those in highly inflationary economies, generally has been determined to be the local currency.

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2012, the Company had gains of $10.1 million on its loans designated as hedges of net investments and translation gains of $83.3 million. During the year ended December 31, 2011, the Company had losses of $9.6 million on its loans designated as hedges of net investments and translation losses of $200.1 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction losses of $2.7 million, $1.7 million and $3.3 million in 2012, 2011, and 2010, respectively, are included in “Other expense (income), net” on the Consolidated Statements of Operations.

Revenue Recognition

Revenue, net of related discounts and allowances, is recognized when the earnings process is complete. This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Net sales include shipping and handling costs collected from customers in connection with the sale. Sales taxes, value added taxes and other similar types of taxes collected from customers in connection with the sale are recorded by the Company on a net basis and are not included in the consolidated statement of operations.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $213.7 million, $205.1 million and $189.2 million for 2012, 2011 and 2010, respectively.

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

Warranties

The Company provides warranties on certain equipment products. Estimated warranty costs are accrued when sales are made to customers. Estimates for warranty costs are based primarily on historical warranty claim experience. Warranty costs are included in “Cost of products sold” in the Consolidated Statements of Operations.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and amounted to $85.4 million, $66.7 million and $49.4 million for 2012, 2011 and 2010, respectively.

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

The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include: tangible and intangible asset evaluations and appraisals; evaluations of existing contingencies and liabilities and product line information. If the initial valuation for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available but will only occur up to one year from the acquisition date.

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

The Company classifies its equity in net earnings of unconsolidated affiliates in the Consolidated Statements of Operations under the title of “Equity in net income (loss) of unconsolidated affiliated company.”

Noncontrolling Interests

The Company reports noncontrolling interest (“NCI”) in a subsidiary as a separate component of Equity in the Consolidated Balance Sheets. Additionally, the Company reports the portion of net income and comprehensive income (loss) attributed to the Company and NCI separately in the Consolidated Statements of Operations. The Company also includes a separate column for NCI in the Consolidated Statements of Changes in Equity.

Variable Interest Entities

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products represented approximately 89%, 93%, and 97% of sales in 2012, 2011 and 2010, respectively. The Company has four reportable segments and a description of the activities of these segments is included in Note 4, Segment and Geographic Information.

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

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from, or corroborated by observable market data.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment was to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules became effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  Because the standard only impacted the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard did not have a significant impact on the Company's consolidated financial statements. The Company adopted this accounting standard during the quarter ended March 31, 2012.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard for the quarter ended June 30, 2012 and it did not impact the Company's financial position or results from operations.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". This newly issued accounting standard is intended to reduce the cost and complexity of the annual indefinite-lived intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of an indefinite-lived intangible asset to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the indefinite-lived intangible asset is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The Company expects to adopt this standard for the quarter ended March 31, 2013. The adoption of this standard is not expected to impact the Company's financial position or results from operations.

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except for per share amounts)	Net income attributable to DENTSPLY International	Shares	Earnings per common share

Year Ended December 31, 2012
Basic	$314,213	141,850	$2.22
Incremental shares from assumed exercise of dilutive options	—	2,095

Diluted	$314,213	143,945	$2.18

Year Ended December 31, 2011
Basic	$244,520	141,386	$1.73
Incremental shares from assumed exercise of dilutive options	—	2,167

Diluted	$244,520	143,553	$1.70

Year Ended December 31, 2010
Basic	$265,708	143,980	$1.85
Incremental shares from assumed exercise of dilutive options	—	2,005

Diluted	$265,708	145,985	$1.82

Options to purchase 4.1 million, 3.2 million and 3.1 million shares of common stock that were outstanding during the years ended 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

Business Acquisitions

2012 Acquisitions

The acquisition related activity for the year ended December 31, 2012 was $7.4 million, which was related to one acquisition and one earn-out payment for a prior period acquisition.

The Company had one acquisition for the year ended December 31, 2012. The results of operations for this business have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase price has been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. This transaction was immaterial to the Company's net sales and net income attributable to DENTSPLY.

2011 Acquisitions

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

The following table summarizes the final fair value of identifiable assets and liabilities assumed at the date of the acquisition. This table has been updated in 2012 to reflect the final fair value. The final valuation change resulted in increases to identifiable intangible assets relating mostly to customer relationships and deferred tax liabilities with a decrease to goodwill. During the fourth quarter of 2012, the Company increased goodwill by $5.0 million primarily due to an increase to the purchase price of $4.3 million resulting from the finalization of the purchase price with the seller. The Company determined that it was not necessary to retroactively revise prior period financial statements as the changes were not material to the Company's consolidated financial statements.

(in thousands)

Inventory	$84,659
Other current assets	140,546
Property, plant, and equipment	178,495
Identifiable intangible assets	844,100
Goodwill	952,108
Other long-term assets	15,969
Total assets	2,215,877
Current liabilities	107,243
Long-term liabilities	313,594
Total liabilities	420,837
Net assets	$1,795,040

Other current assets consist primarily of trade accounts receivable of $101.2 million. Current liabilities assumed are primarily comprised of accrued and other current liabilities of $80.1 million and trade accounts payable of $27.1 million. Long-term liabilities assumed are primarily comprised of noncurrent deferred tax liabilities of $260.3 million and pension obligations of $53.3 million.

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

Intangible assets acquired consist of the following:

(in thousands, except for useful life)		Useful Life
	Amount	(in years)

Customer relationships	$494,700	15 - 18
Developed technology and patents	116,500	10
Trade names and Trademarks	229,100	Indefinite
In-process R&D	3,800	—
Total	$844,100

The $952.1 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies. All of the goodwill has been assigned to the Company's Implants/Endodontics/Healthcare/Pacific Rim segment and is not expected to be deductible for tax purposes.

Astra Tech contributed net sales of $207.1 million and an operating loss of $18.5 million to the Company's consolidated statements of operations during the period from September 1, 2011 to December 31, 2011 and is included in the Implants/Endodontics/Healthcare/Pacific Rim segment.

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

(in thousands, except per share data)	Year Ended December 31,
	2011	2010

Net Sales	$2,918,347	$2,755,300
Net income attributable to DENTSPLY	250,363	274,962
Diluted earnings per common share	$1.74	$1.88

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

The Company had additional acquisition related activity for the year ended December 31, 2011. The results of operations for this business have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. At December 31, 2011, the Company recorded a total of $9.7 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given. The goodwill is primarily associated with the Implants/Endodontics/Healthcare/Pacific Rim segment.

For the year ended December 31, 2011, in connection with pending or completed acquisitions, the Company had incurred $44.2 million of transaction related costs, primarily banking fees and amounts paid to third party advisers.
Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 17% of the outstanding shares of DIO Corporation (DIO). The Company accounts for the ownership in DIO under the equity method of accounting as it has significant influence over DIO. In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which may be converted into common shares at any time. The contractual maturity of the bond is in December 2015. The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the Consolidated Balance Sheets and the changes in fair value are reported in AOCI. The convertible feature of the bond has not been bifurcated from the underlying bond as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position. As such, the derivative is not accounted for separately from the bond. The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds. The fair value of the DIO bond was $75.1 million and $47.8 million at December 31, 2012 and 2011, respectively. At December 31, 2012, an unrealized holding gain of $17.8 million on available-for-sale securities, net of tax, had been recorded in AOCI. At December 31, 2011 and 2010, an unrealized holding loss of $11.5 million and an unrealized holding gain of $11.0 million, respectively, was recorded on available-for-sale securities, net of tax, in AOCI.

Variable Interest Entities

During 2011, the Company completed the acquisition of the remaining share of one VIE, in which it had acquired a minority interest in 2006. This transaction was immaterial to the Company's net sales and net income attributable to DENTSPLY.

NOTE 4 - SEGMENT AND GEOGRAPHIC INFORMATION

The businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1, Significant Accounting Policies). The Company measures segment income for reporting purposes as net operating income before restructuring, impairments, and other costs, interest and taxes. Additionally, the operating groups are measured on net third party sales, excluding precious metal content. A description of the services provided within each of the Company’s four reportable segments is provided below. The disclosure below reflects the Company’s segment reporting structure.

During the first quarter of 2012, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects the revised structure for all periods shown.

Dental Consumable and Laboratory Businesses

This segment includes responsibility for the design, manufacturing, sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions.  It also has responsibility for the sales and distribution of certain Endodontic products in Germany. This segment also includes the responsibility for the design, manufacture, sales and distribution of most dental laboratory products, excluding certain countries. This segment is also responsible for most of the Company’s non-dental business excluding medical products.

Orthodontics/Canada/Mexico/Japan

  This segment is responsible for the world-wide manufacturing, sales and distribution of the Company’s Orthodontic products. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Japan, Canada and Mexico.

Select Distribution Businesses

This segment includes responsibility for the sales and distribution for most of the Company's dental products sold in France, United Kingdom, Italy, Austria and certain other European countries, Middle Eastern countries, India and Africa. Operating margins of the segment are reflective of the intercompany transfer price of products manufactured by other operating segments. Operating margins derived by the intercompany manufacture of the products are retained in those operating segments, and are not included in this group.

Implants/Endodontics/Healthcare/Pacific Rim

This segment includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This segment also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this business group is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this segment is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding India and Japan). This segment is also responsible for the world-wide design, manufacturing, sales and distribution of the Company's medical products (non-dental) throughout most of the world.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-group sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

Generally, the Company evaluates performance of the segments based on the groups’ operating income, excluding restructuring and other costs, and net third party sales, excluding precious metal content.

The following table sets forth information about the Company’s segments for the years ended December 31, 2012, 2011 and 2010.

Third Party Net Sales
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$958,266	$946,464	$890,499
Orthodontics/Canada/Mexico/Japan	331,811	322,444	359,780
Select Distribution Businesses	294,643	300,544	272,622
Implants/Endodontics/Healthcare/Pacific Rim	1,347,380	973,296	701,417
All Other (a)	(3,671)	(5,030)	(3,304)
Total net sales	$2,928,429	$2,537,718	$2,221,014

(a)	Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$792,035	$794,736	$750,924
Orthodontics/Canada/Mexico/Japan	297,877	289,529	331,971
Select Distribution Businesses	288,348	292,087	264,743
Implants/Endodontics/Healthcare/Pacific Rim	1,340,109	961,267	687,422
All Other (b)	(3,671)	(5,030)	(3,304)
Total net sales, excluding precious metal content	$2,714,698	$2,332,589	$2,031,756
Precious metal content of sales	213,731	205,129	189,258
Total net sales, including precious metal content	$2,928,429	$2,537,718	$2,221,014

(b)	Includes amounts recorded at Corporate headquarters

Intersegment Net Sales
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$220,229	$220,671	$223,504
Orthodontics/Canada/Mexico/Japan	4,000	4,065	4,105
Select Distribution Businesses	12,231	16,036	13,515
Implants/Endodontics/Healthcare/Pacific Rim	154,127	148,241	126,597
All Other (c)	221,867	211,658	179,780
Eliminations	(612,454)	(600,671)	(547,501)
Total	$—	$—	$—

(c)	Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Depreciation and Amortization
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$33,022	$34,874	$30,960
Orthodontics/Canada/Mexico/Japan	5,076	4,473	4,447
Select Distribution Businesses	1,311	1,203	1,476
Implants/Endodontics/Healthcare/Pacific Rim	87,324	41,886	22,297
All Other (d)	2,466	2,599	6,732
Total	$129,199	$85,035	$65,912

(d)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income (Loss)
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$227,912	$210,239	$208,873
Orthodontics/Canada/Mexico/Japan	16,596	15,753	42,106
Select Distribution Businesses	(339)	2,496	12,197
Implants/Endodontics/Healthcare/Pacific Rim	282,436	210,900	209,384
All Other (e)	(118,949)	(102,795)	(81,303)
Segment Operating Income	$407,656	$336,593	$391,257

Reconciling Items:
Restructuring and other costs	25,717	35,865	10,984
Interest expense	56,851	43,814	25,089
Interest income	(8,760)	(8,237)	(4,254)
Other expense (income), net	3,169	9,040	1,782
Income before income taxes	$330,679	$256,111	$357,656

(e)
Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments. Amount recorded in 2011 includes $31.9 million of Astra Tech acquisition costs.

Capital Expenditures
(in thousands)	2012	2011	2010

Dental Consumable and Laboratory Businesses	$18,912	$20,391	$15,639
Orthodontics/Canada/Mexico/Japan	9,071	7,494	2,432
Select Distribution Businesses	724	1,439	1,352
Implants/Endodontics/Healthcare/Pacific Rim	58,367	32,949	21,297
All Other (f)	4,998	8,913	3,516
Total	$92,072	$71,186	$44,236

(f)	Includes capital expenditures of Corporate headquarters.

Assets
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$1,007,307	$1,180,001
Orthodontics/Canada/Mexico/Japan	294,348	328,376
Select Distribution Businesses	192,684	168,500
Implants/Endodontics/Healthcare/Pacific Rim	3,195,382	2,881,591
All Other (g)	282,576	196,930
Total	$4,972,297	$4,755,398

(g)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company's operations in different geographic areas for the years ended December 31, 2012, 2011 and 2010. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in thousands)	United States	Germany	Sweden	Other Foreign	Consolidated

2012
Net sales	$993,980	$546,092	$54,507	$1,333,850	$2,928,429
Property, plant and equipment, net	148,950	122,310	133,502	209,943	614,705

2011
Net sales	$875,471	$515,819	$20,383	$1,126,045	$2,537,718
Property, plant and equipment, net	137,871	118,229	150,167	185,178	591,445

2010
Net sales	$846,834	$470,953	$—	$903,227	$2,221,014
Property, plant and equipment, net	119,599	116,951	—	186,555	423,105

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in thousands)	2012	2011	2010

Dental consumables products	$768,098	$766,385	$717,718
Dental laboratory products	518,668	525,008	511,061
Dental specialty products	1,306,217	1,078,034	925,317
Consumable medical device products	335,446	168,291	66,918
Total net sales	$2,928,429	$2,537,718	$2,221,014

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

During 2012, the Company did not have any single customer that represented ten percent or more of DENTSPLY's consolidated net sales. In both 2011 and 2010, one customer, Henry Schein Incorporated, accounted for11% of DENTSPLY's consolidated net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 5 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in thousands)	2012	2011	2010

Foreign exchange transaction losses	$2,679	$1,713	$3,331
Other expense (income), net	490	7,327	(1,549)
Total other expense (income), net	$3,169	$9,040	$1,782

Other expense (income), net in 2011 included approximately $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expense.

NOTE 6 - INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in thousands)	2012	2011

Finished goods	$248,870	$218,814
Work-in-process	72,533	66,952
Raw materials and supplies	81,537	75,996
Inventories, net	$402,940	$361,762

The Company’s inventory valuation reserve was $32.6 million and $35.1 million at December 31, 2012 and 2011, respectively.

NOTE 7- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31,
(in thousands)	2012	2011

Assets, at cost:
Land	$45,561	$45,840
Buildings and improvements	409,451	372,156
Machinery and equipment	848,331	680,240
Construction in progress	50,647	42,648
	1,353,990	1,140,884
Less: Accumulated depreciation	739,285	549,439
Property, plant and equipment, net	$614,705	$591,445

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2012 on thirteen reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 8.5% to 10.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

Impairments of identifiable definite-lived and indefinite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 were $5.2 million, $1.5 million and $0.4 million, respectively.

A reconciliation of changes in the Company’s goodwill is as follows:

	December 31,
(in thousands)	2012	2011

Balance, beginning of the year	$2,190,063	$1,303,055
Acquisition activity	867	978,191
Additional consideration for post closing adjustments	6,574	2,833
Adjustment of provisional amounts on prior acquisition	(22,516)	—
Effect of exchange rate changes	35,965	(94,016)
Balance, end of the year	$2,210,953	$2,190,063

Goodwill by reportable segment is as follows:

	December 31,
(in thousands)	2012	2011

Dental Consumable and Laboratory Businesses	$488,206	$484,779
Orthodontics/Canada/Mexico/Japan	102,065	102,950
Select Distribution Businesses	92,473	108,566
Implants/Endodontics/Healthcare/Pacific Rim	1,528,209	1,493,768
Total	$2,210,953	$2,190,063

During 2012, the Company transferred goodwill of approximately $13.2 million from the Select Distribution Businesses segment to the Implants/Endodontics/Healthcare/Pacific Rim segment due to changes in reporting units resulting from the integration of the implant businesses.

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$179,512	$(81,390)	$98,122	$131,252	$(17,393)	$113,859
Trademarks	83,073	(33,129)	49,944	73,413	(23,885)	49,528
Licensing agreements	30,695	(18,966)	11,729	30,444	(17,277)	13,167
Customer relationships	491,859	(50,632)	441,227	411,626	(19,066)	392,560
Total definite-lived	$785,139	$(184,117)	$601,022	$646,735	$(77,621)	$569,114

Trademarks and In-process R&D	$229,620	$—	$229,620	$221,986	$—	$221,986

Total identifiable intangible assets	$1,014,759	$(184,117)	$830,642	$868,721	$(77,621)	$791,100

Amortization expense for identifiable definite-lived intangible assets for 2012, 2011 and 2010 was $49.7 million, $21.0 million and $9.0 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $46.4 million, $45.6 million, $45.5 million, $45.1 million and $44.4 million for 2013, 2014, 2015, 2016 and 2017, respectively.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2012	2011

Payroll, commissions, bonuses, other cash compensation and employee benefits	$96,206	$85,855
General insurance	12,204	12,164
Sales and marketing programs	32,742	34,528
Professional and legal costs	12,202	10,269
Restructuring costs	14,452	4,787
Warranty liabilities	3,693	3,765
Deferred income	5,514	6,304
Accrued vacation and holidays	29,804	28,169
Third party royalties	11,288	10,174
Current portion of derivatives	144,195	18,143
Other	62,036	75,043
	$424,336	$289,201

NOTE 10 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2012		2011
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

Bank overdrafts	$123		$192
Corporate commercial paper facility	45,000	0.5%	266,828	0.5%
European short-term loan	1,962	3.9%	2,438	3.4%
Brazil short-term loan	1,000	2.0%	5,834	12.9%
Add: Current portion of long-term debt	250,878		1,409
Total short-term debt	$298,963		$276,701

	2012		2011
Maximum month-end outstanding during the year	$399,931		$355,304
Average amount outstanding during the year	$248,318		$225,498
Weighted-average interest rate at year-end	0.6%		0.8%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility, at December 31, 2012 and 2011 amounts outstanding were $45.0 million and $266.8 million, respectively. The Company has a $500.0 million five-year revolving credit agreement that expires in July 2016, that serves as back-up credit to this commercial paper facility. Amounts outstanding under the commercial paper, if any, reduce amounts available under the revolving credit agreement. Average outstanding issued commercial paper during 2012 was $267.1 million. As of December 31, 2012, the Company has classified the commercial paper as short-term debt, reflecting the Company's intent to repay over the next year.

On August 21, 2012 the Company's unused $250.0 million 364-day revolving credit facility expired.
Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2012		2011
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

Floating rate senior notes $250 million due August 2013	$250,000	1.8%	$250,000	2.0%
Term loan Japanese yen denominated expiring September 2014	144,681	1.1%	162,956	1.1%
Private placement notes $250 million expiring March 2016	254,560	4.1%	254,512	4.1%
Fixed rate senior notes $300 million due August 2016	299,689	2.8%	299,603	2.8%
Term loan Swiss francs denominated expiring September 2016	71,027	1.2%	69,197	1.2%
Fixed rate senior notes $450 million due August 2021	448,653	4.1%	448,497	4.1%
Other borrowings, various currencies and rates	4,303		6,654
	$1,472,913		$1,491,419
Less: Current portion
(included in notes payable and current portion of long-term debt)	250,878		1,409
Long-term portion	$1,222,035		$1,490,010

The Company has a $500.0 million five-year revolving credit agreement with participation from sixteen banks, which expires in July 2016. The revolving credit agreement contains a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2012, the Company was in compliance with these covenants.

The term loans and private placement notes ("PPN") contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2012, the Company was in compliance with all debt covenants.

At December 31, 2012, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $527.4 million.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2012:

(in thousands)

2013	$250,878
2014	221,865
2015	102,230
2016	448,440
2017	442
2018 and Beyond	449,058
$1,472,913

NOTE 11 - EQUITY

At December 31, 2012, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under its stock repurchase program, the Company purchased 998,356 shares and 2,187,382 shares during 2012 and 2011, respectfully, at an average price of $38.90 and $36.34, respectively. As of December 31, 2012 and 2011, the Company held 20.5 million and 21.1 million of treasury stock shares, respectively. During 2012, the Company repurchased outstanding shares at a value of $38.8 million. The Company also received proceeds of $34.2 million primarily as a result of 1.8 million stock options exercised during the year ended December 31, 2012. During 2011, the Company repurchased outstanding shares at a value of $79.5 million. The Company also received proceeds of $42.3 million primarily as a result of 2.1 million stock options exercised during the year ended December 31, 2011. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2012 and 2011 is $6.8 million and $9.2 million, respectively.

The following table represents total outstanding shares for the years ended December 31:

(in thousands)	Common Shares	Treasury Shares	Outstanding Shares

Balance at December 31, 2009	162,776	(15,815)	146,961
Shares issued	—	1,489	1,489
Repurchase of common stock at cost	—	(6,715)	(6,715)

Balance at December 31, 2010	162,776	(21,041)	141,735
Shares issued	—	2,084	2,084
Repurchase of common stock at cost	—	(2,187)	(2,187)

Balance at December 31, 2011	162,776	(21,144)	141,632
Shares issued	—	1,688	1,688
Repurchase of common stock at cost	—	(998)	(998)

Balance at December 31, 2012	162,776	(20,454)	142,322

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options ("NQSO"), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan as of December 31, 2012 is 10.5 million.

Stock options generally expire ten years after the date of grant under these plans and grants become exercisable over a period of three years after the date of grant at the rate of one-third per year, except when they become immediately exercisable upon death, disability or qualified retirement. RSU vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three-year period following the date of grant. In addition to the service condition, certain key executives are subject to performance requirements. Similar to stock options, RSU become immediately exercisable upon death, disability or qualified retirement. The fair value of each RSU assumes that performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation costs is reversed. Under the terms of the RSU, the three-year period is referred to as the restricted period. RSU and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three-year restricted period prior to vesting. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on RSU will lapse, and one share of common stock will be issued as payment for each vested RSU.

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in thousands)	2012	2011	2010

Stock option expense	$11,126	$10,369	$10,420
RSU expense	9,644	9,243	7,227
Total stock based compensation expense	$20,770	$19,612	$17,647

Related deferred income tax benefit	$5,775	$5,021	$4,886

There were 2.3 million non-qualified stock options unvested as of December 31, 2012. The remaining unamortized compensation cost related to non-qualified stock options is $13.5 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.6 years. The unamortized compensation cost related to RSU is $15.0 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.3 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2012	2011	2010 (a)

Weighted average fair value per share	$8.91	$8.86	$9.06
Expected dividend yield	0.57%	0.55%	0.58%
Risk-free interest rate	0.93%	2.35%	2.55%
Expected volatility	26%	24%	22%
Expected life (years)	5.10	5.07	6.42

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

The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $21.1 million, $27.0 million and $16.5 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2012:

	Outstanding			Exercisable
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2011	10,148	$31.23	$51,402	8,049	$30.06	$50,365
Granted	1,346	38.62
Exercised	(1,409)	24.26
Cancelled	(85)	33.26
Forfeited	(94)	33.97
December 31, 2012	9,906	$33.18	$69,079	7,599	$31.79	$64,819

The weighted average remaining contractual term of all outstanding options is 5.7 years and the weighted average remaining contractual term of exercisable options is 4.8 years.

The following table summarizes information about NQSO outstanding for the year ended December 31, 2012:

			Outstanding			Exercisable
(in thousands, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2012			2012

10.01	-	20.00	6	0.4	$18.02	6	$18.02
20.01	-	30.00	3,525	3.7	26.45	3,522	26.45
30.01	-	40.00	5,366	7.2	35.40	3,065	35.40
40.01	-	50.00	1,009	4.9	44.99	1,006	44.90
			9,906	5.7	$33.18	7,599	$31.79

The following table summarizes the unvested RSU transactions for the year ended December 31, 2012:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in thousands, except per share amounts)

Unvested at December 31, 2011	897	$32.50
Granted	422	38.65
Vested	(247)	26.38
Forfeited	(38)	35.97
Unvested at December 31, 2012	1,034	$36.34

NOTE 12 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in thousands)	2012	2011	2010

United States	$67,668	$7,041	$104,424
Foreign	263,011	249,070	253,232
	$330,679	$256,111	$357,656

The components of the provision for income taxes from operations are as follows:

	December 31,
(in thousands)	2012	2011	2010

Current:
U.S. federal	$23,412	$34,870	$21,848
U.S. state	2,788	5,151	3,795
Foreign	69,954	59,397	62,196
Total	$96,154	$99,418	$87,839

Deferred:
U.S. federal	$(128,832)	$(29,664)	$3,067
U.S. state	11,730	(4,089)	1,062
Foreign	29,868	(54,649)	(2,743)
Total	$(87,234)	$(88,402)	$1,386

	$8,920	$11,016	$89,225

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2012	2011	2010

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.7	0.3	0.9
Federal benefit of R&D and foreign tax credits	(7.2)	(8.6)	(6.9)
Tax effect of international operations	(7.4)	(7.9)	(3.7)
Net effect of tax audit activity	(0.6)	2.1	1.0
Tax effect of enacted statutory rate changes	(3.7)	0.2	—
Federal tax on unremitted earnings of certain foreign subsidiaries	0.1	0.1	0.2
Valuation allowance adjustments	12.0	(18.1)	(1.0)
Foreign outside basis differences	(26.5)	—	—
Other	0.3	1.2	(0.5)

Effective income tax rate on operations	2.7%	4.3%	25.0%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$2,529	$—	$2,812	$—
Employee benefit accruals	44,266	—	38,061	—
Foreign outside basis difference	189,125	—	—	—
Inventory	21,173	—	19,972	—
Identifiable intangible assets	—	359,303	—	336,822
Insurance premium accruals	4,381	—	4,533	—
Miscellaneous accruals	12,685	—	12,273	—
Other	15,844	—	13,166	—
Unrealized losses included in other
comprehensive income	39,879	—	28,424	—
Property, plant and equipment	—	51,020	—	52,251
Product warranty accruals	1,154	—	907	—
R&D and foreign tax credit carryforward	—	—	49,552	—
Restructuring and other cost accruals	1,048	—	1,439	—
Sales and marketing accrual	4,480	—	4,874	—
Taxes on unremitted earnings of foreign subsidiaries	—	2,556	—	2,273
Tax loss carryforwards and other tax attributes	187,449	—	152,999	—
Valuation allowance	(179,699)	—	(71,758)	—
	$344,314	$412,879	$257,254	$391,346

Deferred tax assets and liabilities are included in the following consolidated balance sheet line items:

	December 31,
(in thousands)	2012	2011

Prepaid expenses and other current assets	$80,903	$67,159
Income taxes payable	2,856	2,678
Other noncurrent assets	86,029	51,250
Deferred income taxes	232,641	249,822

The Company has fully utilized its foreign tax credit carryforwards as of December 31, 2012.

Certain foreign and domestic subsidiaries of the Company have tax loss carryforwards of $853.3 million at December 31, 2012. Of such losses, $497.1 million expire at various times through 2032, and $356.2 million may be carried forward indefinitely. Included in deferred income tax assets as of December 31, 2012 are tax benefits totaling $136.5 million (before valuation allowances) for these tax loss carryforwards. The Company has provided $118.0 million of valuation allowance to offset the tax benefit of net operating losses and $61.7 million of valuation allowance for other deferred tax assets. The Company has provided these valuation allowances totaling $179.7 million due to the uncertainty that these assets can be realized in the future.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $1.1 billion of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2012 is approximately $18.4 million, of this total, approximately $16.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.4 million.

The total amount of accrued interest and penalties were $6.1 million and $6.9 million as of December 31, 2012 and 2011, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the year ended December 31, 2012, the Company recognized income tax benefit of $0.9 million in interest and penalties.  During the years ended December 31, 2011 and 2010, the company recognized income tax expense in the amount of $0.9 million and $0.6 million for interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany and Switzerland.   The Company has substantially concluded all U.S. federal income tax matters for years through 2009, resulting in the years 2010 and 2011 being subject to future potential tax audit adjustments while years prior to 2010 are settled.  The Company has concluded audits in Germany through the tax year 2008.  The taxable years that remain open for Switzerland are 2002 through 2011.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in thousands)	2012	2011	2010

Unrecognized tax benefits at beginning of period	$14,956	$13,143	$12,864
Gross change for prior period positions	(3,029)	1,425	47
Gross change for current year positions	268	640	1,036
Decrease due to settlements and payments	—	—	—
Decrease due to statute expirations	—	(123)	(424)
Increase due to effect of foreign currency translation	—	—	—
Decrease due to effect from foreign currency translation	69	(129)	(380)

Unrecognized tax benefits at end of period	$12,264	$14,956	$13,143

NOTE 13 - BENEFIT PLANS

The Company has both U.S. and non-U.S. pension plans covering substantially all of our U.S. employees and a portion of our non-U.S. employees. Total costs for Company-sponsored defined benefit, defined contribution and employee stock ownership plans were $45.7 million, $34.6 million and $27.4 million in 2012, 2011 and 2010, respectively.

Defined Contribution Plans

The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of eligible compensation, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a non-elective contribution in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service defined limits. The annual expense and cash contribution to the 401(k) is expected to be $7.6 million for 2012 (of which $5.3 million will be contributed in the first quarter of 2013), and was $5.8 million for 2011 (of which $4.9 million was contributed in the first quarter of 2012), and $4.6 million for 2010 (of which $4.6 million was contributed in the first quarter of 2011).

The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. Contributions to the ESOP, net of forfeitures, are expected to be $4.6 million for 2012 (to be contributed in the first quarter of 2013), and were $3.6 million for 2011 (contributed in the first quarter of 2012), and were $3.0 million for 2010 (contributed in the first quarter of 2011). All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The Company has targeted future ESOP allocations at 3% of eligible compensation. The share allocation will be accounted at fair value at the point of allocation, which is normally year-end.

In addition to the ESOP and 401(k) plans in the U.S., the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. Total costs for these plans amounted to $13.9 million, $8.1 million and $6.7 million in 2012, 2011 and 2010, respectively.

Defined Benefit Plans

The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans for certain union and salaried employee groups in the United States. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy minimum funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments. The U.S. plans are funded in excess of the funding required by the U.S. Department of Labor.

In addition to the U.S. plans, the Company maintains defined benefit pension plans for its employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Spain, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Substantially all of the German and Sweden plans are unfunded book reserve plans. Other foreign plans are not significant individually or in the aggregate. Most employees and retirees outside the U.S. are covered by government health plans.

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

The defined benefit pension plan assets maintained in Austria, Germany, Japan, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess 4% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies for the plans outside the U.S., the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

Postretirement Healthcare

The Company sponsors postretirement healthcare plans that cover certain union and salaried employee groups in the U.S. and is contributory, with retiree contributions adjusted annually to limit the Company’s contribution for participants who retired after June 1, 1985. The plans for postretirement healthcare have no plan assets. The Company also sponsors unfunded non-contributory postretirement medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

Reconciliations of changes in the defined benefit and postretirement healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011

Change in Benefit Obligation
Benefit obligation at beginning of year	$270,607	$211,504	$12,217	$11,607
Service cost	12,178	10,950	195	61
Interest cost	10,600	9,633	490	553
Participant contributions	3,638	3,562	535	583
Actuarial losses	59,461	2,991	1,601	537
Plan amendments	(93)	(3,034)	—	—
Acquisitions/Divestitures	3,745	52,282	—	—
Effect of exchange rate changes	8,100	(8,355)	—	—
Foreign plan additions	540	—	—	—
Plan curtailments	(310)	—	—	—
Benefits paid	(12,700)	(8,926)	(820)	(1,124)
Benefit obligation at end of year	$355,766	$270,607	$14,218	$12,217

Change in Plan Assets
Fair value of plan assets at beginning of year	$108,708	$99,546	$—	$—
Actual return on assets	10,732	(889)	—	—
Acquisitions/Divestitures	—	7,006	—	—
Effect of exchange rate changes	2,362	(1,238)	—	—
Employer contributions	12,144	9,647	285	541
Participant contributions	3,638	3,562	535	583
Benefits paid	(12,700)	(8,926)	(820)	(1,124)
Fair value of plan assets at end of year	$124,884	$108,708	$—	$—

Funded status at end of year	$(230,882)	$(161,899)	$(14,218)	$(12,217)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011

Other noncurrent assets, net	$263	$355	$—	$—
Deferred tax asset	26,421	10,972	1,764	1,247
Total assets	$26,684	$11,327	$1,764	$1,247

Current liabilities	(4,561)	(4,411)	(654)	(977)
Other noncurrent liabilities	(226,584)	(157,843)	(13,564)	(11,240)
Deferred tax liability	(449)	(269)	—	—
Total liabilities	$(231,594)	$(162,523)	$(14,218)	$(12,217)

Accumulated other comprehensive income	70,377	32,002	2,805	1,984
Net amount recognized	$(134,533)	$(119,194)	$(9,649)	$(8,986)

Amounts recognized in AOCI consist of:

			Other Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2012	2011	2012	2011

Net actuarial loss	$99,129	$45,462	$4,569	$3,232
Net prior service cost	(2,780)	(2,757)	—	—
Before tax AOCI	$96,349	$42,705	$4,569	$3,232
Less: Deferred taxes	25,972	10,703	1,764	1,248
Net of tax AOCI	$70,377	$32,002	$2,805	$1,984

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2012	2011

Projected benefit obligation	$344,653	$268,391
Accumulated benefit obligation	315,963	246,515
Fair value of plan assets	117,413	106,137

Components of net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010

Service cost	$12,178	$10,950	$8,108	$195	$61	$58
Interest cost	10,600	9,633	8,415	490	553	605
Expected return on assets	(4,727)	(5,184)	(4,662)	—	—	—
Amortization of transition obligation	—	—	124	—	—	—
Amortization of prior service cost (credit)	(138)	80	86	—	—	—
Amortization of net actuarial loss	1,995	1,584	1,002	264	189	265
Curtailment and settlement gains	(303)	4	—	—	—	—
Net periodic benefit cost	$19,605	$17,067	$13,073	$949	$803	$928

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postretirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010

Net actuarial (gain) loss	$55,662	$8,352	$12,640	$1,601	$537	$(548)
Net prior service (credit)	(161)	(2,845)	(8)	—	—	—
Net transition obligation	—	—	(1)	—	—	—
Amortization	(1,857)	(1,664)	(1,212)	(264)	(189)	(265)
Total recognized in AOCI	$53,644	$3,843	$11,419	$1,337	$348	$(813)
Total recognized in net periodic benefit cost and AOCI	$73,249	$20,910	$24,492	$2,286	$1,151	$115

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $5.0 million. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.4 million.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2013 are as follows:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Amount of net prior service cost	$(139)	$—
Amount of net loss	5,144	352

The weighted average assumptions used to determine benefit obligations for the Company's plans, principally in foreign locations, at December 31, 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	2.8%	4.0%	4.1%	3.5%	4.0%	5.0%
Rate of compensation increase	2.7%	2.8%	2.6%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.0%	7.5%	8.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	7.0	6.0	7.0

The weighted average assumptions used to determine net periodic benefit cost for the Company's plans, principally in foreign locations, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	4.0%	4.1%	4.7%	4.0%	5.0%	5.5%
Expected return on plan assets	4.1%	4.8%	5.2%	n/a	n/a	n/a
Rate of compensation increase	2.8%	2.6%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.0%	7.5%	8.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	7.0	6.0	7.0

Measurement Date	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010

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

Assumed health care cost trend rates have an impact on the amounts reported for postretirement benefits. A one percentage point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2012:

	Other Postretirement Benefits
(in thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$140	$(108)
Effect on postretirement benefit obligation	2,503	(1,976)

Fair Value Measurements of Plan Assets

The fair value of the Company's pension plan assets at December 31, 2012 is presented in the table below by asset category. Approximately 80% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$5,930	$5,930	$—	$—
Equity securities:
U. S.	1,015	1,015	—	—
International	34,197	34,197	—	—
Fixed income securities:
Fixed rate bonds (a)	48,450	48,450	—	—
Other types of investments:
Mutual funds (b)	8,994	—	8,994	—
Real estate mutual funds	9,713	9,713	—	—
Common trusts (c)	2,708	—	—	2,708
Insurance contracts	12,199	—	3,865	8,334
Hedge funds	1,311	—	—	1,311
Real estate	367	—	—	367
Total	$124,884	$99,305	$12,859	$12,720

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$5,165	$5,001	$164	$—
Equity securities:
U. S.	2,036	2,036	—	—
International	27,982	27,982	—	—
Fixed income securities:
Fixed rate bonds (a)	44,499	44,499	—	—
Other types of investments:
Mutual funds (b)	8,065	—	8,065	—
Real estate mutual funds	8,307	8,307	—	—
Common trusts (c)	2,083	—	—	2,083
Insurance contracts	9,323	—	3,503	5,820
Hedge funds	891	—	—	891
Real estate	357	—	—	357
Total	$108,708	$87,825	$11,732	$9,151

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2011 to December 31, 2012 for the plans assets categorized as Level 3. No assets were transferred in or out of the Level 3 category during the year ended December 31, 2012.

	Changes within Level 3 Category for
	Year Ended December 31, 2012
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2011	$2,083	$5,820	$890	$358	$9,151
Actual return on plan assets:
Relating to assets still held at the reporting date	284	1,700	52	—	2,036
Relating to assets sold during the period	8	—	6	—	14
Purchases, sales and settlements, net	333	533	331	—	1,197
Effect of exchange rate changes	—	281	32	9	322
Balance at December 31, 2012	$2,708	$8,334	$1,311	$367	$12,720

The following tables provide a reconciliation from December 31, 2010 to December 31, 2011 for the plans assets categorized as Level 3.  No assets were transferred in or out of the Level 3 category during the year ended December 31, 2011.

	Changes within Level 3 Category for
	Year Ended December 31, 2011
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2010	$2,066	$1,824	$1,334	$360	$5,584
Actual return on plan assets:
Relating to assets still held at the reporting date	5	(1,355)	(80)	—	(1,430)
Relating to assets sold during the period	5	—	—	—	5
Acquisitions/Divestitures	—	6,738	—	—	6,738
Purchases, sales and settlements, net	7	(1,144)	(384)	—	(1,521)
Effect of exchange rate changes	—	(243)	20	(2)	(225)
Balance at December 31, 2011	$2,083	$5,820	$890	$358	$9,151

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

Cash Flows

In 2013, the Company expects to make contributions and direct benefit payments of $7.7 million to its defined benefit pension plans and $0.7 million to its postretirement medical plans.

Estimated Future Benefit Payments

(in thousands)	Pension Benefits	Other Postretirement Benefits

2013	$9,229	$665
2014	10,619	634
2015	10,899	612
2016	10,999	633
2017	12,512	614
2018-2022	70,668	3,058

NOTE 14 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $17.8 million and $3.1 million for 2012 and 2011, respectively, are reflected in "Restructuring and other costs" in the Consolidated Statement of Operations and the associated liabilities are recorded in "Accrued liabilities" and "Other noncurrent liabilities" in the Consolidated Balance Sheet.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

 During 2012, the Company initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in Europe to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $0.8 million, related to adjustments to 2011 and 2010 and prior plans.

During 2011, as a result of the impact of the Japan natural disaster, the Company initiated a restructuring plan related to the Orthodontic business during the second quarter. The restructuring plan addressed overhead costs related to the business and has reduced those costs as the Orthodontic business continues to be impacted by the lack of product supply. The Company recorded $1.7 million of charges for the year ended December 31, 2011 for this plan. In addition to the restructuring charges, for the year ended December 31, 2011, the Company incurred approximately $3.3 million of selling, general and administrative expenses related to costs of maintaining the critical Orthodontic business processes and structures during the lack of product supply.

In addition to the Orthodontic restructuring plans during 2011, the Company also initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in Europe and South America to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies. The Company incurred $1.9 million of costs related to other restructuring plans, offset by income of $0.5 million for adjustments to 2010 plans and 2009 and prior plans. These adjustments were primarily related to revised estimates of severance costs.

The benefits associated with the 2011 and 2012 restructuring plans were immaterial to the current period. The Company estimates the future annual savings related to these plans to be in the range of $10 million to $15 million to be realized over the next three to five years. There is no assurance that future savings will be fully achieved.

At December 31, 2012, the Company’s restructuring accruals were as follows:

	Severances
(in thousands)	2010 and Prior Plans	2011 Plans	2012 Plans	Total

Balance at December 31, 2011	$3,380	$1,281	$—	$4,661
Provisions and adjustments	—	556	15,540	16,096
Amounts applied	(1,511)	(1,392)	(4,143)	(7,046)
Change in estimates	(720)	(99)	—	(819)
Balance at December 31, 2012	$1,149	$346	$11,397	$12,892

	Lease/Contract Terminations
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$1,011	$—	$1,011
Provisions and adjustments	—	1,392	1,392
Amounts applied	(219)	(710)	(929)
Balance at December 31, 2012	$792	$682	$1,474

	Other Restructuring Costs
(in thousands)	2010 and Prior Plans	2012 Plans	Total

Balance at December 31, 2011	$34	$—	$34
Provisions and adjustments	—	1,222	1,222
Amounts applied	(34)	(1,136)	(1,170)
Balance at December 31, 2012	$—	$86	$86

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in thousands)	December 31, 2011	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2012

Dental Consumable and Laboratory Businesses	$3,601	$8,302	$(2,410)	$(360)	$9,133
Orthodontics/Canada/Mexico/Japan	240	1,394	(1,260)	(14)	360
Select Distribution Businesses	—	264	(42)	—	222
Implants/Endodontics/Healthcare/Pacific Rim	1,865	8,750	(5,396)	(482)	4,737

Total	$5,706	$18,710	$(9,108)	$(856)	$14,452

Other Costs

For the year ended December 31, 2012, the Company recorded other costs of $7.9 million, other costs including $5.2 million impairments of certain previously acquired technologies and the impact of the U.S. presidential executive order updating trade sanctions. On October 9, 2012, President Obama issued an executive order making it illegal for non-U.S. subsidiaries of U.S. companies to engage in certain transactions involving Iran without a license.  The Company reserved appropriate allowances against accounts receivable in its controlled foreign subsidiaries and has discontinued such sales activities.  There can be no assurance as to when such sales may be resumed to this region. For the year ended December 31, 2011, the Company recorded other costs of $32.7 million, which were related to the Astra Tech acquisition, legal settlement costs and impairments of certain previously acquired technology.

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

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding at December 31, 2012 are summarized in the tables that follow.
On December 20, 2012, the Company dedesignated 160.0 million Swiss francs of its net investment hedges and entered into 81.4 million Swiss francs of new cross currency basis swaps maturing December 27, 2013. The combination of these trades total 241.4 million Swiss francs and offset an inter-company Swiss franc note receivable at a U.S. dollar functional entity that was created by a net dividend of 241.4 million Swiss francs. The new 81.4 million Swiss franc swap has an original exchange rate of approximately .91 Swiss franc per U.S. dollar. The Company will pay three-month Swiss franc LIBOR minus 34.0 basis points and receive three-month U.S. dollar LIBOR. The dedesignated cross currency swaps mature in April 2013. On January 17, 2013, the Company extended the hedge to June 2015 with two new forward starting swaps totaling 160.0 million Swiss francs. The Company will pay three-month Swiss franc LIBOR minus 22.1 basis points and receive three-month U.S. dollar LIBOR. The hedges amortize and are intended to offset currency revaluation of the Swiss franc note receivable for as long as it is outstanding. The change in the value of the swaps will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations.
On January 10, 2013, the Company entered into 347.8 million euros of cross currency basis swaps maturing at various times between 2015 and 2018 to hedge a balance sheet liability resulting from a legal entity restructuring pursuant to the Company's acquisitions integration plans. The hedges have an original exchange rate of approximately 1.32 U.S. dollar per euro and will offset currency revaluation of a euro denominated note payable by a U.S. dollar functional company for as long as it is outstanding. The Company will receive three-month Euro Inter-Bank Offered Rate ("EURIBOR") minus 33.2 basis points and pay three-month U.S. dollar LIBOR. The change in the value of the swaps will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

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

These foreign exchange contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of December 31, 2012 are summarized in the table that follows.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of December 31, 2012, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.
The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of December 31, 2012 are summarized in the table that follow.
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

At December 31, 2012, the Company had swaps in place to purchase 758 troy ounces of platinum bullion for use in production at an average fixed rate of $1,571 per troy ounce.  In addition, the Company had swaps in place to purchase 56,712 troy ounces of silver bullion for use in production at an average fixed rate of $31 per troy ounce.

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at December 31, 2012:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2013	2014	December 31, 2012

Forward sale, 20.9 million Australian dollars	$20,006	$1,593	$19
Forward purchase, 4.8 million British pounds	(7,846)	—	(52)
Forward sale, 47.2 million Canadian dollars	38,597	8,573	(385)
Forward purchase, 17.7 million Danish kroner	(3,129)	—	(24)
Forward sale, 45.3 million euros	13,231	45,939	1,585
Forward purchase, 310.4 million Japanese yen	(391)	(3,222)	(374)
Forward sale, 167.4 million Mexican pesos	13,018	—	49
Forward purchase, 2.3 million Norwegian kroner	(412)	—	—
Forward sale, 17.2 million Polish zlotys	5,560	—	(77)
Forward sale, 2.9 million Singapore dollars	2,413	—	33
Forward sale, 5.3 billion South Korean won	4,940	—	(30)
Forward purchase, 1.5 billion Swedish kronor	(197,549)	(27,544)	4,296
Forward purchase, 61.1 million Swiss francs	(74,467)	7,265	(411)
Forward sale, 50.4 million Taiwanese dollars	1,734	—	1

Total foreign exchange forward contracts	$(184,295)	$32,604	$4,630

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	December 31, 2012

Euro	$1,246	$953	$953	$953	$1,191	$(530)
Japanese yen	—	144,681	—	—	—	133
Swiss francs	—	—	—	71,027	—	(1,392)
Total interest rate swaps	$1,246	$145,634	$953	$71,980	$1,191	$(1,789)

Commodity Swap Contracts	Notional Amounts Maturing in the Year	Fair Value Net Asset (Liability)
(in thousands)	2013	December 31, 2012

Silver swap - U.S. dollar	$1,708	$(68)
Platinum swap - U.S. dollar	1,164	(27)
Total commodity contracts	$2,872	$(95)

				Fair Value Net
Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Asset (Liability)
(in thousands)	2013	2014	2015	December 31, 2012

449.8 million euro at $1.45 pay U.S. dollar three-month LIBOR receive three-month EURIBOR	$—	$593,555	$—	$(55,858)
241.4 million Swiss franc at 1.08 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	307,474	—	—	(39,489)
Total cross currency basis swaps	$307,474	$593,555	—	$(95,347)

At December 31, 2012, deferred net losses on derivative instruments of $1.7 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes previously hedged purchases and interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by the spot-to-spot changes in the non-derivative and derivative financial instruments designated as hedges of net investments, which are included in AOCI.

At December 31, 2012 and 2011, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates and foreign exchange rates. As of December 31, 2012 and 2011, the estimated net fair values of the cross currency interest rate swap agreements were liabilities of $90.7 million and $111.9 million, respectively, which were recorded in accumulated other comprehensive income, net of tax effects. At December 31, 2012 and 2011, the accumulated translation loss on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish kronor, net of these net investment hedges, were losses of $71.4 million and $143.7 million, respectively, which were included in AOCI, net of tax effects.

On January 17, 2013, the Company extended 295.5 million Swiss francs of cross currency basis swaps maturing in February, March and April 2013 with five new forward starting swaps totaling 295.5 million Swiss francs maturing in February 2016, March 2017 and April 2018. These net investment hedges were traded at an exchange rate of approximately .93 Swiss franc per U.S. dollar which results in additional investment totaling $55.2 million into the hedge value in February, March, and April 2013. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 31.6 basis points.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at December 31, 2012:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	December 31, 2012

432.5 million Swiss franc at 1.06 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	$322,898	$87,854	$61,848	$(62,366)
618.0 million euro at $1.27 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	815,575	—	—	(28,312)
Total cross currency basis swaps	$1,138,473	$87,854	$61,848	$(90,678)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million PPN to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swap offsetting each other in the income statement. At December 31, 2012, the estimated net fair value of these interest rate swaps was $4.5 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at December 31, 2012:

				Fair Value Net
Interest Rate Swaps	Notional Amounts Maturing in the Year			Asset (Liability)
(in thousands)	2014	2015	2016	December 31, 2012

U.S. dollar	$45,000	$60,000	$45,000	$4,513
Total interest rate contracts	$45,000	$60,000	$45,000	$4,513

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at December 31, 2012 and 2011:

	December 31, 2012
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges

Foreign exchange forward contracts	$2,353	$65	$2,243	$844
Commodity contracts	—	—	95	—
Interest rate swaps	2,192	2,535	525	948
Cross currency basis swaps	8,191	—	97,281	1,588
Total	$12,736	$2,600	$100,144	$3,380
Not Designated as Hedges

Foreign exchange forward contracts	$6,652	$—	$1,353	$—
DIO equity option contracts	—	—	—	153
Interest rate swaps	—	—	114	416
Cross currency basis swaps	537	—	$40,026	$55,858
Total	$7,189	$—	$41,493	$56,427

	December 31, 2011
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges

Foreign exchange forward contracts	$5,464	$896	$641	$107
Commodity contracts	—	15	257	2
Interest rate swaps	2,539	3,160	—	1,050
Cross currency basis swaps	—	19,838	13,790	117,974
Total	$8,003	$23,909	$14,688	$119,133
Not Designated as Hedges

Foreign exchange forward contracts	$1,943	$—	$3,150	$—
DIO equity option contracts	—	—	—	419
Interest rate swaps	—	—	105	476
Cross currency basis swaps	—	—	—	67,690
Total	$1,943	$—	$3,255	$68,585

The following tables summarize the statements of operations impact of the Company’s cash flow hedges for the years ended December 31, 2012 and 2011:

December 31, 2012
Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

(in thousands)
Interest rate swaps	$(1,987)	Interest expense	$(3,611)
Foreign exchange forward contracts	1,027	Cost of products sold	8,029
Foreign exchange forward contracts	80	SG&A expenses	779
Commodity contracts	472	Cost of products sold	136
Total	$(408)		$5,333

Derivatives in Cash Flow Hedging	Classification of Gains (Losses)	Ineffective portion Recognized in Income

(in thousands)
Foreign exchange forward contracts	Other expense (income), net	915
Commodity contracts	Interest expense	(25)
Total		$890

December 31, 2011

Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

(in thousands)
Interest rate swaps	$(30,008)	Interest expense	$(4,903)
Foreign exchange forward contracts	6,858	Cost of products sold	1,503
Foreign exchange forward contracts	377	SG&A expenses	39
Commodity contracts	(191)	Cost of products sold	273
Total	$(22,964)		$(3,088)

Derivatives in Cash Flow Hedging	Classification of Gains (Losses)	Ineffective portion Recognized in Income

(in thousands)
Interest rate swaps	Other expense (income), net	$(6,151)
Foreign exchange forward contracts	Interest expense	(403)
Foreign exchange forward contracts	Other expense (income), net	(1,307)
Commodity contracts	Interest expense	2
Total		$(7,859)

The following tables summarize the statements of operations impact of the Company’s hedges of net investments for the years ended December 31, 2012 and 2011:

December 31, 2012

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

(in thousands)
Cross currency basis swaps	$(34,216)	Interest income	$4,264
		Interest expense	(1,885)
Total	$(34,216)		$2,379

December 31, 2011

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

(in thousands)
Cross currency basis swaps	$3,308	Interest income	$1,085
		Interest expense	(108)
Cross currency basis swaps	30,125	Interest expense	(5,675)
Foreign exchange forward contracts	(2,462)	Interest expense	—
Total	$30,971		$(4,698)

The following tables summarize the statements of operations impact of the Company’s hedges of fair value for the years ended December 31, 2012 and 2011:

Derivatives in Fair Value Hedging
	Classification of Gains (Losses)	December 31,
(in thousands)		2012	2011
Interest rate swaps	Interest expense	$2,284	$6,328
Total		$2,284	$6,328

The following table summarizes the statements of operations impact of the Company’s hedges not designated as hedging for the years ended December 31, 2012 and 2011:

Derivatives Not Designated as Hedging
	Classification of Gains (Losses)	December 31,
(in thousands)		2012	2011
Foreign exchange forward contracts (a)	Other expense (income), net	$(1,224)	$(2,921)
DIO equity option contracts	Other expense (income), net	272	383
Interest rate swaps	Interest expense	(155)	(186)
Cross currency basis swaps (a)	Other expense (income), net	12,323	(67,213)
Total		$11,216	$(69,937)

(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	December 31,
(in thousands, net of tax)	2012	2011

Beginning balance	$(12,737)	$(1,468)

Changes in fair value of derivatives	105	(13,713)
Reclassifications to earnings from equity	(4,849)	2,444
Total activity	(4,744)	(11,269)
Ending balance	$(17,481)	$(12,737)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	December 31,
(in thousands, net of tax)	2012	2011

Beginning balance	$(143,730)	$45,417

Foreign currency translation adjustment	83,283	(200,121)
Changes in fair value of:
Foreign currency debt	10,097	(9,553)
Derivative hedge instruments	(21,008)	20,527
Total activity	72,372	(189,147)
Ending balance	$(71,358)	$(143,730)

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,515.2 million and $1,472.9 million, respectively, at December 31, 2012.   At December 31, 2011, the Company estimated the fair value and carrying value was $1,512.5 million and $1,491.4 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of December 31, 2012. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012 and 2011, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Long-Term investments,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,727	$—	$4,727	$—
Cross currency basis swaps	8,728	—	8,728	—
Foreign exchange forward contracts	9,070	—	9,070	—
Corporate convertible bonds	75,143	—	—	75,143
Total assets	$97,668	$—	$22,525	$75,143

Liabilities
Interest rate swaps	$2,003	$—	$2,003	$—
Commodity forward purchase contracts	95	—	95	—
Cross currency basis swaps	194,753	—	194,753	—
Foreign exchange forward contracts	4,440	—	4,440	—
Long-term debt	154,560	—	154,560	—
DIO equity option contracts	153	—	—	153
Total liabilities	$356,004	$—	$355,851	$153

	December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$10,516	$10,516	$—	$—
Interest rate swaps	5,699	—	5,699	—
Commodity forward purchase contracts	15	—	15	—
Cross currency basis swaps	19,838	—	19,838	—
Foreign exchange forward contracts	8,303	—	8,303	—
Corporate convertible bonds	47,850	—	—	47,850
Total assets	$92,221	$10,516	$33,855	$47,850

Liabilities
Interest rate swaps	$1,631	$—	$1,631	$—
Commodity forward purchase contracts	259	—	259	—
Cross currency basis swaps	199,454	—	199,454	—
Foreign exchange forward contracts	3,898	—	3,898	—
Long-term debt	154,512	—	154,512	—
Contingent considerations on acquisitions	2,917	—	—	2,917
DIO equity option contracts	$419	$—	$—	$419
Total liabilities	$363,090	$—	$359,754	$3,336

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

The following table presents a reconciliation of the Company's Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in thousands)	Convertible	Options	Contingent
	Bonds	Contracts	Considerations

Balance at December 31, 2011	$47,850	$(419)	$2,917
Payments, gross	—	—	(2,493)
Adjustments:
Reported in selling, general and administrative expense	—	—	(412)
Unrealized gain:
Reported in AOCI	25,775	—	—
Unrealized gain:
Reported in other expense (income), net	—	272	—
Effect of exchange rate changes	1,518	(6)	(12)
Balance at December 31, 2012	$75,143	$(153)	$—

For the year ended December 31, 2012, there were no purchases, issuances or transfers of Level 3 financial instruments. The Company paid $2.5 million of contingent considerations during the year ended December 31, 2012.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancellable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $42.3 million, $39.0 million and $34.9 million for 2012, 2011 and 2010, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in thousands)

2013	$37,778
2014	28,386
2015	23,424
2016	19,393
2017	17,160
2018 and thereafter	24,772
$150,913

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

In 2012, the Company has received subpoenas from the United States Attorney's Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an ongoing internal review by the Company. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

At this stage of the inquiries, the Company is unable to predict the ultimate outcome of these matters or what impact, if any, the outcome of these matters might have on the Company's consolidated financial position, results of operations or cash flows. Violations of export control or economic sanctions laws or regulations could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings, which actions could have a material adverse effect on the Company's reputation, business, financial condition and results of operations. At this time, no claims have been made against the Company.

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

Purchase and Other Commitments

The Company has no material non-cancelable purchase commitments.

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company's liability would be approximately $16.4 million at December 31, 2012.

The Company is required to complete the purchase of the remaining shares of one VIE, acquired in 2008, during the first quarter of 2014. The final purchase price is subject to adjustments but is currently expected to be approximately 62.6 million euros.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter (b)	Rounding	Total Year

2012

Net sales	$716,413	$762,994	$695,734	$753,288	$—	$2,928,429
Gross profit	392,750	407,469	364,115	392,053	—	1,556,387
Operating income	87,160	108,907	88,666	97,207	(1)	381,939
Net income attributable to
DENTSPLY International	53,284	80,764	53,364	126,800	1	314,213

Earnings per common share - basic	$0.38	$0.57	$0.38	$0.89	$—	$2.22

Earnings per common share - diluted	$0.37	$0.56	$0.37	$0.88	$—	$2.18

Cash dividends declared per common share	$0.055	$0.055	$0.055	$0.055	$—	$0.220

2011

Net sales	$570,503	$609,443	$619,759	$738,013	$—	$2,537,718
Gross profit	299,984	314,851	297,648	360,957	—	1,273,440
Operating income	98,584	97,004	39,802	65,338	—	300,728
Net income attributable to
DENTSPLY International	69,084	74,236	60,597	40,603	—	244,520

Earnings per common share - basic	$0.49	$0.53	$0.43	$0.29	$(0.01)	$1.73

Earnings per common share - diluted	$0.48	$0.52	$0.42	$0.28	$—	$1.70

Cash dividends declared per common share	$0.050	$0.050	$0.050	$0.055	$—	$0.205

(a) The third quarter of 2011 includes the results of the Astra Tech acquisition for the period September 1, 2011 through September 30, 2011.
(b) The fourth quarter of 2011 includes the results of the Astra Tech acquisition for the period October 1, 2011 through December 31, 2011

Net sales, excluding precious metal content, were $665.6 million, $698.5 million, $647.1 million and $703.5 million, respectively, for the first, second, third and fourth quarters of 2012.  Net sales, excluding precious metal content, were $527.0 million, $564.0 million, $563.8 million and $677.8 million, respectively, for the first, second, third and fourth quarters of 2011. This measurement should be considered a non-US GAAP measure as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

/s/	Bret W. Wise	February 20, 2013
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	William R. Jellison	February 20, 2013
	William R. Jellison	Date
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	John C. Miles II	February 20, 2013
	John C. Miles II	Date
Director

/s/	Dr. Michael C. Alfano	February 20, 2013
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 20, 2013
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 20, 2013
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 20, 2013
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	February 20, 2013
	Willie A. Deese	Date
Director

/s/	William F. Hecht	February 20, 2013
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 20, 2013
	Leslie A. Jones	Date
Director

/s/	Francis J. Lunger	February 20, 2013
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 20, 2013
	John L. Miclot	Date
Director