Form 10-Q
period 2013-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2013-05-09
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 6, 2013, DENTSPLY International Inc. had 143,282,565 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$732,084	$716,413
Cost of products sold	343,884	323,663

Gross profit	388,200	392,750
Selling, general and administrative expenses	293,677	304,353
Restructuring and other costs	665	1,237

Operating income	93,858	87,160

Other income and expenses:
Interest expense	15,221	15,782
Interest income	(2,175)	(1,878)
Other expense (income), net	2,918	65

Income before income taxes	77,894	73,191
Provision for income taxes	3,542	14,715
Equity in net loss of unconsolidated affiliated company	(1,779)	(4,248)

Net income	72,573	54,228
Less: Net income attributable to noncontrolling interests	888	944

Net income attributable to DENTSPLY International	$71,685	$53,284

Earnings per common share:
Basic	$0.50	$0.38
Diluted	$0.49	$0.37

Weighted average common shares outstanding:
Basic	142,775	141,721
Diluted	145,099	143,984

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$72,573	$54,228

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(94,142)	133,633
Net gain (loss) on derivative financial instruments	28,118	(32,132)
Net unrealized holding gain on available-for-sale securities	7,640	23,000
Pension liability adjustments	2,776	(222)
Total other comprehensive income (loss)	(55,608)	124,279

Total comprehensive income (loss)	16,965	178,507

Less: Comprehensive income (loss) attributable
to noncontrolling interests	181	2,284

Comprehensive income (loss) attributable to
DENTSPLY International	16,784	176,223

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$56,203	$80,132
Accounts and notes receivables-trade, net	468,537	442,412
Inventories, net	417,094	402,940
Prepaid expenses and other current assets	218,685	185,612

Total Current Assets	1,160,519	1,111,096

Property, plant and equipment, net	608,850	614,705
Identifiable intangible assets, net	805,646	830,642
Goodwill, net	2,167,241	2,210,953
Other noncurrent assets, net	159,872	204,901

Total Assets	$4,902,128	$4,972,297

Liabilities and Equity
Current Liabilities:
Accounts payable	$148,715	$165,290
Accrued liabilities	347,397	424,336
Income taxes payable	14,615	39,191
Notes payable and current portion of long-term debt	315,438	298,963

Total Current Liabilities	826,165	927,780

Long-term debt	1,207,722	1,222,035
Deferred income taxes	226,100	232,641
Other noncurrent liabilities	372,747	340,398

Total Liabilities	2,632,734	2,722,854

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at March 31, 2013 and December 31, 2012.	1,628	1,628
Capital in excess of par value	238,945	246,548
Retained earnings	2,881,126	2,818,461
Accumulated other comprehensive loss	(199,101)	(144,200)
Treasury stock, at cost, 19.7 million and 20.5 million shares at March 31, 2013 and December 31, 2012, respectively.	(689,096)	(713,739)
Total DENTSPLY International Equity	2,233,502	2,208,698

Noncontrolling interests	35,892	40,745

Total Equity	2,269,394	2,249,443

Total Liabilities and Equity	$4,902,128	$4,972,297
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:

Net income	$72,573	$54,228

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,416	20,209
Amortization	11,934	15,360
Amortization of deferred financing costs	1,296	1,196
Deferred income taxes	(11,793)	3,690
Share-based compensation expense	5,434	4,222
Stock option income tax benefit	(603)	(3,879)
Equity in earnings from unconsolidated affiliates	1,779	4,248
Other non-cash (income) expense	(3,912)	3,048
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(36,209)	(25,597)
Inventories, net	(22,080)	(34,006)
Prepaid expenses and other current assets	4,085	(24,072)
Other noncurrent assets, net	(598)	15,954
Accounts payable	(10,928)	11,528
Accrued liabilities	(7,559)	(21,186)
Income taxes	(21,196)	10,545
Other noncurrent liabilities	33,447	(15,535)

Net cash provided by operating activities	36,086	19,953

Cash flows from investing activities:

Capital expenditures	(24,032)	(18,642)
Cash paid for acquisitions of businesses, net of cash acquired	(3,939)	—
Payments on settlements of net investment hedges	(45,765)	—
Expenditures for identifiable intangible assets	(205)	(146)
Purchase of Company-owned life insurance policies	—	(1,577)
Proceeds from sale of property, plant and equipment, net	1,218	166

Net cash used in investing activities	(72,723)	(20,199)

Cash flows from financing activities:

Net change in short-term borrowings	16,133	11,155
Cash paid for treasury stock	—	(30,869)
Cash dividends paid	(7,909)	(7,847)
Cash paid for contingent consideration on prior acquisitions	—	(1,781)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(8,960)	—
Proceeds from long-term borrowings	—	4,571
Repayments of long-term borrowings	—	(5,171)
Proceeds from exercise of stock options	13,578	14,483
Excess tax benefits from share-based compensation	603	3,879
Interest received on derivatives with an other-than-insignificant financing element	464	613
Interest paid on derivatives with an other-than-insignificant financing element	(306)	(1,413)

Net cash provided by (used in) financing activities	13,603	(12,380)

Effect of exchange rate changes on cash and cash equivalents	(895)	2,844

Net decrease in cash and cash equivalents	(23,929)	(9,782)

Cash and cash equivalents at beginning of period	80,132	77,128

Cash and cash equivalents at end of period	$56,203	$67,346

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	53,284	—	—	53,284	944	54,228

Other comprehensive income	—	—	—	122,939	—	122,939	1,340	124,279

Exercise of stock options	—	(5,227)	—	—	19,709	14,482	—	14,482
Tax benefit from stock options exercised	—	3,879	—	—	—	3,879	—	3,879
Share based compensation expense	—	4,222	—	—	—	4,222	—	4,222
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(30,869)	(30,869)	—	(30,869)
RSU distributions	—	(8,147)	—	—	4,910	(3,237)	—	(3,237)
RSU dividends	—	57	(57)	—	—	—	—	—
Cash dividends ($0.0550 per share)	—	—	(7,802)	—	—	(7,802)	—	(7,802)
Balance at March 31, 2012	$1,628	$224,841	$2,581,134	$(68,031)	$(730,955)	$2,008,617	$38,358	$2,046,975

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	71,685	—	—	71,685	888	72,573

Other comprehensive loss	—	—	—	(54,901)	—	(54,901)	(707)	(55,608)

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(2,444)	—	—	16,022	13,578	—	13,578
Tax benefit from stock options exercised	—	603	—	—	—	603	—	603
Share based compensation expense	—	5,434	—	—	—	5,434	—	5,434
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
RSU distributions	—	(8,305)	—	—	4,923	(3,382)	—	(3,382)
RSU dividends	—	76	(76)	—	—	—	—	—
Cash dividends ($0.0625 per share)	—	—	(8,944)	—	—	(8,944)	—	(8,944)
Balance at March 31, 2013	$1,628	$238,945	$2,881,126	$(199,101)	$(689,096)	$2,233,502	$35,892	$2,269,394

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2012.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2012, except as may be indicated below:

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $15.0 million at March 31, 2013 and $14.5 million at December 31, 2012.

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

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $84.7 million and $75.1 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, an unrealized holding gain of $25.5 million and $17.8 million, respectively, on available-for-sale securities, net of tax, had been recorded in AOCI.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." The standard requires entities to disclose both gross and net information about instruments and transactions that are offset in the Consolidated Balance Sheet, as well as instruments and transactions that are subject to an enforceable master netting agreement or similar agreement. In January 2013,

The FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The standard clarifies the scope of the disclosure to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements as well as securities lending and borrowing transactions. The standard was effective January 1, 2013, with retrospective application required. The adoption of this standard did not have a material impact to the Company's financial statements. The Company adopted this accounting standard for the quarter ended March 31, 2013.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This newly issued accounting standard is intended to reduce the cost and complexity of the annual indefinite-lived intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of an indefinite-lived intangible asset to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the indefinite-lived intangible asset is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard will not materially impact the Company's financial position or results of operations. The Company adopted this accounting standard for the quarter ended March 31, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This newly issued accounting standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income in its entirety in the same period. For other amounts not required to be reclassified to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. Since the standard only impacts the disclosure requirements of AOCI and does not impact the accounting for accumulated comprehensive income, the standard did not have an impact on the Company's consolidated financial statements. The Company adopted this standard during the quarter ended March 31, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This newly issued accounting standard requires a cumulative translation adjustment ("CTA")attached to the parent's investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investments in a foreign entity, or step acquisition for a foreign entity. The adoption of this standard will not materially impact the Company's financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ending March 31, 2014.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012

Stock option expense	$2,128	$2,381
RSU expense	2,933	1,546
Total stock based compensation expense	$5,061	$3,927

Total related tax benefit	$1,287	$1,231

At March 31, 2013, the remaining unamortized compensation cost related to non-qualified stock options is $18.5 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.9 years. At March 31, 2013, the unamortized compensation cost related to RSU is $30.4 million, which will be expensed over the remaining restricted period of the RSU, or 1.9 years.

The following table reflects the non-qualified stock option transactions from December 31, 2012 through March 31, 2013:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2012	9,906	$33.18	$69,079	7,599	$31.79	$64,819
Granted	844	40.86
Exercised	(506)	26.83
Cancelled	(4)	43.91
Forfeited	(16)	37.82

Balance at March 31, 2013	10,224	$34.12	$87,676	7,923	$32.72	$79,643

At March 31, 2013, the weighted average remaining contractual term of all outstanding options is 6.0 years and the weighted average remaining contractual term of exercisable options is 5.1 years.

The following table summarizes the unvested RSU transactions from December 31, 2012 through March 31, 2013:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	1,034	$36.34
Granted	480	40.86
Vested	(232)	32.49
Forfeited	(69)	38.64

Balance at March 31, 2013	1,213	$38.74

NOTE 3 – COMPREHENSIVE INCOME

  During the three months ended March 31, 2013, foreign currency translation adjustments included currency translation losses of $101.9 million and gains on the Company's loans designated as hedges of net investments of $8.5 million. During the three months ended March 31, 2012, foreign currency translation adjustments included currency translation gains of $127.0 million and gains on the Company's loans designated as hedges of net investments of $5.3 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The cumulative foreign currency translation adjustments included translation gains of $75.8 million and $177.7 million at March 31, 2013 and December 31, 2012, respectively, were offset by losses of $114.9 million and $123.4 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2013 and 2012:

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(143,142)	$17,822	$(73,182)	$(144,200)

Other comprehensive income (loss) before reclassifications	(93,435)	27,996	7,640	1,835	(55,964)

Amounts reclassified from accumulated other comprehensive income (loss)	—	122	—	941	1,063

Net (decrease) increase in other comprehensive income	(93,435)	28,118	7,640	2,776	(54,901)

Balance at March 31, 2013	$(39,133)	$(115,024)	$25,462	$(70,406)	$(199,101)

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding (Loss) Gain on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2011	$(39,078)	$(117,390)	$(516)	$(33,986)	$(190,970)

Other comprehensive income (loss) before reclassifications	132,293	(31,593)	23,000	(591)	123,109

Amounts reclassified from accumulated other comprehensive income (loss)	—	(539)	—	369	(170)

Net increase (decrease) in other comprehensive income	132,293	(32,132)	23,000	(222)	122,939

Balance at March 31, 2012	$93,215	$(149,522)	$22,484	$(34,208)	$(68,031)

Reclassification out of accumulated other comprehensive income (expense) for the three months ended March 31, 2013 and 2012:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
	2013	2012

Gains and loss on derivative financial instruments
Interest rate swaps	$(913)	$(905)	Interest expense
Foreign exchange forward contracts	499	1,150	Cost of products sold
Foreign exchange forward contracts	(30)	231	SG&A expenses
Commodity contracts	157	(46)	Cost of products sold
	(287)	430	Net (loss) gain before tax
	165	109	Tax benefit
	$(122)	$539	Net of tax

Amortization of defined benefit pension items
Prior service costs	$34	$37	(a)
Actuarial gains (losses)	(1,368)	(556)	(a)
	(1,334)	(519)	Net loss before tax
	393	150	Tax benefit
	$(941)	$(369)	Net of tax

Total reclassifications for the period	$(1,063)	$170

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Benefit Plans for additional details)

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

Basic Earnings Per Common Share Computation	Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012

Net income attributable to DENTSPLY International	$71,685	$53,284

Common shares outstanding	142,775	141,721

Earnings per common share - basic	$0.50	$0.38

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$71,685	$53,284

Common shares outstanding	142,775	141,721
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	2,324	2,263
Total diluted shares outstanding	145,099	143,984

Earnings per common share - diluted	$0.49	$0.37

Options to purchase 3.5 million and 4.1 million shares of common stock that were outstanding during the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per common share since the options' exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – BUSINESS ACQUISITIONS

During the three months ended March 31, 2013, the Company paid $9.0 million to purchase the remaining outstanding shares of a consolidated subsidiary. As a result of the transaction, the Company recorded a decrease in noncontrolling interest of $5.0 million and a reduction to additional paid in capital of $3.9 million for the excess of the purchase price above the carrying value of the noncontrolling interest.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 89% of sales for both three months ended March 31, 2013 and 2012.

The operating businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K in the summary of significant accounting policies.  The Company measures segment income for reporting purposes as net operating income before restructuring and other costs, interest expense, interest income, other expense (income), net and provision for income taxes. Additionally, the operating segments are measured on net third party sales, excluding precious metal content. A description of the services provided within each of the Company’s four reportable segments is provided below.

During the first quarter of 2013, the Company realigned certain implant and implant related businesses for multiple locations as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown.

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

Implants/Endodontics/Healthcare/Pacific Rim

This segment includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This segment also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this segment is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this segment is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding India and Japan). This segment is also responsible for the world-wide design, manufacturing, sales and distribution of the Company's healthcare products (non-dental) throughout most of the world.

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

The following tables set forth information about the Company’s segments for the three months ended March 31, 2013 and 2012:

Third Party Net Sales

	Three Months Ended March 31,
(in thousands)	2013	2012

Dental Consumable and Laboratory Businesses	$264,629	$255,134
Orthodontics/Canada/Mexico/Japan	71,335	70,355
Select Distribution Businesses	60,815	59,093
Implants/Endodontics/Healthcare/Pacific Rim	336,644	333,146
All Other (a)	(1,339)	(1,315)
Total	$732,084	$716,413
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended March 31,
(in thousands)	2013	2012

Dental Consumable and Laboratory Businesses	$212,030	$212,109
Orthodontics/Canada/Mexico/Japan	64,972	63,293
Select Distribution Businesses	60,717	58,933
Implants/Endodontics/Healthcare/Pacific Rim	336,269	332,605
All Other (b)	(1,339)	(1,315)
Total excluding precious metal content	672,649	665,625
Precious metal content	59,435	50,788
Total including precious metal content	$732,084	$716,413
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended March 31,
(in thousands)	2013	2012

Dental Consumable and Laboratory Businesses	$51,832	$52,469
Orthodontics/Canada/Mexico/Japan	829	1,179
Select Distribution Businesses	1,291	394
Implants/Endodontics/Healthcare/Pacific Rim	34,023	34,039
All Other (c)	57,427	53,980
Eliminations	(145,402)	(142,061)
Total	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2013	2012

Dental Consumable and Laboratory Businesses	$61,750	$63,345
Orthodontics/Canada/Mexico/Japan	1,863	(268)
Select Distribution Businesses	(1,626)	(1,440)
Implants/Endodontics/Healthcare/Pacific Rim	63,851	65,383
All Other (d)	(31,315)	(38,623)
Segment operating income	94,523	88,397

Reconciling Items:
Restructuring and other costs	665	1,237
Interest expense	15,221	15,782
Interest income	(2,175)	(1,878)
Other expense (income), net	2,918	65
Income before income taxes	$77,894	$73,191
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	March 31, 2013	December 31, 2012

Dental Consumable and Laboratory Businesses	$967,097	$1,007,307
Orthodontics/Canada/Mexico/Japan	282,711	294,348
Select Distribution Businesses	164,753	192,684
Implants/Endodontics/Healthcare/Pacific Rim	3,177,893	3,195,382
All Other (e)	309,674	282,576
Total	$4,902,128	$4,972,297
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  At March 31, 2013 and December 31, 2012, the cost of $7.6 million and $6.3 million, respectively, was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2013 and December 31, 2012 by $6.1 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $33.6 million and $32.6 million at March 31, 2013 and December 31, 2012, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	March 31, 2013	December 31, 2012

Finished goods	$255,768	$248,870
Work-in-process	72,622	72,533
Raw materials and supplies	88,704	81,537
	$417,094	$402,940

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three months ended March 31, 2013 and 2012:

Defined Benefit Plans	Three Months Ended March 31,
(in thousands)	2013	2012

Service cost	$3,723	$2,978
Interest cost	2,477	2,691
Expected return on plan assets	(1,247)	(1,225)
Amortization of prior service cost	(34)	(37)
Amortization of net loss	1,280	498
Curtailments and settlement gains	(390)	—

Net periodic benefit cost	$5,809	$4,905

Other Postemployment Benefit Plans	Three Months Ended March 31,
(in thousands)	2013	2012

Service cost	$61	$19
Interest cost	122	117
Amortization of net loss	88	58

Net periodic benefit cost	$271	$194

The following sets forth the information related to the contributions to the Company’s benefit plans for 2013:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through March 31, 2013	$3,543	$88
Projected for the remainder of the year	9,011	577
Total projected contributions	$12,554	$665

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2013 and 2012, the Company recorded restructuring costs of $0.7 million and $1.3 million, respectively.  These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in "Accrued liabilities" in the Consolidated Balance Sheets.

At March 31, 2013, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$1,495	$11,412	$—	$12,907
Provisions and adjustments	—	(12)	58	46
Amounts applied	(333)	(1,507)	—	(1,840)
Change in estimates	—	(516)	—	(516)
Balance at March 31, 2013	$1,162	$9,377	$58	$10,597

	Lease/Contract Terminations
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$792	$682	$—	$1,474
Provisions and adjustments	—	28	331	359
Amounts applied	(35)	(511)	(140)	(686)
Balance at March 31, 2013	$757	$199	$191	$1,147

	Other Restructuring Costs
(in thousands)	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$94	$—	$94
Provisions and adjustments	507	266	773
Amounts applied	(520)	—	(520)
Balance at March 31, 2013	$81	$266	$347

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2012	Provisions and Adjustments	Amounts Applied	Change in Estimate	March 31, 2013

Dental Consumable and Laboratory Businesses	$9,132	$532	$(900)	$(516)	$8,248
Orthodontics/Canada/Mexico/Japan	361	123	(308)	—	176
Select Distribution Businesses	222	—	—	—	222
Implants/Endodontics/Healthcare/Pacific Rim	4,760	523	(1,838)	—	3,445
	$14,475	$1,178	$(3,046)	$(516)	$12,091

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

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company's significant contracts outstanding as of March 31, 2013 are summarized in the tables that follow.

On December 20, 2012, the Company dedesignated 160.0 million Swiss francs of its net investment hedges and entered into 81.4 million Swiss francs of new cross currency basis swaps maturing December 27, 2013. The combination of these trades total 241.4 million Swiss francs and offset an inter-company Swiss franc note receivable at a U.S. dollar functional entity that was created by a net dividend of 241.4 million Swiss francs. The new 81.4 million Swiss franc swap has an original exchange rate of approximately .91 Swiss franc per U.S. dollar. The Company will pay three-month Swiss franc LIBOR minus 34.0 basis points and receive three-month U.S. dollar LIBOR. The dedesignated cross currency swaps mature in April 2013. On January 17, 2013, the Company extended the hedge to June 2015 with two new forward starting swaps totaling 160.0 million Swiss francs. These hedges were traded at an exchange rate of approximately .93 Swiss franc per U.S. dollar, which will result in net cash payments totaling $37.0 million in the second quarter of 2013. The Company will pay three-month Swiss franc LIBOR minus 22.1 basis points and receive three-month U.S. dollar LIBOR. The hedges amortize and are intended to offset currency revaluation of the Swiss franc note receivable for as long as it is outstanding. The change in the value of the swaps will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations.
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

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company's significant contracts outstanding as of March 31, 2013 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of March 31, 2013, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. The Company's significant contracts outstanding as of March 31, 2013 are summarized in the tables that follow.

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

The following tables summarize the notional amounts and fair value of the Company's cash flow hedges and non-designated derivatives at March 31, 2013:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2013	2014	March 31, 2013

Forward sale, 20.1 million Australian dollars	$17,806	$2,816	$(620)
Forward purchase, 7.6 million British pounds	(11,518)	—	210
Forward sale, 44.8 million Canadian dollars	30,028	14,056	250
Forward purchase, 19.2 million Danish kroner	(3,299)	—	(14)
Forward sale, 200.1 million euros	180,007	76,927	(398)
Forward purchase, 531.5 million Japanese yen	(461)	(5,222)	(2,625)
Forward sale, 171.9 million Mexican pesos	13,924	—	(336)
Forward purchase, 2.3 million Norwegian kroner	(394)	—	(1)
Forward sale, 16.4 million Polish zlotys	5,051	—	(62)
Forward sale, 3.0 million Singapore dollars	2,389	—	(23)
Forward sale, 7.8 billion South Korean won	7,042	—	15
Forward purchase, 1.4 billion Swedish kronor	(162,414)	(45,595)	6,133
Forward purchase, 49.8 million Swiss francs	(64,159)	12,613	1,597
Forward sale, 50.6 million Taiwanese dollars	1,694	—	(12)
Total foreign exchange forward contracts	$15,696	$55,595	$4,114

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	March 31, 2013

Euro	$908	$926	$926	$926	$1,158	$(454)
Japanese yen	—	133,360	—	—	—	204
Swiss francs	—	—	—	68,497	—	(1,137)
Total interest rate swaps	$908	$134,286	$926	$69,423	$1,158	$(1,387)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2013	2014	March 31, 2013

Silver swap - U.S. dollar	$1,469	$165	$(160)
Platinum swap - U.S. dollar	895	—	(3)
Total commodity swap contracts	$2,364	$165	$(163)

Cross Currency Basis Swap	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	March 31, 2013

797.6 million euro at $1.39 pay U.S. dollar three-month LIBOR receive three-month EURIBOR	$—	$576,778	$111,346	$111,569	$223,138	$(87,613)
216.4 million Swiss franc at 1.10 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	79,035	105,380	43,611	—	—	(31,556)
Total cross currency basis swap	$79,035	$682,158	$154,957	$111,569	$223,138	$(119,169)

At March 31, 2013, deferred net gains on derivative instruments of $0.1 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operations in accordance with the Company's policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and derivative financial instruments to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investments, which are included in AOCI.

At March 31, 2013 and December 31, 2012, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates, currency swap basis rates and foreign exchange rates. At March 31, 2013 and December 31, 2012, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $7.5 million and a liability of $90.7 million, respectively, which are recorded in AOCI, net of tax effects. At March 31, 2013 and December 31, 2012, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish kronor, net of these net investment hedges, were losses of $140.3 million and $71.4 million, respectively, which were included in AOCI, net of tax effects.

On January 17, 2013, the Company extended 295.5 million Swiss francs of cross currency basis swaps maturing in February, March and April 2013 with five new swaps totaling 295.5 million Swiss francs maturing in February 2016, March 2017 and April 2018. These net investment hedges were traded at an exchange rate of approximately .93 Swiss franc per U.S. dollar which results in net cash payments totaling $45.8 million in the first quarter of 2013 and $9.4 million in the second quarter of 2013. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 31.6 basis points.

The following tables summarize the notional amounts and fair value of the Company's cross currency basis swaps that are designated as hedges of net investments in foreign operations at March 31, 2013:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	March 31, 2013

432.5 million Swiss franc at 0.95 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	$—	$84,725	$59,645	$105,380	$206,017	$(1,593)
618.0 million euro at $1.27 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	792,523	—	—	—	—	(5,905)
Total cross currency basis swaps	$792,523	$84,725	$59,645	$105,380	$206,017	$(7,498)

Fair Value Hedges

Effective April 4, 2011, the Company entered into a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company's $250.0 million Private Placement Notes ("PPN") to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the income statement. At March 31, 2013, the estimated net fair value of these interest rate swaps was an asset of $4.0 million.

The following tables summarize the notional amounts and fair value of the Company's fair value hedges at March 31, 2013:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016	March 31, 2013

U.S. dollar	$45,000	$60,000	$45,000	$3,964
Total interest rate swap	$45,000	$60,000	$45,000	$3,964

The following tables summarize the fair value and consolidated balance sheet location of the Company's derivatives at March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$5,291	$945	$2,980	$457
Commodity contracts	—	—	163	—
Interest rate swaps	2,251	2,015	532	703
Cross currency basis swaps	22,447	7,983	37,928	—
Total	$29,989	$10,943	$41,603	$1,160
Not Designated as Hedges

Foreign exchange forward contracts	$3,949	$—	$2,634	$—
DIO equity option contracts	—	—	—	180
Interest rate swaps	—	—	103	351
Cross currency basis swaps	7,012	2,811	42,256	86,736
Total	$10,961	$2,811	$44,993	$87,267

	December 31, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2,353	$65	$2,243	$844
Commodity contracts	—	—	95	—
Interest rate swaps	2,192	2,535	525	948
Cross currency basis swaps	8,191	—	97,281	1,588
Total	$12,736	$2,600	$100,144	$3,380
Not Designated as Hedges

Foreign exchange forward contracts	$6,652	$—	$1,353	$—
DIO equity option contracts	—	—	—	153
Interest rate swaps	—	—	114	416
Cross currency basis swaps	537	—	40,026	55,858
Total	$7,189	$—	$41,493	$56,427

Balance Sheet Offsetting

Substantially all of the Company's derivative contracts are subject to netting arrangements, whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements, the Company elects to present them on a gross basis in the Consolidated Balance Sheets.
Offsetting of financial assets and liabilities under netting arrangements at March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Balance at March 31, 2013
Assets
Derivative contracts	$54,704	$—	$54,704	$(41,634)	$—	$13,070

Liabilities
Derivative contracts	$175,023	$—	$175,023	$(41,634)	$—	$133,389

Balance at December 31, 2012
Assets
Derivative contracts	$22,525	$—	$22,525	$(17,098)	$—	$5,427

Liabilities
Derivative contracts	$201,444	$—	$201,444	$(17,098)	$—	$184,346

The following tables summarize the statements of operations impact of the Company's cash flow hedges for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$191	Interest expense	$(913)
Foreign exchange forward contracts	4,022	Cost of products sold	499
Foreign exchange forward contracts	187	SG&A expenses	(30)
Commodity contracts	(16)	Cost of products sold	157
Total	$4,384		$(287)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$(13)
Commodity contracts	Interest expense	(14)
Total		$(27)

Three Months Ended March 31, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(672)	Interest expense	$(905)
Foreign exchange forward contracts	(1,434)	Cost of products sold	1,150
Foreign exchange forward contracts	(89)	SG&A expenses	231
Commodity contracts	839	Cost of products sold	(46)
Total	$(1,356)		$430

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	200
Commodity contracts	Interest expense	(17)
Total		$183

The following tables summarize the statements of operations impact of the Company's hedges of net investments for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$39,885	Interest income	$1,387
		Interest expense	(1,603)
Total	$39,885		$(216)

Three Months Ended March 31, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(50,369)	Interest income	$771
		Interest expense	(1,206)
Total	$(50,369)		$(435)

The following tables summarize the statements of operations impact of the Company's hedges of fair value for the three and three months ended March 31, 2013 and 2012:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended March 31,
(in thousands)	of Gains (Losses)	2013	2012

Interest rate swaps	Interest expense	$62	$839
Total		$62	$839

The following table summarizes the statements of operations impact of the Company's hedges not designated as hedging for the three months ended March 31, 2013 and 2012:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended March 31,
(in thousands)	of Gains (Losses)	2013	2012

Foreign exchange forward contracts (a)	Other expense (income), net	$2,515	$2,851
DIO equity option contracts	Other expense (income), net	(33)	(273)
Interest rate swaps	Interest expense	10	(41)
Cross currency basis swaps (a)	Other expense (income), net	(25,432)	18,545
Total		$(22,940)	$21,082
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Amounts recorded in AOCI related to cash flow hedging instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands, net of tax)	2013	2012

Beginning balance	$(17,481)	$(12,737)

Changes in fair value of derivatives	3,507	(668)
Reclassifications to earnings from equity	122	(539)
Total activity	3,629	(1,207)

Ending balance	$(13,852)	$(13,944)

Amounts recorded in AOCI related to hedges of net investments in foreign operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands, net of tax)	2013	2012

Beginning balance	$(71,358)	$(143,730)

Foreign currency translation adjustment	(101,939)	126,808
Changes in fair value of:
Foreign currency debt	8,504	5,324
Derivative hedge instruments	24,489	(30,926)
Total activity	(68,946)	101,206

Ending balance	$(140,304)	$(42,524)

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,501.0 million and $1,458.4 million, respectively, at March 31, 2013.   At December 31, 2012, the Company estimated the fair value and carrying value, including the current portion, was $1,515.2 million and $1,472.9 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of March 31, 2013. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,266	$—	$4,266	$—
Cross currency basis swaps	40,253	—	40,253	—
Foreign exchange forward contracts	10,185	—	10,185	—
DIO Corporate convertible bonds	84,695	—	—	84,695
Total assets	$139,399	$—	$54,704	$84,695

Liabilities
Interest rate swaps	$1,689	$—	$1,689	$—
Commodity forward purchase contracts	163	—	163	—
Cross currency basis swaps	166,920	—	166,920	—
Foreign exchange forward contracts	6,071	—	6,071	—
Long term debt	153,992	—	153,992	—
DIO equity option contracts	180	—	—	180
Total liabilities	$329,015	$—	$328,835	$180

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,727	$—	$4,727	$—
Cross currency basis swaps	8,728	—	8,728	—
Foreign exchange forward contracts	9,070	—	9,070	—
DIO Corporate convertible bonds	75,143	—	—	75,143
Total assets	$97,668	$—	$22,525	$75,143

Liabilities
Interest rate swaps	$2,003	$—	$2,003	$—
Commodity contracts	95	—	95	—
Cross currency basis swaps	194,753	—	194,753	—
Foreign exchange forward contracts	4,440	—	4,440	—
Long term debt	154,560	—	154,560	—
DIO equity option contracts	153	—	—	153
Total liabilities	$356,004	$—	$355,851	$153

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

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporate Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2012	$75,143	$(153)
Unrealized gain:
Reported in AOCI, pretax	12,016	—
Unrealized loss:
Reported in other expense (income), net	—	(32)
Effects of exchange rate changes	(2,464)	5
Balance at March 31, 2013	$84,695	$(180)

For the three months ended March 31, 2013, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.3 million.  In addition, expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $0.8 million.

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2012	$488,206	$102,065	$92,473	$1,528,209	$2,210,953
Business unit transfer	—	(4,364)	(13,770)	18,134	—
Effects of exchange rate changes	(6,008)	(2,765)	(2,085)	(32,854)	(43,712)
Balance at March 31, 2013	$482,198	$94,936	$76,618	$1,513,489	$2,167,241

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$178,917	$(83,749)	$95,168	$179,512	$(81,390)	$98,122
Trademarks	81,627	(33,744)	47,883	83,073	(33,129)	49,944
Licensing agreements	30,677	(19,294)	11,383	30,695	(18,966)	11,729
Customer relationships	479,087	(57,030)	422,057	491,859	(50,632)	441,227
Total definite-lived	$770,308	$(193,817)	$576,491	$785,139	$(184,117)	$601,022

Trademarks and In-process R&D	$229,155	$—	$229,155	$229,620	$—	$229,620

Total identifiable intangible assets	$999,463	$(193,817)	$805,646	$1,014,759	$(184,117)	$830,642

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

DENTSPLY International Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company's Form 10-K for the year ended December 31, 2012 and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Quarter Highlights

•
DENTSPLY achieved record net sales for the first quarter ended March 31, 2013. Net sales grew 2.2% on a reported basis, and 1.1% excluding precious metal content. The sales growth, excluding precious metal content, was primarily internal growth as currency translation was negative by 0.6%. Sales growth was negatively impacted by two fewer selling days during the quarter compared with the first quarter of 2012.

•
First quarter 2013 earnings per diluted share was $0.49 compared with $0.38 in the prior year quarter. The increase was due in large part to the inclusion of acquisition related expenses in the prior year quarter. Adjusted earnings per share, a non-GAAP measure, were $0.52 in both the 2013 and 2012 periods.

•
The Company is proceeding with the integration of its dental implant businesses, with two additional selling organizations, Germany and France, combined in the first quarter. Investments made in combining and training the sales force in these two markets reduced sales during the quarter, but is expected to have a favorable impact on sales force execution in the future. Integration of country sales force organizations is now nearly complete, with only two additional countries remaining which are expected to be combined in the second quarter of 2013.

•	DENTSPLY's balance sheet improved compared to the same period in the prior year, reflecting a net debt to total capitalization ratio of 39% at March 31, 2013 compared to 45% at March 31, 2012.

•	Operating cash flow in the first quarter 2013 was $36.1 million versus $20.0 million for the first quarter 2012.

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

Principal Products

The Company has four principal product categories: 1) Dental Consumable Products; 2) Dental Laboratory Products; 3) Dental Specialty Products; and 4) Consumable Medical Device Products.

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

Management believes that internal growth in the range of 3% to 6% is a long-term targeted rate for the Company. The internal growth rate may vary outside of this range based on economic conditions. Historical trends show that growth in the dental industry generally performs better than the overall economy; however, it typically lags the economic trend going into and coming out of slower growth or recessionary periods. Over the past several years, growth in the global dental markets has been restrained by lower market growth in Western Europe compared to historical averages.  There can be no assurance that the Company's assumptions concerning the growth rates in its markets will continue in the future.  If such rates are less than expected, the Company's projected growth rates and results of operations may be adversely affected.

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

Impact of Foreign Currencies

Due to the international nature of DENTSPLY's business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company's sales located in regions outside the United States, the Company's consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar against various foreign currencies. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company's results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

During the first quarter of 2013, the Company realigned certain implant and implant related businesses for multiple locations as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2013 COMPARED TO QUARTER ENDED MARCH 31, 2012

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

	Three Months Ended
	March 31,
(in millions)	2013	2012	$ Change	% Change

Net sales	$732.1	$716.4	$15.7	2.2%
Less: precious metal content of sales	59.5	50.8	8.7	17.1%
Net sales, excluding precious metal content	$672.6	$665.6	$7.0	1.1%

Net sales, excluding precious metal content, for the three months ended March 31, 2013 was $672.6 million, an increase of 1.1% over the first quarter of 2012.  The change in net sales, excluding precious metal content, was primarily a result of the 1.6% of internal growth partially offset by foreign currency translation.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

	Three Months Ended March 31, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	1.9%	0.8%	2.9%	1.6%
Acquisition sales growth	—%	0.2%	—%	0.1%
Constant currency sales growth	1.9%	1.0%	2.9%	1.7%

United States

Net sales, excluding precious metal content, increased by 1.9% in the first quarter of 2013 as compared to the first quarter of 2012 on a constant currency basis, led by internal sales growth in dental specialty, consumable medical device and dental laboratory products.

Europe

Net sales, excluding precious metal content, increased by 1.0% in the first quarter of 2013 on a constant currency basis, including 0.8% of internal sales growth. The internal growth was driven by increased demand for dental specialty, dental consumable and consumable medical device products partially offset by decreased sales of dental laboratory products and lower implant volumes in Germany due to the integration of the implant businesses.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 2.9% in the first quarter of 2013 on a constant currency basis, as a result of internal sales growth primarily due to the increased demand for dental specialty, dental laboratory and consumable medical device products.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$388.2	$392.8	$(4.6)	(1.2%)
Gross profit as a percentage of net sales, including precious metal content	53.0%	54.8%
Gross profit as a percentage of net sales, excluding precious metal content	57.7%	59.0%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 1.3 percentage points for the three months ended March 31, 2013 compared to the same quarter of 2012.  The margin rate was primarily impacted by the medical device federal excise tax as implemented by the Affordable Care Act, unfavorable sales mix, including lower implant sales, and higher manufacturing costs including the effect of foreign currency changes, partially offset by pricing and efficiency improvements.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2013	2012	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$293.7	$304.4	$(10.7)	(3.5%)
Restructuring and other costs	$0.7	$1.2	$(0.5)	NM

SG&A as a percentage of net sales, including precious metal content	40.1%	42.5%
SG&A as a percentage of net sales, excluding precious metal content	43.7%	45.7%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased in the quarter ended March 31, 2013 by 2.0 percentage points when compared to the same quarter of 2012. This was primarily due to higher expenses recorded in the first quarter of 2012 relating to the integration of acquisitions as well as expense controls across all businesses.

Restructuring and Other Costs

During the three months ended March 31, 2013, the Company recorded net restructuring and other costs of $0.7 million.   In the same period of 2012, the Company incurred costs of $1.2 million. (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2013	2012	Change

Net interest expense	$13.0	$13.9	$(0.9)
Other expense (income), net	2.9	0.1	2.8
Net interest and other expense	$15.9	$14.0	$1.9

Net Interest Expense

Net interest expense for the three months ended March 31, 2013 was $0.9 million lower compared to the three months ended March 31, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the prior year period, partially offset by non-cash fair value adjustments of $2.7 million related to cross currency basis swaps designated as net investment hedges and credit risk adjustment on the total hedge portfolio fair value.

Other Expense (Income), Net

Other expense (income), net in the three months ended March 31, 2013 was $2.9 million, comprised primarily of $1.1 million of net interest and $1.8 million of fair value adjustments on cross currency basis swaps hedging intercompany loans. Other expense (income), net in the three months ended March 31, 2012 was $0.1 million including $0.4 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012	$ Change

Effective income tax rate	4.5%	20.1%

Equity in net loss of unconsolidated affiliated company	$(1.8)	$(4.2)	$2.4

Net income attributable to noncontrolling interests	$0.9	$0.9	$—

Net income attributable to DENTSPLY International	$71.7	$53.3	$18.4

Earnings per common share - diluted	$0.49	$0.37

NM – Not meaningful

 Provision for Income Taxes

The Company's effective tax rate for the first three months of 2013 and 2012 were 4.5% and 20.1%, respectively. During the first three months of 2013, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, a benefit of $1.4 million related to the settlement of various tax matters and a benefit of $1.9 million related to prior year tax matters.

The Company’s effective income tax rate for 2013 includes the impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $19.3 million and $17.7 million, respectively.

In 2012, the Company’s effective income tax rate included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $25.5 million and $8.0 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation resulted in a net loss of $1.8 million and $4.2 million on an after-tax basis for the three months ended March 31, 2013 and 2012, respectively.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company's portion of the mark-to-market net loss incurred by DIO for the three months ended March 31, 2013 and 2012 was approximately $1.9 million and $4.5 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share.  These adjusted amounts consist of US GAAP amounts excluding, net of tax (1) acquisition related costs, (2) restructuring and other costs, including legal settlements, (3) amortization of purchased intangible assets, (4) Orthodontic business continuity costs, (5) income related to credit risk and fair value adjustments, (6) certain fair value adjustments at an unconsolidated affiliated company, and (7) income tax related adjustments. Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to DENTSPLY International by diluted weighted-average common shares outstanding. Adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures.  These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate.

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

	Three Months Ended March 31, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$71,685	$0.49
Amortization of purchased intangible assets, net of tax	8,376	0.06
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,734	0.02
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	1,928	0.01
Acquisition related activities, net of tax	1,353	0.01
Restructuring and other costs, including legal settlements, net of tax	539	—
Income tax related adjustments	(11,388)	(0.08)
Rounding	—	0.01
Adjusted non-US GAAP earnings	$75,227	$0.52

	Three Months Ended March 31, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$53,284	$0.37
Amortization of purchased intangible assets, net of tax	10,982	0.08
Acquisition related activities, net of tax	4,797	0.03
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	4,655	0.03
Restructuring and other costs, net of tax	1,164	0.01
Orthodontics business continuity costs, net of tax	408	—
Income tax related adjustments	(35)	—
Adjusted non-US GAAP earnings	$75,255	$0.52

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$212.0	$212.1	$(0.1)	—%

Orthodontics/Canada/Mexico/Japan	$65.0	$63.3	$1.7	2.7%

Select Distribution Businesses	$60.7	$58.9	$1.8	3.1%

Implants/Endodontics/Healthcare/Pacific Rim	$336.3	$332.6	$3.7	1.1%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$61.8	$63.3	$(1.5)	(2.4%)

Orthodontics/Canada/Mexico/Japan	$1.9	$(0.3)	$2.2	NM

Select Distribution Businesses	$(1.6)	$(1.4)	$(0.2)	(14.3%)

Implants/Endodontics/Healthcare/Pacific Rim	$63.9	$65.4	$(1.5)	(2.3%)
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $0.1 million during the three months ended March 31, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, was flat as compared to the same period in 2012.  Growth in dental consumables was offset as a result of lower sales in the dental laboratory businesses primarily in Europe.

Operating income decreased $1.5 million for the three months ended March 31, 2013 compared to 2012 due to higher SG&A expenses primarily due to lower than expected sales growth in the dental laboratory businesses in Europe.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, increased $1.7 million, or 2.7% during the three months ended March 31, 2013 compared to 2012. On a constant currency basis, net sales, excluding precious metal content, increased 5.6% due to stronger dental specialty product sales primarily in the orthodontic businesses, partially offset by decreased sales in Canada.

Operating income increased $2.2 million compared to the same year ago period primarily due to improved operating leverage in the orthodontic business as it recovered from a supply outage in 2011 and 2012 .

Select Distribution Businesses

Net sales, excluding precious metal content, increased $1.8 million, or 3.1% during the three months ended March 31, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 3.7% when compared to the same period of 2012.  The growth was primarily related to increased demand in dental specialty and dental consumable products.

Operating income decreased $0.2 million during the three months ended March 31, 2013 compared to 2012.  Gross profit increased $0.5 million due to sales volume which was offset by higher SG&A expenses in emerging markets during the three months ended March 31, 2013 compared to 2012.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $3.7 million, or 1.1%, during the three months ended March 31, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 1.7% primarily driven by sales growth across the segment except for implants, which was impacted by lower implant volumes in Germany due to the integration of the implant businesses.

Operating income for the three months ended March 31, 2013 decreased $1.5 million or 2.3%, compared to 2012. Gross profit decreased $7.0 million as result of product mix, which was mostly driven by lower implant sales partially offset by lower SG&A expenses including synergies from recent acquisitions.

CRITICAL ACCOUNTING POLICIES

There have been no significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2013

Cash flow from operating activities during the three months ended March 31, 2013 was $36.1 million compared to $20.0 million during the three months ended March 31, 2012. Net income during the quarter increased by $18.3 million to $72.6 million in the period ended March 31, 2013. Depreciation and amortization expense for the quarter was $3.2 million lower than the prior year period. Working capital improved by $5.8 million in the current quarter versus the prior year first quarter as reductions in inventory of $11.9 million were offset by higher accounts receivable of $10.6 million and higher net accruals of $4.5 million. On a constant currency basis, as of March 31, 2013, reported days for inventory increased by 4 days to 110 days and accounts receivable increased by 6 days to 59 days, respectively, as compared to December 31, 2012.

Investing activities during the first three months of 2013 include capital expenditures of $24.0 million and the settlement and renewal of Swiss franc net investment hedges totaling $45.8 million. The Company expects capital expenditures to be approximately $120.0 million for the full year 2013. Financing activities included the buyout of minority shareholders of a consolidated subsidiary for $9.0 million.

At March 31, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. As of March 31, 2013, the Company held 19.7 million shares of treasury stock. The Company received proceeds of $13.6 million as a result of the exercise of 0.5 million of stock options during the three months ended March 31, 2013.

The Company's total borrowings increased by a net of $2.1 million during the three months ended March 31, 2013. This change included an increase of $16.0 million in short-term commercial paper and a decrease of $13.9 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2013, the Company's ratio of total net debt to total capitalization was 39.3% compared to 39.0% at December 31, 2012. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2013, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serve as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2013, outstanding borrowings were $60.0 million under the multi-currency revolving facility.

The Company also has access to $75.7 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2013, the Company had $4.8 million outstanding under these short-term lines of credit. At March 31, 2013, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $511.0 million.

At March 31, 2013, the Company held $112.3 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At March 31, 2013, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2013 utilizing the available commercial paper and the revolving credit facilities.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 4 – Controls and Procedures

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

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 14, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

At March 31, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended March 31, 2013, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

January 1, 2013 to January 31, 2013	—	$—	$—	13,836.0
February 1, 2013 to February 28, 2013	—	—	—	14,121.0
March 1, 2013 to March 31, 2013	—	—	—	14,330.0
	—	$—	$—

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 9, 2013
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	May 9, 2013
	Christopher T. Clark	Date
President and
Chief Financial Officer