Form 10-Q
period 2013-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2013-08-01
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 24, 2013, DENTSPLY International Inc. had 142,288,292 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$761,010	$762,994	$1,493,094	$1,479,407
Cost of products sold	346,054	355,525	689,938	679,188

Gross profit	414,956	407,469	803,156	800,219
Selling, general and administrative expenses	289,921	296,034	583,598	600,388
Restructuring and other costs	2,169	2,528	2,834	3,765

Operating income	122,866	108,907	216,724	196,066

Other income and expenses:
Interest expense	11,507	14,323	26,728	30,105
Interest income	(2,243)	(1,984)	(4,418)	(3,862)
Other expense (income), net	4,223	982	7,141	1,045

Income before income taxes	109,379	95,586	187,273	168,778
Provision for income taxes	22,870	14,875	26,412	29,590
Equity in net earnings (loss) of unconsolidated affiliated company	2,182	1,329	403	(2,919)

Net income	88,691	82,040	161,264	136,269
Less: Net income attributable to noncontrolling interests	1,463	1,276	2,351	2,220

Net income attributable to DENTSPLY International	$87,228	$80,764	$158,913	$134,049

Earnings per common share:
Basic	$0.61	$0.57	$1.11	$0.95
Diluted	$0.60	$0.56	$1.10	$0.93

Weighted average common shares outstanding:
Basic	142,922	141,737	142,849	141,729
Diluted	145,133	143,863	145,107	143,908

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$88,691	$82,040	$161,264	$136,269

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,886	(178,746)	(88,256)	(45,275)
Net (loss) gain on derivative financial instruments	(13,362)	47,089	14,756	14,957
Net unrealized holding (loss) gain on available-for-sale securities	(16,629)	(7,954)	(8,989)	15,046
Pension liability adjustments	540	1,726	3,316	1,666
Total other comprehensive loss	(23,565)	(137,885)	(79,173)	(13,606)

Total comprehensive income (loss)	65,126	(55,845)	82,091	122,663

Less: Comprehensive income (loss) attributable
to noncontrolling interests	2,019	(928)	2,200	1,356

Comprehensive income (loss) attributable to
DENTSPLY International	$63,107	$(54,917)	$79,891	$121,307

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$57,027	$80,132
Accounts and notes receivables-trade, net	499,006	442,412
Inventories, net	433,189	402,940
Prepaid expenses and other current assets	180,811	185,612

Total Current Assets	1,170,033	1,111,096

Property, plant and equipment, net	605,028	614,705
Identifiable intangible assets, net	786,667	830,642
Goodwill, net	2,158,529	2,210,953
Other noncurrent assets, net	154,426	204,901

Total Assets	$4,874,683	$4,972,297

Liabilities and Equity
Current Liabilities:
Accounts payable	$147,455	$165,290
Accrued liabilities	308,148	424,336
Income taxes payable	17,947	39,191
Notes payable and current portion of long-term debt	417,065	298,963

Total Current Liabilities	890,615	927,780

Long-term debt	1,123,792	1,222,035
Deferred income taxes	218,624	232,641
Other noncurrent liabilities	353,556	340,398

Total Liabilities	2,586,587	2,722,854

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at June 30, 2013 and December 31, 2012.	1,628	1,628
Capital in excess of par value	244,598	246,548
Retained earnings	2,959,391	2,818,461
Accumulated other comprehensive loss	(223,222)	(144,200)
Treasury stock, at cost, 20.6 million and 20.5 million shares at June 30, 2013 and December 31, 2012, respectively.	(732,210)	(713,739)
Total DENTSPLY International Equity	2,250,185	2,208,698

Noncontrolling interests	37,911	40,745

Total Equity	2,288,096	2,249,443

Total Liabilities and Equity	$4,874,683	$4,972,297
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:

Net income	$161,264	$136,269

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,743	40,357
Amortization	23,434	28,014
Amortization of deferred financing costs	2,592	2,391
Deferred income taxes	(8,564)	(4,432)
Share-based compensation expense	12,023	11,029
Restructuring and other costs - noncash	1,570	2,105
Stock option income tax benefit	(1,122)	(5,163)
Equity in (earnings) loss from unconsolidated affiliates	(403)	2,919
Other non-cash expense (income)	11,480	(3,102)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(72,324)	(41,461)
Inventories, net	(40,700)	(47,034)
Prepaid expenses and other current assets	26,364	(19,455)
Other noncurrent assets, net	845	(3,497)
Accounts payable	(11,143)	(1,320)
Accrued liabilities	(3,621)	(3,244)
Income taxes	(17,670)	5,423
Other noncurrent liabilities	6,100	3,596

Net cash provided by operating activities	131,868	103,395

Cash flows from investing activities:

Capital expenditures	(46,151)	(42,986)
Cash paid for acquisitions of businesses, net of cash acquired	(3,939)	—
Cash received on derivatives	7,499	—
Cash paid on derivatives	(94,843)	(14,221)
Expenditures for identifiable intangible assets	(963)	(188)
Purchase of Company-owned life insurance policies	—	(1,577)
Proceeds from sale of property, plant and equipment, net	2,209	465

Net cash used in investing activities	(136,188)	(58,507)

Cash flows from financing activities:

Net change in short-term borrowings	40,450	(35,181)
Cash paid for treasury stock	(62,278)	(38,840)
Cash dividends paid	(16,928)	(15,706)
Cash paid for contingent consideration on prior acquisitions	—	(1,781)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(8,960)	—
Proceeds from exercise of stock options	31,213	20,066
Excess tax benefits from share-based compensation	1,122	5,163
Cash received on derivative contracts	25	—
Cash paid on derivative contracts	(80)	(1,135)

Net cash used in financing activities	(15,436)	(67,414)

Effect of exchange rate changes on cash and cash equivalents	(3,349)	(1,392)

Net decrease in cash and cash equivalents	(23,105)	(23,918)

Cash and cash equivalents at beginning of period	80,132	77,128

Cash and cash equivalents at end of period	$57,027	$53,210

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	134,049	—	—	134,049	2,220	136,269

Other comprehensive loss	—	—	—	(12,742)	—	(12,742)	(864)	(13,606)

Exercise of stock options	—	(7,158)	—	—	27,224	20,066	—	20,066
Tax benefit from stock options exercised	—	5,163	—	—	—	5,163	—	5,163
Share based compensation expense	—	11,029	—	—	—	11,029	—	11,029
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(38,840)	(38,840)	—	(38,840)
RSU distributions	—	(8,344)	—	—	5,068	(3,276)	—	(3,276)
RSU dividends	—	115	(115)	—	—	—	—	—
Cash dividends ($0.110 per share)	—	—	(15,599)	—	—	(15,599)	—	(15,599)
Balance at June 30, 2012	$1,628	$230,862	$2,654,044	$(203,712)	$(731,253)	$1,951,569	$37,430	$1,988,999

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	158,913	—	—	158,913	2,351	161,264

Other comprehensive loss	—	—	—	(79,022)	—	(79,022)	(151)	(79,173)

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(3,937)	—	—	35,150	31,213	—	31,213
Tax benefit from stock options exercised	—	1,122	—	—	—	1,122	—	1,122
Share based compensation expense	—	12,023	—	—	—	12,023	—	12,023
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(62,278)	(62,278)	—	(62,278)
RSU distributions	—	(8,342)	—	—	4,959	(3,383)	—	(3,383)
RSU dividends	—	151	(151)	—	—	—	—	—
Cash dividends ($0.125 per share)	—	—	(17,832)	—	—	(17,832)	—	(17,832)
Balance at June 30, 2013	$1,628	$244,598	$2,959,391	$(223,222)	$(732,210)	$2,250,185	$37,911	$2,288,096

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

Accounts and Notes Receivable

The Company sells dental and certain healthcare products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluations of those customers’ financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on historical averages of aged receivable balances and the Company’s experience in collecting those balances, customer specific circumstances, as well as changes in the economic and political environments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses.”

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $15.2 million at June 30, 2013 and $14.5 million at December 31, 2012.

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

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $61.6 million and $75.1 million at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013 and December 31, 2012, an unrealized holding gain of $8.8 million and $17.8 million, respectively, on available-for-sale securities, net of tax, had been recorded in AOCI.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The standard requires entities to disclose both gross and net information about instruments and transactions that are offset in the Consolidated Balance Sheet, as well as instruments and transactions that are subject to an enforceable master netting agreement or similar agreement. In January

2013, The FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The standard clarifies the scope of the disclosure to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements as well as securities lending and borrowing transactions. The standard was effective January 1, 2013, with retrospective application required. The adoption of this standard did not have a material impact to the Company’s financial statements. The Company adopted this accounting standard during the quarter ended March 31, 2013.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This newly issued accounting standard is intended to reduce the cost and complexity of the annual indefinite-lived intangible asset impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of an indefinite-lived intangible asset to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the indefinite-lived intangible asset is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not materially impact the Company’s financial position or results of operations. The Company adopted this accounting standard during the quarter ended March 31, 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This newly issued accounting standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income in its entirety in the same period. For other amounts not required to be reclassified to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. Since the standard only impacts the disclosure requirements of AOCI and does not impact the accounting for accumulated comprehensive income, the standard did not have an impact on the Company’s consolidated financial statements. The Company adopted this accounting standard during the quarter ended March 31, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”)attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The adoption of this standard will not materially impact the Company’s financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ending March 31, 2014.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Stock option expense	$2,876	$3,298	$5,005	$5,679
RSU expense	3,337	3,094	5,560	4,640
Total stock based compensation expense	$6,213	$6,392	$10,565	$10,319

Total related tax benefit	$1,788	$1,916	$2,865	$2,935

At June 30, 2013, the remaining unamortized compensation cost related to non-qualified stock options is $15.6 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.7 years. At June 30, 2013, the unamortized compensation cost related to RSU is $26.3 million, which will be expensed over the remaining restricted period of the RSU, or 1.7 years.

The following table reflects the non-qualified stock option transactions from December 31, 2012 through June 30, 2013:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2012	9,906	$33.18	$69,079	7,599	$31.79	$64,819
Granted	911	40.91
Exercised	(1,110)	28.11
Cancelled	(13)	43.19
Forfeited	(116)	38.76

Balance at June 30, 2013	9,578	$34.43	$66,655	7,400	$33.05	$62,541

At June 30, 2013, the weighted average remaining contractual term of all outstanding options is 5.9 years and the weighted average remaining contractual term of exercisable options is 5.0 years.

The following table summarizes the unvested RSU transactions from December 31, 2012 through June 30, 2013:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	1,034	$36.34
Granted	499	40.89
Vested	(236)	32.57
Forfeited	(120)	38.75

Balance at June 30, 2013	1,177	$38.78

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended June 30, 2013, foreign currency translation adjustments included currency translation gains of $1.3 million and gains on the Company’s loans designated as hedges of net investments of $4.0 million.  During the quarter ended June 30, 2012, foreign currency translation adjustments included currency translation losses of $175.3 million and losses of $1.2 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2013, foreign currency translation adjustments included currency losses of $100.6 million and gains on the Company’s loans designated as hedges of net investments of $12.5 million. During the six months ended June 30, 2012, foreign currency translation adjustments included currency translation losses of $48.5 million and gains on the Company’s loans designated as hedges of net investments of $4.1 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The cumulative foreign currency translation adjustments included translation gains of $77.1 million and $177.7 million at June 30, 2013 and December 31, 2012, respectively, were offset by losses of $110.9 million and $123.4 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2013 and 2012:

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(143,142)	$17,822	$(73,182)	$(144,200)

Other comprehensive (loss) income before reclassifications	(88,105)	14,553	(8,989)	1,439	(81,102)

Amounts reclassified from accumulated other comprehensive income (loss)	—	203	—	1,877	2,080

Net (decrease) increase in other comprehensive income	(88,105)	14,756	(8,989)	3,316	(79,022)

Balance at June 30, 2013	$(33,803)	$(128,386)	$8,833	$(69,866)	$(223,222)

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding (Loss) Gain on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2011	$(39,078)	$(117,390)	$(516)	$(33,986)	$(190,970)

Other comprehensive (loss) income before reclassifications	(44,411)	16,689	15,046	929	(11,747)

Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,732)	—	737	(995)

Net (decrease) increase in other comprehensive income	(44,411)	14,957	15,046	1,666	(12,742)

Balance at June 30, 2012	$(83,489)	$(102,433)	$14,530	$(32,320)	$(203,712)

Reclassification out of accumulated other comprehensive income (expense) for the three and six months ended June 30, 2013 and 2012:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended June 30,
	2013	2012

Gains and loss on derivative financial instruments:
Interest rate swaps	$(918)	$(897)	Interest expense
Foreign exchange forward contracts	631	1,842	Cost of products sold
Foreign exchange forward contracts	(10)	226	SG&A expenses
Commodity contracts	45	96	Cost of products sold
	(252)	1,267	Net (loss) gain before tax
	171	(74)	Tax benefit (expense)
	$(81)	$1,193	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$33	$33	(a)
Amortization of net actuarial losses	(1,357)	(551)	(a)
	(1,324)	(518)	Net loss before tax
	392	150	Tax benefit
	$(932)	$(368)	Net of tax

Total reclassifications for the period	$(1,013)	$825

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended June 30, 2013 and 2012 (see Note 8, Benefit Plans, for additional details)

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Six Months Ended June 30,
	2013	2012

Gains and loss on derivative financial instruments:
Interest rate swaps	$(1,830)	$(1,802)	Interest expense
Foreign exchange forward contracts	1,129	2,992	Cost of products sold
Foreign exchange forward contracts	(40)	457	SG&A expenses
Commodity contracts	202	50	Cost of products sold
	(539)	1,697	Net (loss) gain before tax
	336	35	Tax benefit (expense)
	$(203)	$1,732	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$67	$70	(b)
Amortization of net actuarial losses	(2,725)	(1,107)	(b)
	(2,658)	(1,037)	Net loss before tax
	781	300	Tax benefit
	$(1,877)	$(737)	Net of tax

Total reclassifications for the period	$(2,080)	$995

(b) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the six months ended June 30, 2013 and 2012 (see Note 8, Benefit Plans, for additional details)

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	2013	2012	2013	2012

Net income attributable to DENTSPLY International	$87,228	$80,764	$158,913	$134,049

Weighted average common shares outstanding	142,922	141,737	142,849	141,729

Earnings per common share - basic	$0.61	$0.57	$1.11	$0.95

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$87,228	$80,764	$158,913	$134,049

Weighted average common shares outstanding	142,922	141,737	142,849	141,729
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,211	2,126	2,258	2,179
Total weighted average diluted shares outstanding	145,133	143,863	145,107	143,908

Earnings per common share - diluted	$0.60	$0.56	$1.10	$0.93

Options to purchase 2.9 million and 3.5 million shares of common stock that were outstanding during the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were 3.8 million and 4.1 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2012, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

During the six months ended June 30, 2013, the Company paid $9.0 million to purchase the remaining outstanding shares of a consolidated subsidiary. As a result of the transaction, the Company recorded a decrease in noncontrolling interest of $5.0 million and a reduction to additional paid in capital of $3.9 million for the excess of the purchase price above the carrying value of the noncontrolling interest.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% and 89% of sales for the three months ended June 30, 2013 and 2012, respectively, and 89% of sales for both the six months ended June 30, 2013 and 2012.

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

During the first six months of 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown.

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

Orthodontics/Canada/Mexico/Japan

  This segment is responsible for the worldwide manufacturing, sales and distribution of the Company’s Orthodontic products. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Japan, Canada and Mexico.

Select Distribution Businesses

This segment includes responsibility for the sales and distribution for most of the Company’s dental products sold in France, United Kingdom, Italy, Austria and certain other European countries, Middle Eastern countries, India and Africa. Operating margins of the segment are reflective of the intercompany transfer price of products manufactured by other operating segments.

Implants/Endodontics/Healthcare/Pacific Rim

This segment includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This segment also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this segment is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this segment is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding India and Japan). This segment is also responsible for the worldwide design, manufacturing, sales and distribution of the Company’s healthcare products (non-dental) throughout most of the world.

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

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2013 and 2012:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$255,223	$266,244	$519,852	$521,379
Orthodontics/Canada/Mexico/Japan	82,079	83,195	153,414	153,549
Select Distribution Businesses	66,115	63,753	126,929	122,846
Implants/Endodontics/Healthcare/Pacific Rim	358,453	352,657	695,097	685,802
All Other (a)	(860)	(2,855)	(2,198)	(4,169)
Total	$761,010	$762,994	$1,493,094	$1,479,407
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$218,794	$211,604	$430,824	$423,713
Orthodontics/Canada/Mexico/Japan	73,900	73,915	138,871	137,208
Select Distribution Businesses	65,981	63,592	126,698	122,524
Implants/Endodontics/Healthcare/Pacific Rim	358,140	352,224	694,410	684,830
All Other (b)	(860)	(2,855)	(2,198)	(4,169)
Total excluding precious metal content	715,955	698,480	1,388,605	1,364,106
Precious metal content	45,055	64,514	104,489	115,301
Total including precious metal content	$761,010	$762,994	$1,493,094	$1,479,407
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$54,907	$56,852	$106,739	$109,321
Orthodontics/Canada/Mexico/Japan	937	1,054	1,766	2,233
Select Distribution Businesses	213	401	1,504	795
Implants/Endodontics/Healthcare/Pacific Rim	32,387	38,186	66,411	72,225
All Other (c)	60,238	56,328	117,665	110,309
Eliminations	(148,682)	(152,821)	(294,085)	(294,883)
Total	$—	$—	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$65,589	$65,251	$127,339	$128,596
Orthodontics/Canada/Mexico/Japan	5,028	3,228	6,891	2,961
Select Distribution Businesses	(671)	(1,020)	(2,296)	(2,461)
Implants/Endodontics/Healthcare/Pacific Rim	78,503	77,095	142,354	142,478
All Other (d)	(23,414)	(33,119)	(54,730)	(71,743)
Segment operating income	125,035	111,435	219,558	199,831

Reconciling Items:
Restructuring and other costs	2,169	2,528	2,834	3,765
Interest expense	11,507	14,323	26,728	30,105
Interest income	(2,243)	(1,984)	(4,418)	(3,862)
Other expense (income), net	4,223	982	7,141	1,045
Income before income taxes	$109,379	$95,586	$187,273	$168,778
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	June 30, 2013	December 31, 2012

Dental Consumable and Laboratory Businesses	$973,168	$1,007,307
Orthodontics/Canada/Mexico/Japan	299,275	294,348
Select Distribution Businesses	170,824	192,684
Implants/Endodontics/Healthcare/Pacific Rim	3,157,931	3,195,382
All Other (e)	273,485	282,576
Total	$4,874,683	$4,972,297
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  At June 30, 2013 and December 31, 2012, the cost of $7.2 million and $6.3 million, respectively, was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2013 and December 31, 2012 by $6.0 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $33.9 million and $32.6 million at June 30, 2013 and December 31, 2012, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	June 30, 2013	December 31, 2012

Finished goods	$263,590	$248,870
Work-in-process	76,019	72,533
Raw materials and supplies	93,580	81,537
	$433,189	$402,940

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and six months ended June 30, 2013 and 2012:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Service cost	$3,662	$3,032	$7,385	$6,010
Interest cost	2,445	2,627	4,922	5,318
Expected return on plan assets	(1,230)	(1,189)	(2,477)	(2,414)
Amortization of prior service benefit	(33)	(33)	(67)	(70)
Amortization of net actuarial loss	1,269	494	2,549	992
Curtailments and settlement gains	(235)	—	(625)	—

Net periodic benefit cost	$5,878	$4,931	$11,687	$9,836

Other Postemployment Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2013	2012	2013	2012

Service cost	$61	$18	$123	$37
Interest cost	122	118	243	235
Amortization of net actuarial loss	88	57	176	115

Net periodic benefit cost	$271	$193	$542	$387

The following sets forth the information related to the contributions to the Company’s benefit plans for 2013:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through June 30, 2013	$6,609	$162
Projected contributions for the remainder of the year	6,183	503
Total projected contributions	$12,792	$665

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2013, the Company recorded restructuring costs of $2.1 million and $2.8 million, respectively. These costs related primarily to closing locations as a result of integration activities.  During the three and six months ended June 30, 2012, the Company recorded restructuring costs of $2.1 million and $3.5 million, respectively, related primarily to employee severance. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At June 30, 2013, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$1,495	$11,412	$—	$12,907
Provisions and adjustments	—	687	541	1,228
Amounts applied	(555)	(4,137)	(244)	(4,936)
Change in estimates	—	(766)	—	(766)
Balance at June 30, 2013	$940	$7,196	$297	$8,433

	Lease/Contract Terminations
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$792	$682	$—	$1,474
Provisions and adjustments	—	28	1,317	1,345
Amounts applied	(69)	(653)	(395)	(1,117)
Change in estimate	—	(25)	—	(25)
Balance at June 30, 2013	$723	$32	$922	$1,677

	Other Restructuring Costs
(in thousands)	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$94	$—	$94
Provisions and adjustments	563	613	1,176
Amounts applied	(618)	(262)	(880)
Change in estimate	11	—	11
Balance at June 30, 2013	$39	$351	$401

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2012	Provisions and Adjustments	Amounts Applied	Change in Estimate	June 30, 2013

Dental Consumable and Laboratory Businesses	$9,132	$675	$(1,986)	$(593)	$7,228
Orthodontics/Canada/Mexico/Japan	361	165	(400)	(4)	122
Select Distribution Businesses	222	329	(262)	—	289
Implants/Endodontics/Healthcare/Pacific Rim	4,760	2,580	(4,285)	(183)	2,872
	$14,475	$3,749	$(6,933)	$(780)	$10,511

NOTE 10 – FINANCIAL INSTRUMENTS AND DERIVATIVES

Derivative Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, which primarily include the risks related to the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the Company as part of its overall risk management program. The objective of this risk management program is to reduce the volatility that these market risks may have on the Company’s operating results and equity. The Company employs derivative financial instruments to hedge certain anticipated transactions, firm commitments, or assets and liabilities denominated in foreign currencies. Additionally, the Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt and to convert fixed rate debt to variable rate debt, cross currency basis swaps to convert debt denominated in one currency to another currency and commodity swaps to fix certain variable raw material costs.

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company’s significant contracts outstanding as of June 30, 2013 are summarized in the tables that follow.

On June 19, 2013, the Company terminated 347.8 million euros of cross currency basis swaps that had been used to offset the revaluation of a euro denominated intercompany note receivable at a U.S. dollar functional entity.

On June 27, 2013, the Company dedesignated 36.0 million euros of its net investment hedges. The change in the value of the dedesignated trade will be recorded in “Other expense (income), net” on the Consolidated Statement of Operations and going forward it will offset the change in the value of a euro denominated intercompany note receivable held at a U.S. dollar functional entity.

Cash Flow Hedges

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Other expense (income), net” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company’s significant contracts outstanding as of June 30, 2013 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of June 30, 2013, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from financing activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding as of June 30, 2013 are summarized in the tables that follow.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the notional amounts and fair value of the Company’s cash flow hedges and non-designated derivatives at June 30, 2013:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	June 30, 2013

Forward sale, 17.9 million Australian dollars	$12,817	$4,000	$140	$906
Forward purchase, 9.4 million British pounds	(14,300)	—	—	(149)
Forward sale, 47.5 million Canadian dollars	24,091	20,441	1,195	1,472
Forward purchase, 21.1 million Danish kroner	(3,695)	—	—	(31)
Forward sale, 223.9 million euros	171,979	113,119	6,008	(1,007)
Forward purchase, 28.1 million Japanese yen	6,053	(6,364)	—	(2,181)
Forward sale, 171.6 million Mexican pesos	13,235	—	—	(41)
Forward purchase, 2.3 million Norwegian kroner	(380)	—	—	(14)
Forward sale, 17.2 million Polish zlotys	5,162	—	—	129
Forward sale, 3.0 million Singapore dollars	2,350	—	—	(27)
Forward sale, 8.0 billion South Korean won	7,021	—	—	(172)
Forward purchase, 1.4 billion Swedish kronor	(137,501)	(67,436)	(3,455)	(1,079)
Forward purchase, 51.9 million Swiss francs	(74,044)	18,822	892	153
Forward sale, 52.0 million Taiwanese dollars	1,737	—	—	(26)
Total foreign exchange forward contracts	$14,525	$82,582	$4,780	$(2,067)

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	June 30, 2013

Euro	$614	$940	$940	$940	$1,175	$(399)
Japanese yen	—	126,518	—	—	—	255
Swiss francs	—	—	—	68,801	—	(643)
Total interest rate swaps	$614	$127,458	$940	$69,741	$1,175	$(787)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2013	2014	June 30, 2013

Silver swap - U.S. dollar	$1,073	$1,121	$(956)
Platinum swap - U.S. dollar	1,016	1,000	(302)
Total commodity swap contracts	$2,089	$2,121	$(1,258)

Cross Currency Basis Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015 and Beyond	June 30, 2013

449.8 million euro at $1.45 pay U.S. dollar three-month LIBOR receive three-month EURIBOR	$—	$585,211	$—	$(66,473)
36.0 million euro at $1.32 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	46,841	—	—	882
191.4 million Swiss franc at 0.93 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	52,924	105,848	43,805	3,472
Total cross currency basis swap	$99,765	$691,059	$43,805	$(62,119)

At June 30, 2013, deferred net losses on derivative instruments of $5.0 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

At June 30, 2013 and December 31, 2012, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value of the cross currency interest rate swap agreements is the estimated amount the Company would (pay) receive at the reporting date, taking into account the effective interest rates, currency swap basis rates and foreign exchange rates. At June 30, 2013 and December 31, 2012, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $11.1 million and a liability of $90.7 million, respectively, which are recorded in AOCI, net of tax effects. At June 30, 2013 and December 31, 2012, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish kronor, net of these net investment hedges, were losses of $143.4 million and $71.4 million, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at June 30, 2013:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	June 30, 2013

432.5 million Swiss franc at 0.95 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	$—	$85,102	$59,910	$105,848	$206,933	$6,672
582.0 million euro at $1.27 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	757,269	—	—	—	—	(17,802)
Total cross currency basis swaps	$757,269	$85,102	$59,910	$105,848	$206,933	$(11,130)

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the Consolidated Statement of Operations. At June 30, 2013, the estimated net fair value of these interest rate swaps was an asset of $3.2 million.

The following tables summarize the notional amounts and fair value of the Company’s fair value hedges at June 30, 2013:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016	June 30, 2013

U.S. dollar	$45,000	$60,000	$45,000	$3,193
Total interest rate swap	$45,000	$60,000	$45,000	$3,193

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2,135	$477	$3,948	$711
Commodity contracts	—	—	1,137	121
Interest rate swaps	745	2,802	543	199
Cross currency basis swaps	14,868	6,563	32,561	—
Total	$17,748	$9,842	$38,189	$1,031
Not Designated as Hedges

Foreign exchange forward contracts	$3,040	$—	$3,060	$—
DIO equity option contracts	—	—	—	139
Interest rate swaps	—	—	90	309
Cross currency basis swaps	2,273	2,082	1,446	65,028
Total	$5,313	$2,082	$4,596	$65,476

	December 31, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2,353	$65	$2,243	$844
Commodity contracts	—	—	95	—
Interest rate swaps	2,192	2,535	525	948
Cross currency basis swaps	8,191	—	97,281	1,588
Total	$12,736	$2,600	$100,144	$3,380
Not Designated as Hedges

Foreign exchange forward contracts	$6,652	$—	$1,353	$—
DIO equity option contracts	—	—	—	153
Interest rate swaps	—	—	114	416
Cross currency basis swaps	537	—	40,026	55,858
Total	$7,189	$—	$41,493	$56,427

Balance Sheet Offsetting

Substantially all of the Company’s derivative contracts are subject to netting arrangements, whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements, the Company elects to present them on a gross basis in the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Derivative contracts
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	5,584	—	5,584	(649)	—	4,935
Counterparty C	10,098	—	10,098	(10,098)	—	—
Counterparty D	5,147	—	5,147	(5,147)	—	—
Counterparty E	2,632	—	2,632	(2,632)	—	—
Counterparty F	1,663	—	1,663	(1,663)	—	—
All Other	9,861	—	9,861	(3,587)	—	6,274
Total Assets	$34,985	$—	$34,985	$(23,776)	$—	$11,209

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Derivative contracts
Counterparty A	$13,086	$—	$13,086	$—	$—	$13,086
Counterparty B	649	—	649	(649)	—	—
Counterparty C	16,237	—	16,237	(10,098)	—	6,139
Counterparty D	11,485	—	11,485	(5,147)	—	6,338
Counterparty E	21,103	—	21,103	(2,632)	—	18,471
Counterparty F	34,917	—	34,917	(1,663)	—	33,254
All Other	11,815	—	11,815	(3,587)	—	8,228
Total Liabilities	$109,292	$—	$109,292	$(23,776)	$—	$85,516

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2012:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Derivative contracts
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	2,110	—	2,110	(1,142)	—	968
Counterparty C	9,682	—	9,682	(9,682)	—	—
Counterparty D	1,618	—	1,618	(1,618)	—	—
Counterparty E	1,579	—	1,579	(1,579)	—	—
Counterparty F	183	—	183	(183)	—	—
All Other	7,353	—	7,353	(2,894)	—	4,459
Total Assets	$22,525	$—	$22,525	$(17,098)	$—	$5,427

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Derivative contracts
Counterparty A	$40,176	$—	$40,176	$—	$—	$40,176
Counterparty B	1,142	—	1,142	(1,142)	—	—
Counterparty C	38,019	—	38,019	(9,682)	—	28,337
Counterparty D	10,432	—	10,432	(1,618)	—	8,814
Counterparty E	17,802	—	17,802	(1,579)	—	16,223
Counterparty F	84,260	—	84,260	(183)	—	84,077
All Other	9,613	—	9,613	(2,894)	—	6,719
Total Liabilities	$201,444	$—	$201,444	$(17,098)	$—	$184,346

The following tables summarize the statements of operations impact of the Company’s cash flow hedges for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$401	Interest expense	$(918)
Foreign exchange forward contracts	(5,324)	Cost of products sold	631
Foreign exchange forward contracts	(97)	SG&A expenses	(10)
Commodity contracts	(1,243)	Cost of products sold	45
Total	$(6,263)		$(252)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$202
Commodity contracts	Interest expense	(27)
Total		$175

Three Months Ended June 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(727)	Interest expense	$(897)
Foreign exchange forward contracts	4,785	Cost of products sold	1,842
Foreign exchange forward contracts	391	SG&A expenses	226
Commodity contracts	(581)	Cost of products sold	96
Total	$3,868		$1,267

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$278
Commodity contracts	Interest expense	11
Total		$289

Six Months Ended June 30, 2013
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$593	Interest expense	$(1,830)
Foreign exchange forward contracts	(1,302)	Cost of products sold	1,129
Foreign exchange forward contracts	89	SG&A expenses	(40)
Commodity contracts	(1,259)	Cost of products sold	202
Total	$(1,879)		$(539)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$189
Commodity contracts	Interest expense	(40)
Total		$149

Six Months Ended June 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(1,399)	Interest expense	$(1,802)
Foreign exchange forward contracts	3,351	Cost of products sold	2,992
Foreign exchange forward contracts	302	SG&A expenses	457
Commodity contracts	257	Cost of products sold	50
Total	$2,511		$1,697

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$478
Commodity contracts	Interest expense	(6)
Total		$472

The following tables summarize the statements of operations impact of the Company’s hedges of net investments for the three and six months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(13,735)	Interest income	$1,270
		Interest expense	1,345
Total	$(13,735)		$2,615

Three Months Ended June 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$73,784	Interest income	$861
		Interest expense	(412)
Total	$73,784		$449

Six Months Ended June 30, 2013
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$26,150	Interest income	$2,657
		Interest expense	(257)
Total	$26,150		$2,400

Six Months Ended June 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$23,415	Interest income	$1,633
		Interest expense	(1,618)
Total	$23,415		$15

The following tables summarize the statements of operations impact of the Company’s hedges of fair value for the three and six months ended June 30, 2013 and 2012:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	of Gains (Losses)	2013	2012	2013	2012

Interest rate swaps	Interest expense	$(151)	$646	$(89)	$1,485
Total		$(151)	$646	$(89)	$1,485

The following table summarizes the statements of operations impact of the Company’s hedges not designated as hedging for the three and six months ended June 30, 2013 and 2012:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	of Gains (Losses)	2013	2012	2013	2012

Foreign exchange forward contracts (a)	Other expense (income), net	$568	$(2,545)	$3,083	$306
DIO equity option contracts	Other expense (income), net	45	95	13	(178)
Interest rate swaps	Interest expense	11	(45)	21	(87)
Cross currency basis swaps (a)	Other expense (income), net	24,057	(30,661)	(1,376)	(12,116)
Total		$24,681	$(33,156)	$1,741	$(12,075)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Amounts recorded in AOCI related to cash flow hedging instruments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, net of tax)	2013	2012	2013	2012

Beginning balance	$(13,852)	$(13,944)	$(17,481)	$(12,737)

Changes in fair value of derivatives	(5,010)	2,980	(1,503)	2,312
Reclassifications to earnings from equity	81	(1,193)	203	(1,732)
Total activity	(4,929)	1,787	(1,300)	580

Ending balance	$(18,781)	$(12,157)	$(18,781)	$(12,157)

Amounts recorded in AOCI related to hedges of net investments in foreign operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, net of tax)	2013	2012	2013	2012

Beginning balance	$(140,304)	$(42,524)	$(71,358)	$(143,730)

Foreign currency translation adjustment	1,316	(175,281)	(100,623)	(48,473)
Changes in fair value of:
Foreign currency debt	4,014	(1,262)	12,518	4,062
Derivative hedge instruments	(8,433)	45,303	16,056	14,377
Total activity	(3,103)	(131,240)	(72,049)	(30,034)

Ending balance	$(143,407)	$(173,764)	$(143,407)	$(173,764)

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,480.0 million and $1,450.3 million, respectively, at June 30, 2013.   At December 31, 2012, the Company estimated the fair value and carrying value, including the current portion, was $1,515.2 million and $1,472.9 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of June 30, 2013. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$3,547	$—	$3,547	$—
Cross currency basis swaps	25,785	—	25,785	—
Foreign exchange forward contracts	5,652	—	5,652	—
DIO Corporate convertible bonds	61,558	—	—	61,558
Total assets	$96,542	$—	$34,984	$61,558

Liabilities
Interest rate swaps	$1,141	$—	$1,141	$—
Commodity contracts	1,258	—	1,258	—
Cross currency basis swaps	99,034	—	99,034	—
Foreign exchange forward contracts	7,719	—	7,719	—
Long term debt	153,214	—	153,214	—
DIO equity option contracts	139	—	—	139
Total liabilities	$262,505	$—	$262,366	$139

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,727	$—	$4,727	$—
Cross currency basis swaps	8,728	—	8,728	—
Foreign exchange forward contracts	9,070	—	9,070	—
DIO Corporate convertible bonds	75,143	—	—	75,143
Total assets	$97,668	$—	$22,525	$75,143

Liabilities
Interest rate swaps	$2,003	$—	$2,003	$—
Commodity contracts	95	—	95	—
Cross currency basis swaps	194,753	—	194,753	—
Foreign exchange forward contracts	4,440	—	4,440	—
Long term debt	154,560	—	154,560	—
DIO equity option contracts	153	—	—	153
Total liabilities	$356,004	$—	$355,851	$153

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

The Company uses the income method valuation technique to estimate the fair value of the DIO corporate bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies approximately a 15% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

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

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporate Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2012	$75,143	$(153)
Unrealized loss:
Reported in AOCI, pretax	(12,707)	—
Unrealized gain:
Reported in other expense (income), net	—	13
Effects of exchange rate changes	(878)	1
Balance at June 30, 2013	$61,558	$(139)

For the six months ended June 30, 2013, there were no purchases, issuances or transfers of Level 3 financial instruments.

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

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2013 on thirteen reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 8.4% to 11.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2012	$488,206	$102,065	$92,473	$1,528,209	$2,210,953
Business unit transfer (a)	—	(4,364)	(13,770)	18,134	—
Effects of exchange rate changes	(2,773)	(3,568)	(970)	(45,113)	(52,424)
Balance at June 30, 2013	$485,433	$94,133	$77,733	$1,501,230	$2,158,529
(a) Goodwill moved represents the business unit’s relative fair value within the segment from which it was moved from as required by US GAAP.

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$178,253	$(85,481)	$92,772	$179,512	$(81,390)	$98,122
Trademarks	81,372	(34,859)	46,513	83,073	(33,129)	49,944
Licensing agreements	31,423	(19,801)	11,622	30,695	(18,966)	11,729
Customer relationships	477,507	(64,650)	412,857	491,859	(50,632)	441,227
Total definite-lived	$768,555	$(204,791)	$563,764	$785,139	$(184,117)	$601,022

Trademarks and In-process R&D	$222,903	$—	$222,903	$229,620	$—	$229,620

Total identifiable intangible assets	$991,458	$(204,791)	$786,667	$1,014,759	$(184,117)	$830,642

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” A Class Notice was mailed on September 14, 2012. The Company is filing a Motion for Decertification which will be the subject of a hearing in mid-August. The case is currently scheduled for trial in September 2013.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice. The Company’s motion to dismiss this new complaint was denied and the case will now proceed under the name “Center City Periodontists.” The Court recently granted the Company’s Motion and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim.

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an ongoing internal review by the Company. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

At this stage of the inquiries, the Company is unable to predict the ultimate outcome of these matters or what impact, if any, the outcome of these matters might have on the Company’s consolidated financial position, results of operations or cash flows. Violations of export control or economic sanctions laws or regulations could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings, which actions could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations. At this time, no claims have been made against the Company.

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage.  The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses.  Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages.  Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, fiduciary and directors’ and officers’ liability insurance up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses.  In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

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

OVERVIEW

Highlights

•
For the quarter ended June 30, 2013, worldwide internal sales growth, excluding precious metal content, was 2.7%, with the United States experiencing strong internal sales growth of 6.2% for the quarter, followed by Europe with 1.0% and rest of world with 0.9%. For the first six months of 2013, internal growth was 2.1%, with the United States growing at 4.1%, Europe up 0.9% and the rest of world up 1.8%.

•
The second quarter 2013 earnings per share of $0.60 grew 7.1% from $0.56 in the same period in 2012. On an adjusted basis, a non-GAAP measure, earnings per share of $0.66 grew 6.5% from $0.62 in the second quarter of 2012. For the first six months of 2013 earnings per diluted share was $1.10 compared with $0.93 in the same prior year period. Adjusted earnings per share, a non-GAAP measure, were $1.18 in 2013 and $1.14 in the same 2012 period.

•	Operating cash flow in the first six months of 2013 was $132 million, a 28% increase versus $103 million for the first six months 2012.

Company Profile

DENTSPLY International Inc. is a leading manufacturer and distributor of dental and other consumable medical device products.  The Company believes it is the world’s largest manufacturer of consumable dental products for the professional dental market.  For over 110 years, DENTSPLY’s commitment to innovation and professional collaboration has enhanced its portfolio of branded consumables and small equipment.  Headquartered in the United States, the Company has global operations with sales in more than 120 countries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company’s largest markets, the Company serves all major markets worldwide.

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

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the professional dental and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental and consumable medical device products, they involve new technologies and there can be no assurance that commercialized products will be developed.

The Company intends to continue to pursue opportunities to expand the Company’s product offerings through acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they are still fragmented industries. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industries for the foreseeable future, however it plans to be very focused in the near-term on the integration of its recent acquisitions and associated debt reduction.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar against various foreign currencies. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

In the first half of 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2013 COMPARED TO QUARTER ENDED JUNE 30, 2012

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

	Three Months Ended
	June 30,
(in millions)	2013	2012	$ Change	% Change

Net sales	$761.0	$763.0	$(2.0)	(0.3%)
Less: precious metal content of sales	45.0	64.5	(19.5)	(30.2%)
Net sales, excluding precious metal content	$716.0	$698.5	$17.5	2.5%

Net sales, excluding precious metal content, for the three months ended June 30, 2013 was $716.0 million, an increase of 2.5% over the second quarter of 2012.  The change in net sales, excluding precious metal content, was primarily a result of internal growth.  Precious metal content of sales declined primarily as a result of lower refinery volume as compared to the same year ago period.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

	Three Months Ended June 30, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	6.2%	1.0%	0.9%	2.7%
Acquisition sales growth	—%	0.1%	—%	—%
Constant currency sales growth	6.2%	1.1%	0.9%	2.7%

United States

Net sales, excluding precious metal content, increased by 6.2% in the second quarter of 2013 as compared to the second quarter of 2012, led by strong internal sales growth in dental specialty products.

Europe

Net sales, excluding precious metal content, increased by 1.1% in the second quarter of 2013 on a constant currency basis, including 1.0% of internal sales growth. The internal growth reflects growth in sales of dental consumable and dental laboratory products, while sales of dental specialty products contracted slightly.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 0.9% in the second quarter of 2013 on a constant currency and internal sales growth basis primarily due to the increased demand for dental consumable products. Growth was negatively impacted by the Company's strategic decision in the second quarter to modify its distribution channel in the Middle East by discontinuing sales to certain dealers in the region.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$415.0	$407.5	$7.5	1.8%

Gross profit as a percentage of net sales, including precious metal content	54.5%	53.4%
Gross profit as a percentage of net sales, excluding precious metal content	58.0%	58.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 30 basis points for the quarter ended June 30, 2013 compared to the same quarter of 2012.  The margin rate was primarily impacted by the medical device federal excise tax under the Affordable Care Act effective January 1, 2013.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2013	2012	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$289.9	$296.0	$(6.1)	(2.1%)
Restructuring and other costs	$2.2	$2.5	$(0.3)	(12.0%)

SG&A as a percentage of net sales, including precious metal content	38.1%	38.8%
SG&A as a percentage of net sales, excluding precious metal content	40.5%	42.4%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased in the quarter ended June 30, 2013 by 190 basis points when compared to the same quarter of 2012. This improvement was primarily due to cost savings across a number of businesses and synergies from the integration of recent acquisitions, including lower marketing expenses.

Restructuring and Other Costs

During the quarter ended June 30, 2013, the Company recorded net restructuring and other costs of $2.2 million.  In the same quarter of 2012, the Company incurred costs of $2.5 million (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2013	2012	Change

Net interest expense	$9.3	$12.3	$(3.0)
Other expense (income), net	4.2	1.0	3.2
Net interest and other expense	$13.5	$13.3	$0.2

Net Interest Expense

Net interest expense for the second quarter of 2013 was $3.0 million lower compared to the three months ended June 30, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the same period of 2012 and non-cash fair value adjustments of $1.1 million related to cross currency basis swaps designated as net investment hedges and credit risk adjustment on the fair value of the Company’s total hedge portfolio.

Other Expense (Income), Net

Other expense (income), net in the second quarter of 2013 was $3.2 million higher compared to the three months ended June 30, 2012. Other expense (income), net in the three months ended June 30, 2013 of $4.2 million is comprised primarily of $2.8 million of non-cash charges relating to fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $1.1 million currency transaction losses. Other expense (income), net in the three months ended June 30, 2012 was $1.0 million including $0.6 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2013	2012	$ Change

Effective income tax rate	20.9%	15.6%

Equity in net earnings of unconsolidated affiliated company	$2.2	$1.3	$0.9

Net income attributable to noncontrolling interests	$1.5	$1.3	$0.2

Net income attributable to DENTSPLY International	$87.2	$80.8	$6.4

Earnings per common share - diluted	$0.60	$0.56

Provision for Income Taxes

The Company’s effective tax rate for the second quarter of 2013 and 2012 was 20.9% and 15.6%, respectively. The Company’s effective tax rate for the three months of 2013 was favorably impacted by the Company’s post-acquisition restructuring activities. The second quarter of 2012 included a favorable impact to the tax rate of $5.5 million as a result of a favorable resolution of tax contingencies that did not impact the same period in 2013.

The Company’s effective income tax rate for 2013 includes the impact of amortization on purchased intangibles assets, integration and restructuring and other costs, income related to credit risk adjustments on outstanding derivatives and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $15.6 million and $4.6 million, respectively.

In 2012, the Company’s effective income tax rate included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $20.7 million and $12.0 million, respectively.

Equity in net earnings of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net income of $2.2 million and $1.3 million on an after-tax basis for the second quarter of 2013 and 2012, respectively.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market net income recorded by DIO for the second quarter of 2013 and 2012 was approximately $2.4 million and $1.0 million, respectively.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share. The Company discloses adjusted net income attributable to DENTSPLY International to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and certain large non-cash charges related to purchased intangible assets. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation. The adjusted net income attributable to DENTSPLY International consists of net income attributable to DENTSPLY International adjusted to exclude the impact of the following:

(1) Acquisition related costs. These adjustments include costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process. These costs are irregular in timing and as such may not be indicative of past and future performance of the Company and are therefore excluded to allow investors to better understand underlying operating trends.
(2) Restructuring and other costs, including legal settlements. These adjustments include both costs and income that are irregular in timing, amount and impact to the Company’s financial performance. As such, these items may not be indicative of past and future performance of the Company and are therefore excluded for the purpose of understanding underlying operating trends.
(3) Amortization of purchased intangible assets. This adjustment excludes the periodic amortization expense related to purchased intangible assets. Following a significant acquisition in 2011, the Company began recording large non-cash charges related to the values attributed to purchased intangible assets. These charges have been excluded from adjusted net income attributed to DENTSPLY International to allow investors to evaluate and understand operating trends excluding these large non-cash charges.
(4) Income related to credit risk and fair value adjustments. These adjustments include both the cost and income impacts of adjustments in certain assets and liabilities that are recorded through net income which are due solely to the changes in fair value and credit risk. These items can be variable and driven more by market conditions than the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
(5) Certain fair value adjustments at an unconsolidated affiliated company. This adjustment represents the fair value adjustment of the unconsolidated affiliated company’s convertible debt instrument held by the Company. The affiliate is accounted for under the equity method of accounting. The fair value adjustment is driven by open market pricing of the affiliate’s equity instruments, which has a high degree of variability and may not be indicative of the operating performance of the affiliate or the Company.
(6) Income tax related adjustments. These adjustments include both income tax expenses and income tax benefits that are representative of income tax adjustments mostly related to prior periods, as well as the final settlement of income tax audits. These adjustments are irregular in timing and amount and may significantly impact the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
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

	Three Months Ended June 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$87,228	$0.60
Amortization of purchased intangible assets, net of tax	8,002	0.06
Restructuring and other costs, including legal settlements, net of tax	1,962	0.01
Acquisition related activities, net of tax	746	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	457	—
Income tax related adjustments	(118)	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(2,446)	(0.02)
Adjusted non-US GAAP earnings	$95,831	$0.66

	Three Months Ended June 30, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$80,764	$0.56
Amortization of purchased intangible assets, net of tax	9,007	0.06
Acquisition related activities, net of tax	2,993	0.02
Restructuring and other costs, net of tax	1,990	0.02
Orthodontics business continuity costs, net of tax	213	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(1,060)	(0.01)
Income tax related adjustments	(5,380)	(0.03)
Adjusted non-US GAAP earnings	$88,527	$0.62

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$218.8	$211.6	$7.2	3.4%

Orthodontics/Canada/Mexico/Japan	$73.9	$73.9	$—	NM

Select Distribution Businesses	$66.0	$63.6	$2.4	3.8%

Implants/Endodontics/Healthcare/Pacific Rim	$358.1	$352.2	$5.9	1.7%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$65.6	$65.3	$0.3	0.5%

Orthodontics/Canada/Mexico/Japan	$5.0	$3.2	$1.8	NM

Select Distribution Businesses	$(0.7)	$(1.0)	$0.3	NM

Implants/Endodontics/Healthcare/Pacific Rim	$78.5	$77.1	$1.4	1.8%
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $7.2 million, or 3.4% during the three months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 2.6% as compared to the same period in 2012 mostly as a result of increased sales of dental consumables products.

Operating income increased $0.3 million for the three months ended June 30, 2013 compared to 2012. Gross margins increased $2.1 million due to higher sales volume partially offset by higher SG&A expenses.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, were flat for the three months ended June 30, 2013 compared to 2012. On a constant currency basis, net sales, excluding precious metal content, increased 4.3% due to stronger sales across all businesses. Currency translation had a negative 3.7% impact on net sales, excluding precious metal content, primarily due the weakening of the Japanese yen.

Operating income increased $1.8 million compared to the same year ago period primarily due to increased sales and the continuing improved operating leverage in the orthodontic business as it recovered from a supply outage in 2011 and 2012.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $2.4 million, or 3.8% during the three months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 2.2% when compared to the same period of 2012.  The growth was primarily related to increased sales of dental consumable and endodontic products.

Operating income improved $0.3 million during the three months ended June 30, 2013 compared to 2012.  Gross profit increased $2.6 million due to higher sales volume which was partially offset by higher SG&A expenses for the emerging markets during the three months ended June 30, 2013 compared to 2012.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $5.9 million, or 1.7%, during the three months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 1.9% primarily driven by sales growth in endodontic and consumable medical device products partially offset by slightly lower sales of implant products.

Operating income for the three months ended June 30, 2013 increased $1.4 million or 1.8%, compared to 2012. SG&A decreased $4.8 million due to lower integration and marketing expenses partially offset by negative sales mix within the segment primarily as a result of the integration of the implant business in Germany.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Net Sales

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change	% Change

Net sales	$1,493.1	$1,479.4	$13.7	0.9%
Less: precious metal content of sales	104.5	115.3	(10.8)	(9.4%)
Net sales, excluding precious metal content	$1,388.6	$1,364.1	$24.5	1.8%

Net sales, excluding precious metal content, for the six months ended June 30, 2013 was $1,388.6 million, an increase of 1.8% over the same period of 2012.  The change in net sales, excluding precious metal content, was primarily a result of the 2.1% of internal growth partially offset by negative foreign currency translation.  Precious metal content of sales declined primarily as a result of lower volume of precious metal alloys as compared to the same year ago period.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

	Six Months Ended June 30, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	4.1%	0.9%	1.8%	2.1%
Acquisition sales growth	—%	0.2%	—%	0.1%
Constant currency sales growth	4.1%	1.1%	1.8%	2.2%

United States

Net sales, excluding precious metal content, increased by 4.1% in the six months ended June 30, 2013 as compared to the June 30, 2012, led primarily by internal sales growth in dental specialty products.

Europe

Net sales, excluding precious metal content, increased by 1.1% in the six months ended June 30, 2013 on a constant currency basis, including 0.9% of internal sales growth. The internal growth was primarily driven by increased sales of dental consumable products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 1.8% in the six months ended June 30, 2013 on a constant currency and internal sales growth basis, primarily due to the increased sales across all product categories. Growth was negatively impacted by the Company's strategic decision in the second quarter to modify its distribution channel in the Middle East by discontinuing sales to certain dealers in the region.

Gross Profit

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$803.2	$800.2	$3.0	0.4%

Gross profit as a percentage of net sales, including precious metal content	53.8%	54.1%
Gross profit as a percentage of net sales, excluding precious metal content	57.8%	58.7%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 90 basis points for the six months ended June 30, 2013 compared to the same six month period of 2012.  The margin rate was primarily impacted by the medical device federal excise tax under the Affordable Care Act effective January 1, 2013 and unfavorable sales mix.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$583.6	$600.4	$(16.8)	(2.8%)
Restructuring and other costs	$2.8	$3.8	$(1.0)	(26.3%)

SG&A as a percentage of net sales, including precious metal content	39.1%	40.6%
SG&A as a percentage of net sales, excluding precious metal content	42.0%	44.0%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased 2.0 percentage points for the six months ended June 30, 2013 when compared to the same period of 2012. This improvement was primarily due to cost savings across a number of businesses and synergies from the integration of recent acquisitions, including lower marketing expenses.

Restructuring and Other Costs

During the six months ended June 30, 2013, the Company recorded net restructuring and other costs of $2.8 million.  In the same period of 2012, the Company incurred costs of $3.8 million (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2013	2012	Change

Net interest expense	$22.3	$26.2	$(3.9)
Other expense (income), net	7.1	1.0	6.1
Net interest and other expense	$29.4	$27.2	$2.2

Net Interest Expense

Net interest expense for the six months ended June 30, 2013 was $3.9 million lower compared to the six months ended June 30, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the same period in 2012, partially offset by non-cash fair value adjustments of $1.6 million related to cross currency basis swaps designated as net investment hedges and a credit risk adjustment on the fair value of the Company’s total hedge portfolio.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2013 was $6.1 million higher compared to the six months ended June 30, 2012. Other expense (income), net in the six months ended June 30, 2013 was $7.1 million, comprised primarily of $5.6 million of fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $1.3 million of currency transaction losses. Other expense (income), net in the six months ended June 30, 2012 was $1.0 million, including $0.9 million of currency transaction losses.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2013	2012	$ Change

Effective income tax rate	14.1%	17.5%

Equity in net earnings (loss) of unconsolidated affiliated company	$0.4	$(2.9)	$3.3

Net income attributable to noncontrolling interests	$2.4	$2.2	$0.2

Net income attributable to DENTSPLY International	$158.9	$134.0	$24.9

Earnings per common share - diluted	$1.10	$0.93

Provision for Income Taxes

The Company’s effective tax rate for the first six months of 2013 and 2012 was 14.1% and 17.5%, respectively. The Company’s effective tax rate for the six months of 2013 was favorably impacted by the Company’s post-acquisition restructuring activities and the recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, a benefit of $1.4 million related to the settlement of various tax matters and a benefit of $1.9 million related to prior year tax matters. During the first six months of 2012, the Company recorded a tax benefit of $6.9 million as a result of favorable resolution of tax contingencies.

The Company’s effective income tax rate for 2013 includes the impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $34.9 million and $22.3 million, respectively.

In 2012, the Company’s effective income tax rate included the impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $46.3 million and $20.0 million, respectively.

Equity in net earnings (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO resulted in net income of $0.4 million on an after-tax basis for the six months ended June 30, 2013 and a net loss of $2.9 million on an after-tax basis for the same period in 2012.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market gain recorded by DIO for the six months ended June 30, 2013 was approximately $0.5 million and a mark-to-market loss recorded by DIO of approximately $3.5 million for the same period in 2012.

Net Income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share. The Company discloses adjusted net income attributable to DENTSPLY International to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and certain large non-cash charges related to purchased intangible assets. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation. The adjusted net income attributable to DENTSPLY International consists of net income attributable to DENTSPLY International adjusted to exclude the impact of the following:

(1) Acquisition related costs. These adjustments include costs related to integrating recently acquired businesses and specific costs related to the consummation of the acquisition process. These costs are irregular in timing and as such may not be indicative of past and future performance of the Company and are therefore excluded to allow investors to better understand underlying operating trends.
(2) Restructuring and other costs, including legal settlements. These adjustments include both costs and income that are irregular in timing, amount and impact to the Company’s financial performance. As such, these items may not be indicative of past and future performance of the Company and are therefore excluded for the purpose of understanding underlying operating trends.
(3) Amortization of purchased intangible assets. This adjustment excludes the periodic amortization expense related to purchased intangible assets. Following a significant acquisition in 2011, the Company began recording large non-cash charges related to the values attributed to purchased intangible assets. These charges have been excluded from adjusted net income attributed to DENTSPLY International to allow investors to evaluate and understand operating trends excluding these large non-cash charges.
(4) Income related to credit risk and fair value adjustments. These adjustments include both the cost and income impacts of adjustments in certain assets and liabilities that are recorded through net income which are due solely to the changes in fair value and credit risk. These items can be variable and driven more by market conditions than the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
(5) Certain fair value adjustments at an unconsolidated affiliated company. This adjustment represents the fair value adjustment of the unconsolidated affiliated company’s convertible debt instrument held by the Company. The affiliate is accounted for under the equity method of accounting. The fair value adjustment is driven by open market pricing of the affiliate’s equity instruments, which has a high degree of variability and may not be indicative of the operating performance of the affiliate or the Company.
(6) Income tax related adjustments. These adjustments include both income tax expenses and income tax benefits that are representative of income tax adjustments mostly related to prior periods, as well as the final settlement of income tax audits. These adjustments are irregular in timing and amount and may significantly impact the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
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

	Six Months Ended June 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$158,913	$1.10
Amortization of purchased intangible assets, net of tax	16,378	0.11
Credit risk and fair value adjustments to outstanding derivatives, net of tax	3,190	0.02
Restructuring and other costs, including legal settlements, net of tax	2,501	0.02
Acquisition related activities, net of tax	2,099	0.01
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(519)	—
Income tax related adjustments	(11,505)	(0.08)
Adjusted non-US GAAP earnings	$171,057	$1.18

	Six Months Ended June 30, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$134,049	$0.93
Amortization of purchased intangible assets, net of tax	19,989	0.14
Acquisition related activities, net of tax	7,789	0.05
Loss on fair value adjustments at an unconsolidated affiliated company, net of tax	3,595	0.03
Restructuring and other costs, net of tax	3,154	0.02
Orthodontics business continuity costs, net of tax	621	—
Income tax related adjustments	(5,414)	(0.03)
Adjusted non-US GAAP earnings	$163,783	$1.14

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$430.8	$423.7	$7.1	1.7%

Orthodontics/Canada/Mexico/Japan	$138.9	$137.2	$1.7	1.2%

Select Distribution Businesses	$126.7	$122.5	$4.2	3.4%

Implants/Endodontics/Healthcare/Pacific Rim	$694.4	$684.8	$9.6	1.4%

Segment Operating Income

	Six Months Ended June 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$127.3	$128.6	$(1.3)	(1.0%)

Orthodontics/Canada/Mexico/Japan	$6.9	$3.0	$3.9	NM

Select Distribution Businesses	$(2.3)	$(2.5)	$0.2	(8.0%)

Implants/Endodontics/Healthcare/Pacific Rim	$142.4	$142.5	$(0.1)	(0.1%)
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $7.1 million during the six months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 1.3% as compared to the same period in 2012, primarily due to increased sales of dental consumable products partially offset by lower sales of dental laboratory products.

Operating income decreased $1.3 million for the six months ended June 30, 2013 compared to 2012. SG&A expenses increased $3.0 million in 2013 primarily due to higher pension expense and costs related to a biannual marketing event. Gross profit increased $1.8 million in 2013 primarily due to the sales growth noted above.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, increased $1.7 million, during the six months ended June 30, 2013 compared to 2012. On a constant currency basis, net sales, excluding precious metal content, increased 4.9% primarily due to increased dental specialty product sales from the orthodontic businesses.

Operating income increased $3.9 million compared to the same year ago period primarily due to lower SG&A expenses in 2013 from improved operating leverage in the orthodontic business as it recovered from a supply outage in 2011 and 2012.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $4.2 million during the six months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 3.0% when compared to the same period of 2012.  The growth was primarily related to increased sales of dental consumable and dental specialty products.

Operating income improved $0.2 million during the six months ended June 30, 2013 compared to 2012.  Gross profit increased $3.1 million due to higher sales volumes noted above partially offset by higher SG&A expenses in emerging markets.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $9.6 million during the six months ended June 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 1.8% primarily driven by sales growth in endodontic and consumable medical device products partially offset by slightly lower sales in implants.

Operating income for the six months ended June 30, 2013 decreased $0.1 million, compared to 2012. Gross profit decreased $10.5 million as result of the negative sales mix within the segment primarily as a result of the integration of the implant business in Germany, offset by lower SG&A expenses compared to 2012, due to lower integration and marketing expenses.

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

The performance of the Company's 2013 annual impairment tests did not result in any impairment of the Company's goodwill. The WACC rates utilized in the 2013 analysis ranged from 8.4% to 11.5%. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2013, the fair value of those reporting units would still exceed their net book value. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 50 basis points at April 30, 2013, the fair value of all reporting units still exceed their net book value.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2013

Cash flow from operating activities during the six months ended June 30, 2013 was $131.9 million compared to $103.4 million during the six months ended June 30, 2012. Net income during the six month period ended June 30, 2013 increased by $25.0 million to $161.3 million compared to the prior year period. Depreciation and amortization expense for the six months ended June 30, 2013 decreased by $3.2 million compared to the prior year period. Working capital during the six month period ended June 30, 2013 decreased by $9.3 million compared to the prior year. On a constant currency basis, as of June 30, 2013, reported days for inventory increased by 10 days to 116 days and accounts receivable increased by 6 days to 59 days, respectively, as compared to December 31, 2012. The Company anticipates that inventory levels may continue to increase slightly for a couple of more quarters and then gradually return to more normal levels during 2014.

Investing activities during the first six months of 2013 include capital expenditures of $45.2 million and the settlement of Swiss franc net investment hedges totaling $87.3 million. The Company expects capital expenditures to be approximately $100 million for the full year 2013. Financing activities included the buyout of minority shareholders of a consolidated subsidiary for $9.0 million.

At June 30, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the three months ended June 30, 2013, the Company purchased 1.5 million shares of common stock at cost of $62.3 million at an average price of $41.77 per share.  As of June 30, 2013, the Company held 20.6 million shares of treasury stock. The Company received proceeds of $31.2 million as a result of the exercise of 1.1 million of stock options during the six months ended June 30, 2013.

The Company’s total borrowings increased by a net of $19.9 million during the six months ended June 30, 2013. This change included an increase of $40.2 million in short-term commercial paper and a decrease of $20.3 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2013, the Company’s ratio of total net debt to total capitalization was 39.3% compared to 39.0% at December 31, 2012. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2013, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At June 30, 2013, outstanding borrowings were $84.7 million under the multi-currency revolving facility.

The Company also has access to $74.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2013, the Company had $5.9 million outstanding under these short-term lines of credit. At June 30, 2013, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $483.5 million.

At June 30, 2013, the Company held $80.1 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At June 30, 2013, the majority of the Company’s cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, may potentially be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, in order to repay a portion of its commercial paper. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2013 utilizing available commercial paper, cash and other financing.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

At June 30, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended June 30, 2013, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

April 1, 2013 to April 30, 2013	—	$—	$—	14,452.9
May 1, 2013 to May 31, 2013	936.6	41.71	39,064.9	13,970.2
June 1, 2013 to June 30, 2013	554.3	41.88	23,212.9	13,448.8
	1,490.9	$41.77	$62,277.8

Item 6 – Exhibits

Exhibit Number	Description
3.1	Restated Certification of Incorporation
3.2	By-Laws, as amended
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	August 1, 2013
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	August 1, 2013
	Christopher T. Clark	Date
President and
Chief Financial Officer