Form 10-Q
period 2013-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2013-10-29
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 22, 2013, DENTSPLY International Inc.had 142,652,236 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$704,018	$695,734	$2,197,112	$2,175,141
Cost of products sold	327,601	331,619	1,017,539	1,010,807

Gross profit	376,417	364,115	1,179,573	1,164,334
Selling, general and administrative expenses	269,165	260,352	852,763	860,740
Restructuring and other costs	2,231	15,097	5,065	18,862

Operating income	105,021	88,666	321,745	284,732

Other income and expenses:
Interest expense	11,442	13,948	38,170	44,053
Interest income	(2,138)	(2,342)	(6,556)	(6,204)
Other expense (income), net	1,581	1,279	8,723	2,324

Income before income taxes	94,136	75,781	281,408	244,559
Provision for income taxes	13,187	18,960	39,599	48,550
Equity in net (loss) earnings of unconsolidated affiliated company	(83)	(2,529)	320	(5,448)

Net income	80,866	54,292	242,129	190,561
Less: Net income attributable to noncontrolling interests	1,015	928	3,366	3,148

Net income attributable to DENTSPLY International	$79,851	$53,364	$238,763	$187,413

Earnings per common share:
Basic	$0.56	$0.38	$1.67	$1.32
Diluted	$0.55	$0.37	$1.65	$1.30

Weighted average common shares outstanding:
Basic	142,421	141,843	142,705	141,767
Diluted	144,698	143,884	144,952	143,885

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$80,866	$54,292	$242,129	$190,561

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	140,374	104,168	52,118	58,893
Net (loss) gain on derivative financial instruments	(31,997)	(11,214)	(17,241)	3,743
Net unrealized holding (loss) gain on available-for-sale securities	(1,916)	15,373	(10,905)	30,419
Pension liability adjustments	(1,692)	44	1,624	1,710
Total other comprehensive income (loss), net of tax	104,769	108,371	25,596	94,765

Total comprehensive income	185,635	162,663	267,725	285,326

Less: Comprehensive income attributable
to noncontrolling interests	2,666	1,366	4,866	2,722

Comprehensive income attributable to
DENTSPLY International	$182,969	$161,297	$262,859	$282,604

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$50,658	$80,132
Accounts and notes receivables-trade, net	502,370	442,412
Inventories, net	448,277	402,940
Prepaid expenses and other current assets	151,840	185,612

Total Current Assets	1,153,145	1,111,096

Property, plant and equipment, net	628,509	614,705
Identifiable intangible assets, net	800,470	830,642
Goodwill, net	2,218,136	2,210,953
Other noncurrent assets, net	209,719	204,901

Total Assets	$5,009,979	$4,972,297

Liabilities and Equity
Current Liabilities:
Accounts payable	$136,945	$165,290
Accrued liabilities	335,745	424,336
Income taxes payable	33,923	39,191
Notes payable and current portion of long-term debt	270,948	298,963

Total Current Liabilities	777,561	927,780

Long-term debt	1,164,794	1,222,035
Deferred income taxes	226,668	232,641
Other noncurrent liabilities	361,938	340,398

Total Liabilities	2,530,961	2,722,854

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2013 and December 31, 2012.	1,628	1,628
Capital in excess of par value	250,153	246,548
Retained earnings	3,030,252	2,818,461
Accumulated other comprehensive loss	(120,104)	(144,200)
Treasury stock, at cost, 20.6 million and 20.5 million shares at September 30, 2013 and December 31, 2012, respectively.	(723,488)	(713,739)
Total DENTSPLY International Equity	2,438,441	2,208,698

Noncontrolling interests	40,577	40,745

Total Equity	2,479,018	2,249,443

Total Liabilities and Equity	$5,009,979	$4,972,297
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:

Net income	$242,129	$190,561

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,545	59,509
Amortization	34,700	37,289
Amortization of deferred financing costs	3,842	5,749
Deferred income taxes	(32,096)	(2,702)
Share-based compensation expense	18,027	17,248
Restructuring and other costs - noncash	843	14,207
Stock option income tax benefit	(2,262)	(11,201)
Equity in (earnings) loss from unconsolidated affiliates	(320)	5,448
Other non-cash expense (income)	3,422	(8,354)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(65,455)	(41,943)
Inventories, net	(45,284)	(54,329)
Prepaid expenses and other current assets	26,137	(23,798)
Other noncurrent assets, net	992	(2,743)
Accounts payable	(25,099)	(11,557)
Accrued liabilities	706	9,488
Income taxes	29,544	17,802
Other noncurrent liabilities	6,895	1,391

Net cash provided by operating activities	258,266	202,065

Cash flows from investing activities:

Capital expenditures	(73,500)	(64,859)
Cash paid for acquisitions of businesses, net of cash acquired	(3,939)	—
Cash received on derivatives	9,172	—
Cash paid on derivatives	(95,667)	(14,221)
Expenditures for identifiable intangible assets	(1,049)	(196)
Purchase of Company-owned life insurance policies	—	(1,577)
Proceeds from sale of property, plant and equipment, net	3,092	553

Net cash used in investing activities	(161,891)	(80,300)

Cash flows from financing activities:

Net change in short-term borrowings	8,789	(115,468)
Cash paid for treasury stock	(72,381)	(38,839)
Cash dividends paid	(25,895)	(23,561)
Cash paid for contingent consideration on prior acquisitions	—	(2,519)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(8,960)	—
Proceeds from long-term borrowings	174,628	—
Repayments of long-term borrowings	(251,335)	—
Proceeds from exercise of stock options	48,350	24,830
Excess tax benefits from share-based compensation	2,262	11,201
Cash received on derivative contracts	21	—
Cash paid on derivative contracts	(129)	(1,229)

Net cash used in financing activities	(124,650)	(145,585)

Effect of exchange rate changes on cash and cash equivalents	(1,199)	2,767

Net decrease in cash and cash equivalents	(29,474)	(21,053)

Cash and cash equivalents at beginning of period	80,132	77,128

Cash and cash equivalents at end of period	$50,658	$56,075

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	187,413	—	—	187,413	3,148	190,561

Other comprehensive income (expense)	—	—	—	95,191	—	95,191	(426)	94,765

Exercise of stock options	—	(8,449)	—	—	33,279	24,830	—	24,830
Tax benefit from stock options exercised	—	11,201	—	—	—	11,201	—	11,201
Share based compensation expense	—	17,248	—	—	—	17,248	—	17,248
Funding of Employee Stock Ownership Plan	—	370	—	—	3,272	3,642	—	3,642
Treasury shares purchased	—	—	—	—	(38,839)	(38,839)	—	(38,839)
RSU distributions	—	(8,386)	—	—	5,097	(3,289)	—	(3,289)
RSU dividends	—	173	(173)	—	—	—	—	—
Cash dividends ($0.1650 per share)	—	—	(23,403)	—	—	(23,403)	—	(23,403)
Balance at September 30, 2012	$1,628	$241,844	$2,699,546	$(95,779)	$(725,168)	$2,122,071	$38,796	$2,160,867

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	238,763	—	—	238,763	3,366	242,129

Other comprehensive income	—	—	—	24,096	—	24,096	1,500	25,596

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(5,569)	—	—	53,919	48,350	—	48,350
Tax benefit from stock options exercised	—	2,262	—	—	—	2,262	—	2,262
Share based compensation expense	—	18,027	—	—	—	18,027	—	18,027
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(72,381)	(72,381)	—	(72,381)
RSU distributions	—	(8,378)	—	—	5,015	(3,363)	—	(3,363)
RSU dividends	—	230	(230)	—	—	—	—	—
Cash dividends ($0.1875 per share)	—	—	(26,742)	—	—	(26,742)	—	(26,742)
Balance at September 30, 2013	$1,628	$250,153	$3,030,252	$(120,104)	$(723,488)	$2,438,441	$40,577	$2,479,018

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which was $14.9 million at September 30, 2013 and $14.5 million at December 31, 2012.

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

 The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $60.7 million and $75.1 million at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013 and December 31, 2012, an unrealized holding gain of $6.9 million and $17.8 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”)attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The adoption of this standard is not expected to materially impact the Company’s financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ending March 31, 2014.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of a Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The newly issued accounting standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefit. The adoption of this standard is not expected to materially impact the Company’s financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ending March 31, 2014.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Stock option expense	$2,565	$3,027	$7,570	$8,706
RSU expense	3,077	2,839	8,637	7,480
Total stock based compensation expense	$5,642	$5,866	$16,207	$16,186

Total related tax benefit	$1,590	$1,692	$4,250	$4,406

At September 30, 2013, the remaining unamortized compensation cost related to non-qualified stock options is $13.1 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.5 years. At September 30, 2013, the unamortized compensation cost related to RSU is $20.8 million, which will be expensed over the weighted average remaining restricted period of the RSU, or 1.5 years.

The following table reflects the non-qualified stock option transactions from December 31, 2012 through September 30, 2013:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2012	9,906	$33.18	$69,079	7,599	$31.79	$64,819
Granted	922	40.93
Exercised	(1,707)	28.32
Cancelled	(34)	42.82
Forfeited	(133)	38.88
Balance at September 30, 2013	8,954	$34.79	$78,895	6,810	$33.41	$69,780

At September 30, 2013, the weighted average remaining contractual term of all outstanding options is 5.8 years and the weighted average remaining contractual term of exercisable options is 4.9 years.

The following table summarizes the unvested RSU transactions from December 31, 2012 through September 30, 2013:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	1,034	$36.34
Granted	505	40.91
Vested	(243)	32.71
Forfeited	(128)	38.82
Balance at September 30, 2013	1,168	$38.80

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended September 30, 2013, foreign currency translation adjustments included currency translation gains of $141.4 million and losses on the Company’s loans designated as hedges of net investments of $2.7 million.  During the quarter ended September 30, 2012, foreign currency translation adjustments included currency translation losses of $106.5 million and gains of $2.8 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2013, foreign currency translation adjustments included currency gains of $40.8 million and gains on the Company’s loans designated as hedges of net investments of $9.8 million. During the nine months ended September 30, 2012, foreign currency translation adjustments included currency translation gains of $58.0 million and gains on the Company’s loans designated as hedges of net investments of $1.3 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The cumulative foreign currency translation adjustments included translation gains of $218.5 million and $177.7 million at September 30, 2013 and December 31, 2012, respectively, were offset by losses of $113.6 million and $123.4 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2013 and 2012:

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(143,142)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	50,618	(17,970)	(10,905)	(1,195)	20,548
Amounts reclassified from accumulated other comprehensive income (loss)	—	729	—	2,819	3,548
Net increase (decrease) in other comprehensive income	50,618	(17,241)	(10,905)	1,624	24,096
Balance at September 30, 2013	$104,920	$(160,383)	$6,917	$(71,558)	$(120,104)

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding (Loss) Gain on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2011	$(39,078)	$(117,390)	$(516)	$(33,986)	$(190,970)
Other comprehensive income before reclassifications	59,319	6,702	30,419	610	97,050
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2,959)	—	1,100	(1,859)
Net increase in other comprehensive income	59,319	3,743	30,419	1,710	95,191
Balance at September 30, 2012	$20,241	$(113,647)	$29,903	$(32,276)	$(95,779)

Reclassification out of accumulated other comprehensive income (expense) for the three and nine months ended September 30, 2013 and 2012:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended September 30,
	2013	2012

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(924)	$(899)	Interest expense
Foreign exchange forward contracts	460	1,976	Cost of products sold
Foreign exchange forward contracts	(27)	264	SG&A expenses
Commodity contracts	(190)	40	Cost of products sold
	(681)	1,381	Net (loss) gain before tax
	156	(137)	Tax benefit (expense)
	$(525)	$1,244	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$34	$34	(a)
Amortization of net actuarial losses	(1,380)	(544)	(a)
	(1,346)	(510)	Net loss before tax
	394	148	Tax benefit
	$(952)	$(362)	Net of tax

Total reclassifications for the period	$(1,477)	$882
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended September 30, 2013 and 2012 (see Note 8, Benefit Plans, for additional details)

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Nine Months Ended September 30,
	2013	2012

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(2,755)	$(2,701)	Interest expense
Foreign exchange forward contracts	1,589	4,968	Cost of products sold
Foreign exchange forward contracts	(67)	721	SG&A expenses
Commodity contracts	12	90	Cost of products sold
	(1,221)	3,078	Net (loss) gain before tax
	492	(119)	Tax benefit (expense)
	$(729)	$2,959	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$101	$104	(b)
Amortization of net actuarial losses	(4,104)	(1,651)	(b)
	(4,003)	(1,547)	Net loss before tax
	1,184	447	Tax benefit
	$(2,819)	$(1,100)	Net of tax

Total reclassifications for the period	$(3,548)	$1,859
(b) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2013 and 2012 (see Note 8, Benefit Plans, for additional details)

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	2013	2012	2013	2012

Net income attributable to DENTSPLY International	$79,851	$53,364	$238,763	$187,413

Weighted average common shares outstanding	142,421	141,843	142,705	141,767

Earnings per common share - basic	$0.56	$0.38	$1.67	$1.32

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$79,851	$53,364	$238,763	$187,413

Weighted average common shares outstanding	142,421	141,843	142,705	141,767
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,277	2,041	2,247	2,118
Total weighted average diluted shares outstanding	144,698	143,884	144,952	143,885

Earnings per common share - diluted	$0.55	$0.37	$1.65	$1.30

Options to purchase 2.1 million and 2.7 million shares of common stock that were outstanding during the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were 3.8 million and 4.1 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2012, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

During the nine months ended September 30, 2013, the Company paid $9.0 million to purchase the remaining outstanding shares of a consolidated subsidiary. As a result of the transaction, the Company recorded a decrease in noncontrolling interest of $5.0 million and a reduction to additional paid in capital of $3.9 million for the excess of the purchase price above the carrying value of the noncontrolling interest.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% of sales for both the three months ended September 30, 2013 and 2012, and 88% and 89% of sales for the nine months ended September 30, 2013 and 2012, respectively.

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

During the first nine months of 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown.

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

Orthodontics/Canada/Mexico/Japan

This segment is responsible for the worldwide manufacturing, sales and distribution of the Company’s Orthodontic products. It also has responsibility for the sales and distribution of most of the Company’s dental products sold in Japan, Canada and Mexico

Select Distribution Businesses

This segment includes responsibility for the sales and distribution for most of the Company’s dental products sold in France, United Kingdom, Italy, Austria and certain other European countries, Middle Eastern countries, India and Africa. Operating margins of the segment are reflective of the intercompany transfer price of products manufactured by other operating segments.

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

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2013 and 2012:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$242,281	$244,215	$761,691	$765,186
Orthodontics/Canada/Mexico/Japan	71,298	78,761	224,712	232,310
Select Distribution Businesses	66,012	59,498	192,941	182,344
Implants/Endodontics/Healthcare/Pacific Rim	325,542	313,729	1,021,082	999,939
All Other (a)	(1,115)	(469)	(3,314)	(4,638)
Total	$704,018	$695,734	$2,197,112	$2,175,141
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$214,634	$204,230	$645,015	$627,536
Orthodontics/Canada/Mexico/Japan	64,758	70,675	203,629	207,883
Select Distribution Businesses	65,914	59,387	192,612	181,911
Implants/Endodontics/Healthcare/Pacific Rim	325,233	313,295	1,020,086	998,532
All Other (b)	(1,115)	(467)	(3,313)	(4,637)
Total excluding precious metal content	669,424	647,120	2,058,029	2,011,225
Precious metal content	34,594	48,614	139,083	163,916
Total including precious metal content	$704,018	$695,734	$2,197,112	$2,175,141
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$21,413	$23,049	$128,153	$132,370
Orthodontics/Canada/Mexico/Japan	1,022	989	2,788	3,221
Select Distribution Businesses	311	345	1,816	1,139
Implants/Endodontics/Healthcare/Pacific Rim	36,328	34,059	102,739	106,283
All Other (c)	121,453	109,138	178,880	163,118
Eliminations	(180,527)	(167,580)	(414,376)	(406,131)
Total	$—	$—	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Dental Consumable and Laboratory Businesses	$62,575	$58,975	$183,508	$181,261
Orthodontics/Canada/Mexico/Japan	1,901	4,678	8,792	7,639
Select Distribution Businesses	833	(790)	(1,463)	(3,250)
Implants/Endodontics/Healthcare/Pacific Rim	65,211	65,546	213,972	214,333
All Other (d)	(23,268)	(24,646)	(77,999)	(96,389)
Segment operating income	107,252	103,763	326,810	303,594

Reconciling Items:
Restructuring and other costs	2,231	15,097	5,065	18,862
Interest expense	11,442	13,948	38,170	44,053
Interest income	(2,138)	(2,342)	(6,556)	(6,204)
Other expense (income), net	1,581	1,279	8,723	2,324
Income before income taxes	$94,136	$75,781	$281,408	$244,559
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets
(in thousands)	September 30, 2013	December 31, 2012

Dental Consumable and Laboratory Businesses	$879,460	$1,007,307
Orthodontics/Canada/Mexico/Japan	306,699	294,348
Select Distribution Businesses	183,987	192,684
Implants/Endodontics/Healthcare/Pacific Rim	3,424,913	3,195,382
All Other (e)	214,920	282,576
Total	$5,009,979	$4,972,297
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  At September 30, 2013 and December 31, 2012, the cost of $8.1 million and $6.3 million, respectively, was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2013 and December 31, 2012 by $6.0 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $35.3 million and $32.6 million at September 30, 2013 and December 31, 2012, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	September 30, 2013	December 31, 2012

Finished goods	$281,363	$248,870
Work-in-process	72,909	72,533
Raw materials and supplies	94,005	81,537
	$448,277	$402,940

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and nine months ended September 30, 2013 and 2012:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Service cost	$3,728	$3,004	$11,113	$9,014
Interest cost	2,486	2,608	7,408	7,926
Expected return on plan assets	(1,252)	(1,180)	(3,729)	(3,594)
Amortization of prior service benefit	(34)	(34)	(101)	(104)
Amortization of net actuarial loss	1,292	486	3,840	1,478
Curtailments and settlement gains	(680)	—	(1,305)	—
Net periodic benefit cost	$5,540	$4,884	$17,226	$14,720

Other Postemployment Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2013	2012	2013	2012

Service cost	$61	$18	$184	$55
Interest cost	122	117	364	352
Amortization of net actuarial loss	88	58	264	173
Net periodic benefit cost	$271	$193	$812	$580

The following sets forth the information related to the contributions to the Company’s benefit plans for 2013:

(in thousands)	Pension Benefits	Other Postretirement Benefits

Actual contributions through September 30, 2013	$9,744	$203
Projected contributions for the remainder of the year	3,167	462
Total projected contributions	$12,911	$665

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2013, the Company recorded restructuring costs of $2.4 million and $5.2 million, respectively. These costs related primarily to closing locations as a result of integration activities.  During the three and nine months ended September 30, 2012, the Company recorded restructuring costs of $10.0 million and $13.4 million, respectively. During 2012 , the Company initiated several restructuring plans primarily related to the integration, reorganization and closure or consolidation of certain production and selling facilities in order to better leverage the Company’s resources. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At September 30, 2013, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$1,495	$11,412	$—	$12,907
Provisions and adjustments	—	856	2,756	3,612
Amounts applied	(873)	(6,202)	(856)	(7,931)
Change in estimates	(24)	(1,959)	—	(1,983)
Balance at September 30, 2013	$598	$4,107	$1,900	$6,605

	Lease/Contract Terminations
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$792	$682	$—	$1,474
Provisions and adjustments	—	23	2,003	2,026
Amounts applied	(102)	(657)	(1,745)	(2,504)
Change in estimate	—	(48)	—	(48)
Balance at September 30, 2013	$690	$—	$258	$948

	Other Restructuring Costs
(in thousands)	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$94	$—	$94
Provisions and adjustments	570	990	1,560
Amounts applied	(664)	(271)	(935)
Balance at September 30, 2013	$—	$719	$719

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2012	Provisions and Adjustments	Amounts Applied	Change in Estimate	September 30, 2013

Dental Consumable and Laboratory Businesses	$9,132	$1,140	$(3,780)	$(1,821)	$4,671
Orthodontics/Canada/Mexico/Japan	361	164	(415)	(4)	106
Select Distribution Businesses	222	331	(264)	—	289
Implants/Endodontics/Healthcare/Pacific Rim	4,760	5,563	(6,911)	(206)	3,206
	$14,475	$7,198	$(11,370)	$(2,031)	$8,272

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

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company’s significant contracts outstanding as of September 30, 2013 are summarized in the tables that follow.

On June 19, 2013, the Company terminated 347.8 million euros of cross currency basis swaps that had been used to offset the revaluation of a euro denominated intercompany note receivable at a U.S. dollar functional entity.

On June 27, 2013 and September 16, 2013, the Company dedesignated 36.0 million euros and 48.0 million euros, respectively, of its net investment hedges. The change in the value of the dedesignated hedges will be recorded in “Other expense (income), net” on the Consolidated Statement of Operations and going forward it will offset the change in the value of a euro denominated intercompany note receivable held at a U.S. dollar functional entity.

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

These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company’s significant contracts outstanding as of September 30, 2013 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. As of September 30, 2013, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from financing activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding as of September 30, 2013 are summarized in the tables that follow.

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

The following tables summarize the notional amounts and fair value of the Company’s cash flow hedges and non-designated derivatives at September 30, 2013:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	September 30, 2013

Forward sale, 17.7 million Australian dollars	$10,854	$5,356	$778	$477
Forward purchase, 11.4 million British pounds	(18,485)	—	—	315
Forward sale, 46.3 million Canadian dollars	14,891	26,127	3,923	327
Forward purchase, 23.2 million Danish kroner	(4,204)	—	—	(4)
Forward sale, 159.2 million euros	40,879	149,922	23,137	(2,513)
Forward sale, 376.6 million Japanese yen	10,238	(6,417)	—	(1,070)
Forward sale, 177.5 million Mexican pesos	13,513	—	—	194
Forward purchase, 10.3 million Norwegian kroner	(1,718)	—	—	(55)
Forward sale, 17.6 million Polish zlotys	5,635	—	—	(39)
Forward sale, 3.0 million Singapore dollars	2,385	—	—	21
Forward sale, 7.7 billion South Korean won	7,144	—	—	66
Forward purchase, 1.4 billion Swedish kronor	(115,715)	(89,865)	(13,691)	(554)
Forward purchase, 57.3 million Swiss francs	(91,982)	24,108	3,444	(137)
Forward sale, 10.0 million Taiwanese dollars	337	—	—	5
Total foreign exchange forward contracts	$(126,228)	$109,231	$17,591	$(2,967)

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	September 30, 2013

Euro	$319	$977	$977	$977	$1,221	$(373)
Japanese yen	—	127,793	—	—	—	217
Swiss francs	—	—	—	71,903	—	(865)
Total interest rate swaps	$319	$128,770	$977	$72,880	$1,221	$(1,021)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2013	2014	September 30, 2013

Silver swap - U.S. dollar	$615	$1,279	$(396)
Platinum swap - U.S. dollar	514	1,074	(97)
Total commodity swap contracts	$1,129	$2,353	$(493)

Cross Currency Basis Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015 and Beyond	September 30, 2013

449.8 million euro at $1.45 pay U.S. dollar three-month LIBOR receive three-month EURIBOR	$—	$608,697	$—	$(43,752)
84.0 million euro at $1.34 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	113,627	—	—	(1,129)
166.4 million Swiss franc at 0.93 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	27,655	110,619	45,780	(5,359)
Total cross currency basis swap	$141,282	$719,316	$45,780	$(50,240)

At September 30, 2013, deferred net losses on derivative instruments of $5.7 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

At September 30, 2013 and December 31, 2012, the Company had Swiss franc-denominated and Japanese yen-denominated debt and cross currency basis swaps denominated in euro and Swiss franc to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value net asset (liability) of the cross currency interest rate swap agreements is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates, currency swap basis rates and foreign exchange rates. At September 30, 2013 and December 31, 2012, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $60.5 million and a liability of $90.7 million, respectively, which are recorded in AOCI, net of tax effects. At September 30, 2013 and December 31, 2012, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish kronor, net of these net investment hedges, were losses of $35.1 million and $71.4 million, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company’s cross currency basis swaps that are designated as hedges of net investments in foreign operations at September 30, 2013:

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2013	2014	2015	2016	2017 and Beyond	September 30, 2013

432.5 million Swiss franc at 0.93 pay Swiss franc three-month LIBOR receive U.S. dollar three-month LIBOR	$—	$88,938	$62,611	$110,619	$216,261	$(12,891)
534.0 million euro at $1.26 pay three-month EURIBOR receive U.S. dollar three-month LIBOR	722,342	—	—	—	—	(47,597)
Total cross currency basis swaps	$722,342	$88,938	$62,611	$110,619	$216,261	$(60,488)
Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the Consolidated Statement of Operations. At September 30, 2013, the estimated net fair value of these interest rate swaps was an asset of $2.8 million.

The following tables summarize the notional amounts and fair value of the Company’s fair value hedges at September 30, 2013:

Interest Rate Swap	Notional Amounts Maturing in the Year			Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016	September 30, 2013

U.S. dollar	$45,000	$60,000	$45,000	$2,825
Total interest rate swap	$45,000	$60,000	$45,000	$2,825

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$479	$132	$3,502	$803
Commodity contracts	—	—	472	21
Interest rate swaps	2,491	551	463	402
Cross currency basis swaps	489	—	47,604	13,373
Total	$3,459	$683	$52,041	$14,599
Not Designated as Hedges

Foreign exchange forward contracts	$2,790	$—	$2,063	$—
DIO equity option contracts	—	—	—	137
Interest rate swaps	—	—	88	285
Cross currency basis swaps	1,797	—	4,743	47,294
Total	$4,587	$—	$6,894	$47,716

	December 31, 2012
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2,353	$65	$2,243	$844
Commodity contracts	—	—	95	—
Interest rate swaps	2,192	2,535	525	948
Cross currency basis swaps	8,191	—	97,281	1,588
Total	$12,736	$2,600	$100,144	$3,380
Not Designated as Hedges

Foreign exchange forward contracts	$6,652	$—	$1,353	$—
DIO equity option contracts	—	—	—	153
Interest rate swaps	—	—	114	416
Cross currency basis swaps	537	—	40,026	55,858
Total	$7,189	$—	$41,493	$56,427

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Derivative contracts
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	1,073	—	1,073	(1,073)	—	—
Counterparty C	3,483	—	3,483	(3,483)	—	—
Counterparty D	1,083	—	1,083	(1,083)	—	—
Counterparty E	—	—	—	—	—	—
Counterparty F	155	—	155	(155)	—	—
Counterparty G	1,070	—	1,070	(1,070)	—	—
Counterparty H	—	—	—	—	—	—
All Other	1,865	—	1,865	(472)	—	1,393
Total Assets	$8,729	$—	$8,729	$(7,336)	$—	$1,393

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Derivative contracts
Counterparty A	$18,119	$—	$18,119	$—	$—	$18,119
Counterparty B	5,858	—	5,858	(1,073)	—	4,785
Counterparty C	15,077	—	15,077	(3,483)	—	11,594
Counterparty D	12,642	—	12,642	(1,083)	—	11,559
Counterparty E	14,052	—	14,052	—	—	14,052
Counterparty F	35,989	—	35,989	(155)	—	35,834
Counterparty G	2,792	—	2,792	(1,070)	—	1,722
Counterparty H	9,044	—	9,044	—	—	9,044
All Other	7,677	—	7,677	(472)	—	7,205
Total Liabilities	$121,250	$—	$121,250	$(7,336)	$—	$113,914

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2012:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Derivative contracts
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	2,110	—	2,110	(1,142)	—	968
Counterparty C	9,682	—	9,682	(9,682)	—	—
Counterparty D	1,618	—	1,618	(1,618)	—	—
Counterparty E	1,579	—	1,579	(1,579)	—	—
Counterparty F	183	—	183	(183)	—	—
Counterparty G	2,843	—	2,843	(1,057)	—	1,786
Counterparty H	—	—	—	—	—	—
All Other	4,510	—	4,510	(1,837)	—	2,673
Total Assets	$22,525	$—	$22,525	$(17,098)	$—	$5,427

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Derivative contracts
Counterparty A	$40,176	$—	$40,176	$—	$—	$40,176
Counterparty B	1,142	—	1,142	(1,142)	—	—
Counterparty C	38,019	—	38,019	(9,682)	—	28,337
Counterparty D	10,432	—	10,432	(1,618)	—	8,814
Counterparty E	17,802	—	17,802	(1,579)	—	16,223
Counterparty F	84,260	—	84,260	(183)	—	84,077
Counterparty G	1,057	—	1,057	(1,057)	—	—
Counterparty H	7,378	—	7,378	—	—	7,378
All Other	1,178	—	1,178	(1,837)	—	(659)
Total Liabilities	$201,444	$—	$201,444	$(17,098)	$—	$184,346

The following tables summarize the statements of operations impact of the Company’s cash flow hedges for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(414)	Interest expense	$(924)
Foreign exchange forward contracts	(2,488)	Cost of products sold	460
Foreign exchange forward contracts	(273)	SG&A expenses	(27)
Commodity contracts	457	Cost of products sold	(190)
Total	$(2,718)		$(681)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$134
Commodity contracts	Interest expense	(13)
Total		$121

Three Months Ended September 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(448)	Interest expense	$(899)
Foreign exchange forward contracts	1,603	Cost of products sold	1,976
Foreign exchange forward contracts	(47)	SG&A expenses	264
Commodity contracts	572	Cost of products sold	40
Total	$1,680		$1,381

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$114
Commodity contracts	Interest expense	(14)
Total		$100

Nine Months Ended September 30, 2013
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$180	Interest expense	$(2,755)
Foreign exchange forward contracts	(3,790)	Cost of products sold	1,589
Foreign exchange forward contracts	(184)	SG&A expenses	(67)
Commodity contracts	(802)	Cost of products sold	12
Total	$(4,596)		$(1,221)

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$323
Commodity contracts	Interest expense	(54)
Total		$269

Nine Months Ended September 30, 2012
Derivatives in Cash Flow Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Effective Portion Reclassified from AOCI into Income

Interest rate swaps	$(1,848)	Interest expense	$(2,701)
Foreign exchange forward contracts	4,955	Cost of products sold	4,968
Foreign exchange forward contracts	255	SG&A expenses	721
Commodity contracts	829	Cost of products sold	90
Total	$4,191		$3,078

Derivatives in Cash Flow Hedging
(in thousands)	Classification of Gains (Losses)	Ineffective Portion Recognized in Income

Foreign exchange forward contracts	Other expense (income), net	$592
Commodity contracts	Interest expense	(20)
Total		$572

The following tables summarize the statements of operations impact of the Company’s hedges of net investments for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(49,614)	Interest income	$1,331
		Interest expense	755
Total	$(49,614)		$2,086

Three Months Ended September 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(18,055)	Interest income	$1,167
		Interest expense	(182)
Total	$(18,055)		$985

Nine Months Ended September 30, 2013
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$(23,464)	Interest income	$3,988
		Interest expense	497
Total	$(23,464)		$4,485

Nine Months Ended September 30, 2012
Derivatives in Net Investment Hedging
(in thousands)	Gain (Loss) in AOCI	Classification of Gains (Losses)	Gain (Loss) Recognized in Income

Cross currency basis swaps	$5,360	Interest income	$2,800
		Interest expense	(1,800)
Total	$5,360		$1,000

The following tables summarize the statements of operations impact of the Company’s hedges of fair value for the three and nine months ended September 30, 2013 and 2012:

Derivatives in Fair Value Hedging
	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	of Gains (Losses)	2013	2012	2013	2012

Interest rate swaps	Interest expense	$251	$789	$163	$2,274
Total		$251	$789	$163	$2,274

The following table summarizes the statements of operations impact of the Company’s hedges not designated as hedging for the three and nine months ended September 30, 2013 and 2012:

Derivatives Not Designated as Hedging
	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	of Gains (Losses)	2013	2012	2013	2012

Foreign exchange forward contracts (a)	Other expense (income), net	$3,110	$(5,033)	$6,193	$(4,727)
DIO equity option contracts	Other expense (income), net	8	406	20	229
Interest rate swaps	Interest expense	(7)	(49)	14	(136)
Cross currency basis swaps (a)	Other expense (income), net	10,625	8,275	9,250	(3,841)
Total		$13,736	$3,599	$15,477	$(8,475)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Amounts recorded in AOCI related to cash flow hedging instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, net of tax)	2013	2012	2013	2012

Beginning balance	$(18,781)	$(12,157)	$(17,481)	$(12,737)

Changes in fair value of derivatives	(2,059)	1,099	(3,562)	3,411
Reclassifications to earnings from equity	526	(1,228)	729	(2,960)
Total activity	(1,533)	(129)	(2,833)	451

Ending balance	$(20,314)	$(12,286)	$(20,314)	$(12,286)

Amounts recorded in AOCI related to hedges of net investments in foreign operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, net of tax)	2013	2012	2013	2012

Beginning balance	$(143,407)	$(173,764)	$(71,358)	$(143,730)

Foreign currency translation adjustment	141,410	106,541	40,787	58,068
Changes in fair value of:
Foreign currency debt	(2,687)	(2,811)	9,831	1,251
Derivative hedge instruments	(30,464)	(11,086)	(14,408)	3,291
Total activity	108,259	92,644	36,210	62,610

Ending balance	$(35,148)	$(81,120)	$(35,148)	$(81,120)

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,404.9 million and $1,379.0 million, respectively, at September 30, 2013.  At December 31, 2012, the Company estimated the fair value and carrying value, including the current portion, was $1,515.2 million and $1,472.9 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of September 30, 2013. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$3,042	$—	$3,042	$—
Cross currency basis swaps	2,286	—	2,286	—
Foreign exchange forward contracts	3,401	—	3,401	—
DIO Corporate convertible bonds	60,749	—	—	60,749
Total assets	$69,478	$—	$8,729	$60,749

Liabilities
Interest rate swaps	$1,238	$—	$1,238	$—
Commodity contracts	493	—	493	—
Cross currency basis swaps	113,014	—	113,014	—
Foreign exchange forward contracts	6,368	—	6,368	—
Long term debt	152,843	—	152,843	—
DIO equity option contracts	137	—	—	137
Total liabilities	$274,093	$—	$273,956	$137

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,727	$—	$4,727	$—
Cross currency basis swaps	8,728	—	8,728	—
Foreign exchange forward contracts	9,070	—	9,070	—
DIO Corporate convertible bonds	75,143	—	—	75,143
Total assets	$97,668	$—	$22,525	$75,143

Liabilities
Interest rate swaps	$2,003	$—	$2,003	$—
Commodity contracts	95	—	95	—
Cross currency basis swaps	194,753	—	194,753	—
Foreign exchange forward contracts	4,440	—	4,440	—
Long term debt	154,560	—	154,560	—
DIO equity option contracts	153	—	—	153
Total liabilities	$356,004	$—	$355,851	$153

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

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporate Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2012	$75,143	$(153)
Unrealized loss:
Reported in AOCI, pretax	(15,876)	—
Unrealized gain:
Reported in other expense (income), net	—	20
Effects of exchange rate changes	1,482	(4)
Balance at September 30, 2013	$60,749	$(137)

For the nine months ended September 30, 2013, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements.  Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.6 million.

Other Tax Matters

The Company’s effective tax rate for the nine months of 2013 was favorably impacted by the Company’s recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and $9.3 million of benefits related to prior year tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

On August 15, 2013, the Company’s $250.0 million two-year floating rate note matured. The note repayment was financed with available commercial paper. On August 26, 2013, the Company entered into a $175.0 million seven-year variable rate term loan maturing in August 2020. The variable interest rate is reset quarterly at three-month U.S. dollar LIBOR plus 1.125%. The term loan requires annual principle repayments of $8.8 million with the balance due at maturity. The proceeds were used to repay outstanding commercial paper. The debt agreement includes covenants that are similar to the covenants include in the Company’s five-year multi-currency revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

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

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2012	$488,206	$102,065	$92,473	$1,528,209	$2,210,953
Business unit transfer (a)	(118,874)	(4,365)	(12,192)	135,431	—
Effects of exchange rate changes	913	(1,725)	1,604	6,391	7,183
Balance at September 30, 2013	$370,245	$95,975	$81,885	$1,670,031	$2,218,136
(a) Goodwill moved represents the business unit’s relative fair value within the segment from which it was moved from as required by US GAAP.

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$180,288	$(89,182)	$91,106	$179,512	$(81,390)	$98,122
Trademarks	83,082	(35,445)	47,637	83,073	(33,129)	49,944
Licensing agreements	31,740	(20,397)	11,343	30,695	(18,966)	11,729
Customer relationships	492,621	(74,072)	418,549	491,859	(50,632)	441,227
Total definite-lived	$787,731	$(219,096)	$568,635	$785,139	$(184,117)	$601,022

Trademarks and In-process R&D	$231,835	$—	$231,835	$229,620	$—	$229,620

Total identifiable intangible assets	$1,019,566	$(219,096)	$800,470	$1,014,759	$(184,117)	$830,642

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” A Class Notice was mailed on September 14, 2012. The case went to trial in September 2013 and a decision has not yet been issued by the Court.

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

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage.  The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses.  Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages.  Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

OVERVIEW

Highlights

•
For the quarter ended September 30, 2013, worldwide internal sales growth, excluding precious metal content, was 2.7%, led by the rest of world category with internal sales growth of 4.6% for the quarter, followed by the United States with 4.3%, and Europe with 0.3%. For the first nine months of 2013, internal growth was 2.3%, with the United States growing at 4.1%, the rest of world regions up 2.7%, and Europe up 0.7%.

•
Operating margins for the three month period ended September 30, 2013 increased 200 basis points to 15.7% from 13.7% in the same period in the prior year. On a non-GAAP basis operating margins increased 60 basis points to 17.9% from 17.3% during the same period.

•
Net income attributable to DENTSPLY International for the third quarter of 2013 was $80 million, or $0.55 per diluted share, reflecting growth of 50% compared to $53 million, or $0.37 per diluted share in the third quarter of 2012.  On a non-GAAP basis, excluding certain items, earnings grew 10% to $82 million or $0.57 per diluted share for the third quarter of 2013 from $74 million or $0.51 in the same period in 2012.

•	Operating cash flow in the first nine months of 2013 was $258 million, a 28% increase versus $202 million for the first nine months 2012.

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

Price changes, other marketing and promotional programs offered to customers from time to time, the management of inventory levels by distributors and the implementation of strategic initiatives may impact sales and inventory levels in a given period. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. The Company traditionally takes price increases in either October or January of a given year across most of its businesses. In the United States, the Company implemented an additional price increase on January 1, 2013 and believes that customers maintained high inventories or even increased inventories in advance of that price increase in the fourth quarter of 2012. The Company believes that certain customers may reduce inventory during the fourth quarter of 2013 following the October 1, 2013 price increase. Although difficult to measure, the Company expects it will have an impact to its internal growth in the fourth quarter of 2013.

The Company has a focus on minimizing costs and achieving operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company expects that it will record restructuring charges, from time to time as it commits to initiatives.

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

Reclassification of Prior Year Amounts

In the first nine months of 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. The segment information below reflects the revised structure for all periods shown. In addition, certain reclassifications have been made to prior year’s data in order to conform to current year presentation.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2012

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

	Three Months Ended
	September 30,
(in millions)	2013	2012	$ Change	% Change

Net sales	$704.0	$695.7	$8.3	1.2%
Less: precious metal content of sales	34.6	48.6	(14.0)	(28.8%)
Net sales, excluding precious metal content	$669.4	$647.1	$22.3	3.4%

Net sales, excluding precious metal content, for the three months ended September 30, 2013 was $669.4 million, an increase of $22.3 million or 3.4% over the third quarter of 2012.  The change in net sales, excluding precious metal content, was primarily a result of internal growth.   Precious metal content of sales declined mostly as a result of lower volume of precious metal alloys compared to the same year ago period.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended September 30, 2013 compared with the three months ended September 30, 2012.

	Three Months Ended September 30, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	4.3%	0.3%	4.6%	2.7%
Acquisition sales growth	—%	—%	—%	—%
Constant currency sales growth	4.3%	0.3%	4.6%	2.7%

United States

Net sales, excluding precious metal content, increased by 4.3% on an internal growth basis in the third quarter of 2013 as compared to the third quarter of 2012, driven by sales growth in dental specialty, dental consumable and non-dental products.

Europe

Net sales, excluding precious metal content, increased by 0.3% on an internal growth basis in the third quarter of 2013 as compared to the third quarter of 2012. The growth reflects increased demand for consumable medical device products offset by lower demand in dental specialty products.

All Other Regions

Net sales, excluding precious metal content, increased by 4.6% on an internal growth basis in the third quarter of 2013 as compared to the third quarter of 2012. The internal growth increase was primarily due to the increased demand for dental specialty products.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$376.4	$364.1	$12.3	3.4%

Gross profit as a percentage of net sales, including precious metal content	53.5%	52.3%
Gross profit as a percentage of net sales, excluding precious metal content	56.2%	56.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 10 basis points for the quarter ended September 30, 2013 compared to the same quarter of 2012.  The margin rate was negatively influenced by the medical device federal excise tax under the Affordable Care Act that became effective January 1, 2013 and positively impacted by price increases and operational initiatives.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2013	2012	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$269.2	$260.4	$8.8	3.4%
Restructuring and other costs	$2.2	$15.1	$(12.9)	NM

SG&A as a percentage of net sales, including precious metal content	38.2%	37.4%
SG&A as a percentage of net sales, excluding precious metal content	40.2%	40.2%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, was flat in the quarter ended September 30, 2013 when compared to the same quarter of 2012.

Restructuring and Other Costs

During the quarter ended September 30, 2013, the Company recorded net restructuring and other costs of $2.2 million.  In the same quarter of 2012, the Company incurred costs of $15.1 million (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2013	2012	Change

Net interest expense	$9.3	$11.6	$(2.3)
Other expense (income), net	1.6	1.3	0.3
Net interest and other expense	$10.9	$12.9	$(2.0)

Net Interest Expense

Net interest expense for the third quarter of 2013 was $2.3 million lower compared to the three months ended September 30, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the same period of 2012 and non-cash fair value adjustments of $1.0 million related to cross currency basis swaps designated as net investment hedges and credit risk adjustment on the fair value of the Company’s total hedge portfolio.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2013 and 2012 was $1.6 million and $1.3 million, respectively.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2013	2012	$ Change

Effective income tax rate	14.0%	25.0%

Equity in net loss of unconsolidated affiliated company	$(0.1)	$(2.5)	$2.4

Net income attributable to noncontrolling interests	$1.0	$0.9	$0.1

Net income attributable to DENTSPLY International	$79.9	$53.4	$26.5

Earnings per common share - diluted	$0.55	$0.37

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of 2013 and 2012 was 14.0% and 25.0%, respectively. The Company’s effective tax rate for the three months of 2013 was favorably impacted by the Company’s post-acquisition restructuring activities. During the third quarter of 2013 the Company recorded a favorable impact to the tax rate of $6.2 million related to prior year tax matters. The third quarter of 2012 included an unfavorable impact to the tax rate of $3.0 million for prior year tax matters.

The Company’s effective income tax rate for 2013 includes the net favorable impact of amortization on purchased intangibles assets, restructuring and other costs, income related to credit risk adjustments on outstanding derivatives and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $13.9 million and $10.7 million, respectively.

In 2012, the Company’s effective income tax rate included the net unfavorable impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $22.6 million and $3.8 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $0.1 million and $2.5 million on an after-tax basis for the third quarter of 2013 and 2012, respectively.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market net income recorded by DIO for the third quarter of 2013 was approximately $0.8 million and a mark-to-market loss recorded by DIO of approximately $2.0 million for the same period in 2012.

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
(5) Certain fair value adjustments related to an unconsolidated affiliated company. This adjustment represents the fair value adjustment of the unconsolidated affiliated company’s convertible debt instrument held by the Company. The affiliate is accounted for under the equity method of accounting. The fair value adjustment is driven by open market pricing of the affiliate’s equity instruments, which has a high degree of variability and may not be indicative of the operating performance of the affiliate or the Company.
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

	Three Months Ended September 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$79,851	$0.55
Amortization of purchased intangible assets, net of tax	7,851	0.06
Restructuring and other costs, including legal settlements, net of tax	1,961	0.01
Acquisition related activities, net of tax	744	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(488)	—
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(829)	(0.01)
Income tax related adjustments	(6,882)	(0.05)
Adjusted non-US GAAP earnings	$82,208	$0.57

	Three Months Ended September 30, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$53,364	$0.37
Restructuring and other costs, net of tax	10,909	0.08
Amortization of purchased intangible assets, net of tax	5,159	0.04
Income tax related adjustments	4,039	0.03
Loss on fair value adjustments related to an unconsolidated affiliated company, net of tax	1,687	0.01
Orthodontics business continuity costs, net of tax	70	—
Acquisition related activities, net of tax	(1,161)	(0.01)
Rounding	—	(0.01)
Adjusted non-US GAAP earnings	$74,067	$0.51

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$214.6	$204.2	$10.4	5.1%

Orthodontics/Canada/Mexico/Japan	$64.8	$70.7	$(5.9)	(8.3%)

Select Distribution Businesses	$65.9	$59.4	$6.5	10.9%

Implants/Endodontics/Healthcare/Pacific Rim	$325.2	$313.3	$11.9	3.8%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$62.6	$59.0	$3.6	6.1%

Orthodontics/Canada/Mexico/Japan	$1.9	$4.7	$(2.8)	NM

Select Distribution Businesses	$0.8	$(0.8)	$1.6	NM

Implants/Endodontics/Healthcare/Pacific Rim	$65.2	$65.5	$(0.3)	(0.5%)
NM – Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $10.4 million, or 5.1% during the three months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 3.0% as compared to the same period in 2012 as a result of increased sales of dental consumables products.

Operating income increased $3.6 million for the three months ended September 30, 2013 compared to 2012. Gross margins increased $5.8 million due to favorable sales mix from dental consumable businesses and foreign currency translation partially offset by higher SG&A expenses primarily reflecting the impact of foreign currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, decreased $5.9 million or 8.3% for the three months ended September 30, 2013 compared to 2012. On a constant currency basis, net sales, excluding precious metal content, decreased 3.9% reflecting the a high level of Orthodontic business sales in the 2012 period resulting from customer restocking product as a result of availability following an extended supply outage. Currency translation had a negative 4.4% impact on net sales, excluding precious metal content, primarily due the weakening of the Japanese yen.

Operating income decreased $2.8 million compared to the same year ago period primarily due to lower sales and the impact of foreign currency transactions on gross profit.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $6.5 million, or 10.9% during the three months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 6.7% when compared to the same period of 2012.  The growth was primarily related to increased sales of certain dental specialty products.

Operating income improved $1.6 million during the three months ended September 30, 2013 compared to 2012 driven by the higher sales volume during the three months ended September 30, 2013 compared to 2012.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $11.9 million, or 3.8%, during the three months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 3.3% primarily driven by sales growth in endodontic and consumable medical device products.

Operating income for the three months ended September 30, 2013 decreased by $0.3 million or 0.5%, compared to 2012. SG&A increased primarily due to $2.0 million of lower amortization expense in the 2012 period reflecting adjustments the Company completed related to purchase price accounting for the Astra Tech acquisition, offset by an increase in gross profit due to higher sales volume.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change

Net sales	$2,197.1	$2,175.1	$22.0	1.0%
Less: precious metal content of sales	139.1	163.9	(24.8)	(15.1%)
Net sales, excluding precious metal content	$2,058.0	$2,011.2	$46.8	2.3%

Net sales, excluding precious metal content, for the nine months ended September 30, 2013 was $2,058.0 million, an increase of $46.8 million or 2.3% over the same period of 2012.  The change in net sales, excluding precious metal content, was primarily a result of the 2.3% of internal growth.  Precious metal content of sales declined primarily as a result of lower volume of precious metal alloys compared to the same year ago period.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	4.1%	0.7%	2.7%	2.3%
Acquisition sales growth	—%	0.1%	—%	0.1%
Constant currency sales growth	4.1%	0.8%	2.7%	2.4%

United States

Net sales, excluding precious metal content, increased by 4.1% in the nine months ended September 30, 2013 as compared to September 30, 2012, driven by internal sales growth in dental specialty and dental consumable products.

Europe

Net sales, excluding precious metal content, increased by 0.8% in the nine months ended September 30, 2013 on a constant currency basis, including 0.7% of internal sales growth. The internal growth was primarily driven by increased sales of consumable medical devices and dental consumable products.

All Other Regions

Net sales, excluding precious metal content, in the other regions of the world increased by 2.7% in the nine months ended September 30, 2013 on a constant currency and internal sales growth basis, driven by increased sales across all product categories.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$1,179.6	$1,164.3	$15.3	1.3%

Gross profit as a percentage of net sales, including precious metal content	53.7%	53.5%
Gross profit as a percentage of net sales, excluding precious metal content	57.3%	57.9%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 60 basis points for the nine months ended September 30, 2013 compared to the same nine month period of 2012.  The margin rate was negatively impacted by the medical device federal excise tax under the Affordable Care Act that became effective January 1, 2013 and unfavorable sales mix.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$852.8	$860.7	$(7.9)	(0.9%)
Restructuring and other costs	$5.1	$18.9	$(13.8)	NM

SG&A as a percentage of net sales, including precious metal content	38.8%	39.6%
SG&A as a percentage of net sales, excluding precious metal content	41.4%	42.8%
NM – Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased 1.4 percentage points for the nine months ended September 30, 2013 when compared to the same period of 2012. This improvement was primarily due to cost savings across a number of businesses and synergies from the integration of recent acquisitions.

Restructuring and Other Costs

During the nine months ended September 30, 2013, the Company recorded net restructuring and other costs of $5.1 million.  In the same period of 2012, the Company incurred costs of $18.9 million (See also Note 9, Restructuring and Other Costs, of the Notes to Unaudited Interim Consolidated Financial Statements).

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2013	2012	Change

Net interest expense	$31.6	$37.8	$(6.2)
Other expense (income), net	8.7	2.3	6.4
Net interest and other expense	$40.3	$40.1	$0.2

Net Interest Expense

Net interest expense for the nine months ended September 30, 2013 was $6.2 million lower compared to the nine months ended September 30, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the same period in 2012, partially offset by non-cash fair value adjustments of $0.5 million related to cross currency basis swaps designated as net investment hedges and a credit risk adjustment on the fair value of the Company’s total hedge portfolio.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2013 was $6.4 million higher compared to the nine months ended September 30, 2012. Other expense (income), net in the nine months ended September 30, 2013 was $8.7 million, comprised primarily of $6.4 million of interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $1.5 million of currency transaction losses and $0.8 million of other expense. Other expense (income), net in the nine months ended September 30, 2012 was $2.3 million, including $2.0 million of currency transaction losses and $0.3 million of non-operating expenses.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	$ Change

Effective income tax rate	14.1%	19.9%

Equity in net earnings (loss) of unconsolidated affiliated company	$0.3	$(5.4)	$5.7

Net income attributable to noncontrolling interests	$3.4	$3.1	$0.3

Net income attributable to DENTSPLY International	$238.8	$187.4	$51.4

Earnings per common share - diluted	$1.65	$1.30

Provision for Income Taxes

The Company’s effective tax rate for the first nine months of 2013 and 2012 was 14.1% and 19.9%, respectively. The Company’s effective tax rate for the nine months of 2013 was favorably impacted by the Company’s post-acquisition restructuring activities and the recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and $9.3 million of benefits related to prior year tax matters. During the first nine months of 2012, the Company recorded a tax benefit of $6.9 million as a result of favorable resolution of tax contingencies and a tax expense of $ 3.0 million for prior year tax matters.

The Company’s effective income tax rate for 2013 includes the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $48.8 million and $33.0 million, respectively.

In 2012, The Company's effective income tax rate included the net favorable impact of amortization on purchased intangibles assets, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $68.8 million and $23.8 million, respectively.

Equity in net earnings (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO resulted in net income of $0.3 million on an after-tax basis for the nine months ended September 30, 2013 and a net loss of $5.4 million on an after-tax basis for the same period in 2012.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market gain recorded by DIO for the nine months ended September 30, 2013 was approximately $1.3 million and a mark-to-market loss recorded by DIO of approximately $5.4 million for the same period in 2012.

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
(5) Certain fair value adjustments related to an unconsolidated affiliated company. This adjustment represents the fair value adjustment of the unconsolidated affiliated company’s convertible debt instrument held by the Company. The affiliate is accounted for under the equity method of accounting. The fair value adjustment is driven by open market pricing of the affiliate’s equity instruments, which has a high degree of variability and may not be indicative of the operating performance of the affiliate or the Company.
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

	Nine Months Ended September 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$238,763	$1.65
Amortization of purchased intangible assets, net of tax	24,229	0.17
Restructuring and other costs, including legal settlements, net of tax	4,462	0.03
Acquisition related activities, net of tax	2,843	0.02
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,702	0.02
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(1,347)	(0.01)
Income tax related adjustments	(18,388)	(0.13)
Adjusted non-US GAAP earnings	$253,264	$1.75

	Nine Months Ended September 30, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$187,413	$1.30
Amortization of purchased intangible assets, net of tax	25,148	0.17
Restructuring and other costs, net of tax	14,063	0.10
Acquisition related activities, net of tax	6,630	0.05
Loss on fair value adjustments related to an unconsolidated affiliated company, net of tax	5,280	0.04
Orthodontics business continuity costs, net of tax	692	—
Income tax related adjustments	(1,375)	(0.01)
Adjusted non-US GAAP earnings	$237,851	$1.65

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$645.0	$627.5	$17.5	2.8%

Orthodontics/Canada/Mexico/Japan	$203.6	$207.9	$(4.3)	(2.1%)

Select Distribution Businesses	$192.6	$181.9	$10.7	5.9%

Implants/Endodontics/Healthcare/Pacific Rim	$1,020.1	$998.5	$21.6	2.2%

Segment Operating Income

	Nine Months Ended September 30,
(in millions)	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$183.5	$181.3	$2.2	1.2%

Orthodontics/Canada/Mexico/Japan	$8.8	$7.6	$1.2	15.8%

Select Distribution Businesses	$(1.5)	$(3.3)	$1.8	(54.5%)

Implants/Endodontics/Healthcare/Pacific Rim	$214.0	$214.3	$(0.3)	(0.1%)

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $17.5 million during the nine months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 1.8% as compared to the same period in 2012, due to increased sales of dental consumable products.

Operating income increased $2.2 million for the nine months ended September 30, 2013 compared to 2012. Gross profit increased $7.5 million due to favorable sales mix from dental consumables businesses, partially offset by higher SG&A spending in the same businesses excluding the impact of foreign currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, decreased $4.3 million, during the nine months ended September 30, 2013 compared to 2012. On a constant currency basis, net sales, excluding precious metal content, increased 1.9% primarily due to increased dental specialty product sales.

Operating income increased $1.2 million compared to the same year ago period primarily due to lower SG&A expenses in 2013 from improved operating leverage in the orthodontic business as it recovered from a supply outage in 2011 and 2012.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $10.7 million during the nine months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 4.2% when compared to the same period of 2012.  The growth was primarily related to increased sales of dental specialty products.

Operating income improved $1.8 million during the nine months ended September 30, 2013 compared to 2012.  Gross profit increased $5.1 million due to higher sales volumes noted above partially offset by higher SG&A expenses in emerging markets.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $21.6 million during the nine months ended September 30, 2013 compared to 2012.  On a constant currency basis, net sales, excluding precious metal content, increased 2.3% driven by sales growth in endodontic and consumable medical device products partially offset by lower sales in implants.

Operating income for the nine months ended September 30, 2013 decreased $0.3 million, compared to 2012. Gross profit decreased $4.1 million as result of the negative sales mix within the segment primarily as a result of the integration of the implant business in Germany, offset by lower SG&A expenses compared to 2012, due to lower integration and marketing expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2013

Cash flow from operating activities during the nine months ended September 30, 2013 was $258.3 million compared to $202.1 million during the nine months ended September 30, 2012. Net income during the nine month period ended September 30, 2013 increased by $51.6 million to $242.1 million compared to the prior year period. Depreciation and amortization expense for the nine months ended September 30, 2013 decreased by $2.5 million compared to the prior year period. On a constant currency basis, as of September 30, 2013, reported days for inventory increased by 12 days to 118 days and accounts receivable increased by 11 days to 64 days, respectively, as compared to December 31, 2012. The Company anticipates that inventory levels may continue to increase slightly before gradually returning to more normal levels by the end of 2015.

Investing activities during the first nine months of 2013 include capital expenditures of $73.5 million and the settlement of Swiss franc net investment hedges totaling $86.5 million. The Company expects capital expenditures to be approximately $110 million for the full year 2013. Financing activities included the buyout of minority shareholders of a consolidated subsidiary for $9.0 million.

At September 30, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. During the nine months ended September 30, 2013, the Company purchased 1.7 million shares of common stock at cost of $72.4 million at an average price of $41.89 per share.  As of September 30, 2013, the Company held 20.6 million shares of treasury stock. The Company received proceeds of $48.4 million as a result of the exercise of 1.7 million of stock options during the nine months ended September 30, 2013.

The Company’s total borrowings decreased by a net of $85.3 million during the nine months ended September 30, 2013. This change included a net increase of $4.5 million in short-term commercial paper and a decrease of $16.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. On August 15, 2013, the $250.0 million two-year floating rate note matured and the note repayment was financed with available commercial paper. On August 26, 2013, the Company entered into a seven-year $175.0 million variable rate term loan. The term loan proceeds were used to repay outstanding commercial paper. At September 30, 2013, the Company’s ratio of total net debt to total capitalization was 35.8% compared to 39.0% at December 31, 2012. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2013, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At September 30, 2013, outstanding borrowings were $49.5 million under the multi-currency revolving facility.

The Company also has access to $76.7 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2013, the Company had $7.3 million outstanding under these short-term lines of credit. At September 30, 2013, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $518.9 million.

At September 30, 2013, the Company held $89.8 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At September 30, 2013, the majority of the Company’s cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, may potentially be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, in order to repay a portion of its commercial paper. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2014 utilizing available commercial paper, cash and other financing.

The Company’s $175.0 million variable rate seven-year term loan matures in August, 2020. The term loan is pre-payable at par and has annual principle repayments of $8.8 million in each of the first six years with the balance due at maturity. The variable interest rate is reset quarterly at three-month U.S. dollar LIBOR plus 1.125%. There have been no additional material changes to the Company’s scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2012.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Certain provisions in the Company's governing documents may make it more difficult for a third party to acquire DENTSPLY.

Certain provisions of DENTSPLY's Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY's By-laws and call special meetings of stockholders. In addition, members of DENTSPLY's management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 4% of the outstanding common stock of DENTSPLY.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

At September 30, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended September 30, 2013, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

July 1, 2013 to July 31, 2013	—	$—	$—	13,607.1
August 1, 2013 to August 31, 2013	89.4	42.00	3,754.5	13,664.7
September 1, 2013 to September 30, 2013	147.6	43.02	6,348.4	13,810.4
	237.0	$—	$10,102.9

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 29, 2013
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	October 29, 2013
	Christopher T. Clark	Date
President and
Chief Financial Officer