Form 10-K
period 2013-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2014-02-20
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Commission File Number 0-16211

DENTSPLY International Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 West Philadelphia Street, York, PA	17405-2558
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (717) 845-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2013, was $5,825,578,435.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on February 13, 2014 was 141,813,505.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “assumes” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management’s current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

PART I

Item 1. Business

History and Overview

DENTSPLY, a Delaware corporation which dates its history to 1899, believes it is the world’s largest designer, developer, manufacturer and marketer of a broad range of consumable dental products for the professional dental market. The Company also manufactures and markets other consumable medical device products. The Company’s principal product categories are dental consumable products, dental laboratory products, dental specialty products and consumable medical device products. The Company’s worldwide headquarters and executive offices are located in York, Pennsylvania.

Consolidated net sales, excluding precious metal content, of the Company’s dental products accounted for approximately 88% of DENTSPLY’s consolidated net sales, excluding precious metal content, for the year ended December 31, 2013. The remaining consolidated net sales, excluding precious metal content, is primarily related to consumable medical device products and materials sold to the investment casting industry. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Throughout 2013, the Company conducted its business through four operating segments. During the year ended December 31, 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. All of the Company’s segments are primarily engaged in the design, manufacture and distribution of dental and medical products in four principal product categories: 1) dental consumable products 2) dental laboratory products 3) dental specialty products and 4) consumable medical device products.

The Company conducts its business in the United States of America (“U.S.”), as well as in over 120 foreign countries, principally through its foreign subsidiaries. DENTSPLY has a long-established presence in the European market, particularly in Germany, Sweden, France, the United Kingdom (“UK”), Switzerland and Italy, as well as in Canada. The Company also has a significant market presence in the countries of the Commonwealth of Independent States (“CIS”), Central and South America, the Middle-East region and the Pacific Rim.

Geographic Information

For 2013, 2012 and 2011, the Company’s net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 67%, 67% and 66%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company’s U.S. and foreign sales by shipment origin set forth in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company’s operating segments for the years ended December 31, 2013, 2012 and 2011 can be found in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY’s principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. Additionally, the Company’s consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, BELLOVAC ABT, CALIBRA, CAULK, CAVITRON, CERAMCO, CERCON, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ECLIPSE, ELEPHANT, ESTHET.X, FRIADENT, GENIE, GOLDEN GATE, IN-OVATION, INTERACTIVE MYSTIQUE, LOFRIC, MAILLEFER, MIDWEST, NUPRO, ORAQIX, OSSEOSPEED, PALODENT PLUS, PEPGEN P-15, PORTRAIT, PRIME & BOND, PROFILE, PROTAPER, RECIPROC, RINN, SANI-TIP, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRIODENT MATRIX SYSTEMS, TRUBYTE, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK .

Dental Consumable Products

Dental consumable products consist of value added dental supplies and devices and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 28%, 28% and 33% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2013, 2012 and 2011, respectively.

DENTSPLY’s dental supplies and devices in the dental consumable products category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different dental consumable products marketed under more than one hundred brand names.

Small equipment products in the dental consumable products category consist of various durable goods used in dental offices for the treatment of patients. DENTSPLY’s small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 10%, 11% and 14% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2013, 2012 and 2011, respectively.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 49%, 48% and 46% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2013, 2012 and 2011, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital scanning and treatment planning software, dental lasers and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products. Net sales of consumable medical device products, excluding precious metal content, accounted for approximately 13%, 13% and 7% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2013, 2012 and 2011, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	Increasing worldwide population.

•
Aging mix of population in developed countries - The U.S., European, Japanese and other regions have aging population with significant needs for dental care and healthcare, the elderly in these regions are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

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

•
Per capita and discretionary incomes are increasing in emerging markets - As personal incomes continue to rise in the emerging nations of the Pacific Rim, CIS and Latin America, obtaining healthcare, including dental services, is a growing priority. Many surveys indicate the middle class population will expand significantly within these emerging markets.

•
The Company’s business is less susceptible than many other industries to general downturns in the economies in which it operates. Many of the products the Company offers relate to dental procedures and health conditions that are considered necessary by patients regardless of the economic environment. Dental specialty products and products that support discretionary dental procedures are the most susceptible to changes in economic conditions.

DENTSPLY believes that demand in a given geographic market for its dental and medical products vary according to the stage of social, economic and technical development of the particular market. Geographic markets for DENTSPLY’s dental and medical products can be categorized into the following two stages of development:

Developed Markets
The U.S., Canada, Western Europe, Japan, Australia and certain other countries are highly developed markets that demand the most advanced dental and health products and have the highest level of expenditures for dental and medical care. These markets account for approximately 80% to 85% of the Company’s net sales. In these markets, dental care is increasingly focused upon preventive care and specialized dentistry, in addition to basic procedures, such as excavation of teeth and filling of cavities, tooth extraction and denture replacement. These markets require varied and complex dental products, utilize sophisticated diagnostic and imaging equipment and demand high levels of attention to protect against infection and patient cross-contamination. A broader segment of the population in these markets can afford higher end treatments in both dental and medical care.

Emerging Markets
In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to excavation of teeth and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental and medical care. These markets account for approximately 15% to 20% of the Company’s net sales. The Company markets products with a diverse price range including dual-brand alternatives to address patient and professional needs. However, there is also a portion of the population in these markets that receive excellent dental and medical care similar to that received in developed countries. As such our premium products are actively sold into these regions.

The Company offers products and equipment for use in markets at both of these stages of development. The Company believes that demand for more technically advanced products will increase as each of these markets develop. The Company also believes that its recognized brand names, high quality and innovative products, clinical education and technical support services and strong international distribution capabilities position it well, to benefit from opportunities in virtually any market.

DENTSPLY employs approximately 3,600 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of the distributors, dealers and the end-users.

Dental

DENTSPLY distributes approximately half of its dental products through third-party distributors. Certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are sold directly to the dental laboratory or dental professionals in some markets. During 2013 and 2012, the Company did not have any single customer that represented ten percent or more of DENTSPLY’s consolidated net sales. In 2011, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11% of DENTSPLY’s consolidated net sales. No other single customer, represented ten percent or more of DENTSPLY’s consolidated net sales during 2011.

Although many of its dental sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, The Company conducts extensive distributor, dealer and end-user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing relationships with various dental associations and recognized worldwide opinion leaders in the dental field, although there is no assurance that these influential dental professionals will continue to support the Company’s products in the future.

Medical

The Company’s urology products business reaches the market directly in 16 countries throughout Europe and North America, and through distributors in 18 additional markets. The largest markets include the UK, Germany and France. Sales efforts target urologists, urology nurses, general practitioners and direct-to-patients.

Historical reimbursement levels within Europe have been higher for intermittent catheters which explain a greater penetration of single-use catheter products in that market. In the U.S., which the Company considers an important growth market, the reimbursement environment has improved since 2008 as the infection control cost benefits of disposable catheters gain acceptance among payers.

The surgery products business operates directly in 13 countries throughout Europe and Australia, with distributors in 21 additional markets. The largest markets include Australia, Norway and the UK. Sales efforts target surgeons, hospital nurses, physiotherapists, hospital purchasing departments and medical supply distributors.

The Company also maintains ongoing relationships with various medical associates, professional and key opinion leaders to help promote our products, although there are no assurances that they will continue to support the Company’s products in the future.

Product Development

Innovation and successful product development are critical to keeping market leadership position in key product categories and growing market share in other products categories while strengthening the Company’s prominence in the dental and medical markets that it serves. While many of DENTSPLY’s existing products undergo brand extensions, the Company also continues to focus efforts on successfully launching innovative products that represent fundamental change.

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $85.1 million, $85.4 million and $66.7 million in 2013, 2012 and 2011, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

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

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company’s core growth and assure ongoing expansion of its business, including new technologies, additional products and geographic breadth.

Operating and Technical Expertise

DENTSPLY believes that its manufacturing capabilities are important to its success. The manufacturing process of the Company’s products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. The Company endeavors to automate its global manufacturing operations in order to improve quality and customer service and lower costs.

Financing

Information about DENTSPLY’s working capital, liquidity and capital resources is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental and medical products industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by professionals, technicians and patients. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, the breadth of its product line, its commitment to customer satisfaction and support of the Company’s products by dental and medical professionals.

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

Regulation

The Company’s products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (the “FDA”). In general, if a dental or medical “device” is subject to FDA regulation, compliance with the FDA’s requirements constitutes compliance with corresponding state regulations. In order to ensure that dental and medical products distributed for human use in the U.S. are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of, and record-keeping for, such products. The introduction and sale of dental and medical products of the types produced by the Company are also subject to government regulation in the various foreign countries in which they are produced or sold. DENTSPLY believes that it is in substantial compliance with the FDA and foreign regulatory requirements that are applicable to its products and manufacturing operations.

Dental and medical devices of the types sold by DENTSPLY are generally classified by the FDA into a category that renders them subject only to general controls that apply to all medical devices, including regulations regarding alteration, misbranding, notification, record-keeping and good manufacturing practices. In the European Union, DENTSPLY’s products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations. DENTSPLY products in Europe bear the CE mark showing that such products adhere to European regulations.

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA’s Dental Devices Classification Panel, the National Institute of Health and the U.S. Public Health Service have each indicated that no direct hazard to humans from exposure to dental amalgams has been demonstrated.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by FDA.  In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people age six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam.   After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action as of the filing date of this Form 10-K from this latest advisory panel meeting.

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

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of DENTSPLY’s requirements.

Intellectual Property

Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains more than 2,500 patents throughout the world and is licensed under a small number of patents owned by others.

DENTSPLY’s policy is to protect its products and technology through patents and trademark registrations both in the U.S. and in significant international markets. The Company carefully monitors trademark use worldwide and promotes enforcement of its patents and trademarks in a manner that is designed to balance the cost of such protection against obtaining the greatest value for the Company. DENTSPLY believes its patents and trademark properties are important and contribute to the Company’s marketing position but it does not consider its overall business to be materially dependent upon any individual patent or trademark.

Employees

At December 31, 2013, the Company and its subsidiaries employed approximately 11,800 employees. Of these employees, approximately 3,400 were employed in the United States and 8,400 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract or other similar type program. The Company believes that it has a positive relationship with its employees.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company’s capital expenditures or on its business.

Other Factors Affecting the Business

Approximately two-thirds of the Company’s sales are located in regions outside the U.S., and the Company’s consolidated net sales can be impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. The Company typically implements most of its price changes in the beginning of the first or fourth quarter. Price changes, other marketing and promotional programs as well as the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Sales for the industry and the Company are generally strongest in the second and fourth calendar quarters and weaker in the first and third calendar quarters, due to the effects of the items noted above and due to the impact of holidays and vacations, particularly throughout Europe.

The Company tries to maintain short lead times within its manufacturing, as such, the backlog on products is generally not material to the financial statements.

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

Negative changes could occur in the dental or medical device markets, the general economic environments, or government reimbursement or regulatory programs of the regions in which the Company operates.

The success of the Company is largely dependent upon the continued strength of dental and medical device markets and is also somewhat dependent upon the general economic environments of the regions in which DENTSPLY operates. Negative changes to these markets and economies could materially impact the Company’s results of operations and financial condition. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. For instance, data suggests that the utilization of dental services by working age adults in the U.S. may have declined over the last several years. Additionally, there is also uncertainty as to what impact the Affordable Care Act may have on dental utilization in the U.S. In certain markets, particularly in the European Union, government and regulatory programs have a more significant impact than in other markets. Changes to these programs could have a positive or negative impact on the Company’s results.

Prolonged negative economic conditions in domestic and global markets may adversely affect the Company’s suppliers and customers and consumers, which could harm the Company’s financial position.

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

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. Although the Company uses certain financial tools to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company.

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

DENTSPLY experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company’s control, including but not limited to:

•	The timing of new product introductions by DENTSPLY and its competitors;

•	Timing of industry tradeshows;

•	Changes in customer inventory levels;

•	Developments in government reimbursement policies;

•	Changes in customer preferences and product mix;

•	The Company’s ability to supply products to meet customer demand;

•	Fluctuations in manufacturing costs;

•	Changes in income tax laws and incentives which could create adverse tax consequences;

•	Fluctuations in currency exchange rates; and

•	General economic conditions, as well as those specific to the healthcare and related industries.

As a result, the Company may fail to meet the expectations of securities analysts and investors, which could cause its stock price to decline. The quarterly fluctuations generally result in net sales and operating profits historically being higher in the second and fourth quarters. The Company typically implements most of its price changes early in the fourth quarter or beginning of the year. These price changes, other marketing and promotional programs, which are offered to customers from time to time in the ordinary course of business, the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period. Net sales and operating profits generally have been lower in the first and third quarters, primarily due not only to increased sales in the quarters preceding these quarters, but also due to the impact of holidays and vacations, particularly throughout Europe.

In addition to fluctuations in quarterly earnings, a variety of other factors may have a significant impact on the market price of DENTSPLY’s common stock causing volatility. These factors include, but are not limited to, the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in the Company’s industry and competitors; the Company’s financial condition and cash flows; any future issuances of DENTSPLY’s common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in geographical areas in which the Company does business.

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

The dental and medical device supplies markets are highly competitive and there is no guarantee that the Company can compete successfully.

The worldwide markets for dental and medical products are highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company’s products obsolete or noncompetitive. Additionally, the size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of DENTSPLY’s competitors may have greater resources than the Company. In addition, the Company is exposed to the risk that its competitors or its customers may introduce private label, generic, or low cost products that compete with the Company’s products at lower price points. If these competitors’ products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

Inventories maintained by the Company’s customers may fluctuate from time to time.

The Company relies in part on its predictions of dealer and customer inventory levels in projecting future demand levels and financial results. These inventory levels may fluctuate, and may differ from the Company’s predictions, resulting in the Company’s projections of future results being different than expected. There can be no assurance that the Company’s dealers and customers will maintain levels of inventory in accordance with the Company’s predictions or past history, or that the timing of customers’ inventory build or liquidation will be in accordance with the Company’s predictions or past history.

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

DENTSPLY has identified new products as an important part of its growth opportunities. There can be no assurance that DENTSPLY will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained from applicable U.S. or international government or regulatory authorities, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company’s products obsolete.

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

The regulatory review process which must be completed prior to marketing a new medical device may delay or hinder a product’s timely entry into the marketplace. There can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Delays or failure to receive the necessary product approvals from governmental authorities could negatively impact DENTSPLY’s operations.

DENTSPLY’s business is subject to extensive, complex and changing laws, regulations and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

DENTSPLY is subject to extensive laws, regulations and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), the United States Federal Trade Commission, the United States Department of Justice and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions.  Such laws, regulations and orders may be complex and are subject to change.

Compliance with the numerous applicable existing and new laws, regulations and orders could require us to incur substantial regulatory compliance costs.  Although the Company has implemented policies and procedures to comply with applicable laws, regulations and orders, there can be no assurance that governmental authorities will not raise compliance concerns or perform audits to confirm compliance with such laws, regulations and orders. Failure to comply with applicable laws, regulations or orders could result in a range of governmental enforcement actions, including fines or penalties, injunctions and/or criminal or other civil proceedings. Any such actions could result in higher than anticipated costs or lower than anticipated revenue and could have a material adverse effect on the Company’s reputation, business, financial condition and results of operations.

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from OFAC requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company also voluntarily contacted OFAC and BIS regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in an ongoing internal review by the Company. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

Challenges may be asserted against the Company’s products due to real or perceived quality or health issues.

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality or health impact of the Company’s products. All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury but that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of dental amalgam or of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results.

The Company may be unable to obtain a supply for certain finished goods purchased from third parties.

A significant portion of the Company’s injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company’s products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time or supply products to competitors. DENTSPLY may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company’s ability to deliver products to customers. If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply or manufacturing of such products and other materials internally or from third parties, the Company’s business and results of operations may be harmed.

The Company is facing increased competition in its Orthodontics business as it recovers from a supply disruption in 2011 and 2012.

One of the Company’s key suppliers, which was the source of certain orthodontic products comprising approximately 9% of the Company’s 2010 consolidated net sales, excluding precious metal content, was located in the zone that was evacuated following the March 2011 tsunami in Japan.  The supplier lost access to its facility and as a result, product supply was severely disrupted through the remainder of 2011 and during a portion of 2012. The supplier gradually restored operations in 2012. The Company has been recovering a portion of the business lost during the supply disruption, but is facing additional competition in part due to capacity added by competition while the Company was out of the market and also in part due to new competitors entering the market and from alternative technologies. The Company continues to source product from its supplier in Japan under an agreement that is subject to periodic renewal and has also established alternative sources of supply. Given the highly competitive conditions in the market, there is no assurance that the Company will be able to recover market share lost during the product outage, or that its existing or alternative sources will be sufficient to allow the Company to have a competitive position in the marketplace.

The Company’s expansion through acquisition involves risks and may not result in the expected benefits.

The Company continues to view acquisitions as a key part of its growth strategy. The Company continues to be active in evaluating potential acquisitions although there is no assurance that these efforts will result in completed transactions as there are many factors that affect the success of such activities. If the Company does succeed in acquiring a business or product, there can be no assurance that the Company will achieve any of the benefits that it might anticipate from such an acquisition and the attention and effort devoted to the integration of an acquired business could divert management’s attention from normal business operations. If the Company makes acquisitions, it may incur debt, assume contingent liabilities and/or additional risks, or create additional expenses, any of which might adversely affect its financial results. Any financing that the Company might need for acquisitions may only be available on terms that restrict its business or that impose additional costs that reduce its operating results.

The Company may fail to successfully complete the integration of Astra Tech or fully realize the benefits of the acquisition.

The success of the Company’s acquisition of Astra Tech depends upon its ability to realize anticipated benefits from integrating Astra Tech’s business into its operations. The Company’s ongoing business could be disrupted and management’s attention diverted due to integration planning activities and as a result of the actual integration of the two companies following the acquisition. In addition, conditions in the dental implant and urological medical device markets, including but not limited to market growth, increased competition and government regulation, may differ from the Company’s assumptions and assessments made at the time of the acquisition. As a result, the Company may not fully realize the benefits of the integration as anticipated.

The Company may fail to realize the expected benefits of its cost reduction and restructuring efforts.

In order to operate more efficiently and control costs, the Company may announce from time to time restructuring plans, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, the Company may fail to realize expected efficiencies and benefits, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

Changes in or interpretations of, accounting principles could result in unfavorable charges to operations.

The Company prepares its consolidated financial statements in accordance with US GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. It is possible that future accounting standards the Company would be required to adopt could change the current accounting treatment applied to the Company’s consolidated financial statements and such changes could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

If the Company’s goodwill or intangible assets become impaired, the Company may be required to record a significant charge to earnings.

Under US GAAP, the Company reviews its goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The valuations used to determine the fair values used to test goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Net sales growth, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values. Slower net sales growth rates in the dental or medical device industries, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of the Company’s goodwill or intangible assets may not be recoverable. The Company may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of the Company’s goodwill or intangible assets is determined.

Changes in or interpretations of, tax rules, operating structures, country profitability mix and regulations may adversely affect the Company’s effective tax rates.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in the Company’s tax rates could affect its future results of operations. The Company’s future effective tax rates could be unfavorably affected by factors such as changes in, or interpretation of, tax rules and regulations in the jurisdictions in which the Company does business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of the Company’s deferred tax assets and liabilities.

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

Various parties, including the Company, own and maintain patents and other intellectual property rights applicable to the dental and medical device fields. Although the Company believes it operates in a manner that does not infringe upon any third party intellectual property rights, it is possible that a party could assert that one or more of the Company’s products infringe upon such party’s intellectual property and force the Company to pay damages and/or discontinue the sale of certain products.

Increasing exposure to markets outside of the U.S. and Europe.

We anticipate that sales outside of the U.S. and Europe will continue to expand and account for a significant portion of DENTSPLY’s revenue. Operating in such locations is subject to a number of uncertainties, including, but not limited to, the following:

•	Economic and political instability;

•	Import or export licensing requirements;

•	Additional compliance-related risks;

•	Trade restrictions;

•	Product registration requirements;

•	Longer payment cycles;

•	Changes in regulatory requirements and tariffs;

•	Fluctuations in currency exchange rates;

•	Potentially adverse tax consequences; and

•	Potentially weak protection of intellectual property rights.

The Company’s success is dependent upon its management and employees.

The Company’s success is dependent upon its management and employees. The loss of senior management employees or failure to recruit and train needed managerial, sales and technical personnel, could have a material adverse effect on the Company.

The Company may be unable to sustain the operational and technical expertise that is key to its success.

DENTSPLY believes that its manufacturing capabilities are important to its success. The manufacture of the Company’s products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. There can be no assurance that the Company will be able to maintain the necessary operational and technical expertise that is key to its success.

A large number of the Company’s products are manufactured in single manufacturing facilities.

Although the Company maintains multiple manufacturing facilities, a large number of the products manufactured by the Company are manufactured in facilities that are the sole source of such products. As there are a limited number of alternative suppliers for these products, any disruption at a particular Company manufacturing facility could lead to delays, increased expenses, and may damage the Company’s business and results of operations.

The Company may not generate sufficient cash flow to service its debt, pay its contractual obligations and operate the business.

DENTSPLY’s ability to make payments on its indebtedness and contractual obligations, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control. Although senior management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that DENTSPLY’s business will generate sufficient cash flow from operations in the future to service its debt, pay its contractual obligations and operate its business.

The Company may not be able to repay its outstanding debt in the event that cross default provisions are triggered due to a breach of loan covenants.

DENTSPLY’s existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. Any breach of any such covenants or restrictions, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense, would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle DENTSPLY’s other lenders to accelerate their loans. DENTSPLY may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provisions are triggered.

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

DENTSPLY’s level of indebtedness and related debt service obligations could have negative consequences including:

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

DENTSPLY’s current indebtedness contains a number of covenants and financial ratios, which it is required to satisfy. Under the agreements governing the DENTSPLY’s 4.11% Senior Notes due 2016, the Company will be required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 3.50 to 1.00. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratio, but no assurance can be given that DENTSPLY will be able to do so. DENTSPLY’s failure to maintain such ratio or a breach of the other covenants under its debt instruments outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Changes in our credit ratings or macroeconomic impacts on credit markets may increase our cost of capital and limit financing options.

We utilize the short and long-term debt markets to obtain capital from time to time. Adverse changes in our credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities which may in turn limit financing options, including our access to the unsecured borrowing market. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, would adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

Certain provisions in the Company’s governing documents may make it more difficult for a third party to acquire DENTSPLY.

Certain provisions of DENTSPLY’s Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY’s By-laws and call special meetings of stockholders. In addition, members of DENTSPLY’s management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 4% of the outstanding common stock of DENTSPLY.

Issues related to the quality and safety of the Company’s products, ingredients or packaging could cause a product recall resulting in harm to the Company’s reputation and negatively impacting the Company’s operating results.

The Company’s products generally maintain a good reputation with customers and end-users. Issues related to quality and safety of products, ingredients or packaging, could jeopardize the Company’s image and reputation. Negative publicity related to these types of concerns, whether valid or not, might negatively impact demand for the Company’s products or cause production and delivery disruptions. The Company may need to recall products if they become unfit for use. In addition, the Company could potentially be subject to litigation or government action, which could result in payment of fines or damages. Cost associated with these potential actions could negatively affect the Company’s operating results, financial condition and liquidity.

The Company relies heavily on information and technology to operate its business networks, and any disruption to its technology infrastructure or the Internet could harm the Company’s operations.

DENTSPLY operates many aspects of its business including financial reporting and customer relationship management through server- and web-based technologies, and stores various types of data on such servers or with third-parties who may in turn store it on servers or in the “cloud”. Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. While DENTSPLY has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of DENTSPLY’s principal manufacturing and distribution locations at December 31, 2013:

Location	Function	Leased or Owned

United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Elgin, Illinois (1)	Manufacture of dental x-ray film holders, film	Owned/Leased
mounts and accessories

Waltham, Massachusetts (4)	Manufacture and distribution of dental implant products	Leased

Islandia, New York (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Maumee, Ohio (1)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (1)	Distribution of dental products	Leased

York, Pennsylvania (1)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (4)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (4)	Manufacture and distribution of dental products	Owned

Leuven, Belgium (4)	Manufacture and distribution of 3D digital implantology	Leased

Catanduva, Brazil (4)	Manufacture and distribution of dental anesthetic products	Owned

Petropolis, Brazil (4)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Shanghai, China (1)	Manufacture and distribution of dental laboratory products	Leased

Tianjin, China (4)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (3)	Manufacture and distribution of investment casting products	Leased

Bohmte, Germany (1)	Manufacture and distribution of dental laboratory products	Owned

Hanau, Germany (1)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (4)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (4)	Manufacture and distribution of endodontic	Owned

instruments and materials

Radolfzell, Germany (5)	Distribution of dental products	Leased

Rosbach, Germany (1)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (1)	Distribution of precious metal dental alloys and dental ceramics and refinery of precious metals	Owned

HA Soest, Netherlands (2)	Distribution of orthodontic products	Leased

Katikati, New Zealand (1)	Manufacture of dental consumable products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (1)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (4)	Manufacture and distribution of dental implant products and	Owned
consumable medical devices

Ballaigues, Switzerland (4)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

(1)	These properties are included in the Dental Consumables and Laboratory segment.

(2)	These properties are included in the Orthodontics/Canada/Mexico/Japan segment.

(3)	These properties are included in the Select Distribution segment.

(4)	These properties are included in the Implants/Endodontics/Healthcare/Pacific Rim segment.

(5)	This property is a distribution warehouse not managed by named segments.

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

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 19, Commitments and Contingencies, to the Consolidated Financial Statements in this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 20, 2014.

Name	Age	Position

Bret W. Wise	53	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	52	President and Chief Financial Officer
James G. Mosch	56	Executive Vice President and Chief Operating Officer
Robert J. Size	55	Senior Vice President
Albert J. Sterkenburg	50	Senior Vice President
Deborah M. Rasin	47	Vice President, Secretary and General Counsel

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

Christopher T. Clark has served as President and Chief Financial Officer of the Company since April 8, 2013. He also served as President and Chief Operating Officer from 2009 through April 2013 and as Executive Vice President and Chief Operating Officer in 2007 and 2008.  Prior to that time, Mr. Clark served as Senior Vice President (2003 - 2006), as Vice President and General Manager of DENTSPLY’s global imaging business (1999 - 2002), as Vice President and General Manager of the Prosthetics Division (1996 - 1999), and as Director of Marketing of DENTSPLY’S Prosthetics Division (1992 - 1996).  Prior to September 1992, Mr. Clark held various brand management positions with Proctor & Gamble.

James G. Mosch has served as Chief Operating Officer since April 8, 2013 and as Executive Vice President since January 1, 2009. Prior to that time, he served as Senior Vice President (2003-2009) and as Vice President and General Manager of DENTSPLY’s Professional division, beginning in July 1994 when he started with the Company.  Prior to 1994, Mr. Mosch served in general management and marketing positions with Baxter International and American Hospital Supply Corporation.

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

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market and Dividend Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicted, the high, low, closing sale prices and cash dividends declared of the Company’s common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low

2013
First Quarter	$43.63	$39.36	$42.44	$0.0625
Second Quarter	44.21	39.90	40.96	0.0625
Third Quarter	45.37	40.81	43.41	0.0625
Fourth Quarter	50.99	42.99	48.48	0.0625

2012
First Quarter	$40.32	$34.77	$40.13	$0.055
Second Quarter	41.38	35.88	37.81	0.055
Third Quarter	39.27	35.04	38.14	0.055
Fourth Quarter	40.82	35.83	39.61	0.055

The Company estimates, based on information supplied by its transfer agent, that there are 325 holders of record of the Company’s common stock. Approximately 68,900 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 34.0 million shares of common stock.  The table below contains certain information with respect to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2013:

(in thousands, except per share amounts)				Number of Shares that May Yet be Purchased Under the Share Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1-31, 2013	—	$—	$—	13,962.8
November 1-30, 2013	220,400	47.55	10,479.5	13,908.8
December 1-31, 2013	737,573	47.68	35,163.9	13,465.9
	957,973	$47.65	$45,643.4

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued under equity compensation plans at December 31, 2013:

(in thousands, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	9,425,749	$35.50	9,441,618
Total	9,425,749	$35.50	9,441,618

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the NASDAQ Composite Index, the Standard & Poor’s S&P 500 Index and the Standard & Poor’s S&P Health Care Index.

	12/08	12/09	12/10	12/11	12/12	12/13
DENTSPLY International Inc.	100.00	125.35	122.53	126.22	143.70	176.89
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Health Care	100.00	119.70	123.17	138.85	163.69	231.55

Item 6.  Selected Financial Data

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts, days and percentages)

	Year ended December 31,
	2013	2012	2011 (a)	2010	2009

Statement of Operations Data:
Net sales	$2,950,770	$2,928,429	$2,537,718	$2,221,014	$2,159,378
Net sales, excluding precious metal content	2,771,728	2,714,698	2,332,589	2,031,757	1,990,666
Gross profit	1,577,412	1,556,387	1,273,440	1,130,158	1,106,363
Restructuring and other costs	13,356	25,717	35,865	10,984	6,890
Operating income	419,166	381,939	300,728	380,273	381,243
Income before income taxes	369,335	330,679	256,111	357,656	363,356
Net income	318,161	318,489	247,446	267,335	274,412
Net income attributable to DENTSPLY International	$313,192	$314,213	$244,520	$265,708	$274,258

Earnings per common share:
Basic	$2.20	$2.22	$1.73	$1.85	$1.85
Diluted	$2.16	$2.18	$1.70	$1.82	$1.83

Cash dividends declared per common share	$0.250	$0.220	$0.205	$0.200	$0.200

Weighted Average Common Shares Outstanding:
Basic	142,663	141,850	141,386	143,980	148,319
Diluted	144,965	143,945	143,553	145,985	150,102

Balance Sheet Data:
Cash and cash equivalents	$74,954	$80,132	$77,128	$540,038	$450,348
Property, plant and equipment, net	637,172	614,705	591,445	423,105	439,619
Goodwill and other intangibles, net	3,076,919	3,041,595	2,981,163	1,381,798	1,401,682
Total assets	5,078,047	4,972,297	4,755,398	3,257,951	3,087,932
Total debt, current and long-term portions	1,476,040	1,520,998	1,766,711	611,769	469,325
Equity	2,577,974	2,249,443	1,884,151	1,909,912	1,906,958
Return on average equity	13.0%	15.2%	12.9%	13.9%	15.4%
Total net debt to total capitalization (b)	35.2%	39.0%	47.3%	3.6%	1.0%

Other Data:
Depreciation and amortization	$127,903	$129,199	$85,035	$65,912	$65,175
Cash flows from operating activities	417,848	369,685	393,469	377,461	362,489
Capital expenditures	100,345	92,072	71,186	44,236	56,481
Interest expense (income), net	41,502	48,091	35,577	20,835	16,864
Inventory days	114	106	100	100	99
Receivable days	56	53	54	54	55
Effective tax rate	14.1%	2.7%	4.3%	25.0%	24.5%
(a) Includes the results of the Astra Tech acquisition from September 1, 2011 through December 31, 2011.
(b)The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s operations and business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.  The following discussion includes forward-looking statements that involve certain risks and uncertainties.  See “Forward-Looking Statements” in the beginning of this Form 10-K.  The MD&A includes the following sections:

•	Business - a general description of DENTSPLY’s business and how performance is measured;

•	Results of Operations - an analysis of the Company’s consolidated results of operations for the three years presented in the consolidated financial statements;

•	Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates; and

•	Liquidity and Capital Resources - an analysis of cash flows; debt and other obligations; and aggregate contractual obligations.

2013 Operational Highlights

•
For the year ended December 31, 2013, sales grew by 0.8% on a reported basis and grew 2.1%, excluding precious metal content. The sales growth excluding precious metal content was driven by internal growth of 1.9%, with acquisitions and currency translation each adding 0.1%. This internal sales growth was comprised of increases of 3.8% in the United States, 0.2% in Europe and 2.7% in the rest of world regions.

•
During 2013 the Company completed the integration of its regional sales and marketing organizations of the combined DENTSPLY Implants organization. Integration efforts during the year and continuing into 2014 are now primarily focused on efficiency improvements, including in-sourcing of certain products previously produced by outside parties.

•
Operating margins on a reported basis for the year ended December 31, 2013 increased 120 basis points to 14.2% from 13.0% in fiscal 2012. On an adjusted basis (a non-US GAAP measure), excluding precious metals and certain other items, operating margin improved by 10 basis points to 17.6% from 17.5%.

•	Operating cash flow for the year ended December 31, 2013 was $418 million, an all time record for the Company and a 13% increase versus $370 million in fiscal year 2012.

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

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal sales growth by geographic region; (2) constant currency sales growth by geographic region; (3) operating margins of each reportable segment including product pricing and cost controls; (4) the development, introduction and contribution of innovative new products; and (5) sales growth through acquisition.

The Company defines “internal sales growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition sales growth. The Company defines “net acquisition sales growth” as the net sales, excluding precious metal content, for a period of twelve months following the transaction date of businesses that have been acquired, less the net sales, excluding precious metal content, for a period of twelve months prior to the transaction date of businesses that have been divested. The Company defines “constant currency sales growth” as internal sales growth plus net acquisition sales growth.

The primary drivers of internal growth includes global dental market growth, innovation and new products launched by the Company, and continued investments in sales and marketing resources, including clinical education. Management believes that over time, the Company’s ability to execute its strategies allows it to grow at a modest premium to the growth rate of the underlying dental market. Management further believes that the global dental market has generally in the past and should over time in the future grow at a premium to underlying economic growth rates. Considering all of these factors, the Company assumes that the long-term growth rate for the dental market will range from 3% to 6% on average and that the Company targets a slight premium to market growth. Over the past several years, growth in the global dental and other healthcare markets have been restrained by lower economic growth in Western Europe and certain other markets compared to historical averages and, accordingly, market growth rates, and the Company’s internal growth rate remains uncertain in the near term.

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. The Company typically implements most of its price changes at the beginning of the first or fourth quarters. Price changes, other marketing and promotional programs as well as the management of inventory levels by distributors and the implementation of strategic initiatives, may impact sales levels in a given period.

The Company has a focus on minimizing costs and achieving operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company expects that it will record restructuring charges, from time to time associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements.

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

The Company will continue to pursue opportunities to expand the Company’s product offerings through acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they remain fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

Impact of Foreign Currencies

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the Consolidated Statements of Operations. With 65% to 70% of the Company’s net sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years’ data in order to conform to the current year presentation. Specifically, during the year ended 2013, the Company realigned certain implant and implant related businesses as a result of changes to the management structure. The segment information below reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS

2013 Compared to 2012

Net Sales

The discussion below summarizes the Company’s sales growth, excluding precious metal content, into the following components: (1) constant currency sales growth, which includes internal sales growth and net acquisition sales growth, and (2) foreign currency translation.  These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

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

	Year Ended December 31,
(in millions)	2013	2012	$ Change	% Change

Net sales	$2,950.8	$2,928.4	$22.4	0.8%
Less: Precious metal content of sales	179.1	213.7	(34.6)	(16.2%)
Net sales, excluding precious metal content	$2,771.7	$2,714.7	$57.0	2.1%

During 2013, net sales, excluding precious metal content increased $57.0 million from 2012. The 2.1% increase in net sales, excluding precious metal content, included constant currency sales growth of 2.0%.  The constant currency sales growth was comprised of internal sales growth of 1.9% and acquisition sales growth of 0.1%. Precious metal content of sales declined compared to the same period in 2012, primarily as a result of a decline in use of precious metal alloys in dentistry.

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2013
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	3.8%	0.2%	2.7%	1.9%
Net acquisition sales growth	—%	0.2%	(0.1%)	0.1%
Constant currency sales growth	3.8%	0.4%	2.6%	2.0%

United States

During 2013, net sales, excluding precious metal content, increased by 3.8% on a constant currency basis. The increase was primarily due to internal sales growth in dental specialty and dental consumables product categories.

Europe

During 2013, net sales, excluding precious metal content, increased by 0.4% on a constant currency basis, including 0.2% of net acquisition sales growth. The increase in net sales, excluding precious metal content, was primarily driven by an increase in consumable medical products, partially offset by lower sales of dental specialty products when compared to the year ago period.

All Other Regions

During 2013, net sales, excluding precious metal content, increased 2.6% on a constant currency basis. The internal sales growth was 2.7%, driven by increased sales across all product categories.

Gross Profit

	Year Ended December 31,
(in millions)	2013	2012	$ Change	% Change

Gross profit	$1,577.4	$1,556.4	$21.0	1.3%
Gross profit as a percentage of net sales, including precious metal content	53.5%	53.1%
Gross profit as a percentage of net sales, excluding precious metal content	56.9%	57.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 40 basis points during 2013 compared to 2012. The margin rate decline was primarily the impact of the medical device federal excise tax mandated by the Affordable Care Act that became effective January 1, 2013.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions)	2013	2012	$ Change	% Change

SG&A expenses	$1,144.9	$1,148.7	$(3.8)	(0.3%)
SG&A expenses as a percentage of net sales, including precious metal content	38.8%	39.2%
SG&A expenses as a percentage of net sales, excluding precious metal content	41.3%	42.3%

SG&A expenses as a percentage of net sales, excluding precious metal content, improved 100 basis points as compared to 2012 primarily as a result cost savings across a number of businesses and synergies from the integration activities of recent acquisitions.

Restructuring and Other Costs

	Year Ended December 31,
(in millions)	2013	2012	$ Change	% Change

Restructuring and other costs	$13.4	$25.7	$(12.3)	(47.9%)

The Company recorded net restructuring and other costs of $13.4 million in 2013 compared to $25.7 million in 2012. In 2013, restructuring costs of $12.0 million related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also includes net expense of $1.4 million related to an impairment of previously acquired technology partially offset by a net gain on legal settlements.

In 2012, restructuring and other costs of $25.7 million included restructuring cost of $17.8 million related to the implant integration activity as well as the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also included $5.2 million related to impairment of previously acquired technologies.

Other Income and Expenses

	Year Ended December 31,
(in millions)	2013	2012	$ Change

Net interest expense	$41.5	$48.1	$(6.6)
Other expense (income), net	8.3	3.2	5.1
Net interest and other expense	$49.8	$51.3	$(1.5)

Net Interest Expense

Net interest expense for the year ended December 31, 2013 was $6.6 million lower compared to the year ended December 31, 2012. The net decrease is a result of lower average debt levels in 2013 compared to the same period in 2012 and positive net interest recorded on net investment hedges due to lower average interest rates on euro and Swiss franc hedge contracts compared to the prior year period. The net decrease was partially offset by lower investment income due to lower investment balances, lower interest rates and a lower coupon rate on convertible bonds.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2013 was $5.1 million higher compared to the year ended December 31, 2012. Other expense (income), net for the year ended December 31, 2013 was $8.3 million, comprised primarily of $6.9 million of interest expense and fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, and $2.1 million of currency transaction losses offset by $0.7 million of other non-operating income. Other expense (income), net for the year ended December 31, 2012 was $3.2 million, including $2.7 million of currency transaction losses and $0.5 million of non-operating expenses.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012	$ Change

Effective income tax rate	14.1%	2.7%

Equity in net income (loss) of unconsolidated affiliated company	$1.0	$(3.3)	$4.3

Net income attributable to noncontrolling interests	$5.0	$4.3	$0.7

Net income attributable to DENTSPLY International	$313.2	$314.2	$(1.0)

Diluted earnings per common share	$2.16	$2.18

Provision for Income Taxes

The Company’s effective tax rate for 2013 and 2012 was 14.1% and 2.7%, respectively. The Company’s effective tax rate for 2013 was favorably impacted by the Company’s post-acquisition restructuring activities, the recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013 relating to 2012, a tax benefit of $2.2 million for the release of a valuation allowance and $10.3 million of benefits related to prior year tax matters. During 2012, the Company entered into various legal entity restructuring activities to complete the integration of the Astra Tech business acquired in August 2011. In addition to the specific tax integration of the Astra Tech subsidiaries with legacy DENTSPLY subsidiaries, the Company also realigned much of its foreign legal entity structure to better align operations and cash management activities. As a part of this restructuring, the Company was able to capture an overall net benefit from anticipated tax losses of $57.7 million. Most of the cash flow benefit from this tax matter, including utilization of an existing credit carryforward of approximately $49.6 million will be realized over the next several years after 2012. Also, the Company recognized $12.0 million of tax benefit from a reduction in foreign tax rates and separately recorded a valuation allowance on previously recognized assets of $10.4 million. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, to the consolidated financial statements in this Form 10-K.

In 2013, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provisions for income taxes by $72.9 million and $43.7 million, respectively. In 2012, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provisions for income taxes by $91.7 million and $90.0 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net earnings of $1.0 million on an after-tax basis for 2013. The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY. The Company’s portion of the mark-to-market net gain incurred by DIO was approximately $1.2 million. In 2012, equity in net loss in DIO was $3.3 million on an after-tax basis, which includes the Company’s portion of the mark-to-market net loss incurred by DIO of approximately $3.1 million.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests increased $0.7 million from 2013 to 2012 primarily due to increased sales and earnings by such entities.

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
(2) Restructuring and other costs. These adjustments include both costs and income that are irregular in timing, amount and impact to the Company’s financial performance. As such, these items may not be indicative of past and future performance of the Company and are therefore excluded for the purpose of understanding underlying operating trends.
(3) Amortization of purchased intangible assets. This adjustment excludes the periodic amortization expense related to purchased intangible assets. Beginning in 2011, the Company began recording large non-cash charges related to the values attributed to purchased intangible assets. These charges have been excluded from adjusted net income attributed to DENTSPLY International to allow investors to evaluate and understand operating trends excluding these large non-cash charges.
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

	Year Ended December 31, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$313,192	$2.16
Amortization of purchased intangible assets, net of tax	32,309	0.22
Restructuring and other costs, net of tax	9,721	0.07
Acquisition related activities, net of tax	5,890	0.04
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,339	0.02
Gain on fair value adjustment related to an unconsolidated affiliated company, net of tax	(1,200)	(0.01)
Income tax related adjustments	(21,054)	(0.15)
Adjusted non-US GAAP earnings	$341,197	$2.35

	Year Ended December 31, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$314,213	$2.18
Amortization of purchased intangible assets, net of tax	33,612	0.23
Restructuring and other costs, net of tax	18,549	0.13
Acquisition related activities, net of tax	9,299	0.07
Loss on fair value adjustment related to an unconsolidated affiliated company, net of tax	2,927	0.02
Orthodontic business continuity costs, net of tax	600	—
Income tax related adjustments	(59,992)	(0.41)
Adjusted non-US GAAP earnings	$319,208	$2.22

Operating Segment Results

The Company’s operating businesses are combined into operating groups, which have overlapping product offerings, geographic presence, customer bases, distribution channels and regulatory oversight.  These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations.  Each of these operating groups covers a wide range of product categories and geographic regions.  The product categories and geographic regions often overlap across the groups.  Further information regarding the details of each group is presented in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.  The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$842.7	$816.3	$26.4	3.2%

Orthodontics/Canada/Mexico/Japan	$279.0	$286.7	$(7.7)	(2.7%)

Select Distribution Businesses	$267.3	$252.1	$15.2	6.0%

Implants/Endodontics/Healthcare/Pacific Rim	$1,386.9	$1,363.3	$23.6	1.7%

Segment Operating Income (Loss)
(in millions)	Year Ended December 31,
	2013	2012	$ Change	% Change

Dental Consumable and Laboratory Businesses	$229.6	$223.7	$5.9	2.6%

Orthodontics/Canada/Mexico/Japan	$13.9	$14.1	$(0.2)	(1.4%)

Select Distribution Businesses	$(1.0)	$(4.2)	$3.2	NM

Implants/Endodontics/Healthcare/Pacific Rim	$295.4	$293.0	$2.4	0.8%
NM - Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, increased $26.4 million, or 3.2%, during 2013 as compared to 2012. Sales on a constant currency basis increased 2.1% coupled with positive currency translation of 1.1% due to the weakening of the U.S. dollar primarily against the euro. Constant currency growth was primarily the result of increased sales of the dental consumable products.

Operating income increased $5.9 million during 2013 compared to 2012. The improvement in operating income was primarily the result of sales growth.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, decreased $7.7 million, or 2.7%, during 2013 compared to 2012. Sales grew on a constant currency basis by 1.4% which was entirely offset by negative currency translation of 4.1% as currency rates for the Japanese yen and the Canadian dollar weakened compared with the U.S. dollar. The constant currency growth was primarily the result of increased sales of specialty dental products.

Operating income decreased $0.2 million during 2013 compared to 2012. Excluding the impact of foreign currency fluctuations, there were modest operating income improvements reflecting the ongoing recovery of the orthodontics business.

Select Distribution Businesses

Net sales, excluding precious metal content, increased $15.2 million, or 6.0%, during 2013 compared to 2012. Sales increased by 4.0% on a constant currency basis, while currency translation added 2.0%. The constant currency growth was primarily the result of increased sales of specialty dental products.

Operating income (loss), improved by $3.2 million in 2013 compared to 2012. The improvement in operating income was primarily the result of sales growth.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $23.6 million, or 1.7%, during 2013 compared to 2012. The sales improvement included sales growth of 1.8% on a constant currency basis slightly offset by the negative impact of foreign currency rates. Constant currency sales growth was primarily the result of increased sales of specialty products despite a decline in implant sales.

Operating income improved $2.4 million during 2013 compared to 2012, primarily as a result of increased specialty product sales and cost savings activities.

RESULTS OF OPERATIONS

2012 Compared to 2011

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

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2012
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	3.6%	2.6%	7.2%	4.0%
Net acquisition sales growth	10.2%	24.9%	8.7%	16.2%
Constant currency sales growth	13.8%	27.5%	15.9%	20.2%

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

The Company recorded net restructuring and other costs of $25.7 million in 2012 compared to $35.9 million in 2011. In 2012, restructuring cost of $17.8 million were related to the implant integration activity as well as the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also include $5.2 million related to an impairment of previously acquired technology.

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

Provision for Income Taxes

During 2012, the Company entered into various legal entity restructuring activities to complete the integration of the Astra Tech business acquired in August 2011.  In addition to the specific tax integration of the Astra Tech subsidiaries with legacy DENTSPLY subsidiaries, the Company also realigned much of its foreign legal entity structure to better align operations and cash management activities.  As a part of this restructuring, the Company was able to capture an overall net benefit from anticipated tax losses of $57.7 million. Most of the cash flow benefit from this tax matter, including utilization of an existing credit carryforward of approximately $49.6 million will be realized over the next several years. Also, the Company recognized $12.0 million of tax benefit from a reduction in foreign tax rates and separately recorded a valuation allowance on previously recognized assets of $10.4 million. During 2011, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax loss carryforwards of approximately $46.7 million. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, to the consolidated financial statements in this Form 10-K.

The Company’s effective tax rate for 2012 and 2011 was 2.7% and 4.3%, respectively. In 2012, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provisions for income taxes by $91.7 million and $90.0 million, respectively. In 2011, the Company’s effective income tax rate included the impact of acquisition related activity, restructuring and other costs, amortization of purchased intangibles from acquisitions and the release of the valuation allowance and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $123.8 million and $75.4 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation resulted in a net loss of $3.3 million on an after-tax basis for 2012. The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY. The Company’s portion of the mark-to-market net loss incurred by DIO was approximately $3.1 million. In 2011, equity in net income was $2.4 million on an after-tax basis and the Company’s portion of the mark-to-market net gain incurred by DIO was approximately $2.2 million.

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

	Year Ended December 31, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$314,213	$2.18
Amortization of purchased intangible assets, net of tax	33,612	0.23
Restructuring and other costs, net of tax	18,549	0.13
Acquisition related activities, net of tax	9,299	0.07
Loss on fair value adjustment at an unconsolidated affiliated company, net of tax	2,927	0.02
Orthodontic business continuity costs, net of tax	600	—
Income tax related adjustments	(59,992)	(0.41)
Adjusted non-US GAAP earnings	$319,208	$2.22

	Year Ended December 31, 2011
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$244,520	$1.70
Acquisition related activities, net of tax	62,723	0.44
Amortization of purchased intangible assets, net of tax	14,428	0.10
Restructuring and other costs, net of tax	11,395	0.08
Orthodontic business continuity costs, net of tax	2,128	0.01
Credit risk adjustment to outstanding derivatives, net of tax	(783)	—
Gain on fair value adjustment at an unconsolidated affiliated company, net of tax	(2,486)	(0.02)
Income tax related adjustments	(41,053)	(0.28)
Adjusted non-US GAAP earnings	$290,872	$2.03

Operating Segment Results

Net Sales, Excluding Precious Metal Content
(in millions)	Year Ended December 31,
	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$816.3	$824.3	$(8.0)	(1.0%)

Orthodontics/Canada/Mexico/Japan	$286.7	$276.2	$10.5	3.8%

Select Distribution Businesses	$252.1	$252.5	$(0.4)	(0.2%)

Implants/Endodontics/Healthcare/Pacific Rim	$1,363.3	$984.5	$378.8	38.5%

Segment Operating Income (Loss)
(in millions)	Year Ended December 31,
	2012	2011	$ Change	% Change

Dental Consumable and Laboratory Businesses	$223.7	$209.4	$14.3	6.8%

Orthodontics/Canada/Mexico/Japan	$14.1	$13.0	$1.1	8.5%

Select Distribution Businesses	$(4.2)	$(1.4)	$(2.8)	NM

Implants/Endodontics/Healthcare/Pacific Rim	$293.0	$218.4	$74.6	34.2%
NM - Not meaningful

Dental Consumable and Laboratory Businesses

Net sales, excluding precious metal content, decreased $8.0 million during the year ended December 31, 2012 as compared to 2011.  On a constant currency basis, net sales, excluding precious metals content, increased 2.0%, which was driven primarily by increased sales in the dental consumable businesses partially offset by lower sales in the dental laboratory businesses.

Operating income increased $14.3 million during the year ended December 31, 2012 compared to 2011. Operating income was positively impacted by an increase in gross profit of approximately $8 million despite unfavorable currency translation of approximately $13 million, the increase was mainly the result of product mix. SG&A expenses decreased approximately $7 million, primarily due to favorable currency translation.

Orthodontics/Canada/Mexico/Japan

Net sales, excluding precious metal content, increased $10.5 million, or 3.8%, during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 6.0%. The increase was due to the recovery of the orthodontics business and sales growth in Canada.

Operating income increased $1.1 million during the year ended December 31, 2012 compared to 2011. Gross profit increased $2 million mainly due to higher sales despite approximately $2 million of unfavorable currency translation. SG&A expenses were unchanged as compared to 2011, including favorable foreign currency translation and expenses related to the relaunch of the orthodontics businesses.

Select Distribution Businesses

Net sales, excluding precious metal content, decreased $0.4 million during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased by 8.3% primarily driven by sales demand in all dental product categories with the largest increase in dental specialty products.

Operating income decreased $2.8 million during the year ended December 31, 2012 compared to 2011. Gross profit decreased approximately $5 million primarily due to unfavorable currency translation. SG&A expenses decreased by approximately $3 million, primarily due to favorable foreign currency translation partially offset by increased selling expense.

Implants/Endodontics/Healthcare/Pacific Rim

Net sales, excluding precious metal content, increased $378.8 million, or 38.5%, during the year ended December 31, 2012 compared to 2011. On a constant currency basis, net sales, excluding precious metal content, increased 42.2% over prior year mostly as a result of the full year of Astra Tech financial results. The 2011 net sales, excluding precious metal content, only included four months of Astra Tech financial results. On a constant currency basis, net sales, excluding precious metal content grew in all businesses.

Operating income increased $74.6 million, or 34.2% during the year ended December 31, 2012 compared to 2011. Gross margin increased approximately $289 million primarily due to acquisitions partially offset by approximately $42 million of unfavorable foreign currency translation. SG&A expenses increased approximately $215 million primarily due to acquisitions and favorable foreign currency translation of approximately $27 million.

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

The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted average cost of capital (“WACC”) rate is estimated for geographic regions and applied to the reporting units located within the regions. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

The performance of the Company’s 2013 annual impairment tests did not result in any impairment of the Company’s goodwill. The WACC rates utilized in the 2013 analysis ranged from 8.4% to 11.5%. If the fair value of each of the Company’s reporting units had been hypothetically reduced by 10% at April 30, 2013, the fair value of each reporting unit would still exceed their net book value. Had the WACC rate of each of the Company’s reporting units been hypothetically increased by 50 basis points at April 30, 2013, the fair value of all reporting units still exceeds their net book value.

In 2011, the Company had a major acquisition that significantly increased the size of the Company’s implants and healthcare businesses. Also in 2011, the Company’s orthodontic business suffered a severe supply disruption. The Company continues to closely monitor these businesses given the size and competitive markets in which they operate. Goodwill for these reporting units totaled approximately $1.6 billion at December 31, 2013.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not result in a charge to earnings.

Annual Indefinite-Lived Intangible Asset Impairment Testing

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of indefinite-lived assets.

The fair value of acquired tradenames is estimated by the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Significant management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. Other assumptions are consistent with those applied to goodwill impairment testing.

The performance of the Company’s 2013 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points, the fair value of these assets would still exceed their book value.

In 2011, the Company had a major acquisition that significantly increased the size of the Company’s implants and healthcare businesses. The Company continues to closely monitor these businesses given the size and competitive markets in which they operate. Indefinite-lived intangible assets related to these reporting unit totaled approximately $196.8 million at December 31, 2013.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss. The ranges established by management are based on analysis made by internal and external legal counsel based on information known at the time. If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. The Company believes it has estimated liabilities for probable losses well in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2013, the Company recorded a valuation allowance of $228.8 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2013 were $417.8 million compared to $369.7 million during the year ended December 31, 2012. The year over year improvement in cash from operations of $48.1 million was primarily the result of substantially lower taxes paid partially offset by an increase in working capital. The Company’s cash, cash equivalents and short-term investments decreased by $5.1 million during the year ended December 31, 2013 to $75.0 million.

For the year ended December 31, 2013, the number of days for sales outstanding in accounts receivable increased by three days to 56 days as compared to 53 days in 2012. On a constant currency basis, the number of days of sales in inventory increased by eight days to 114 days at December 31, 2013 as compared to 106 days at December 31, 2012. The Company has strategically increased inventory in a few businesses as part of transition plans associated with anticipated operational changes.  The Company anticipates that inventory levels may continue to increase slightly in 2014 before gradually returning to more normal levels by the end of 2015.

Investing activities during 2013 include capital expenditures of $100.3 million. The Company also invested $75.2 million related to the acquisition of two businesses and final payments on previous acquisitions.

At December 31, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 2.7 million shares, or approximately 1.9% of average diluted shares outstanding, during 2013 at an average price of $43.94. At December 31, 2013 and 2012, the Company held 20.5 million shares of treasury stock. The Company also received proceeds of $66.9 million primarily as a result of 2.3 million stock options exercised during the year ended December 31, 2013.

Total debt decreased by $45.0 million for the year ended December 31, 2013. DENTSPLY’s long-term debt, including the current portion, at December 31, 2013 and 2012 was $1,370.8 million and $1,472.9 million, respectively. The Company’s long-term debt, including the current portion decreased by a net of $102.1 million during the year ended December 31, 2013. This net change included a net decrease in borrowings of $78.4 million, and a decrease of $23.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. The decrease in long term borrowings reflects refinancing of $250.0 million floating rate notes with a combination of a new seven year term loan of $175.0 million and the balance refinanced with short-term commercial paper, which increased $56.9 million for the year. During the year ended December 31, 2013, the Company’s ratio of net debt to total capitalization decreased to 35.3% compared to 39.0% at December 31, 2012. DENTSPLY defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

On August 26, 2013, the Company entered into a $175.0 million variable rate seven-year term loan that matures in August 2020. The term loan is pre-payable at par and has annual principal repayments of $8.8 million in each of the first six years with the balance due at maturity. The variable interest rate is reset quarterly at three-month U.S. dollar London Inter-Bank Offered Rate (“LIBOR”) plus 1.125%.

During the fourth quarter of 2013, the Company settled and replaced net investment hedges totaling 533.8 million euros. The settled hedge instruments were cross currency basis swaps that matured in October and December of 2013. The Company replaced these hedges with new foreign exchange forward contracts that have layered maturity dates from March 2014 to June 2015. These net investment hedges were traded at an exchange rate of approximately 1.37 U.S. dollars per euro which resulted in cash payments totaling $52.7 million to settle the hedges during the fourth quarter of 2013. On December 30, 2013, the Company entered into 22.0 million euro of additional foreign exchange forward contracts designated as hedges of net investments, maturing June 2015. The hedges had an original exchange rate of approximately 1.38 U.S. dollars per euro.

On January 17, 2013, the Company extended 295.5 million Swiss francs of cross currency basis swaps maturing in February, March and April of 2013 with five new swaps totaling 295.5 million Swiss francs maturing in February 2016, March 2017 and

April 2018. These net investment hedges were traded at an exchange rate of approximately 0.93 Swiss francs per U.S. dollar which resulted in cash payments totaling $55.2 million to settle the hedges in February, March, and April of 2013. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 31.6 basis points.

On January 10, 2013, the Company entered into 347.8 million euro of cross currency basis swaps to hedge a balance sheet liability resulting from a legal entity restructuring pursuant to the Company’s acquisition integration plans. The hedges had an original exchange rate of approximately 1.32 U.S. dollars per euro and offset currency revaluation of a euro note payable by a U.S. dollar functional company. On June 19, 2013, the Company terminated these swaps resulting in a cash receipt of $2.2 million.

On December 20, 2012, the Company established hedges totaling 241.4 million Swiss francs to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity that was created by a net dividend of 241.4 million Swiss francs. The change in the value of the hedges offset the change in the value of the Swiss franc denominated intercompany note receivable held at a U.S. dollar functional entity. During the year ending December 31, 2013, the Company adjusted the amount of the hedge each quarter to reflect note repayments and maintain an offset to the currency revaluation of the Swiss franc note receivable outstanding. The note and the hedge decreased by 142.3 million Swiss francs as the note was repaid. The hedge settlements resulted in $7.0 million cash receipt.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At December 31, 2013, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At December 31, 2013, outstanding borrowings were $101.9 million under the multi-currency revolving facility

The Company also has access to $75.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2013, $3.3 million was outstanding under these short-term lines of credit.  At December 31, 2013, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $469.7 million.

At December 31, 2013, the Company held $80.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company’s customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

The following table presents the Company’s scheduled contractual cash obligations at December 31, 2013:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
(in thousands)

Long-term borrowings	$204,656	$567,888	$17,984	$580,305	$1,370,833
Operating leases	38,068	50,317	33,793	21,381	143,559
Interest on long-term borrowings, net
of interest rate swap agreements	37,877	58,574	40,298	51,657	188,406
Postemployment obligations	11,097	23,852	27,686	84,824	147,459
Cross currency basis swaps	40,756	9,187	8,655	—	58,598
Precious metal consignment agreements	80,766	—	—	—	80,766
Other commitments	89,122	—	—	—	89,122
	$502,342	$709,818	$128,416	$738,167	$2,078,743

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2013, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $25.2 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 14, Income Taxes, to the consolidated financial statements in this Form 10-K).

The Company, on an ongoing basis, expects to be able to finance cash requirements, including 2014 capital expenditures in a range of $120.0 million to $130.0 million, stock repurchases, debt service, operating leases and potential future acquisitions from the current cash and cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 12, Financing Arrangements, to the consolidated financial statements. The Company intends to finance the current portion of long-term debt due in 2014 utilizing the available commercial paper and revolving credit facilities as well as other sources of credit. As noted in the Company’s Consolidated Statements of Cash Flows in this Form 10-K, the Company continues to generate strong cash flows from operations, which are used to finance the Company’s activities.

At December 31, 2013, the majority of the Company’s cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, may potentially be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, in order to repay a portion of its commercial paper. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the purchase of the remaining shares of one variable interest entity for approximately 62.0 million euros as well as the current portion of long-term debt maturing in 2014 utilizing available commercial paper, cash and other financing.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Significant Accounting Policies, to the Consolidated Financial Statements in this Form 10-K for a discussion of recent accounting guidance and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s major market risk exposures are changing interest rates, movements in foreign currency exchange rates and potential price volatility of commodities used by the Company in its manufacturing processes. The Company’s policy is to manage interest rates through the use of floating rate debt and interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. The Company employs foreign currency denominated debt and currency swaps which serve to partially offset the Company’s exposure on its net investments in subsidiaries denominated in foreign currencies. The Company’s policy generally is to hedge major foreign currency transaction exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. In order to limit the unanticipated earnings fluctuations from volatility in commodity prices, the Company selectively enters into commodity swaps to convert variable raw material costs to fixed costs. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure in addition to the risks on its financial instruments, such as possible impacts on its pricing and production costs, which are difficult to reasonably predict, and have therefore not been included below.

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

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level, cross currency basis swaps and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment.

At December 31, 2013, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts and the cross currency basis swaps by approximately $81.8 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and to convert fixed rate debt to variable rate debt. At December 31, 2013, the Company has three groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.5 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016. Another swap has a notional amount of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on a portion of the Company’s $250.0 million Private Placement Notes to variable rate for a term of five years, ending February 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

At December 31, 2013, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company’s interest expense by approximately $4.7 million.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. At December 31, 2013, the Company had swaps in place to purchase 1,062 troy ounces of platinum bullion for use in production at an average fixed rate of $1,452 per troy ounce.  In addition, the Company had swaps in place to purchase 79,380 troy ounces of silver bullion for use in production at an average fixed rate of $24 per troy ounce.

At December 31, 2013, a 10% increase in commodity prices would reduce the fair value liability associated with the commodity swaps by approximately $0.3 million.

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

At December 31, 2013, the Company had 171,140 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $80.8 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2013, the average annual rate charged by the consignor banks was 0.4%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

Item 8.  Financial Statements and Supplementary Data

The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Changes in Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” is filed, in Item 15 in this Form 10-K. Other information required by Item 8 is included in “Computation of Ratios of Earnings to Fixed Charges” filed as Exhibit 12.1 to this Form 10-K.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended December 31, 2013 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer and the Board of Directors and substantially all of the Company’s management level employees.  A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of the Company’s website at www.DENTSPLY.com. The Company intends to disclose any amendment to its Code of Business Conduct and Ethics that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Business Conduct and Ethics granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investor Relations section of the Company’s website at www.DENTSPLY.com, within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2014 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Changes in Equity - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation (Filed herewith)
3.2		By-Laws, as amended (Filed herewith)
4.1	(a)	United States Commercial Paper Issuing and paying Agency Agreement dated as of August 12, 1999 between the Company and the Chase Manhattan Bank (2)
	(b)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Salomon Smith Barney Inc. (6)
	(c)	12.5 Billion Japanese Yen Term Loan Agreement, due March 28, 2012 dated as of July 25, 2008 (9)
	(d)	United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and J.P. Morgan Chase Bank, N.A. (6)
4.4		$250.0 Million Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5		65.0 Million Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)
4.6
$500.0 Million Credit Agreement, dated as of July 27, 2011 final maturity in July 2016, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Citigroup Global Markets, Inc., Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A. as co-documentation agents, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (12)

4.8		Second Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated August 31, 2011 due September 1, 2016, between the Company, the Lenders, and PNC Bank, National Association , as Agent (12)

4.9
12.5 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 21, 2011 due September 28, 2014, between the Company, The Bank of Tokyo as Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, Inc, as Agent, and the Bank of Tokyo-Mitsubishi UFJ, LTD, Development Bank of Japan, Inc., The Shinkumi Federation Bank, Mitsui Sumitomo Insurance Company, Limited, and The Chiba Bank, LTD as Lenders. (12)

4.10		$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (Filed herewith)
4.11		Form of Indenture (13)
4.12		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (14)
10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (7)
10.4	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.8		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and William R. Jellison* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors’ Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement* (15)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (12)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between CommerzbankAG, Frankfurt, and the Company (8)
	(f)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (Filed herewith)
	(g)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (Filed herewith)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (12)
10.21		Employment Agreement between the Company and Deborah M. Rasin* (12)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statements Chief Financial Officer
32	Section 906 Certification Statement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, File no. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

		Additions
(in thousands)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts		Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2011	$8,820	$469	$7,930	(a)	$(1,373)	$(941)	$14,905
2012	14,905	2,409	115		(3,798)	16	13,647
2013	13,647	2,949	(231)		(2,521)	369	14,213

Inventory valuation reserves:

For Year Ended December 31,
2011	$35,469	$3,325	$697	(b)	$(3,924)	$(463)	$35,104
2012	35,104	2,500	(78)		(4,673)	(292)	32,561
2013	32,561	4,663	(54)		(2,521)	(410)	34,239

Deferred tax asset valuation allowance:

For Year Ended December 31,
2011	$93,054	$(22,400)	$2,174	(c)	$—	$(1,070)	$71,758
2012	71,758	107,995	—		—	(54)	179,699
2013	179,699	49,251	—		—	(104)	228,846

(a) Amount includes $7.8 million allowance for Astra Tech opening balance at August 31, 2011.
(b) Amount includes $1.1 million reserve for Astra Tech opening balance at August 31, 2011.
(c) Amount related to opening balance sheet valuation allowance for Astra Tech at August 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	Christopher T. Clark
	Bret W. Wise		Christopher T. Clark
	Chairman of the Board and		President and
	Chief Executive Officer		Chief Financial Officer
	February 20, 2014		February 20, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 20, 2014

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net sales	$2,950,770	$2,928,429	$2,537,718
Cost of products sold	1,373,358	1,372,042	1,264,278

Gross profit	1,577,412	1,556,387	1,273,440
Selling, general and administrative expenses	1,144,890	1,148,731	936,847
Restructuring and other costs	13,356	25,717	35,865

Operating income	419,166	381,939	300,728

Other income and expenses:
Interest expense	49,625	56,851	43,814
Interest income	(8,123)	(8,760)	(8,237)
Other expense (income), net	8,329	3,169	9,040

Income before income taxes	369,335	330,679	256,111
Provision for income taxes	52,150	8,920	11,016
Equity in net income (loss) of unconsolidated affiliated company	976	(3,270)	2,351

Net income	318,161	318,489	247,446

Less: Net income attributable to noncontrolling interests	4,969	4,276	2,926

Net income attributable to DENTSPLY International	$313,192	$314,213	$244,520

Earnings per common share:
Basic	$2.20	$2.22	$1.73
Diluted	$2.16	$2.18	$1.70

Weighted average common shares outstanding:
Basic	142,663	141,850	141,386
Diluted	144,965	143,945	143,553

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net Income	$318,161	$318,489	$247,446

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88,931	93,775	(208,009)
Net (loss) gain on derivative financial instruments	(29,725)	(25,752)	9,258
Net unrealized holding (loss) gain on available-for-sale securities	(5,093)	18,338	(11,545)
Pension liability adjustments	23,266	(39,196)	(3,164)
Total other comprehensive income (loss)	77,379	47,165	(213,460)

Total comprehensive income	395,540	365,654	33,986

Less: Comprehensive income attributable to noncontrolling interests	7,210	4,671	2,730

Comprehensive income attributable to DENTSPLY International	$388,330	$360,983	$31,256

The accompanying notes are an integral part of these financial statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$74,954	$80,132
Accounts and notes receivable-trade, net	472,802	442,412
Inventories, net	438,559	402,940
Prepaid expenses and other current assets	157,487	185,612
Total Current Assets	1,143,802	1,111,096

Property, plant and equipment, net	637,172	614,705
Identifiable intangible assets, net	795,323	830,642
Goodwill, net	2,281,596	2,210,953
Other noncurrent assets, net	220,154	204,901
Total Assets	$5,078,047	$4,972,297

Liabilities and Equity
Current Liabilities:
Accounts payable	$132,789	$165,290
Accrued liabilities	339,308	424,336
Income taxes payable	14,446	39,191
Notes payable and current portion of long-term debt	309,862	298,963
Total Current Liabilities	796,405	927,780

Long-term debt	1,166,178	1,222,035
Deferred income taxes	238,394	232,641
Other noncurrent liabilities	299,096	340,398
Total Liabilities	2,500,073	2,722,854

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at December 31, 2013 and 2012	1,628	1,628
Capital in excess of par value	255,272	246,548
Retained earnings	3,095,721	2,818,461
Accumulated other comprehensive income (loss)	(69,062)	(144,200)
Treasury stock, at cost, 20.5 million shares at December 31, 2013 and 2012	(748,506)	(713,739)
Total DENTSPLY International Equity	2,535,053	2,208,698
Noncontrolling Interests	42,921	40,745
Total Equity	2,577,974	2,249,443
Total Liabilities and Equity	$5,078,047	$4,972,297

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2010	$1,628	$204,902	$2,320,350	$24,156	$(711,650)	$1,839,386	$70,526	$1,909,912

Net income	—	—	244,520	—	—	244,520	2,926	247,446

Other comprehensive loss	—	—	—	(213,264)	—	(213,264)	(196)	(213,460)

Acquisition of noncontrolling interest	—	22,782	—	(1,862)	—	20,920	(37,008)	(16,088)
Exercise of stock options	—	(14,677)	—	—	56,952	42,275	—	42,275
Tax benefit from stock options exercised	—	1,039	—	—	—	1,039	—	1,039
Share based compensation expense	—	20,947	—	—	—	20,947	—	20,947
Funding of Employee Stock Option Plan	—	379	—	—	2,595	2,974	—	2,974
Treasury shares purchased	—	—	—	—	(79,500)	(79,500)	—	(79,500)
Dividends from noncontrolling interests	—	—	—	—	—	—	(174)	(174)
RSU distributions	—	(5,872)	—	—	3,626	(2,246)	—	(2,246)
RSU dividends	—	187	(187)	—	—	—	—	—
Cash dividends ($0.205 per share)	—	—	(28,974)	—	—	(28,974)	—	(28,974)

Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	314,213	—	—	314,213	4,276	318,489

Other comprehensive income	—	—	—	46,770	—	46,770	395	47,165

Exercise of stock options	—	(10,482)	—	—	44,665	34,183	—	34,183
Tax benefit from stock options exercised	—	13,009	—	—	—	13,009	—	13,009
Share based compensation expense	—	22,187	—	—	—	22,187	—	22,187
Funding of Employee Stock Option Plan	—	370	—	—	3,271	3,641	—	3,641
Treasury shares purchased	—	—	—	—	(38,837)	(38,837)	—	(38,837)
RSU distributions	—	(8,453)	—	—	5,139	(3,314)	—	(3,314)
RSU dividends	—	230	(230)	—	—	—	—	—
Cash dividends ($0.220 per share)	—	—	(31,231)	—	—	(31,231)	—	(31,231)

Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	313,192	—	—	313,192	4,969	318,161

Other comprehensive income	—	—	—	75,138	—	75,138	2,241	77,379

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(7,317)	—	—	74,230	66,913	—	66,913
Tax benefit from stock options exercised	—	2,406	—	—	—	2,406	—	2,406
Share based compensation expense	—	25,099	—	—	—	25,099	—	25,099
Funding of Employee Stock Option Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(118,024)	(118,024)	—	(118,024)
RSU distributions	—	(8,795)	—	—	5,329	(3,466)	—	(3,466)
RSU dividends	—	298	(298)	—	—	—	—	—
Cash dividends ($0.250 per share)	—	—	(35,634)	—	—	(35,634)	—	(35,634)

Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:

Net income	$318,161	$318,489	$247,446

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,639	79,456	64,039
Amortization of intangible and other assets	46,264	49,743	20,996
Amortization of deferred financing costs	4,984	7,045	8,023
Deferred income taxes	(29,156)	(65,527)	(88,402)
Share based compensation expense	25,099	22,187	20,947
Restructuring and other costs - non-cash	14,008	20,229	2,460
Stock option income tax benefit	(2,406)	(13,009)	(1,039)
Equity in earnings from unconsolidated affiliates	(976)	3,270	(2,351)
Other non-cash expense (income)	19,760	(15,564)	20,938
Loss on disposal of property, plant and equipment	685	808	570
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(32,532)	(12,591)	1,469
Inventories, net	(25,367)	(36,792)	21,503
Prepaid expenses and other current assets	26,929	(15,126)	(933)
Other noncurrent assets	(1,065)	853	(1,560)
Accounts payable	(36,728)	12,843	10,816
Accrued liabilities	(4,187)	(976)	42,218
Income taxes	(458)	22,105	26,139
Other noncurrent liabilities	13,192	(7,758)	190

Net cash provided by operating activities	417,846	369,685	393,469

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(66,247)	(4,861)	(1,787,516)
Capital expenditures	(100,345)	(92,072)	(71,186)
Purchase of company owned life insurance policies	(1,500)	(1,577)	—
Cash received on derivative contracts	10,784	—	—
Cash paid on derivative contracts	(104,880)	(14,221)	(25,575)
Expenditures for identifiable intangible assets	(1,076)	(3,329)	(3,068)
Liquidations of short-term investments	—	—	6
Proceeds from sale of property, plant and equipment	3,033	1,039	497

Net cash used in investing activities	(260,231)	(115,021)	(1,886,842)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	174,628	—	1,106,514
Payments on long-term borrowings	(251,383)	—	(251,932)
(Decrease) increase in short-term borrowings	57,261	(228,912)	270,209
Proceeds from exercise of stock options	66,913	34,183	42,275
Excess tax benefits from share based compensation	2,406	13,009	1,039
Cash paid for contingent consideration on prior acquisitions	—	(2,519)	(3,023)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(8,960)	—	(16,088)
Cash paid for treasury stock	(118,024)	(38,837)	(79,500)
Cash dividends paid	(34,874)	(31,425)	(28,632)
Cash received on derivative contracts	7	—	—
Cash paid on derivative contracts	(49,659)	(1,108)	(38,481)

Net cash (used in) provided by financing activities	(161,685)	(255,609)	1,002,381

Effect of exchange rate changes on cash and cash equivalents	(1,108)	3,949	28,082

Net (decrease) increase in cash and cash equivalents	(5,178)	3,004	(462,910)

Cash and cash equivalents at beginning of period	80,132	77,128	540,038

Cash and cash equivalents at end of period	$74,954	$80,132	$77,128

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$50,469	$60,166	$34,048
Income taxes paid	$49,832	$109,544	$58,646

The accompanying notes are an integral part of these financial statement

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), designs, develops, manufactures and markets a broad range of consumable dental products for the professional dental market.  The Company believes that it is the world’s leading manufacturer and distributor of dental prosthetics, endodontic instruments and materials, and ultrasonic scalers; the leading U.S. manufacturer and distributor of denture teeth, dental handpieces, dental x-ray film holders, film mounts and prophylaxis paste; and a leading worldwide manufacturer or distributor of impression materials, orthodontic appliances, dental cutting instruments, dental implants and restorative dental materials, dental sealants, and crown and bridge materials. The Company also manufactures and distributes consumable medical device products consisting mainly of urological catheters and certain surgical products. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

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

Accounts and Notes Receivable-Trade

The Company sells dental and certain medical products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluation of those customers’ financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Accounts receivable – trade is stated net of these allowances that were $14.2 million and $13.6 million at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the Company wrote-off $2.5 million and $3.8 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $2.9 million and $2.4 million during 2013 and 2012, respectively.

Additionally, notes receivable – trade is stated net of these allowances that were $0.5 million and $0.9 million at December 31, 2013 and 2012, respectively.  The Company recorded provisions for doubtful accounts on notes receivable – trade of $0.0 million for 2013 and $0.1 million for 2012.  Additionally, the Company wrote-off $0.4 million and $0.2 million in 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2013 and 2012, the cost of $6.5 million and $6.3 million, respectively, of inventories was determined by the last in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.  The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2013 and 2012 by $5.9 million and $5.9 million, respectively.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, during the Company’s second quarter, or when indications of potential impairment exist. The Company monitors for the existence of potential impairment throughout the year.  This impairment assessment includes an evaluation of various reporting units, which is an operating segment or one reporting level below the operating segment. The Company performs impairment tests using a fair value approach. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If impairment is identified on goodwill, the resulting charge is determined by recalculating goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill.

The Company’s fair value approach involves using a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross profit and operating expense assumptions consistent with its historical trends. The total cash flows were discounted based on market participant data, which included the Company’s weighted-average cost of capital. The Company considered the current market conditions when determining its assumptions. Lastly, the Company reconciled the aggregate fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. Additional information related to the testing for goodwill impairment is provided in Note 9, Goodwill and Intangible Assets.

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

Pension and Other Postemployment Benefits

Some of the employees of the Company and its subsidiaries are covered by government or Company-sponsored defined benefit plans. Many of the employees have available to them defined contribution plans.  Additionally, certain union and salaried employee groups in the United States are covered by postemployment healthcare plans.  Costs for Company-sponsored defined benefit and postemployment benefit plans are based on expected return on plan assets, discount rates, employee compensation increase rates and health care cost trends.  Expected return on plan assets, discount rates and health care cost trend assumptions are particularly important when determining the Company’s benefit obligations and net periodic benefit costs associated with postemployment benefits.  Changes in these assumptions can impact the Company’s earnings before income taxes.  In determining the cost of postemployment benefits, certain assumptions are established annually to reflect market conditions and plan experience to appropriately reflect the expected costs as actuarially determined.  These assumptions include medical inflation trend rates, discount rates, employee turnover and mortality rates.  The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yields in the respective economic regions of the plans.  The expected return on plan assets is the weighted average long-term expected return based upon asset allocations and historic average returns for the markets where the assets are invested, principally in foreign locations.  The Company reports the funded status of its defined benefit pension and other postemployment benefit plans on its consolidated balance sheets as a net liability or asset.  Additional information related to the impact of changes in these assumptions is provided in Note 15, Benefit Plans.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2013, the Company had gains of $14.5 million on its loans designated as hedges of net investments and translation gains of $72.2 million. During the year ended December 31, 2012, the Company had gains of $10.1 million on its loans designated as hedges of net investments and translation gains of $83.3 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction losses of $9.0 million, $2.7 million and $1.7 million in 2013, 2012, and 2011, respectively, are included in “Other expense (income), net” on the Consolidated Statements of Operations.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $179.1 million, $213.7 million and $205.1 million for 2013, 2012 and 2011, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and amounted to $85.1 million, $85.4 million and $66.7 million for 2013, 2012 and 2011, respectively.

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

Equity investments are carried at original cost adjusted for the proportionate share of the investees’ income, losses and distributions. The Company assesses the carrying value of its equity investments when an indicator of a loss in value is present and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists.

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

Variable Interest Entities

The Company consolidates all VIE where the Company has determined that it has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in either the significant risks or rewards of the VIE. The Company continually reassesses VIE to determine if consolidation is appropriate. The Company continues to believe that it is the primary beneficiary of one entity under this accounting guidance.

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products represented approximately 88%, 89%, and 93% of sales in 2013, 2012 and 2011, respectively. The Company has four reportable segments and a description of the activities of these segments is included in Note 5, Segment and Geographic Information.

During the year ended December 31, 2013, the Company realigned certain implant and implant related businesses as a result of changes to the business structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information reflects the revised structure for all periods shown.

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

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable reported date. The nature of these financial instruments include, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from, or corroborated by observable market data.

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

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company considers its credit risks and its counterparties’ credit risks when determining the fair values of its financial assets and liabilities. The Company has presented the required disclosures in Note 18, Fair Value Measurement.

Non-Recurring Basis

When events or circumstances require an asset or liability to be fair valued that otherwise is generally recorded based on another valuation method, such as, net realizable value, the Company will utilize the valuation techniques described above.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior years’ data in order to conform to current year presentation.

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”) attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The adoption of this standard is not expected to materially impact the Company’s financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ending March 31, 2014.

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

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except for per share amounts)	Net income attributable to DENTSPLY International	Shares	Earnings per common share

Year Ended December 31, 2013
Basic	$313,192	142,663	$2.20
Incremental shares from assumed exercise of dilutive options		2,302

Diluted	$313,192	144,965	$2.16

Year Ended December 31, 2012
Basic	$314,213	141,850	$2.22
Incremental shares from assumed exercise of dilutive options		2,095

Diluted	$314,213	143,945	$2.18

Year Ended December 31, 2011
Basic	$244,520	141,386	$1.73
Incremental shares from assumed exercise of dilutive options		2,167

Diluted	$244,520	143,553	$1.70

Options to purchase 2.3 million, 4.1 million and 3.2 million shares of common stock that were outstanding during the years ended 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2013, 2012 and 2011, these tax adjustments were $205.1 million, $185.6 million and $167.5 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation gains of $249.9 million and $177.7 million at December 31, 2013 and 2012, respectively, and were offset by losses of $108.9 million and $123.4 million, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(143,142)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	86,690	(31,687)	(5,093)	19,478	69,388
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,962	—	3,788	5,750
Net increase (decrease) in other comprehensive income	86,690	(29,725)	(5,093)	23,266	75,138
Balance at December 31, 2013	$140,992	$(172,867)	$12,729	$(49,916)	$(69,062)

(in thousands)	Foreign Currency Translation Adjustments	Gains and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2011	$(39,078)	$(117,390)	$(516)	$(33,986)	$(190,970)
Other comprehensive income (loss) before reclassifications	93,380	(20,903)	18,338	(40,474)	50,341
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,849)	—	1,278	(3,571)
Net increase (decrease) in other comprehensive income	93,380	(25,752)	18,338	(39,196)	46,770
Balance at December 31, 2012	$54,302	$(143,142)	$17,822	$(73,182)	$(144,200)

Reclassification out of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Operations
	Year Ended December, 31
	2013	2012	2011

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(3,681)	$(3,611)	$(4,903)	Interest expense
Foreign exchange forward contracts	1,184	8,029	1,503	Cost of products sold
Foreign exchange forward contracts	(147)	779	39	SG&A expenses
Commodity contracts	(288)	136	273	Cost of products sold
	(2,932)	5,333	(3,088)	Net (loss) gain before tax
	970	(484)	644	Tax benefit (expense)
	$(1,962)	$4,849	$(2,444)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$141	$138	$80	(a)
Amortization of net actuarial losses	(5,532)	(1,956)	(1,773)	(a)
	(5,391)	(1,818)	(1,693)	Net loss before tax
	1,603	540	526	Tax benefit
	$(3,788)	$(1,278)	$(1,167)	Net of tax

Total reclassifications for the period	$(5,750)	$3,571	$(3,611)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011, respectively (see Note 15, Benefit Plans, for additional details).

NOTE 4 - BUSINESS ACQUISITIONS AND INVESTMENTS IN AFFILIATES

Business Acquisitions

2013 Acquisitions

In November 2013, the Company purchased a Hong Kong-based direct dental selling organization and certain assets of a professional dental consumable New Zealand-based manufacturer. Total purchase price related to these two acquisitions was $62.3 million subject to final purchase price adjustments. At December 31, 2013, the Company recorded a preliminary estimate of $52.9 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. The results of operations for these business have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. These transactions were immaterial to the Company’s net sales and net income attributable to DENTSPLY. The Company expects to finalize the fair value of identifiable assets and liabilities assumed during 2014.

Additionally during the year, the Company paid $9.0 million to purchase the remaining outstanding shares of a consolidated subsidiary. As a result of the transaction, the Company recorded a decrease in noncontrolling interest of $5.0 million and a reduction to additional paid in capital of $3.9 million for the excess of the purchase price above the carrying value of the noncontrolling interest.

2012 Acquisitions

The acquisition related activity for the year ended December 31, 2012 was $7.4 million, which was related to one acquisition and one earn-out payment for a prior period acquisition. The results of operations for this acquisition have been included in the accompanying financial statements as of the effective date of the respective transactions. This transaction was immaterial to the Company’s net sales and net income attributable to DENTSPLY.

2011 Acquisition of Astra Tech

On August 31, 2011, the Company acquired 100% of the outstanding common shares of Astra Tech using the available cash on hand and debt financing. Astra Tech is a leading developer, manufacturer and marketer of dental implants, customized implant abutments and consumable medical devices in the urology and surgery market segments. The Astra Tech acquisition was recorded in accordance with the business combinations provisions of US GAAP.

Astra Tech contributed net sales of $207.1 million and an operating loss of $18.5 million to the Company’s consolidated statements of operations during the period from September 1, 2011 to December 31, 2011 and is included in the Implants/Endodontics/Healthcare/Pacific Rim segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Astra Tech acquisition occurred on January 1, 2011. These amounts were calculated after conversion to US GAAP, applying the Company’s accounting policies and adjusting Astra Tech’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, inventory and intangible assets had been applied from January 1, 2011, together with the consequential tax effects at the statutory rate. These adjustments also reflect the additional interest expense incurred on the debt to finance the acquisition.

(in thousands, except per share data)	Year Ended December 31,
2011

Net Sales	$2,918,347
Net income attributable to DENTSPLY	250,363
Diluted earnings per common share	$1.74

The pro forma financial information is based on the Company’s final assignment of purchase price of the fair value of identifiable assets acquired and liabilities assumed. The Astra Tech financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred on January 1, 2011.

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 17% of the outstanding shares of DIO Corporation (“DIO”). The Company accounts for the ownership in DIO under the equity method of accounting as it has significant influence over DIO. In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which may be converted into common shares at any time. The contractual maturity of the bonds are in December 2015. The bonds are designated by the Company as available-for-sale securities which are reported in, “Other noncurrent assets, net,” on the Consolidated Balance Sheets and the changes in fair value are reported in AOCI. The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position. As such, the derivative is not accounted for separately from the bonds. The cash paid by the Company is equal to the face value of the bonds issued by DIO, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds. The fair value of the DIO bonds was $70.0 million and $75.1 million at December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, an unrealized holding loss of $5.1 million on available-for-sale securities, net of tax, had been recorded in AOCI. For the years ended December 31, 2012 and 2011, an unrealized holding gain of $18.3 million and an unrealized holding loss of $11.5 million, respectively, were recorded on available-for-sale securities, net of tax, in AOCI.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

The businesses are combined into operating groups, which have overlapping product offerings, geographical presence, customer bases, distribution channels and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described for the consolidated financial statements in the summary of significant accounting policies (see Note 1, Significant Accounting Policies). The Company measures segment income for reporting purposes as net operating income before restructuring, impairments, and other costs, interest and taxes. Additionally, the operating groups are measured on net third party sales, excluding precious metal content. A description of the products and services provided within each of the Company’s four reportable segments is provided below.

During the year ended December 31, 2013, the Company realigned certain implant and implant related businesses as result of changes to the business structure. These changes also helped the Company gain operating efficiencies and effectiveness. The segment information below reflects the revised structure for all periods shown.

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

Implants/Endodontics/Healthcare/Pacific Rim

This segment includes the responsibility for the design, manufacture, sales and distribution of most of the Company’s dental implant and related products. This segment also includes the responsibility for the design and manufacturing of Endodontic products and is responsible for the sales and distribution of the Company’s Endodontic products in the United States, Switzerland, and locations not covered by other selling divisions.  In addition, this business group is also responsible for sales and distribution of certain Endodontic products in Germany, Asia and other parts of the world. Additionally, this segment is responsible for the design and manufacture of certain dental consumables and dental laboratory products and the sales and distribution of most dental products sold in Brazil, Latin America (excluding Mexico), Australia and most of Asia (excluding India and Japan). This segment is also responsible for the world-wide design, manufacturing, sales and distribution of the Company’s medical products (non-dental) throughout most of the world.

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

The following table sets forth information about the Company’s segments for the years ended December 31, 2013, 2012 and 2011.

Third Party Net Sales
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$991,694	$993,624	$992,406
Orthodontics/Canada/Mexico/Japan	307,160	320,614	309,143
Select Distribution Businesses	267,949	252,632	253,421
Implants/Endodontics/Healthcare/Pacific Rim	1,388,152	1,365,231	987,778
All Other (a)	(4,185)	(3,672)	(5,030)
Total net sales	$2,950,770	$2,928,429	$2,537,718

(a)	Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$842,736	$816,281	$824,341
Orthodontics/Canada/Mexico/Japan	278,994	286,680	276,228
Select Distribution Businesses	267,300	252,064	252,539
Implants/Endodontics/Healthcare/Pacific Rim	1,386,883	1,363,344	984,509
All Other (b)	(4,185)	(3,671)	(5,030)
Total net sales, excluding precious metal content	$2,771,728	$2,714,698	$2,332,587
Precious metal content of sales	179,042	213,731	205,131
Total net sales, including precious metal content	$2,950,770	$2,928,429	$2,537,718

(b)	Includes amounts recorded at Corporate headquarters.

Intersegment Net Sales
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$172,827	$173,194	$167,621
Orthodontics/Canada/Mexico/Japan	3,913	4,000	4,065
Select Distribution Businesses	2,129	1,534	1,549
Implants/Endodontics/Healthcare/Pacific Rim	143,455	139,460	158,724
All Other (c)	243,127	221,867	211,658
Eliminations	(565,451)	(540,055)	(543,617)
Total	$—	$—	$—

(c)	Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Depreciation and Amortization
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$31,137	$33,855	$34,575
Orthodontics/Canada/Mexico/Japan	3,716	4,959	4,432
Select Distribution Businesses	931	964	875
Implants/Endodontics/Healthcare/Pacific Rim	90,175	86,900	42,546
All Other (d)	1,944	2,521	2,607
Total	$127,903	$129,199	$85,035

(d)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income (Loss)
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$229,566	$223,702	$209,353
Orthodontics/Canada/Mexico/Japan	13,946	14,104	12,998
Select Distribution Businesses	(1,005)	(4,191)	(1,358)
Implants/Endodontics/Healthcare/Pacific Rim	295,419	292,991	218,396
All Other (e)	(105,404)	(118,950)	(102,796)
Segment Operating Income	$432,522	$407,656	$336,593

Reconciling Items:
Restructuring and other costs	13,356	25,717	35,865
Interest expense	49,625	56,851	43,814
Interest income	(8,123)	(8,760)	(8,237)
Other expense (income), net	8,329	3,169	9,040
Income before income taxes	$369,335	$330,679	$256,111

(e)
Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments. Amount recorded in 2011 includes $31.9 million of Astra Tech acquisition costs.

Capital Expenditures
(in thousands)	2013	2012	2011

Dental Consumable and Laboratory Businesses	$21,122	$18,957	$20,693
Orthodontics/Canada/Mexico/Japan	14,423	9,071	7,494
Select Distribution Businesses	1,377	657	1,123
Implants/Endodontics/Healthcare/Pacific Rim	58,104	58,372	32,958
All Other (f)	5,319	5,015	8,918
Total	$100,345	$92,072	$71,186

(f)	Includes capital expenditures of Corporate headquarters.

Assets
(in thousands)	2013	2012

Dental Consumable and Laboratory Businesses	$961,989	$1,007,307
Orthodontics/Canada/Mexico/Japan	308,393	294,348
Select Distribution Businesses	166,679	192,684
Implants/Endodontics/Healthcare/Pacific Rim	3,450,670	3,195,382
All Other (g)	190,316	282,576
Total	$5,078,047	$4,972,297

(g)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2013, 2012 and 2011. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in thousands)	United States	Germany	Sweden	Other Foreign	Consolidated

2013
Net sales	$1,011,646	$559,109	$57,504	$1,322,511	$2,950,770
Property, plant and equipment, net	158,673	129,685	134,083	214,731	637,172

2012
Net sales	$993,980	$546,092	$54,507	$1,333,850	$2,928,429
Property, plant and equipment, net	148,950	122,310	133,502	209,943	614,705

2011
Net sales	$875,471	$515,819	$20,383	$1,126,045	$2,537,718
Property, plant and equipment, net	137,871	118,229	150,167	185,178	591,445

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in thousands)	2013	2012	2011

Dental consumables products	$777,935	$768,098	$766,385
Dental laboratory products	472,080	511,850	515,491
Dental specialty products	1,347,417	1,313,035	1,087,551
Consumable medical device products	353,338	335,446	168,291
Total net sales	$2,950,770	$2,928,429	$2,537,718

Dental consumable products consist of value added dental supplies and small equipment products used in dental offices for the treatment of patients. DENTSPLY’s products in this category include dental anesthetics, infection control products, prophylaxis paste, dental sealants, impression materials, restorative materials, bone grafting materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include dental handpieces, intraoral curing light systems and ultrasonic scalers and polishers.

Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY’s products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, crown and bridge materials, and equipment products used in laboratories consisting of computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting material, 3D digital scanning and treatment planning software, dental lasers and orthodontic appliances and accessories.

Consumable medical device products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products.

Both in 2013 and 2012, the Company did not have any single customer that represented ten percent or more of DENTSPLY’s consolidated net sales. In 2011, one customer, Henry Schein Incorporated, accounted for 11% of DENTSPLY’s consolidated net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in thousands)	2013	2012	2011

Foreign exchange transaction losses	$8,982	$2,679	$1,713
Other (income) expense, net	(653)	490	7,327
Total other expense (income), net	$8,329	$3,169	$9,040
Foreign exchange transaction losses for the year ending December 31, 2013 and 2012, included approximately $6.9 million of interest and fair value adjustments and $1.3 million of interest on non-designated hedges, respectively. Other expense (income), net in the 2011 period included approximately $2.9 million of interest rate swap terminations, $3.8 million of Treasury rate lock ineffectiveness, and $0.6 million of other non-operating expenses.
NOTE 7 - INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in thousands)	2013	2012

Finished goods	$285,271	$248,870
Work-in-process	67,718	72,533
Raw materials and supplies	85,570	81,537
Inventories, net	$438,559	$402,940

The Company’s inventory valuation reserve was $34.2 million and $32.6 million at December 31, 2013 and 2012, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following:

	December 31,
(in thousands)	2013	2012

Assets, at cost:
Land	$47,616	$45,561
Buildings and improvements	427,826	409,451
Machinery and equipment	907,541	848,331
Construction in progress	59,583	50,647
	1,442,566	1,353,990
Less: Accumulated depreciation	805,394	739,285
Property, plant and equipment, net	$637,172	$614,705

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill at April 30, 2013 on thirteen reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 8.4% to 11.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

Impairments of identifiable definite-lived and indefinite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 were $2.0 million, $5.2 million and $1.5 million, respectively, and are included in “Restructuring and other costs” on the Consolidated Statements of Operations.

A reconciliation of changes in the Company’s goodwill by segment and in total are as follows:

(in thousands)	Dental Consumable and Laboratory Businesses	Orthodontics/Canada/Mexico/Japan	Select Distribution Businesses	Implants/Endodontics/Healthcare/Pacific Rim	Total

Balance at December 31, 2012	$488,206	$102,065	$92,473	$1,528,209	$2,210,953
Acquisition activity	42,998	—	—	9,901	52,899
Business unit transfers	(111,766)	(4,365)	(29,510)	145,641	—
Additional consideration for post closing adjustments	—	—	—	610	610
Effect of exchange rate changes	1,844	(2,531)	3,571	14,250	17,134
Balance, at December 31, 2013	$421,282	$95,169	$66,534	$1,698,611	$2,281,596

During 2013, the Company transferred goodwill from other reporting units to the Implants/Endodontics/Healthcare/Pacific Rim segment due to changes in reporting units resulting from the integration of the implant businesses. Affected reporting units were tested for potential impairment of goodwill before and after the transfers. No impairment was identified.

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$181,847	$(91,736)	$90,111	$179,512	$(81,390)	$98,122
Trademarks	85,922	(35,994)	49,928	83,073	(33,129)	49,944
Licensing agreements	31,950	(20,992)	10,958	30,695	(18,966)	11,729
Customer relationships	497,108	(82,381)	414,727	491,859	(50,632)	441,227
Total definite-lived	$796,827	$(231,103)	$565,724	$785,139	$(184,117)	$601,022

Trademarks and In-process R&D	$229,599	$—	$229,599	$229,620	$—	$229,620

Total identifiable intangible assets	$1,026,426	$(231,103)	$795,323	$1,014,759	$(184,117)	$830,642

Amortization expense for identifiable definite-lived intangible assets for 2013, 2012 and 2011 was $46.2 million, $49.7 million and $21.0 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $47.7 million, $46.9 million, $46.3 million, $45.6 million and $44.3 million for 2014, 2015, 2016, 2017 and 2018, respectively.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2013	2012

Deferred taxes	$86,929	$80,903
Prepaid expenses	36,129	54,881
Other current assets	34,429	49,828
Prepaid expenses and other current assets	$157,487	$185,612

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2013	2012

Payroll, commissions, bonuses, other cash compensation and employee benefits	$101,274	$96,206
General insurance	12,178	12,204
Sales and marketing programs	38,514	32,742
Professional and legal costs	14,855	12,202
Restructuring costs	8,608	14,452
Warranty liabilities	3,608	3,693
Deferred income	4,922	5,514
Accrued vacation and holidays	29,944	29,804
Third party royalties	11,494	11,288
Current portion of derivatives	54,367	144,195
Other	59,544	62,036
Accrued liabilities	$339,308	$424,336

NOTE 12 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2013		2012
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

Bank overdrafts	$1,429	1.0%	$123	—%
Corporate commercial paper facility	101,900	0.3%	45,000	0.5%
Brazil short-term loans	1,314	2.8%	1,000	2.0%
Other short-term loans	563	1.8%	1,962	3.9%
Add: Current portion of long-term debt	204,656		250,878
Total short-term debt	$309,862		$298,963

	2013		2012
Maximum month-end short-term debt outstanding during the year	$417,065		$399,931
Average amount of short-term debt outstanding during the year	$318,817		$248,318
Weighted-average interest rate on short-term debt at year-end		1.6%		0.6%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility, at December 31, 2013 and 2012 amounts outstanding were $101.9 million and $45.0 million, respectively. The Company has a $500.0 million five-year revolving credit agreement that expires in July 2016, that serves as back-up credit to this commercial paper facility. Amounts outstanding under the commercial paper facility, if any, reduce amounts available under the revolving credit agreement. Average outstanding issued commercial paper during 2013 was $98.7 million. At December 31, 2013, the Company has classified the commercial paper as short-term debt, reflecting the Company’s intent to repay over the next year.

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2013		2012
	Principal	Interest	Principal	Interest
(in thousands)	Balance	Rate	Balance	Rate

Floating rate senior notes $250 million due August 2013	$—	—%	$250,000	1.8%
Term loan Japanese yen denominated due September 2014	119,213	1.0%	144,681	1.1%
Private placement notes $250 million due February 2016	252,370	4.1%	254,560	4.1%
Fixed rate senior notes $300 million due August 2016	299,775	2.8%	299,689	2.8%
Term loan Swiss francs denominated due September 2016	72,829	1.1%	71,027	1.2%
Term loan $175 million due August 2020	175,000	1.4%	—	—%
Fixed rate senior notes $450 million due August 2021	448,809	4.2%	448,653	4.2%
Other borrowings, various currencies and rates	2,838		4,303
	$1,370,834		$1,472,913
Less: Current portion
(included in notes payable and current portion of long-term debt)	204,656		250,878
Long-term portion	$1,166,178		$1,222,035

The Company has a $500.0 million five-year revolving credit agreement with participation from sixteen banks, which expires in July 2016. The revolving credit agreement contains a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. Any breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At December 31, 2013, the Company was in compliance with these covenants.

The Company repaid the two-year floating rate senior notes in August 2013. On August 26, 2013, the Company entered into a $175.0 million variable rate seven-year term loan that matures in August 2020. The term loan is pre-payable at par and has annual principal repayments of $8.8 million in each of the first six years with the balance due at maturity. The variable interest rate is reset quarterly at three-month U.S. dollar London Inter-Bank Offered Rate (“LIBOR”) plus 1.125%.

The Company’s current portion of long-term debt includes a $75.0 million tranche of the $250.0 million private placement note (“PPN”), $8.8 million of the $175.0 million term loan and the balance of the Japanese yen term loan.

The term loans and PPN contain certain affirmative and negative covenants relating to the Company’s operations and financial condition. At December 31, 2013, the Company was in compliance with all debt covenants.

At December 31, 2013, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $469.7 million.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2013:

(in thousands)

2014	$204,656
2015	182,896
2016	384,992
2017	9,064
2018	8,920
2019 and beyond	580,306
$1,370,834

NOTE 13 - EQUITY

At December 31, 2013, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under its stock repurchase program, the Company purchased 2,685,796 shares and 998,356 shares during 2013 and 2012, respectively, at an average price of $43.94 and $38.90, respectively. At both December 31, 2013 and 2012, the Company held 20.5 million of treasury stock shares. During 2013, the Company repurchased outstanding shares at a value of $118.0 million. The Company also received proceeds of $66.9 million primarily as a result of 2.3 million stock options exercised during the year ended December 31, 2013. During 2012, the Company repurchased outstanding shares at a value of $38.8 million. The Company also received proceeds of $34.2 million primarily as a result of 1.4 million stock options exercised during the year ended December 31, 2012. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2013 and 2012 is $3.0 million and $6.8 million, respectively.

The following table represents total outstanding shares for the years ended December 31:

(in thousands)	Common Shares	Treasury Shares	Outstanding Shares

Balance at December 31, 2010	162,776	(21,041)	141,735
Shares issued	—	2,084	2,084
Repurchase of common stock at cost	—	(2,187)	(2,187)

Balance at December 31, 2011	162,776	(21,144)	141,632
Shares issued	—	1,688	1,688
Repurchase of common stock at cost	—	(998)	(998)

Balance at December 31, 2012	162,776	(20,454)	142,322
Shares issued	—	2,605	2,605
Repurchase of common stock at cost	—	(2,686)	(2,686)

Balance at December 31, 2013	162,776	(20,535)	142,241

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSO”), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan at December 31, 2013 is 9.4 million.

Stock options granted become exercisable over a period of three years after the date of grant at the rate of one-third per year and generally expire ten years after the date of grant under these plans. RSU vest 100% on the third anniversary of the date of grant and are subject to a service condition, which requires grantees to remain employed by the Company during the three-year period following the date of grant. Under the terms of the RSU, the three-year period is referred to as the restricted period. RSU and the rights under the award may not be sold, assigned, transferred, donated, pledged or otherwise disposed of during the three-year restricted period prior to vesting. In addition to the service condition, certain key executives are granted RSU subject to performance requirements during the first year of the RSU award. If actual performance against the goals is not met the RSU granted is adjusted to reflect the achievement level. Upon the expiration of the applicable restricted period and the satisfaction of all conditions imposed, all restrictions imposed on RSU will lapse, and one share of common stock will be issued as payment for each vested RSU. All awards become immediately exercisable upon death, disability or qualified retirement. Awards are expensed as compensation over their respective vesting periods or to the eligible retirement date if shorter.

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in thousands)	2013	2012	2011

Stock option expense	$10,554	$11,126	$10,369
RSU expense	13,059	9,644	9,243
Total stock based compensation expense	$23,613	$20,770	$19,612

Related deferred income tax benefit	$6,057	$5,775	$5,021

There were 2.1 million non-qualified stock options unvested at December 31, 2013. The remaining unamortized compensation cost related to non-qualified stock options is $10.7 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSU is $17.7 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2013	2012	2011

Weighted average fair value per share	$9.30	$8.91	$8.86
Expected dividend yield	0.53%	0.57%	0.55%
Risk-free interest rate	0.87%	0.93%	2.35%
Expected volatility	25%	26%	24%
Expected life (years)	4.98	5.10	5.07

The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $34.3 million, $21.1 million and $27.0 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2013:

	Outstanding			Exercisable
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2012	9,906	$33.18	$69,079	7,599	$31.79	$64,819
Granted	923	40.63
Exercised	(2,309)	28.98
Cancelled	(31)	42.82
Forfeited	(194)	38.89
December 31, 2013	8,295	$35.04	$111,450	6,225	$33.67	$92,200

The weighted average remaining contractual term of all outstanding options is 5.6 years and the weighted average remaining contractual term of exercisable options is 4.7 years.

The following table summarizes information about NQSO outstanding for the year ended December 31, 2013:

			Outstanding			Exercisable
(in thousands, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2013			2013

20.01	-	30.00	1,938	3.6	$26.83	1,938	$26.83
30.01	-	40.00	4,622	6.2	35.51	3,408	34.64
40.01	-	50.00	1,735	6.5	42.98	879	44.97
			8,295	5.6	$35.04	6,225	$33.67

The following table summarizes the unvested RSU transactions for the year ended December 31, 2013:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in thousands, except per share amounts)

Unvested at December 31, 2012	1,034	$36.34
Granted	506	40.92
Vested	(248)	32.80
Forfeited	(161)	38.82
Unvested at December 31, 2013	1,131	$38.81

NOTE 14 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in thousands)	2013	2012	2011

United States	$58,383	$67,668	$7,041
Foreign	310,952	263,011	249,070
	$369,335	$330,679	$256,111

The components of the provision for income taxes from operations are as follows:

	December 31,
(in thousands)	2013	2012	2011

Current:
U.S. federal	$10,340	$23,412	$34,870
U.S. state	4,660	2,788	5,151
Foreign	66,306	69,954	59,397
Total	$81,306	$96,154	$99,418

Deferred:
U.S. federal	$(28,941)	$(128,832)	$(29,664)
U.S. state	(1,377)	11,730	(4,089)
Foreign	1,162	29,868	(54,649)
Total	$(29,156)	$(87,234)	$(88,402)

	$52,150	$8,920	$11,016

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2013	2012	2011

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.7	0.7	0.3
Federal benefit of R&D and foreign tax credits	(5.9)	(7.2)	(8.6)
Tax effect of international operations	(10.2)	(7.4)	(7.9)
Net effect of tax audit activity	1.9	(0.6)	2.1
Tax effect of enacted statutory rate changes	0.1	(3.7)	0.2
Federal tax on unremitted earnings of certain foreign subsidiaries	—	0.1	0.1
Valuation allowance adjustments	(0.6)	12.0	(18.1)
Tax effect of enacted U.S. federal legislation	(2.6)	—	—
Foreign outside basis differences	(1.5)	(26.5)	—
Other	(2.8)	0.3	1.2

Effective income tax rate on operations	14.1%	2.7%	4.3%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$5,793	$—	$2,529	$—
Employee benefit accruals	46,740	—	44,266	—
Foreign outside basis difference	—	—	189,125	—
Inventory	21,941	—	21,173	—
Identifiable intangible assets	—	374,240	—	359,303
Insurance premium accruals	4,402	—	4,381	—
Miscellaneous accruals	10,089	—	12,685	—
Other	35,734	—	15,844	—
Unrealized losses included in AOCI	32,908	—	39,879	—
Property, plant and equipment	—	49,368	—	51,020
Product warranty accruals	1,069	—	1,154	—
Foreign tax credit carryforward	48,450	—	—	—
Restructuring and other cost accruals	956	—	1,048	—
Sales and marketing accrual	5,768	—	4,480	—
Taxes on unremitted earnings of foreign subsidiaries	—	2,506	—	2,556
Tax loss carryforwards and other tax attributes	389,614	—	187,449	—
Valuation allowance	(228,846)	—	(179,699)	—
	$374,618	$426,114	$344,314	$412,879

Deferred tax assets and liabilities are included in the following consolidated balance sheet line items:

	December 31,
(in thousands)	2013	2012

Prepaid expenses and other current assets	$86,929	$80,903
Income taxes payable	4,416	2,856
Other noncurrent assets, net	104,385	86,029
Deferred income taxes	238,394	232,641

The Company has $48.5 million of foreign tax credit carryforwards at December 31, 2013, which will expire in 2023.

The deferred tax asset recorded during 2012 for foreign outside basis differences in a wholly owned subsidiary was realized as a deduction for U.S. income tax purposes during 2013, thus the deferred tax asset remaining at December 31, 2013 is now reflected as a tax loss carryforward. This federal tax loss carryforward of $430.2 million will expire in 2033. The Company also has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1.0 billion at December 31, 2013, of which $563.8 million expires at various times through 2033 and $456.4 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2013 are tax benefits totaling $315.4 million, before valuation allowances, for the tax loss carryforwards.

The Company has recorded $147.1 million of valuation allowance to offset the tax benefit of net operating losses and $81.7 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

Federal and state tax loss carryforwards that result from the exercise of employee stock options are not recorded on the Company’s Consolidated Balance Sheets. These tax loss carryforwards are accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable. The amount incurred during 2013 for tax loss carryforwards, both federal and state, was $17.2 million.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $1.3 billion of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2013 is approximately $25.9 million, of this total, approximately $24.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Expiration of statutes of limitation in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $1.1 million.

The total amount of accrued interest and penalties were $7.9 million and $6.1 million at December 31, 2013 and 2012, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the year ended December 31, 2013, the Company recognized income tax expense of $1.7 million in interest and penalties.  During the year ended December 31, 2012, the Company recognized income tax benefit in the amount of $0.9 million for interest and penalties and during the year ended December 31, 2011, the Company recognized income tax expense in the amount of $0.9 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany and Switzerland.  The Company has substantially concluded all U.S. federal income tax matters for years through 2009, resulting in the years 2010 through 2012 being subject to future potential tax audit adjustments while years prior to 2010 are settled.  The Company has concluded audits in Germany through the tax year 2008 and is currently under audit for the years 2009 through 2011.  The taxable years that remain open for Switzerland are 2003 through 2012.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in thousands)	2013	2012	2011

Unrecognized tax benefits at beginning of period	$12,264	$14,956	$13,143
Gross change for prior period positions	2,471	(3,029)	1,425
Gross change for current year positions	4,517	268	640
Decrease due to settlements and payments	—	—	—
Decrease due to statute expirations	(1,381)	—	(123)
Increase due to effect of foreign currency translation	—	—	—
Decrease due to effect from foreign currency translation	126	69	(129)

Unrecognized tax benefits at end of period	$17,997	$12,264	$14,956

NOTE 15 - BENEFIT PLANS

Defined Contribution Plans

The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of eligible compensation, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a non-elective contribution in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service defined limits. The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The share allocation will be accounted at fair value at the point of allocation, which is normally year-end. In addition to these plans, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expense, net of forfeitures, were $25.8 million, $26.1 million and $17.5 million for 2013, 2012 and 2011, respectively.

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

In addition to the U.S. plans, the Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Spain, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Other foreign plans are not significant individually or in the aggregate. Substantially all of the German and Sweden plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

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

Postemployment Healthcare

The Company sponsors postemployment healthcare plans that cover certain union and salaried employee groups in the U.S. and is contributory, with retiree contributions adjusted annually to limit the Company’s contribution for participants who retired after June 1, 1985. The plans for postemployment healthcare have no plan assets. The Company also sponsors unfunded non-contributory postemployment medical plans for a limited number of union employees and their spouses and retirees of a discontinued operation.

Reconciliations of changes in the defined benefit and postemployment healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012

Change in Benefit Obligation
Benefit obligation at beginning of year	$355,766	$270,607	$14,218	$12,217
Service cost	14,863	12,178	234	195
Interest cost	9,901	10,600	464	490
Participant contributions	3,968	3,638	515	535
Actuarial (gains) losses	(20,727)	59,461	(2,708)	1,601
Plan amendments	—	(93)	11	—
Acquisitions/Divestitures	30	3,745	—	—
Effect of exchange rate changes	8,248	8,100	—	—
Foreign plan additions	—	540	—	—
Foreign plan deletions	(524)	—	—	—
Plan curtailments	(1,669)	(310)	—	—
Benefits paid	(10,440)	(12,700)	(798)	(820)
Benefit obligation at end of year	$359,416	$355,766	$11,936	$14,218

Change in Plan Assets
Fair value of plan assets at beginning of year	$124,884	$108,708	$—	$—
Actual return on assets	9,658	10,732	—	—
Effect of exchange rate changes	2,377	2,362	—	—
Employer contributions	12,718	12,144	283	285
Participant contributions	3,968	3,638	515	535
Benefits paid	(10,440)	(12,700)	(798)	(820)
Fair value of plan assets at end of year	$143,165	$124,884	$—	$—

Funded status at end of year	$(216,251)	$(230,882)	$(11,936)	$(14,218)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012

Other noncurrent assets, net	$23	$263	$—	$—
Deferred tax asset	19,618	26,421	605	1,764
Total assets	$19,641	$26,684	$605	$1,764

Current liabilities	(5,097)	(4,561)	(491)	(654)
Other noncurrent liabilities	(211,177)	(226,584)	(11,445)	(13,564)
Deferred tax liability	(644)	(449)	—	—
Total liabilities	$(216,918)	$(231,594)	$(11,936)	$(14,218)

Accumulated other comprehensive income	48,957	70,377	961	2,805
Net amount recognized	$(148,320)	$(134,533)	$(10,370)	$(9,649)

Amounts recognized in AOCI consist of:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012

Net actuarial loss	$70,615	$99,129	$1,557	$4,569
Net prior service cost	(2,684)	(2,780)	9	—
Before tax AOCI	$67,931	$96,349	$1,566	$4,569
Less: Deferred taxes	18,974	25,972	605	1,764
Net of tax AOCI	$48,957	$70,377	$961	$2,805

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2013	2012

Projected benefit obligation	$357,459	$344,653
Accumulated benefit obligation	330,215	315,963
Fair value of plan assets	141,186	117,413

Components of net periodic benefit cost:

	Pension Benefits			Other Postemployment Benefits
(in thousands)	2013	2012	2011	2013	2012	2011

Service cost	$14,863	$12,178	$10,950	$234	$195	$61
Interest cost	9,901	10,600	9,633	464	490	553
Expected return on assets	(4,998)	(4,727)	(5,184)	—	—	—
Amortization of prior service cost (credit)	(133)	(138)	80	2	—	—
Amortization of net actuarial loss	5,150	1,995	1,584	303	264	189
Curtailment and settlement gains	(1,600)	(303)	4	—	—	—
Net periodic benefit cost	$23,183	$19,605	$17,067	$1,003	$949	$803

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postemployment Benefits
(in thousands)	2013	2012	2011	2013	2012	2011

Net actuarial (gain) loss	$(23,364)	$55,662	$8,352	$(2,709)	$1,601	$537
Net prior service (credit)	(37)	(161)	(2,845)	11	—	—
Amortization	(5,017)	(1,857)	(1,664)	(305)	(264)	(189)
Total recognized in AOCI	$(28,418)	$53,644	$3,843	$(3,003)	$1,337	$348
Total recognized in net periodic benefit cost and AOCI	$(5,235)	$73,249	$20,910	$(2,000)	$2,286	$1,151

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $2.7 million. There will be an immaterial amount of estimated net loss and prior service credit for the other postemployment plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2014 are as follows:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Amount of net prior service cost (credit)	$(138)	$2
Amount of net loss	2,838	43

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, at December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2013	2012	2011	2013	2012	2011

Discount rate	3.2%	2.8%	4.0%	4.8%	3.5%	4.0%
Rate of compensation increase	2.7%	2.7%	2.8%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.5%	8.0%	7.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	7.0	6.0

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2013	2012	2011	2013	2012	2011

Discount rate	2.8%	4.0%	4.1%	3.5%	4.0%	5.0%
Expected return on plan assets	4.3%	4.1%	4.8%	n/a	n/a	n/a
Rate of compensation increase	2.7%	2.8%	2.6%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.5%	8.0%	7.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	7.0	6.0

Measurement Date	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011

To develop the assumptions for the expected long-term rate of return on assets, the Company considered the current level of expected returns on risk free investments (primarily U.S. government bonds), the historical level of the risk premium associated with the other asset classes in which the assets are invested and the expectations for future returns of each asset class.  The expected return for each asset class was then weighted based on the target asset allocations to develop the assumptions for the expected long-term rate of return on assets.

Assumed health care cost trend rates have an impact on the amounts reported for postemployment benefits. An ongoing one percentage point change in assumed healthcare cost trend rates would have had the following effects for the year ended December 31, 2013:

	Other Postemployment Benefits
(in thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$161	$(123)
Effect on postemployment benefit obligation	2,104	(1,656)

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2013 is presented in the table below by asset category. Approximately 82% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$15,231	$15,231	$—	$—
Equity securities:
U. S.	929	929	—	—
International	37,904	37,904	—	—
Fixed income securities:
Fixed rate bonds (a)	51,066	51,066	—	—
Other types of investments:
Mutual funds (b)	3,367	3,367	—	—
Real estate mutual funds	8,906	8,906	—	—
Common trusts (c)	10,100	—	6,802	3,298
Insurance contracts	13,240	—	3,739	9,501
Hedge funds	2,046	—	—	2,046
Real estate	376	—	—	376
Total	$143,165	$117,403	$10,541	$15,221

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$5,930	$5,930	$—	$—
Equity securities:
U. S.	1,015	1,015	—	—
International	34,197	34,197	—	—
Fixed income securities:
Fixed rate bonds (a)	48,450	48,450	—	—
Other types of investments:
Mutual funds (b)	8,994	—	8,994	—
Real estate mutual funds	9,713	9,713	—	—
Common trusts (c)	2,708	—	—	2,708
Insurance contracts	12,199	—	3,865	8,334
Hedge funds	1,311	—	—	1,311
Real estate	367	—	—	367
Total	$124,884	$99,305	$12,859	$12,720

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2012 to December 31, 2013 for the plans assets categorized as Level 3. No assets were transferred in or out of the Level 3 category during the year ended December 31, 2013.

	Changes within Level 3 Category for
	Year Ended December 31, 2013
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2012	$2,708	$8,334	$1,311	$367	$12,720
Actual return on plan assets:
Relating to assets still held at the reporting date	409	421	82	—	912
Relating to assets sold during the period	99	—	—	—	99
Purchases, sales and settlements, net	82	637	596	—	1,315
Effect of exchange rate changes	—	109	57	9	175
Balance at December 31, 2013	$3,298	$9,501	$2,046	$376	$15,221

The following tables provide a reconciliation from December 31, 2011 to December 31, 2012 for the plans assets categorized as Level 3.  No assets were transferred in or out of the Level 3 category during the year ended December 31, 2012.

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

Cash Flows

In 2014, the Company expects to make contributions and direct benefit payments of $12.1 million to its defined benefit pension plans and $0.5 million to its postemployment medical plans.

Estimated Future Benefit Payments

(in thousands)	Pension Benefits	Other Postemployment Benefits

2014	$10,595	$502
2015	11,697	497
2016	11,171	487
2017	12,221	504
2018	14,437	524
2019-2022	82,030	2,794

The above table reflects the total employer contributions and benefits expected to be paid from the plan and does not include the participants’ share of the cost.

NOTE 16 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $12.0 million and $17.8 million for 2013 and 2012, respectively, are reflected in “Restructuring and other costs” in the Consolidated Statement of Operations and the associated liabilities are recorded in “Accrued liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheet.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

During 2013, the Company initiated several restructuring plans primarily related to closing locations as a result of integration activities as the Company realigned certain implant and implant related businesses to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $2.3 million, related to adjustments to 2012 and 2011 and prior plans.

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

During 2011, as a result of the impact of the Japan natural disaster, the Company initiated a restructuring plan related to the Orthodontic business during the second quarter. The restructuring plan addressed overhead costs related to the business and has reduced those costs as the Orthodontic business. The Company recorded $1.7 million of charges for the year ended December 31, 2011 for this plan. In addition to the restructuring charges, for the year ended December 31, 2011, the Company incurred approximately $3.3 million of selling, general and administrative expenses related to costs of maintaining the critical Orthodontic business processes and structures during the lack of product supply.

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

At December 31, 2013, the Company’s restructuring accruals were as follows:

	Severances
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$1,495	$11,412	$—	$12,907
Provisions and adjustments	—	1,314	8,615	9,929
Amounts applied	(1,069)	(9,832)	(2,615)	(13,516)
Change in estimates	(24)	(2,014)	(236)	(2,274)
Balance at December 31, 2013	$402	$880	$5,764	$7,046

	Lease/Contract Terminations
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$792	$682	$—	$1,474
Provisions and adjustments	—	77	1,999	2,076
Amounts applied	(136)	(626)	(1,887)	(2,649)
Change in estimates	$—	(41)	(14)	(55)
Balance at December 31, 2013	$656	$92	$98	$846

	Other Restructuring Costs
(in thousands)	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$94	$—	$94
Provisions and adjustments	957	1,383	2,340
Amounts applied	(994)	(716)	(1,710)
Change in estimates	1	(9)	(8)
Balance at December 31, 2013	$58	$658	$716

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in thousands)	December 31, 2012	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2013

Dental Consumable and Laboratory Businesses	$9,132	$1,236	$(7,635)	$(1,390)	$1,343
Orthodontics/Canada/Mexico/Japan	361	164	(415)	(4)	106
Select Distribution Businesses	222	383	(266)	—	339
Implants/Endodontics/Healthcare/Pacific Rim	4,760	11,869	(9,242)	(943)	6,444
All Other	—	693	(317)	—	376
Total	$14,475	$14,345	$(17,875)	$(2,337)	$8,608

Other Costs

For the year ended December 31, 2013, the Company recorded other costs of $1.4 million which included a $2.4 million impairment of certain previously acquired technology offset by net gain for legal settlements. For the year ended December 31, 2012, the Company recorded other costs of $7.9 million, other costs including $5.2 million impairments of certain previously acquired technologies and the impact of the U.S. presidential executive order updating trade sanctions. On October 9, 2012, President Obama issued an executive order making it illegal for non-U.S. subsidiaries of U.S. companies to engage in certain transactions involving Iran without a license.  The Company reserved appropriate allowances against accounts receivable in its controlled foreign subsidiaries and has discontinued such sales activities.  There can be no assurance as to when such sales may be resumed to this region.

NOTE 17 - FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Derivative Instruments Not Designated as Hedging

The Company enters into derivative financial instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses forward foreign exchange contracts and cross currency basis swaps to hedge these risks. The Company’s significant contracts outstanding at December 31, 2013 are summarized in the tables that follow.

On December 20, 2012, the Company established hedges totaling 241.4 million Swiss francs to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity that was created by a net dividend of 241.4 million Swiss francs. The change in the value of the hedges offset the change in the value of the Swiss franc denominated intercompany note receivable held at a U.S. dollar functional entity. During the year ending December 31, 2013, the Company adjusted the amount of the hedge each quarter to reflect note repayments and maintain an offset to the currency revaluation of the Swiss franc note receivable outstanding. The note and the hedge decreased by 142.3 million Swiss francs as the note was repaid. The hedge settlements resulted in $7.0 million cash receipt.
On January 10, 2013, the Company entered into 347.8 million euros of cross currency basis swaps to hedge a balance sheet liability resulting from a legal entity restructuring pursuant to the Company’s acquisition integration plans. The hedges had an original exchange rate of approximately 1.32 U.S. dollars per euro and offset currency revaluation of a euro note payable by a U.S. dollar functional company. On June 19, 2013, the Company terminated these swaps resulting in a cash receipt of $2.2 million.
On June 27, 2013 and September 16, 2013, the Company dedesignated 36.0 million euros and 48.0 million euros, respectively, of its net investment hedges. These trades matured during the fourth quarter of 2013, resulting in a net cash payment of $3.7 million. The change in the value of the hedges offset the change in the value of a euro denominated intercompany note receivable held at a U.S. dollar functional entity.

Derivative Instruments Designated as Hedging

Cash Flow Hedges

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Other expense (income), net” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.
These foreign exchange forward contracts generally have maturities up to eighteen months and the counterparties to the transactions are typically large international financial institutions. The Company’s significant contracts outstanding at December 31, 2013 are summarized in the tables that follow.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At December 31, 2013, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.2% for a term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged. The Company’s significant contracts outstanding at December 31, 2013 are summarized in the tables that follow.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

The following tables summarize the notional amounts and fair value of the Company’s cash flow hedges and non-designated derivatives at December 31, 2013:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2014	2015	December 31, 2013

Forward sale, 14.9 million Australian dollars	$12,331	$1,610	$757
Forward purchase, 12.6 million British pounds	(20,916)	—	193
Forward sale, 46.5 million Canadian dollars	35,861	8,247	1,045
Forward purchase, 22.7 million Danish kroner	(4,181)	—	(4)
Forward sale, 212.9 million euros	243,739	47,344	(2,755)
Forward sale, 23.3 million Hong Kong dollars	3,006	—	133
Forward sale, 870.6 million Japanese yen	8,263	—	(626)
Forward sale, 180.9 million Mexican pesos	13,837	—	46
Forward purchase, 12.9 million Norwegian kroner	(2,118)	—	(2)
Forward sale, 0.5 million New Zealand dollars	417	—	2
Forward sale, 17.0 million Polish zlotys	5,621	—	(73)
Forward sale, 3.2 million Singapore dollars	2,515	—	7
Forward sale, 4.2 billion South Korean won	4,000	—	1
Forward purchase, 1.3 billion Swedish kronor	(183,015)	(28,429)	(1,282)
Forward purchase, 48.1 million Swiss francs	(62,278)	7,225	(1,009)
Forward sale, 71.6 million Taiwanese dollars	2,401	—	31
Total foreign exchange forward contracts	$59,483	$35,997	$(3,536)

Interest Rate Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016	2017	2018 and Beyond	December 31, 2013

Euro	$993	$993	$993	$993	$248	$(341)
Japanese yen	119,213	—	—	—	—	47
Swiss francs	—	—	72,829	—	—	(885)
Total interest rate swaps	$120,206	$993	$73,822	$993	$248	$(1,179)

Commodity Swap Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2014	2015	December 31, 2013

Silver swap - U.S. dollar	$1,446	$112	$(343)
Platinum swap - U.S. dollar	1,351	101	(91)
Total commodity contracts	$2,797	$213	$(434)

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2014	2015	December 31, 2013

449.8 million euros at 1.45 pay U.S. dollar three-month LIBOR receive three-month Euro Inter-Bank Offered Rate	$618,449	$—	$(33,800)
141.4 million Swiss francs at 0.93 pay Swiss francs three-month LIBOR receive U.S. dollar three-month LIBOR	112,045	46,370	(6,692)
Total cross currency basis swaps	$730,494	$46,370	$(40,492)

At December 31, 2013, deferred net losses on derivative instruments of $7.7 million, which were recorded in AOCI, are expected to be reclassified to current earnings during the next twelve months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is eighteen months. Overall, the derivatives designated as cash flow hedges are highly effective. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows in accordance with the Company’s policy of classifying the cash flows from these instruments in the same category as the cash flows from the items being hedged.

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

During the fourth quarter of 2013, the Company settled and replaced net investment hedges totaling 533.8 million euros. The settled hedge instruments were cross currency basis swaps that matured in October and December of 2013. The Company replaced these hedges with new foreign exchange forward contracts that have layered maturity dates from March 2014 to June 2015. These net investment hedges were traded at an exchange rate of approximately 1.37 U.S. dollars per euro which resulted in cash payments totaling $52.7 million to settle the hedges during the fourth quarter of 2013. On December 30, 2013, the Company entered into 22.0 million euros of additional foreign exchange forward contracts designated as hedges of net investments, maturing June 2015. The hedges had an original exchange rate of approximately 1.38 U.S. dollars per euro.

On January 17, 2013, the Company extended 295.5 million Swiss francs of cross currency basis swaps maturing in February, March and April of 2013 with five new forward starting swaps totaling 295.5 million Swiss francs maturing in February 2016, March 2017 and April 2018. These net investment hedges were traded at an exchange rate of approximately .93 Swiss francs per U.S. dollar which resulted in cash payments totaling $55.2 million to settle the hedges in February, March, and April of 2013. The Company will receive three-month U.S. dollar LIBOR and pay three-month Swiss franc LIBOR minus 31.6 basis points.

At December 31, 2013 and 2012, the Company had debt, cross currency basis swaps and foreign exchange forward contracts to hedge the currency exposure related to a designated portion of the net assets of its European, Swiss and Japanese subsidiaries. The fair value net asset (liability) of the cross currency interest rate swap agreements and foreign exchange forward contracts is the estimated amount the Company would receive (pay) at the reporting date, taking into account the effective interest rates, currency swap basis rates and foreign exchange rates. At December 31, 2013 and 2012, the estimated net fair values of the cross currency interest rate swap agreements was a liability of $18.1 million and a liability of $90.7 million, respectively. At December 31, 2013, the estimated net fair values of the foreign exchange forward contracts was a liability of $5.1 million; the Company did not hold similar contracts at December 31, 2012. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects. At December 31, 2013 and 2012, the accumulated translation gain (loss) on investments in foreign subsidiaries, primarily denominated in euros, Swiss francs, Japanese yen and Swedish kronor, net of these net investment hedges, were losses of $10.1 million and $71.4 million, respectively, which were included in AOCI, net of tax effects.

The following tables summarize the notional amounts and fair value of the Company’s hedges of net investments in foreign operations at December 31, 2013:

Foreign Exchange Forward Contracts	Notional Amounts Maturing in the Year		Fair Value Net Asset (Liability)
(in thousands)	2014	2015	December 31, 2013

Forward sale, 555.8 million euros	$705,078	$59,127	$(5,112)
Total foreign exchange forward contracts	$705,078	$59,127	$(5,112)

Cross Currency Basis Swaps	Notional Amounts Maturing in the Year					Fair Value Net Asset (Liability)
(in thousands)	2014	2015	2016	2017	2018	December 31, 2013

432.5 million Swiss francs at 0.93 pay Swiss francs three-month LIBOR receive U.S. dollar three-month LIBOR	$90,084	$63,417	$112,045	$112,045	$107,003	$(18,106)
Total cross currency basis swaps	$90,084	$63,417	$112,045	$112,045	$107,003	$(18,106)

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million PPN to variable rate for a term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the Consolidated Statements of Operations. At December 31, 2013, the estimated net fair value of these interest rate swaps was an asset of $2.4 million.

The following tables summarize the notional amounts and fair value of the Company’s fair value hedges at December 31, 2013:

				Fair Value Net
Interest Rate Swaps	Notional Amounts Maturing in the Year			Asset (Liability)
(in thousands)	2014	2015	2016	December 31, 2013

U.S. dollar	$45,000	$60,000	$45,000	$2,359
Total interest rate swaps	$45,000	$60,000	$45,000	$2,359

The following tables summarize the fair value and location of the Company’s derivatives on the Consolidated Balance Sheets at December 31, 2013 and 2012:

	December 31, 2013
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges

Foreign exchange forward contracts	$1,517	$255	$10,280	$940
Commodity contracts	—	1	434	1
Interest rate swaps	789	1,617	466	419
Cross currency basis swaps	530	—	2,223	16,413
Total	$2,836	$1,873	$13,403	$17,773
Not Designated as Hedges

Foreign exchange forward contracts	$3,128	$—	$2,328	$—
DIO equity option contracts	—	—	—	142
Interest rate swaps	—	—	85	256
Cross currency basis swaps	—	—	38,551	1,941
Total	$3,128	$—	$40,964	$2,339

	December 31, 2012
	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
(in thousands)

Designated as Hedges

Foreign exchange forward contracts	$2,353	$65	$2,243	$844
Commodity contracts	—	—	95	—
Interest rate swaps	2,192	2,535	525	948
Cross currency basis swaps	8,191	—	97,281	1,588
Total	$12,736	$2,600	$100,144	$3,380
Not Designated as Hedges

Foreign exchange forward contracts	$6,652	$—	$1,353	$—
DIO equity option contracts	—	—	—	153
Interest rate swaps	—	—	114	416
Cross currency basis swaps	537	—	40,026	55,858
Total	$7,189	$—	$41,493	$56,427

Balance Sheet Offsetting

Substantially all of the Company’s derivative contracts are subject to netting arrangements, whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements, the Company elects to present them on a gross basis on the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,900	$—	$4,900	$(4,641)	$—	$259
Commodity contracts	1	—	1	(1)	—	—
Interest rate swaps	2,406	—	2,406	(1,979)	—	427
Cross currency basis swaps	530	—	530	(530)	—	—
Total Assets	$7,837	$—	$7,837	$(7,151)	$—	$686

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,548	$—	$13,548	$(3,467)	$—	$10,081
Commodity contracts	435	—	435	(1)	—	434
DIO equity option contracts	142	—	142	—	—	142
Interest rate swaps	1,226	—	1,226	(62)	—	1,164
Cross currency basis swaps	59,128	—	59,128	(3,621)	—	55,507
Total Liabilities	$74,479	$—	$74,479	$(7,151)	$—	$67,328

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2012:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$9,070	$—	$9,070	$(6,131)	$—	$2,939
Interest rate swaps	4,727	—	4,727	(3,146)	—	1,581
Cross currency basis swaps	8,728	—	8,728	(7,821)	—	907
Total Assets	$22,525	$—	$22,525	$(17,098)	$—	$5,427

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$4,440	$—	$4,440	$(2,339)	$—	$2,101
Commodity contracts	95	—	95	—	—	95
DIO equity option contracts	153	—	153	—	—	153
Interest rate swaps	2,003	—	2,003	(1,339)	—	664
Cross currency basis swaps	194,753	—	194,753	(13,420)	—	181,333
Total Liabilities	$201,444	$—	$201,444	$(17,098)	$—	$184,346

The following tables summarize the amount of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the Company’s cash flow hedges for the years ended December 31, 2013 and 2012:

December 31, 2013
Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Affected Line Item in the Consolidated Statements of Operations	Effective Portion Reclassified from AOCI into Income

(in thousands)

Interest rate swaps	$(166)	Interest expense	$(3,681)
Foreign exchange forward contracts	(6,550)	Cost of products sold	1,184
Foreign exchange forward contracts	(294)	SG&A expenses	(147)
Commodity contracts	(1,004)	Cost of products sold	(288)
Total	$(8,014)		$(2,932)

Derivatives in Cash Flow Hedging	Affected Line Item in the Consolidated Statements of Operations	Ineffective Portion Recognized in Income

(in thousands)

Foreign exchange forward contracts	Other expense (income), net	$666
Commodity contracts	Interest expense	(56)
Total		$610

December 31, 2012

Derivatives in Cash Flow Hedging	Gain (Loss) in AOCI	Affected Line Item in the Consolidated Statements of Operations	Effective Portion Reclassified from AOCI into Income

(in thousands)

Interest rate swaps	$(1,987)	Interest expense	$(3,611)
Foreign exchange forward contracts	1,027	Cost of products sold	8,029
Foreign exchange forward contracts	80	SG&A expenses	779
Commodity contracts	472	Cost of products sold	136
Total	$(408)		$5,333

Derivatives in Cash Flow Hedging	Affected Line Item in the Consolidated Statements of Operations	Ineffective Portion Recognized in Income

(in thousands)

Foreign exchange forward contracts	Other expense (income), net	$915
Commodity contracts	Interest expense	(25)
Total		$890

The following tables summarize the amount of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the Company’s hedges of net investments for the years ended December 31, 2013 and 2012:

December 31, 2013

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Affected Line Item in the Consolidated Statements of Operations	Gain (Loss) Recognized in Income

(in thousands)

Cross currency basis swaps	$(36,035)	Interest income	$4,771
		Interest expense	1,432
Foreign exchange forward contracts	(5,419)	Other expense (income), net	284
Total	$(41,454)		$6,487

December 31, 2012

Derivatives in Net Investment Hedging	Gain (Loss) in AOCI	Affected Line Item in the Consolidated Statements of Operations	Gain (Loss) Recognized in Income

(in thousands)

Cross currency basis swaps	$(34,216)	Interest income	$4,264
		Interest expense	(1,885)
Total	$(34,216)		$2,379

The following tables summarize the amount of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the Company’s hedges of fair value for the years ended December 31, 2013 and 2012:

Derivatives in Fair Value Hedging		Gain (Loss) Recognized in Income
	Affected Line Item in the Consolidated Statements of Operations
(in thousands)		2013	2012

Interest rate swaps	Interest expense	$320	$2,284
Total		$320	$2,284

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the Company’s hedges not designated as hedging for the years ended December 31, 2013 and 2012:

Derivatives Not Designated as Hedging		Gain (Loss) Recognized in Income
	Affected Line Item in the Consolidated Statements of Operations
(in thousands)		2013	2012

Foreign exchange forward contracts (a)	Other expense (income), net	$6,733	$(1,224)
DIO equity option contracts	Other expense (income), net	17	272
Interest rate swaps	Interest expense	6	(155)
Cross currency basis swaps (a)	Other expense (income), net	15,483	12,323
Total		$22,239	$11,216
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Amounts recorded in AOCI related to cash flow hedging instruments at:

	December 31,
(in thousands, net of tax)	2013	2012

Beginning balance	$(17,481)	$(12,737)

Changes in fair value of derivatives	(6,234)	105
Reclassifications to earnings from equity	1,964	(4,849)
Total activity	(4,270)	(4,744)
Ending balance	$(21,751)	$(17,481)

Amounts recorded in AOCI related to hedges of net investments in foreign operations at:

	December 31,
(in thousands, net of tax)	2013	2012

Beginning balance	$(71,358)	$(143,730)

Foreign currency translation adjustment	72,159	83,283
Changes in fair value of:
Foreign currency debt	14,531	10,097
Derivative hedge instruments	(25,453)	(21,008)
Total activity	61,237	72,372
Ending balance	$(10,121)	$(71,358)

NOTE 18 - FAIR VALUE MEASUREMENT

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
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,387.7 million and $1,370.8 million, respectively, at December 31, 2013.   At December 31, 2012, the Company estimated the fair value and carrying value was $1,515.2 million and $1,472.9 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.2%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates at December 31, 2013. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2013 and 2012, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Long-Term investments,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2,406	$—	$2,406	$—
Commodity contracts	1	—	1	—
Cross currency basis swaps	530	—	530	—
Foreign exchange forward contracts	4,900	—	4,900	—
Corporate convertible bonds	70,019	—	—	70,019
Total assets	$77,856	$—	$7,837	$70,019

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Commodity contracts	435	—	435	—
Cross currency basis swaps	59,128	—	59,128	—
Foreign exchange forward contracts	13,548	—	13,548	—
Long-term debt	152,370	—	152,370	—
DIO equity option contracts	142	—	—	142
Total liabilities	$226,849	$—	$226,707	$142

	December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$4,727	$—	$4,727	$—
Cross currency basis swaps	8,728	—	8,728	—
Foreign exchange forward contracts	9,070	—	9,070	—
Corporate convertible bonds	75,143	—	—	75,143
Total assets	$97,668	$—	$22,525	$75,143

Liabilities
Interest rate swaps	$2,003	$—	$2,003	$—
Commodity contracts	95	—	95	—
Cross currency basis swaps	194,753	—	194,753	—
Foreign exchange forward contracts	4,440	—	4,440	—
Long-term debt	154,560	—	154,560	—
DIO equity option contracts	153	$—	—	153
Total liabilities	$356,004	$—	$355,851	$153

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks. The commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges and certain cross currency interest rate swaps are considered hedges of net investment in foreign operations as discussed in Note 17, Financial Instruments and Derivatives.

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

For the year ended December 31, 2013, there were no purchases, issuances or transfers of Level 3 financial instruments.

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in thousands)	Convertible	Options
	Bonds	Contracts

Balance at December 31, 2012	$75,143	$(153)
Unrealized loss:
Reported in AOCI	(7,592)	—
Unrealized gain:
Reported in other expense (income), net	—	17
Effect of exchange rate changes	2,468	(6)
Balance at December 31, 2013	$70,019	$(142)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancellable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $39.7 million, $42.3 million and $39.0 million for 2013, 2012 and 2011, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in thousands)

2014	$35,002
2015	25,679
2016	20,496
2017	16,475
2018	14,350
2019 and thereafter	20,149
$132,151

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures.  The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case went to trial in September 2013, and on January 22, 2014, the San Francisco Superior Court issued its decision in the Company’s favor, rejecting all of the plaintiffs’ claims.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists.. The Company’s motion to dismiss this new complaint was denied and the case will now proceed under the name “Center City Periodontists.” The Court subsequently granted the Company’s Motion and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim. The plaintiffs have moved to have the case certified as a class action, to which the Company has objected and filed its brief.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. The Company is reviewing the allegations in the complaint and intends to vigorously defend itself in the litigation.

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

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company’s liability would be approximately $15.8 million at December 31, 2013.

The Company is required to complete the purchase of the remaining shares of one VIE, acquired in 2008, during 2014. The final purchase price is subject to adjustments but is currently expected to be approximately 62.0 million euros.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding	Total Year

2013

Net sales	$732,084	$761,010	$704,018	$753,658	$—	$2,950,770
Gross profit	388,200	414,956	376,417	397,839	—	1,577,412
Operating income	93,858	122,866	105,021	97,421	—	419,166
Net income attributable to
DENTSPLY International	71,685	87,228	79,851	74,428	—	313,192

Earnings per common share - basic	$0.50	$0.61	$0.56	$0.52	$0.01	$2.20

Earnings per common share - diluted	$0.49	$0.60	$0.55	$0.51	$0.01	$2.16

Cash dividends declared per common share	$0.0625	$0.0625	$0.0625	$0.0625	$—	$0.25

2012

Net sales	$716,413	$762,994	$695,734	$753,288	$—	$2,928,429
Gross profit	392,750	407,469	364,115	392,053	—	1,556,387
Operating income	87,160	108,907	88,666	97,207	(1)	381,939
Net income attributable to
DENTSPLY International	53,284	80,764	53,364	126,800	1	314,213

Earnings per common share - basic	$0.38	$0.57	$0.38	$0.89	$—	$2.22

Earnings per common share - diluted	$0.37	$0.56	$0.37	$0.88	$—	$2.18

Cash dividends declared per common share	$0.055	$0.055	$0.055	$0.055	$—	$0.220

Net sales, excluding precious metal content, were $672.6 million, $716.0 million, $669.4 million and $713.7 million, respectively, for the first, second, third and fourth quarters of 2013.  Net sales, excluding precious metal content, were $665.6 million, $698.5 million, $647.1 million and $703.5 million, respectively, for the first, second, third and fourth quarters of 2012. This measurement should be considered a non-US GAAP measure as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

/s/	Bret W. Wise	February 20, 2014
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	Christopher T. Clark	February 20, 2014
	Christopher T. Clark	Date
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Dr. Michael C. Alfano	February 20, 2014
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 20, 2014
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 20, 2014
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 20, 2014
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	February 20, 2014
	Willie A. Deese	Date
Director

/s/	William F. Hecht	February 20, 2014
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 20, 2014
	Leslie A. Jones	Date
Director

/s/	Francis J. Lunger	February 20, 2014
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 20, 2014
	John L. Miclot	Date
Director

/s/	John C. Miles II	February 20, 2014
	John C. Miles II	Date
Director