Form 10-Q
period 2014-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2014-05-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 29, 2014, DENTSPLY International Inc. had 141,792,228 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$730,114	$732,084
Cost of products sold	335,909	343,884

Gross profit	394,205	388,200
Selling, general and administrative expenses	287,842	293,677
Restructuring and other costs	793	665

Operating income	105,570	93,858

Other income and expenses:
Interest expense	10,955	15,221
Interest income	(1,435)	(2,175)
Other expense (income), net	388	2,918

Income before income taxes	95,662	77,894
Provision for income taxes	22,452	3,542
Equity in net loss of unconsolidated affiliated company	(290)	(1,779)

Net income	72,920	72,573
Less: Net income attributable to noncontrolling interests	42	888

Net income attributable to DENTSPLY International	$72,878	$71,685

Earnings per common share:
Basic	$0.51	$0.50
Diluted	$0.50	$0.49

Weighted average common shares outstanding:
Basic	142,053	142,775
Diluted	144,453	145,099

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$72,920	$72,573

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,035)	(94,142)
Net gain on derivative financial instruments	1,757	28,118
Net unrealized holding (loss) gain on available-for-sale securities	(2,041)	7,640
Pension liability adjustments	318	2,776
Total other comprehensive income (loss), net of tax	(1,001)	(55,608)

Total comprehensive income	71,919	16,965

Less: Comprehensive income attributable
to noncontrolling interests	114	181

Comprehensive income attributable to
DENTSPLY International	$71,805	$16,784

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$55,823	$74,954
Accounts and notes receivables-trade, net	496,221	472,802
Inventories, net	455,074	438,559
Prepaid expenses and other current assets	195,205	157,487

Total Current Assets	1,202,323	1,143,802

Property, plant and equipment, net	642,318	637,172
Identifiable intangible assets, net	785,997	795,323
Goodwill, net	2,286,715	2,281,596
Other noncurrent assets, net	172,080	220,154

Total Assets	$5,089,433	$5,078,047

Liabilities and Equity
Current Liabilities:
Accounts payable	$141,591	$132,789
Accrued liabilities	398,881	339,308
Income taxes payable	23,829	14,446
Notes payable and current portion of long-term debt	403,145	309,862

Total Current Liabilities	967,446	796,405

Long-term debt	1,065,463	1,166,178
Deferred income taxes	236,269	238,394
Other noncurrent liabilities	295,657	299,096

Total Liabilities	2,564,835	2,500,073

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at March 31, 2014 and December 31, 2013.	1,628	1,628
Capital in excess of par value	211,467	255,272
Retained earnings	3,159,123	3,095,721
Accumulated other comprehensive loss	(75,665)	(69,062)
Treasury stock, at cost, 21.0 million and 20.5 million shares at March 31, 2014 and December 31, 2013, respectively.	(773,520)	(748,506)
Total DENTSPLY International Equity	2,523,033	2,535,053

Noncontrolling interests	1,565	42,921

Total Equity	2,524,598	2,577,974

Total Liabilities and Equity	$5,089,433	$5,078,047
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:

Net income	$72,920	$72,573

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,370	20,416
Amortization	12,569	11,935
Amortization of deferred financing costs	1,142	1,296
Deferred income taxes	(11,505)	(11,793)
Share-based compensation expense	5,786	5,434
Stock option income tax benefit	(69)	(603)
Equity loss from unconsolidated affiliates	290	1,779
Other non-cash (income) expense	(3,405)	20,016
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(22,920)	(37,637)
Inventories, net	(15,180)	(22,080)
Prepaid expenses and other current assets	(5,751)	10,638
Other noncurrent assets, net	1,465	2,232
Accounts payable	8,047	(10,928)
Accrued liabilities	(21,901)	(8,558)
Income taxes	23,423	(21,196)
Other noncurrent liabilities	(1,716)	2,562

Net cash provided by operating activities	64,565	36,086

Cash flows from investing activities:

Capital expenditures	(25,322)	(24,032)
Cash paid for acquisitions of businesses, net of cash acquired	—	(3,939)
Cash received on derivatives	864	—
Cash paid on derivatives	(2,103)	(45,765)
Expenditures for identifiable intangible assets	(1,305)	(205)
Purchase of short-term investments	(1,144)	—
Proceeds from sale of property, plant and equipment, net	168	1,218

Net cash used in investing activities	(28,842)	(72,723)

Cash flows from financing activities:

Net change in short-term borrowings	64,886	16,133
Cash paid for treasury stock	(40,395)	—
Cash dividends paid	(8,979)	(7,909)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(33)	(8,960)
Repayments of long-term borrowings	(75,174)	—
Proceeds from exercise of stock options	4,149	13,578
Excess tax benefits from share-based compensation	69	603
Cash received on derivative contracts	—	464
Cash paid on derivative contracts	—	(306)

Net cash (used in) provided by financing activities	(55,477)	13,603

Effect of exchange rate changes on cash and cash equivalents	623	(895)

Net decrease in cash and cash equivalents	(19,131)	(23,929)

Cash and cash equivalents at beginning of period	74,954	80,132

Cash and cash equivalents at end of period	$55,823	$56,203

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	71,685	—	—	71,685	888	72,573

Other comprehensive expense	—	—	—	(54,901)	—	(54,901)	(707)	(55,608)

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(2,444)	—	—	16,022	13,578	—	13,578
Tax benefit from stock options exercised	—	603	—	—	—	603	—	603
Share based compensation expense	—	5,434	—	—	—	5,434	—	5,434
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
RSU distributions	—	(8,305)	—	—	4,923	(3,382)	—	(3,382)
RSU dividends	—	76	(76)	—	—	—	—	—
Cash dividends ($0.06250 per share)	—	—	(8,944)	—	—	(8,944)	—	(8,944)
Balance at March 31, 2013	$1,628	$238,945	$2,881,126	$(199,101)	$(689,096)	$2,233,502	$35,892	$2,269,394

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	72,878	—	—	72,878	42	72,920

Other comprehensive expense	—	—	—	(1,073)	—	(1,073)	72	(1,001)

Acquisition of noncontrolling interest	—	(40,283)	—	(5,530)	—	(45,813)	(41,470)	(87,283)
Exercise of stock options	—	(533)	—	—	4,682	4,149	—	4,149
Tax benefit from stock options exercised	—	69	—	—	—	69	—	69
Share based compensation expense	—	5,786	—	—	—	5,786	—	5,786
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(40,395)	(40,395)	—	(40,395)
RSU distributions	—	(10,461)	—	—	6,281	(4,180)	—	(4,180)
RSU dividends	—	82	(82)	—	—	—	—	—
Cash dividends ($0.06625 per share)	—	—	(9,394)	—	—	(9,394)	—	(9,394)
Balance at March 31, 2014	$1,628	$211,467	$3,159,123	$(75,665)	$(773,520)	$2,523,033	$1,565	$2,524,598

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2013.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2013, except as may be indicated below:

Accounts and Notes Receivable

The Company sells dental and certain healthcare products through a worldwide network of distributors and directly to end users.  For customers on credit terms, the Company performs ongoing credit evaluations of those customers’ financial condition and generally does not require collateral from them.  The Company establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based on historical averages of aged receivable balances and the Company’s experience in collecting those balances, customer specific circumstances, as well as changes in the economic and political environments.  The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12.4 million at March 31, 2014 and $14.7 million at December 31, 2013.

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

 The convertible element of the bonds has not been bifurcated from the underlying bonds as the element does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $67.2 million and $70.0 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013, an unrealized holding gain of $10.7 million and $12.7 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.

Revisions in Classification

Certain revisions in classification have been made to prior year’s data in order to conform to current year presentation.

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”)attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The Company adopted this accounting standard for the quarter ended March 31, 2014. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The newly issued accounting standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction losses or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefit. The Company adopted this accounting standard for the quarter ended March 31, 2014. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(in thousands)	2014	2013

Stock option expense	$1,674	$2,128
RSU expense	3,719	2,933
Total stock based compensation expense	$5,393	$5,061

Total related tax benefit	$1,564	$1,287

At March 31, 2014, the remaining unamortized compensation cost related to non-qualified stock options is $15.6 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 2.0 years. At March 31, 2014, the unamortized compensation cost related to RSU is $31.1 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.8 years.

The following table reflects the non-qualified stock option transactions from December 31, 2013 through March 31, 2014:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2013	8,295	$35.04	$111,450	6,225	$33.67	$92,200
Granted	851	45.11
Exercised	(125)	33.10
Cancelled	(4)	45.15
Forfeited	(7)	38.72
Balance at March 31, 2014	9,010	$36.02	$90,324	7,092	$34.35	$82,916

At March 31, 2014, the weighted average remaining contractual term of all outstanding options is approximately 5.8 years and the weighted average remaining contractual term of exercisable options is approximately 4.9 years.

The following table summarizes the unvested RSU transactions from December 31, 2013 through March 31, 2014:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2013	1,131	$38.81
Granted	427	45.11
Vested	(261)	36.61
Forfeited	(84)	40.78
Balance at March 31, 2014	1,213	$41.36

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended March 31, 2014, foreign currency translation adjustments included currency translation gains of $0.8 million and losses on the Company’s loans designated as hedges of net investments of $1.9 million.  During the quarter ended March 31, 2013, foreign currency translation adjustments included currency translation losses of $101.9 million and gains of $8.5 million on the Company’s loans designated as hedges of net investments.

The cumulative foreign currency translation adjustments included translation gains of $245.2 million and $249.9 million at March 31, 2014 and December 31, 2013, respectively, were offset by losses of $110.8 million and $108.9 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2014 and 2013:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive income (loss) before reclassifications	(1,107)	642	(976)	(2,041)	(154)	(3,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,091	—	—	472	2,563
Net increase (decrease) in other comprehensive income	(1,107)	2,733	(976)	(2,041)	318	(1,073)
Foreign currency translation related to acquisition of noncontrolling interests	(5,530)	—	—	—	—	(5,530)
Balance at March 31, 2014	$134,355	$(19,020)	$(152,090)	$10,688	$(49,598)	$(75,665)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(17,481)	$(125,661)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	(93,435)	3,507	24,489	7,640	1,835	(55,964)
Amounts reclassified from accumulated other comprehensive (loss) income	—	122	—	—	941	1,063
Net (decrease) increase in other comprehensive income	(93,435)	3,629	24,489	7,640	2,776	(54,901)
Balance at March 31, 2013	$(39,133)	$(13,852)	$(101,172)	$25,462	$(70,406)	$(199,101)

Reclassification out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
	2014	2013

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(926)	$(913)	Interest expense
Foreign exchange forward contracts	(1,646)	499	Cost of products sold
Foreign exchange forward contracts	(99)	(30)	SG&A expenses
Commodity contracts	(246)	157	Cost of products sold
	(2,917)	(287)	Net (loss) gain before tax
	826	165	Tax benefit (expense)
	$(2,091)	$(122)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$34	$34	(a)
Amortization of net actuarial losses	(719)	(1,368)	(a)
	(685)	(1,334)	Net loss before tax
	213	393	Tax benefit
	$(472)	$(941)	Net of tax

Total reclassifications for the period	$(2,563)	$(1,063)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended March 31, 2014 and 2013 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

Basic Earnings Per Common Share Computation	Three Months Ended
(in thousands, except per share amounts)	2014	2013

Net income attributable to DENTSPLY International	$72,878	$71,685

Weighted average common shares outstanding	142,053	142,775

Earnings per common share - basic	$0.51	$0.50

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$72,878	$71,685

Weighted average common shares outstanding	142,053	142,775
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,400	2,324
Total weighted average diluted shares outstanding	144,453	145,099

Earnings per common share - diluted	$0.50	$0.49

Options to purchase 1.5 million and 3.5 million shares of common stock that were outstanding during the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – BUSINESS ACQUISITIONS

During the three months ended March 31, 2014, the Company recorded a liability for the purchase of the remaining shares of one variable interest entity. The amount is preliminary and is based on the Company’s best estimate of this obligation, which is subject to contractual adjustments. As a result, the Company recorded a reduction to additional paid in capital for the excess of the purchase price above the carrying value of the noncontrolling interest. The Company expects to finalize the transaction in 2014.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% and 89% of sales for the three months ended March 31, 2014 and 2013, respectively.

The operating businesses are combined into operating groups, which generally have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K in the summary of significant accounting policies. The Company’s segments are measured on net third party sales, excluding precious metal content and segment income for reporting purposes. Net sales excluding precious metal content are the Company’s net sales excluding the precious metal cost within the products sold, and are considered a non-US GAAP measure. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company defines segment income for reporting purposes as net operating income before restructuring and other costs, interest expense, interest income, other expense (income), net and provision for income taxes. Generally, the Company evaluates performance of the segments based on the groups’ segment income and net third party sales, excluding precious metal content. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-segment sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

During the three months ended March 31, 2014, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. The segment information below reflects the revised structure for all periods shown.

Dental Consumable Businesses

This segment includes responsibility for the design, manufacturing, sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions.  It also has responsibility for the sales and distribution of certain endodontic products in Germany and certain other European regions as well as chairside consumable, endodontic and dental laboratory products in Australia.

Dental Specialty and Laboratory Businesses

This segment includes responsibility for the design, manufacture, sales and distribution of most of the Company’s dental specialty products, including endodontic, orthodontic and implant products, in most regions of the world. In addition, this segment is responsible for the design, manufacture, sales and distribution of most of the Company’s dental laboratory products. This segment is also responsible for the sales and distribution of most of the Company’s other dental products within certain European regions as well as Japan, Canada and Mexico, and the design, manufacture, worldwide distribution and sales of certain non-dental products, excluding urological and surgery-related products.

Healthcare and Emerging Markets Businesses

This segment is responsible for the worldwide design, manufacturing, sales and distribution of the Company’s healthcare products, primarily urological and surgery-related products, throughout most of the world. This segment also includes the responsibility for the sales and distribution of most of the Company’s dental products sold in Eastern Europe, Middle East, South America, Latin America, Asia (excluding Japan) and Africa.

The following tables set forth information about the Company’s segments for the three months ended March 31, 2014 and 2013:

Third Party Net Sales

	Three Months Ended
(in thousands)	2014	2013

Dental Consumable Businesses	$173,976	$163,707
Dental Specialty and Laboratory Businesses	432,407	447,977
Healthcare and Emerging Markets Businesses	124,946	121,739
All Other (a)	(1,215)	(1,339)
Total net sales	$730,114	$732,084
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in thousands)	2014	2013

Dental Consumable Businesses	$173,914	$163,609
Dental Specialty and Laboratory Businesses	391,681	388,916
Healthcare and Emerging Markets Businesses	124,802	121,463
All Other (b)	(1,215)	(1,339)
Total net sales, excluding precious metal content	689,182	672,649
Precious metal content of sales	40,932	59,435
Total net sales, including precious metal content	$730,114	$732,084
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended
(in thousands)	2014	2013

Dental Consumable Businesses	$28,601	$30,230
Dental Specialty and Laboratory Businesses	50,231	42,965
Healthcare and Emerging Markets Businesses	3,306	3,114
All Other (c)	60,785	57,427
Eliminations	(142,923)	(133,736)
Total	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended
(in thousands)	2014	2013

Dental Consumable Businesses	$58,509	$54,315
Dental Specialty and Laboratory Businesses	73,913	69,678
Healthcare and Emerging Markets Businesses	4,724	1,466
All Other (d)	(30,783)	(30,936)
Segment operating income	106,363	94,523

Reconciling Items:
Restructuring and other costs	793	665
Interest expense	10,955	15,221
Interest income	(1,435)	(2,175)
Other expense (income), net	388	2,918
Income before income taxes	$95,662	$77,894
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in thousands)	March 31, 2014	December 31, 2013

Dental Consumable Businesses	$699,477	$699,386
Dental Specialty and Laboratory Businesses	3,380,841	3,404,604
Healthcare and Emerging Markets Businesses	932,147	869,907
All Other (e)	76,968	104,150
Total	$5,089,433	$5,078,047
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  At March 31, 2014 and December 31, 2013, the cost of $7.4 million and $6.5 million, respectively, was determined by the last-in, first-out (“LIFO”) method. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2014 and December 31, 2013 by $6.2 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $37.6 million and $34.2 million at March 31, 2014 and December 31, 2013, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	March 31, 2014	December 31, 2013

Finished goods	$286,141	$285,271
Work-in-process	72,874	67,718
Raw materials and supplies	96,059	85,570
Inventories, net	$455,074	$438,559

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three months ended March 31, 2014 and 2013:

Defined Benefit Plans	Three Months Ended
(in thousands)	2014	2013

Service cost	$3,552	$3,723
Interest cost	2,866	2,477
Expected return on plan assets	(1,387)	(1,247)
Amortization of prior service credit	(34)	(34)
Amortization of net actuarial loss	707	1,280
Curtailments and settlement gains	—	(390)
Net periodic benefit cost	$5,704	$5,809

Other Postemployment Benefit Plans	Three Months Ended
(in thousands)	2014	2013

Service cost	$44	$61
Interest cost	140	122
Amortization of net actuarial loss	12	88
Net periodic benefit cost	$196	$271

The following sets forth the information related to the contributions to the Company’s benefit plans for 2014:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Actual contributions through March 31, 2014	$3,671	$75
Projected contributions for the remainder of the year	8,940	427
Total projected contributions	$12,611	$502

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2014 and 2013, the Company recorded net restructuring costs of $0.8 million and $0.7 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At March 31, 2014, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$1,282	$5,764	$—	$7,046
Provisions	44	3	1,505	1,552
Amounts applied	(564)	(2,154)	(2)	(2,720)
Change in estimates	—	(700)	—	(700)
Balance at March 31, 2014	$762	$2,913	$1,503	$5,178

	Lease/Contract Terminations
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$748	$98	$—	$846
Provisions	11	58	33	102
Amounts applied	(45)	(163)	—	(208)
Change in estimate	(14)	109	—	95
Balance at March 31, 2014	$700	$102	$33	$835

	Other Restructuring Costs
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$58	$658	$—	$716
Provisions	—	15	2	17
Amounts applied	(43)	(124)	—	(167)
Change in estimate	1	(53)	—	(52)
Balance at March 31, 2014	$16	$496	$2	$514

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2013	Provisions	Amounts Applied	Change in Estimates	March 31, 2014

Dental Consumable Businesses	$656	$940	$(36)	$—	$1,560
Dental Specialty and Laboratory Businesses	6,333	227	(2,259)	(657)	3,644
Healthcare and Emerging Markets Businesses	1,245	504	(491)	—	1,258
All Other	374	—	(309)	—	65
Total	$8,608	$1,671	$(3,095)	$(657)	$6,527

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2014 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$388,046	$292,884
Interest rate swaps	195,150	121,621
Commodity contracts	2,234	2,234
Total derivative instruments designated as cash flow hedges	$585,430	$416,739

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Other expense (income), net” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, and Swiss francs.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2014, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rate to a fixed interest rate of 0.2% for an initial term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Commodity Risk Management

The Company enters into precious metal commodity swap contracts to effectively fix certain variable raw material costs typically for up to 18 months. These swaps are used to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the quarters ended March 31, 2014 and 2013:

March 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(387)	Interest expense	$(926)
Foreign exchange forward contracts	1,067	Cost of products sold	(1,646)
Foreign exchange forward contracts	(10)	SG&A expenses	(99)
Commodity contracts	101	Cost of products sold	(246)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$106
Commodity contracts		Interest expense		(13)
Total in cash flow hedging	$771		$(2,917)	$93

March 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$191	Interest expense	$(913)
Foreign exchange forward contracts	4,022	Cost of products sold	499
Foreign exchange forward contracts	187	SG&A expenses	(30)
Commodity contracts	(16)	Cost of products sold	157

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(13)
Commodity contracts		Interest expense		(14)
Total for cash flow hedging	$4,384		$(287)	$(27)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At March 31, 2014, the Company expects to reclassify $6.0 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statement of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The maximum term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is 18 months.

For the roll forward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. To hedge a portion of this exposure the Company employs both derivative and non-derivative financial instruments. The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities on the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at March 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$180,466	$115,718
Cross currency basis swaps	489,253	90,950
Total derivative instruments designated as net investment hedges	$669,719	$206,668

On February 14, 2014, the Company dedesignated 449.8 million euros of foreign exchange forward contracts that were previously designated as net investment hedges. The change in the value of the dedesignated hedges will be recorded in “Other expense (income), net” on the Consolidated Statement of Operations and will offset the change in the value of non-designated euro denominated cross currency basis swaps as further noted in the section below titled Derivative Instruments Not Designated as Hedges.

On March 25, 2014, the Company entered into additional foreign exchange forward contracts designated as hedges of net investment with a notional amount of 25.0 million euros.

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the quarters ended March 31, 2014 and 2013:

March 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(4,660)	Interest income	$677
		Interest expense	541
Foreign exchange forward contracts	3,068	Other expense (income), net	248
Total for net investment hedging	$(1,592)		$1,466

March 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$39,885	Interest income	$1,387
		Interest expense	(1,603)
Total for net investment hedging	$39,885		$(216)

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has a group of U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate for an initial term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other on the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at March 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$105,000	$60,000

The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the quarters ended March 31, 2014 and 2013:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Three months ended March 31,
(in thousands)		2014	2013

Interest rate swaps	Interest expense	$87	$62

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments to hedge the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities on the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case the cash flows will be classified as financing activities on the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$1,085,950	$1,085,950
Interest rate swaps	3,980	995
Cross currency basis swaps	751,253	732,718
Total for instruments not designated as hedges	$1,841,183	$1,819,663

The Company maintains Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge declines each quarter to coincide with expected repayments of the note. At March 31, 2014, the remaining notional value of the cross currency swaps was 116.4 million Swiss francs.

On February 14, 2014, a series of U.S. dollar denominated intercompany note receivables were transferred from a euro functional entity to a U.S. dollar functional entity at which point the underlying foreign currency revaluation risk that was hedged by non-designated cross currency swaps totaling 449.8 million euro was eliminated. As a result, the company dedesignated an offsetting amount of 449.8 million euro of net investment hedges. The change in the value of the dedesignated net investment hedges will be recorded in “Other expense (income), net” on the Consolidated Statement of Operations and will offset the change in the value of the non-designated euro denominated cross currency swaps until both sets of hedges mature in December 2014.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the quarters ended March 31, 2014 and 2013:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three months ended March 31,
(in thousands)		2014	2013

Foreign exchange forward contracts (a)	Other expense (income), net	$(4,441)	$2,515
DIO equity option contracts	Other expense (income), net	(228)	(33)
Interest rate swaps	Interest expense	(11)	10
Cross currency basis swaps (a)	Other expense (income), net	825	(25,432)
Total for instruments not designated as hedges		$(3,855)	$(22,940)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1,777	$413	$9,699	$347
Commodity contracts	—	—	167	—
Interest rate swaps	1,629	258	501	567
Cross currency basis swaps	761	—	3,161	19,849
Total	$4,167	$671	$13,528	$20,763

Not Designated as Hedges

Foreign exchange forward contracts	$1,299	$—	$3,091	$—
DIO equity option contracts	—	—	—	370
Interest rate swaps	—	—	83	228
Cross currency basis swaps	—	—	36,919	1,967
Total	$1,299	$—	$40,093	$2,565

	December 31, 2013
(in thousands)	Prepaid Expenses and Other Current Assets	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1,517	$255	$10,280	$940
Commodity contracts	—	1	434	1
Interest rate swaps	789	1,617	466	419
Cross currency basis swaps	530	—	2,223	16,413
Total	$2,836	$1,873	$13,403	$17,773

Not Designated as Hedges

Foreign exchange forward contracts	$3,128	$—	$2,328	$—
DIO equity option contracts	—	—	—	142
Interest rate swaps	—	—	85	256
Cross currency basis swaps	—	—	38,551	1,941
Total	$3,128	$—	$40,964	$2,339

Balance Sheet Offsetting

Substantially all of the Company’s derivative contracts are subject to netting arrangements, whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements with the same counterparty, the Company elects to present them on a gross basis on the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$3,489	$—	$3,489	$(3,226)	$—	$263
Interest rate swaps	1,887	—	1,887	(1,585)	—	302
Cross currency basis swaps	761	—	761	(761)	—	—
Total Assets	$6,137	$—	$6,137	$(5,572)	$—	$565

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,137	$—	$13,137	$(2,349)	$—	$10,788
Commodity contracts	167	—	167	—	—	167
DIO equity option contracts	370	—	370	—	—	370
Interest rate swaps	1,379	—	1,379	(77)	—	1,302
Cross currency basis swaps	61,896	—	61,896	(3,146)	—	58,750
Total Liabilities	$76,949	$—	$76,949	$(5,572)	$—	$71,377

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,900	$—	$4,900	$(4,641)	$—	$259
Commodity contracts	1	—	1	(1)	—	—
Interest rate swaps	2,406	—	2,406	(1,979)	—	427
Cross currency basis swaps	530	—	530	(530)	—	—
Total Assets	$7,837	$—	$7,837	$(7,151)	$—	$686

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,548	$—	$13,548	$(3,467)	$—	$10,081
Commodity contracts	435	—	435	(1)	—	434
DIO equity option contracts	142	—	142	—	—	142
Interest rate swaps	1,226	—	1,226	(62)	—	1,164
Cross currency basis swaps	59,128	—	59,128	(3,621)	—	55,507
Total Liabilities	$74,479	$—	$74,479	$(7,151)	$—	$67,328

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,335.2 million and $1,298.4 million, respectively, at March 31, 2014.  At December 31, 2013, the Company estimated the fair value and carrying value, including the current portion, was $1,387.7 million and $1,370.8 million respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.2%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of March 31, 2014. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$1,887	$—	$1,887	$—
Cross currency basis swaps	761	—	761	—
Foreign exchange forward contracts	3,489	—	3,489	—
DIO Corporation convertible bonds	67,173	—	—	67,173
Total assets	$73,310	$—	$6,137	$67,173

Liabilities
Interest rate swaps	$1,379	$—	$1,379	$—
Commodity contracts	167	—	167	—
Cross currency basis swaps	61,896	—	61,896	—
Foreign exchange forward contracts	13,137	—	13,137	—
Long term debt	106,897	—	106,897	—
DIO equity option contracts	370	—	—	370
Total liabilities	$183,846	$—	$183,476	$370

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2,406	$—	$2,406	$—
Commodity contracts	1	—	1	—
Cross currency basis swaps	530	—	530	—
Foreign exchange forward contracts	4,900	—	4,900	—
DIO Corporation convertible bonds	70,019	—	—	70,019
Total assets	$77,856	$—	$7,837	$70,019

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Commodity contracts	435	—	435	—
Cross currency basis swaps	59,128	—	59,128	—
Foreign exchange forward contracts	13,548	—	13,548	—
Long term debt	152,370	—	152,370	—
DIO equity option contracts	142	—	—	142
Total liabilities	$226,849	$—	$226,707	$142

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks.  As discussed in Note 10, Financial Instruments and Derivatives, commodity contracts, certain interest rate swaps and foreign exchange forward contracts are considered cash flow hedges. In addition, certain cross currency basis swaps and foreign exchange forward contracts are considered hedges of net investments in foreign operations.

The Company uses the income method valuation technique to estimate the fair value of the DIO Corporation convertible bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies approximately a 13% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

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

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2013	$70,019	$(142)
Unrealized loss:
Reported in AOCI, pretax	(2,970)	—
Unrealized gain:
Reported in other expense (income), net	—	(228)
Effects of exchange rate changes	124	—
Balance at March 31, 2014	$67,173	$(370)

For the three months ended March 31, 2014, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $1.1 million.

Other Tax Matters

For the quarter ended March 31, 2013, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and a benefit of $3.3 million related to prior year tax matters. For the quarter ended March 31, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

NOTE 13 – FINANCING ARRANGEMENTS

During the three months ended March 31, 2014, the Company refinanced the first required payment of $75.0 million PPN due February 2016 by issuing commercial paper. The second required payment of $100.0 million due in February 2015 has been classified as current on the Consolidated Balance Sheets.

The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2014, the Company was in compliance with all debt covenants.

At March 31, 2014, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $406.3 million.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable Businesses	Dental Specialty and Laboratory Businesses	Healthcare and Emerging Markets Businesses	Total

Balance at December 31, 2013	$325,044	$1,576,126	$380,426	$2,281,596
Adjustments of provisional amounts on prior acquisitions	—	(1,413)	—	(1,413)
Effects of exchange rate changes	1,008	1,269	4,255	6,532
Balance at March 31, 2014	$326,052	$1,575,982	$384,681	$2,286,715

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$182,825	$(94,075)	$88,750	$181,847	$(91,736)	$90,111
Trademarks	85,917	(37,193)	48,724	85,922	(35,994)	49,928
Licensing agreements	32,180	(21,468)	10,712	31,950	(20,992)	10,958
Customer relationships	500,396	(91,075)	409,321	497,108	(82,381)	414,727
Total definite-lived	$801,318	$(243,811)	$557,507	$796,827	$(231,103)	$565,724

Trademarks and In-process R&D	$228,490	$—	$228,490	$229,599	$—	$229,599

Total identifiable intangible assets	$1,029,808	$(243,811)	$785,997	$1,026,426	$(231,103)	$795,323

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case went to trial in September 2013, and on January 22, 2014, the San Francisco Superior Court issued its decision in the Company’s favor, rejecting all of the plaintiffs’ claims. The plaintiffs have appealed the Superior Court’s decision, and the appeal is now pending. The Company intends to defend against this appeal.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. The Company has filed a motion to dismiss the complaint and intends to vigorously defend itself in the litigation.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company's Form 10-K for the year ended December 31, 2013 and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Highlights

•
For the quarter ended March 31, 2014, worldwide internal sales growth, excluding precious metal content, was 1.1%, led by the Rest of World category with internal sales growth of 8.9% for the quarter. Internal growth in the U.S. was 0.1%, while internal growth in Europe was -1.3%, due to lower sales in the Commonwealth of Independent States (“CIS”) region.

•
First quarter 2014 earnings per diluted share of $0.50 grew 2.0% from $0.49 in the prior year period.  On an adjusted basis (a non-GAAP measure), first quarter 2014 earnings per diluted share of $0.59 grew 13.5% from $0.52 in the same period in the prior year.

•	Operating margin in the first quarter 2014 was 14.5% an increase of 170 basis points as compared to 12.8% in the first quarter of 2013.

•	Operating cash flow in the first quarter 2014 was $64.6 million compared to $36.1 million in the first quarter of 2013.

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

Dental consumable products consist of dental supplies and devices and small equipment used in dental offices for the treatment of patients. The Company manufactures thousands of different dental consumable products marketed under more than one hundred brand names.  DENTSPLY’s dental consumable products within this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride.  Small equipment products in the dental consumable category consist of various durable goods used in dental offices for treatment of patients.  DENTSPLY’s small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems, and ultrasonic scalers and polishers.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental specialty products are specialized treatment products used within the dental office and laboratory settings.  DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital scanning and treatment planning software, orthodontic appliances and accessories.

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

The Company has a focus on minimizing costs and achieving operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved.

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

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the first quarter of 2014, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2014 COMPARED TO QUARTER ENDED MARCH 31, 2013

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

	Three Months Ended
	March 31,
(in millions)	2014	2013	$ Change	% Change

Net sales	$730.1	$732.1	$(2.0)	(0.3%)
Less: precious metal content of sales	40.9	59.4	(18.5)	(31.1%)
Net sales, excluding precious metal content	$689.2	$672.7	$16.5	2.5%

Net sales, excluding precious metal content, for the three months ended March 31, 2014 was $689.2 million, an increase of $16.5 million or 2.5% over the first quarter of 2013.  The change in net sales, excluding precious metal content, was primarily a result of internal and acquisition growth.  Precious metal content of sales declined mostly as a result of lower refinery volume compared to the same period a year ago.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

	Three Months Ended March 31, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	0.1%	(1.3%)	8.9%	1.1%
Acquisition sales growth	0.3%	—%	3.2%	0.8%
Constant currency sales growth	0.4%	(1.3%)	12.1%	1.9%

United States

Net sales, excluding precious metal content, increased by 0.4% on a constant currency sales growth basis in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to acquisition sales growth. Internal sales growth of 0.1% was the result of increased sales of dental consumable and dental specialty product categories partially offset by the dental laboratory product category.

Europe

Net sales, excluding precious metal content, decreased by 1.3% on a constant currency sales growth basis in the first quarter of 2014 as compared to the first quarter of 2013, primarily reflecting the impact of the geopolitical conflict in the CIS countries. Excluding sales in the CIS, internal sales growth would have been a positive 1.4% for the quarter led by dental consumable and consumable medical device product categories. At this time, it is uncertain what the impact the ongoing conflict in the CIS will have on the Company’s business in this region.

Rest of World

Net sales, excluding precious metal content, increased by 12.1% on a constant currency sales growth basis in the first quarter of 2014 as compared to the first quarter of 2013. In addition to acquisition growth of 3.2%, internal growth of 8.9% was primarily the result of increased sales of dental specialty and dental consumable product categories.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2014	2013	$ Change	% Change

Gross profit	$394.2	$388.2	$6.0	1.5%

Gross profit as a percentage of net sales, including precious metal content	54.0%	53.0%
Gross profit as a percentage of net sales, excluding precious metal content	57.2%	57.7%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 50 basis points for the quarter ended March 31, 2014 compared to the same quarter of 2013.  The decrease in the gross profit rate was primarily the result of the unfavorable impact of foreign currency movements compared to the same three month period in 2013.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2014	2013	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$287.8	$293.7	$(5.9)	(2.0%)
Restructuring and other costs	0.8	0.7	0.1	14.3%

SG&A as a percentage of net sales, including precious metal content	39.4%	40.1%
SG&A as a percentage of net sales, excluding precious metal content	41.8%	43.7%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased 1.9 percentage points in the quarter ended March 31, 2014 when compared to the quarter end March 31, 2013. The rate reduction is primarily due to cost reduction initiatives and expense controls across a number of businesses, as well as higher expenses recorded in the first quarter of 2013 relating to global marketing events.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2014	2013	Change

Net interest expense	$9.5	$13.0	$(3.5)
Other expense (income), net	0.4	2.9	(2.5)
Net interest and other expense	$9.9	$15.9	$(6.0)

Net Interest Expense

Net interest expense for the first quarter of 2014 was $3.5 million lower compared to the three months ended March 31, 2013. The net decrease is a result of lower positive fair value adjustments on designated net investment hedges in 2014 compared to the prior year period and lower average debt levels in 2014 compared to the same period in 2013.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2014 and 2013 was $0.4 million and $2.9 million, respectively. The net decrease is a result of lower positive fair value adjustments on non-designated hedges of intercompany loans in 2014 compared to the prior year period. Other expense (income), net in the quarter ended March 31, 2014 included $0.3 million of currency transaction losses and $0.1 million of non-operating expenses. Other expense (income), net in the quarter ended March 31, 2013 included $3.1 million of currency transaction losses and $0.2 million of non-operating income.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2014	2013	$ Change

Effective income tax rate	23.5%	4.5%

Equity in net loss of unconsolidated affiliated company	$(0.3)	$(1.8)	$1.5

Net income attributable to noncontrolling interests	$—	$0.9	$(0.9)

Net income attributable to DENTSPLY International	$72.9	$71.7	$1.2

Earnings per common share - diluted	$0.50	$0.49

Provision for Income Taxes

The Company’s effective tax rate for the first quarter of 2014 and 2013 was 23.5% and 4.5%, respectively. In the 2013 period, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and a benefit of $3.3 million related to prior year tax matters. In the three months ended March 31, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for 2014 includes the net favorable impact of amortization on purchased intangibles assets, acquisition related activities, various income tax adjustments, restructuring and other costs and income related to credit risk adjustments on outstanding derivatives and which impacted income before income taxes and the provision for income taxes by $15.6 million and $2.7 million, respectively.

In 2013, the Company’s effective income tax rate included the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $19.3 million and $17.7 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $0.3 million and $1.8 million on an after-tax basis for the first quarter of 2014 and 2013, respectively.  The equity earnings of DIO includes the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market net income recorded by DIO for the first quarter of 2014 was approximately $0.4 million and a mark-to-market net loss recorded by DIO of approximately $1.9 million for the same period in 2013.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $0.9 million for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of the purchase of the remaining shares of a variable interest entity. The Company anticipates the transaction to be completed later in 2014.

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

	Three Months Ended March 31, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$72,878	$0.50
Amortization of purchased intangible assets, net of tax	8,912	0.06
Acquisition related activities, net of tax	1,966	0.01
Income tax-related adjustments	1,897	0.01
Restructuring and other costs, net of tax	644	—
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(203)	—
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(626)	—
Rounding	—	0.01
Adjusted non-US GAAP earnings	$85,468	$0.59

	Three Months Ended March 31, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$71,685	$0.49
Amortization of purchased intangible assets, net of tax	8,376	0.06
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,734	0.02
Loss on fair value adjustments related to an unconsolidated affiliated company, net of tax	1,928	0.01
Acquisition related activities, net of tax	1,353	0.01
Restructuring and other costs, net of tax	539	—
Income tax-related adjustments	(11,388)	(0.08)
Rounding	—	0.01
Adjusted non-US GAAP earnings	$75,227	$0.52

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable Businesses	$173.9	$163.6	$10.3	6.3%

Dental Specialty and Laboratory Businesses	$391.7	$388.9	$2.8	0.7%

Healthcare and Emerging Markets Businesses	$124.8	$121.5	$3.3	2.7%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable Businesses	$58.5	$54.3	$4.2	7.7%

Dental Specialty and Laboratory Businesses	$73.9	$69.7	$4.2	6.0%

Healthcare and Emerging Markets Businesses	$4.7	$1.5	$3.2	213.3%

Dental Consumable Businesses

Net sales, excluding precious metal content, increased $10.3 million, or 6.3% during the three months ended March 31, 2014 compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 5.5% as compared to the same period in 2013 led by growth in the Europe and Rest of World.

Operating income increased $4.2 million for the three months ended March 31, 2014 compared to 2013. The improvement in operating income was primarily the result of sales growth.

Dental Specialty and Laboratory Businesses

Net sales, excluding precious metal content, increased $2.8 million for the three months ended March 31, 2014 compared to 2013. On a constant currency basis, net sales, excluding precious metal content, were essentially flat when compared to the same period a year ago.

Operating income increased $4.2 million compared to the same period 2013, primarily due to lower expenses in implant and laboratory businesses.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $3.3 million, or 2.7% during the three months ended March 31, 2014 compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 3.0% when compared to the same period of 2013.  The growth was primarily related to increased sales of consumable medical device and dental specialty products.

Operating income improved $3.2 million during the three months ended March 31, 2014 compared to 2013 primarily due to lower expenses in the healthcare business.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2014

Cash flow from operating activities during the three months ended March 31, 2014 was $64.6 million compared to $36.1 million during the three months ended March 31, 2013. The improvement in the first quarter cash from operations of $29.8 million was primarily the result of substantially lower cash taxes paid for the quarter ended as compared to the year ago period. The Company’s cash, cash equivalents and short-term investments decreased by $19.1 million to $55.8 million during the quarter ended March 31, 2014.

For the quarter ended March 31, 2014, the number of days for sales outstanding in accounts receivable increased by five days to 61 days as compared to 56 days at December 31, 2013. On a constant currency basis, the number of days of sales in inventory increased by six days to 120 days at March 31, 2014 as compared to 114 days at December 31, 2013. The Company has strategically increased inventory in a few businesses as part of transition plans associated with anticipated operational changes.  The Company anticipates that inventory levels may continue to increase slightly in 2014 before gradually returning to more normal levels by the end of 2015.

Investing activities during the first three months of 2014 include capital expenditures of $25.3 million and the acquisition of intellectual property rights for $1.3 million. The Company expects capital expenditures to be approximately $120.0 million for the full year 2014.

At March 31, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 0.9 million shares during the first quarter for $40.4 million. As of March 31, 2014, the Company held 21.0 million shares of treasury stock. The Company received proceeds of $4.2 million as a result of the exercise of 0.1 million of stock options during the three months ended March 31, 2014.

The Company's total borrowings decreased by a net $7.4 million during the three months ended March 31, 2014, which includes an increase of $3.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. The Company refinanced a portion of the first required payment of $75.0 million under the Private Placement Notes due February 2016 by issuing commercial paper and results in a net increase of $64.9 million to short-term borrowings. The second required payment of $100.0 million under the Private Placement Notes is due in February 2015 and has been classified as current on the balance sheet. At March 31, 2014, the Company's ratio of total net debt to total capitalization was 35.9% compared to 35.2% at December 31, 2013. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2014, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2014, outstanding borrowings were $164.6 million under the multi-currency revolving facility.

The Company also has access to $77.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2014, the Company had $6.6 million outstanding under these short-term lines of credit. At March 31, 2014, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $406.3 million.

At March 31, 2014, the Company held $79.4 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At March 31, 2014, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2014 utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2013.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended March 31, 2014, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

January 1, 2014 to January 31, 2014	57.6	$48.39	$2,786.2	13,472.0
February 1, 2014 to February 28, 2014	723.0	45.65	33,009.7	12,959.4
March 1, 2014 to March 31, 2014	99.6	46.15	4,599.0	13,014.0
	880.2	$45.89	$40,394.9

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 6, 2014
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	May 6, 2014
	Christopher T. Clark	Date
President and
Chief Financial Officer