Form 10-Q
period 2014-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2014-07-31
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 23, 2014, DENTSPLY International Inc. had 141,777,636 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$765,225	$761,010	$1,495,339	$1,493,094
Cost of products sold	340,756	346,054	676,665	689,938

Gross profit	424,469	414,956	818,674	803,156
Selling, general and administrative expenses	296,121	289,921	583,963	583,598
Restructuring and other costs	1,242	2,169	2,035	2,834

Operating income	127,106	122,866	232,676	216,724

Other income and expenses:
Interest expense	11,798	11,507	22,753	26,728
Interest income	(1,744)	(2,243)	(3,179)	(4,418)
Other expense (income), net	575	4,223	963	7,141

Income before income taxes	116,477	109,379	212,139	187,273
Provision for income taxes	26,096	22,870	48,548	26,412
Equity in net (loss) income of unconsolidated affiliated company	(367)	2,182	(657)	403

Net income	90,014	88,691	162,934	161,264
Less: Net income attributable to noncontrolling interests	21	1,463	63	2,351

Net income attributable to DENTSPLY International	$89,993	$87,228	$162,871	$158,913

Earnings per common share:
Basic	$0.63	$0.61	$1.15	$1.11
Diluted	$0.62	$0.60	$1.13	$1.10

Weighted average common shares outstanding:
Basic	141,790	142,922	141,921	142,849
Diluted	144,164	145,133	144,288	145,107

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$90,014	$88,691	$162,934	$161,264

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27,640)	5,886	(28,675)	(88,256)
Net gain (loss) on derivative financial instruments	440	(13,362)	2,197	14,756
Net unrealized holding loss on available-for-sale securities	(1,762)	(16,629)	(3,803)	(8,989)
Pension liability adjustments	823	540	1,141	3,316
Total other comprehensive income (loss), net of tax	(28,139)	(23,565)	(29,140)	(79,173)

Total comprehensive income	61,875	65,126	133,794	82,091

Less: Comprehensive (loss) income attributable
to noncontrolling interests	(254)	2,019	(140)	2,200

Comprehensive income attributable to
DENTSPLY International	$62,129	$63,107	$133,934	$79,891

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$66,929	$74,954
Accounts and notes receivables-trade, net	503,972	472,802
Inventories, net	461,203	438,559
Prepaid expenses and other current assets, net	199,170	157,487

Total Current Assets	1,231,274	1,143,802

Property, plant and equipment, net	639,212	637,172
Identifiable intangible assets, net	765,105	795,323
Goodwill, net	2,278,798	2,281,596
Other noncurrent assets, net	157,984	220,154

Total Assets	$5,072,373	$5,078,047

Liabilities and Equity
Current Liabilities:
Accounts payable	$143,562	$132,789
Accrued liabilities	412,849	339,308
Income taxes payable	38,604	14,446
Notes payable and current portion of long-term debt	301,294	309,862

Total Current Liabilities	896,309	796,405

Long-term debt	1,065,881	1,166,178
Deferred income taxes	231,005	238,394
Other noncurrent liabilities	294,404	299,096

Total Liabilities	2,487,599	2,500,073

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at June 30, 2014 and December 31, 2013	1,628	1,628
Capital in excess of par value	217,274	255,272
Retained earnings	3,239,641	3,095,721
Accumulated other comprehensive loss	(97,999)	(69,062)
Treasury stock, at cost, 21.0 million and 20.5 million shares at June 30, 2014 and December 31, 2013, respectively	(777,081)	(748,506)
Total DENTSPLY International Equity	2,583,463	2,535,053

Noncontrolling interests	1,311	42,921

Total Equity	2,584,774	2,577,974

Total Liabilities and Equity	$5,072,373	$5,078,047
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:

Net income	$162,934	$161,264

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,325	41,743
Amortization	24,493	23,434
Amortization of deferred financing costs	2,285	2,592
Deferred income taxes	(4,893)	(8,564)
Share-based compensation expense	13,358	12,023
Stock option income tax benefit	(349)	(1,122)
Equity in loss (earnings) from unconsolidated affiliates	657	(403)
Other non-cash (income) expense	(9,110)	11,480
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(31,505)	(72,324)
Inventories, net	(22,427)	(40,700)
Prepaid expenses and other current assets, net	(6,068)	26,364
Other noncurrent assets, net	1,096	845
Accounts payable	10,613	(11,143)
Accrued liabilities	(6,228)	(2,051)
Income taxes	35,532	(17,670)
Other noncurrent liabilities	7,532	6,100

Net cash provided by operating activities	220,245	131,868

Cash flows from investing activities:

Capital expenditures	(48,831)	(46,151)
Cash paid for acquisitions of businesses, net of cash acquired	(2,009)	(3,939)
Cash received on derivatives contracts	1,674	7,499
Cash paid on derivatives contracts	(4,006)	(94,843)
Expenditures for identifiable intangible assets	(1,316)	(963)
Purchase of short-term investments	(1,135)	—
Proceeds from sale of property, plant and equipment, net	277	2,209

Net cash used in investing activities	(55,346)	(136,188)

Cash flows from financing activities:

Net change in short-term borrowings	(38,087)	40,450
Cash paid for treasury stock	(54,586)	(62,278)
Cash dividends paid	(18,453)	(16,928)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(33)	(8,960)
Payments on long-term borrowings	(75,371)	—
Proceeds from exercised stock options	12,736	31,213
Excess tax benefits from share-based compensation	349	1,122
Cash received on derivative contracts	—	25
Cash paid on derivative contracts	—	(80)

Net cash used in financing activities	(173,445)	(15,436)

Effect of exchange rate changes on cash and cash equivalents	521	(3,349)

Net decrease in cash and cash equivalents	(8,025)	(23,105)

Cash and cash equivalents at beginning of period	74,954	80,132

Cash and cash equivalents at end of period	$66,929	$57,027

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	158,913	—	—	158,913	2,351	161,264

Other comprehensive loss	—	—	—	(79,022)	—	(79,022)	(151)	(79,173)

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(3,937)	—	—	35,150	31,213	—	31,213
Tax benefit from stock options exercised	—	1,122	—	—	—	1,122	—	1,122
Share based compensation expense	—	12,023	—	—	—	12,023	—	12,023
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(62,278)	(62,278)	—	(62,278)
RSU distributions	—	(8,342)	—	—	4,959	(3,383)	—	(3,383)
RSU dividends	—	151	(151)	—	—	—	—	—
Cash dividends ($0.1250 per share)	—	—	(17,832)	—	—	(17,832)	—	(17,832)
Balance at June 30, 2013	$1,628	$244,598	$2,959,391	$(223,222)	$(732,210)	$2,250,185	$37,911	$2,288,096

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	162,871	—	—	162,871	63	162,934

Other comprehensive loss	—	—	—	(23,407)	—	(23,407)	(203)	(23,610)

Acquisition of noncontrolling interest	—	(40,283)	—	(5,530)	—	(45,813)	(41,470)	(87,283)
Exercise of stock options	—	(2,204)	—	—	14,940	12,736	—	12,736
Tax benefit from stock options exercised	—	349	—	—	—	349	—	349
Share based compensation expense	—	13,358	—	—	—	13,358	—	13,358
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(54,586)	(54,586)	—	(54,586)
RSU distributions	—	(10,917)	—	—	6,653	(4,264)	—	(4,264)
RSU dividends	—	164	(164)	—	—	—	—	—
Cash dividends ($0.1325 per share)	—	—	(18,787)	—	—	(18,787)	—	(18,787)
Balance at June 30, 2014	$1,628	$217,274	$3,239,641	$(97,999)	$(777,081)	$2,583,463	$1,311	$2,584,774

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $12.1 million at June 30, 2014 and $14.7 million at December 31, 2013.

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

 The convertible element of the bonds has not been bifurcated from the underlying bonds as the element does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $64.3 million and $70.0 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, an unrealized holding gain of $8.9 million and $12.7 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.

Revisions in Classification

Certain revisions in classification have been made to prior year’s data in order to conform to current year presentation.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”) attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The Company adopted this accounting standard for the quarter ended March 31, 2014. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This newly issued accounting standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on entity’s operations and financial results. Additionally, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after a disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This standard allows for early adoption and the Company expects to adopt this accounting standard no later than the quarter ended March 31, 2015. The adoption of this standard is not expected to materially impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This newly issued accounting standard is intended to improve the reporting of revenue. The Company has not yet determined the impact from adoption of this new accounting pronouncement on the Company’s financial position or results of operations. The Company expects to adopt this accounting standard for the quarter ended March 31, 2017. Early adoption is not permitted.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Stock option expense	$2,829	$2,876	$4,503	$5,005
RSU expense	4,366	3,337	8,085	6,269
Total stock based compensation expense	$7,195	$6,213	$12,588	$11,274

Total related tax benefit	$1,979	$1,788	$3,543	$2,865

At June 30, 2014, the remaining unamortized compensation cost related to non-qualified stock options is $13.6 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 1.8 years. At June 30, 2014, the unamortized compensation cost related to RSU is $27.4 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.6 years.

The following table reflects the non-qualified stock option transactions from December 31, 2013 through June 30, 2014:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2013	8,295	$35.04	$111,450	6,225	$33.67	$92,200
Granted	920	45.23
Exercised	(390)	32.63
Cancelled	(5)	45.15
Forfeited	(24)	41.01
Balance at June 30, 2014	8,796	$36.20	$98,117	6,906	$34.48	$88,889

At June 30, 2014, the weighted average remaining contractual term of all outstanding options is approximately 5.7 years and the weighted average remaining contractual term of exercisable options is approximately 4.8 years.

The following table summarizes the unvested RSU transactions from December 31, 2013 through June 30, 2014:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2013	1,131	$38.81
Granted	443	45.16
Vested	(272)	36.69
Forfeited	(97)	40.88
Balance at June 30, 2014	1,205	$41.45

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended June 30, 2014, foreign currency translation adjustments included currency translation losses of $20.6 million and losses on the Company’s loans designated as hedges of net investments of $1.2 million.  During the quarter ended June 30, 2013, foreign currency translation adjustments included currency translation gains of $1.3 million and gains of $4.0 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2014, foreign currency translation adjustments included currency translation losses of $19.7 million and losses on the Company’s loans designated as hedges of net investments of $3.2 million. During the six months ended June 30, 2013, foreign currency translation adjustments included currency translation losses of $100.6 million and gains on the Company’s loans designated as hedges of net investments of $12.5 million. These foreign currency translation adjustments were offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The cumulative foreign currency translation adjustments included translation gains of $224.6 million and $249.9 million at June 30, 2014 and December 31, 2013, respectively, were offset by losses of $112.1 million and $108.9 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2014 and 2013:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive income (loss) before reclassifications	(22,942)	(2,717)	849	(3,803)	197	(28,416)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,065	—	—	944	5,009
Net (decrease) increase in other comprehensive income	(22,942)	1,348	849	(3,803)	1,141	(23,407)
Foreign currency translation related to acquisition of noncontrolling interests	(5,530)	—	—	—	—	(5,530)
Balance at June 30, 2014	$112,520	$(20,405)	$(150,265)	$8,926	$(48,775)	$(97,999)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(17,481)	$(125,661)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	(88,105)	(1,503)	16,056	(8,989)	1,439	(81,102)
Amounts reclassified from accumulated other comprehensive income (loss)	—	203	—	—	1,877	2,080
Net (decrease) increase in other comprehensive income	(88,105)	(1,300)	16,056	(8,989)	3,316	(79,022)
Balance at June 30, 2013	$(33,803)	$(18,781)	$(109,605)	$8,833	$(69,866)	$(223,222)

Reclassification out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended June 30,
	2014	2013

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(929)	$(918)	Interest expense
Foreign exchange forward contracts	(1,651)	631	Cost of products sold
Foreign exchange forward contracts	(58)	(10)	SG&A expenses
Commodity contracts	(158)	45	Cost of products sold
	(2,796)	(252)	Net (loss) gain before tax
	819	171	Tax benefit (expense)
	$(1,977)	$(81)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$35	$33	(a)
Amortization of net actuarial losses	(721)	(1,357)	(a)
	(686)	(1,324)	Net loss before tax
	213	392	Tax benefit
	$(473)	$(932)	Net of tax

Total reclassifications for the period	$(2,450)	$(1,013)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended June 30, 2014 and 2013 (see Note 8, Benefit Plans, for additional details).

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Six Months Ended June 30,
	2014	2013

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(1,856)	$(1,830)	Interest expense
Foreign exchange forward contracts	(3,296)	1,129	Cost of products sold
Foreign exchange forward contracts	(157)	(40)	SG&A expenses
Commodity contracts	(403)	202	Cost of products sold
	(5,712)	(539)	Net (loss) gain before tax
	1,647	336	Tax benefit (expense)
	$(4,065)	$(203)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$69	$67	(b)
Amortization of net actuarial losses	(1,439)	(2,725)	(b)
	(1,370)	(2,658)	Net loss before tax
	426	781	Tax benefit
	$(944)	$(1,877)	Net of tax

Total reclassifications for the period	$(5,009)	$(2,080)
(b) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the six months ended June 30, 2014 and 2013 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	2014	2013	2014	2013

Net income attributable to DENTSPLY International	$89,993	$87,228	$162,871	$158,913

Weighted average common shares outstanding	141,790	142,922	141,921	142,849

Earnings per common share - basic	$0.63	$0.61	$1.15	$1.11

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$89,993	$87,228	$162,871	$158,913

Weighted average common shares outstanding	141,790	142,922	141,921	142,849
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,374	2,211	2,367	2,258
Total weighted average diluted shares outstanding	144,164	145,133	144,288	145,107

Earnings per common share - diluted	$0.62	$0.60	$1.13	$1.10

The calculation of weighted average diluted shares outstanding excludes options to purchase 1.0 million and 1.4 million shares of common stock that were outstanding during the three and six months ended June 30, 2014, respectively, because their effect would be antidilutive. There were 2.9 million and 3.5 million antidilutive shares of common stock outstanding during the three and six months ended June 30, 2013, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one variable interest entity. The amount is preliminary and is based on the Company’s best estimate of this obligation, which is subject to contractual adjustments. As a result, the Company recorded a reduction to additional paid in capital for the excess of the purchase price above the carrying value of the noncontrolling interest. The Company anticipates the cash outflow for this purchase to be later in 2014.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% of sales in each of the three months ended June 30, 2014 and 2013, respectively, and 88% and 89% of sales for the six months ended June 30, 2014 and 2013, respectively.

The operating businesses are combined into operating groups, which generally have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K in the summary of significant accounting policies. The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, and this is considered a non-US GAAP measure. The

Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company defines segment income as net operating income before restructuring and other costs, interest expense, interest income, other expense (income), net and provision for income taxes. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

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

Dental Consumables and Certain International Businesses

This segment includes responsibility for the design and manufacture of the Company’s chairside consumable products. It also has responsibilities for sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions as well as responsibility for the sales and distribution of certain endodontic products in Germany and certain other European regions. In addition, this segment has responsibilities for sales and distribution of chairside consumable, endodontic and dental laboratory products in Australia.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

This segment includes responsibility for the design, manufacture, sales and distribution of most of the Company’s dental specialty products, including endodontic, orthodontic and implant products, in most regions of the world. In addition, this segment is responsible for the design, manufacture, sales and distribution of most of the Company’s dental laboratory products. This segment is also responsible for the sales and distribution of most of the Company’s other dental products, including most dental consumables, within certain European regions as well as Japan, Canada and Mexico, and the design, manufacture, worldwide distribution and sales of certain non-dental products, excluding urological and surgery-related products.

Healthcare and Emerging Markets Businesses

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s healthcare products, primarily urological and surgery-related products, throughout most of the world. This segment also includes the responsibility for the sales and distribution of most of the Company’s dental products, including most dental consumables, sold in Eastern Europe, Middle East, South America, Latin America, Asia (excluding Japan) and Africa.

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2014 and 2013:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$183,741	$170,688	$357,716	$334,395
Dental Specialty and Laboratory and Certain Global Distribution Businesses	442,655	458,128	875,062	906,105
Healthcare and Emerging Markets Businesses	139,848	133,054	264,794	254,793
All Other (a)	(1,019)	(860)	(2,233)	(2,199)
Total net sales	$765,225	$761,010	$1,495,339	$1,493,094
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$183,638	$170,596	$357,552	$334,205
Dental Specialty and Laboratory and Certain Global Distribution Businesses	408,631	413,386	800,312	802,302
Healthcare and Emerging Markets Businesses	139,648	132,833	264,450	254,296
All Other (b)	(1,019)	(860)	(2,233)	(2,199)
Total net sales, excluding precious metal content	730,898	715,955	1,420,081	1,388,604
Precious metal content of sales	34,327	45,055	75,258	104,490
Total net sales, including precious metal content	$765,225	$761,010	$1,495,339	$1,493,094
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$32,209	$31,372	$60,810	$61,602
Dental Specialty and Laboratory and Certain Global Distribution Businesses	50,487	49,472	100,718	92,437
Healthcare and Emerging Markets Businesses	2,639	3,464	5,945	6,577
All Other (c)	62,484	60,238	123,268	117,665
Eliminations	(147,819)	(144,546)	(290,741)	(278,281)
Total	$—	$—	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$66,147	$59,863	$124,656	$114,178
Dental Specialty and Laboratory and Certain Global Distribution Businesses	79,616	79,758	153,529	149,436
Healthcare and Emerging Markets Businesses	9,959	8,623	14,683	10,089
All Other (d)	(27,374)	(23,209)	(58,157)	(54,145)
Segment operating income	128,348	125,035	234,711	219,558

Reconciling Items:
Restructuring and other costs	1,242	2,169	2,035	2,834
Interest expense	11,798	11,507	22,753	26,728
Interest income	(1,744)	(2,243)	(3,179)	(4,418)
Other expense (income), net	575	4,223	963	7,141
Income before income taxes	$116,477	$109,379	$212,139	$187,273
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in thousands)	June 30, 2014	December 31, 2013

Dental Consumable and Certain International Businesses	$706,509	$683,965
Dental Specialty and Laboratory and Certain Global Distribution Businesses	3,346,528	3,364,190
Healthcare and Emerging Markets Businesses	932,438	925,742
All Other (e)	86,898	104,150
Total	$5,072,373	$5,078,047
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2014 and December 31, 2013 were $7.7 million and $6.5 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2014 and December 31, 2013 by $6.1 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $37.4 million and $34.2 million at June 30, 2014 and December 31, 2013, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	June 30, 2014	December 31, 2013

Finished goods	$293,776	$285,271
Work-in-process	75,929	67,718
Raw materials and supplies	91,498	85,570
Inventories, net	$461,203	$438,559

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and six months ended June 30, 2014 and 2013:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Service cost	$3,549	$3,662	$7,101	$7,385
Interest cost	2,861	2,445	5,726	4,922
Expected return on plan assets	(1,391)	(1,230)	(2,777)	(2,477)
Amortization of prior service credit	(35)	(33)	(69)	(67)
Amortization of net actuarial loss	709	1,269	1,417	2,549
Curtailments and settlement gains	—	(235)	—	(625)
Net periodic benefit cost	$5,693	$5,878	$11,398	$11,687

Other Postemployment Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2014	2013	2014	2013

Service cost	$44	$61	$89	$123
Interest cost	140	122	280	243
Amortization of net actuarial loss	12	88	22	176
Net periodic benefit cost	$196	$271	$391	$542

The following sets forth the information related to the contributions to the Company’s benefit plans for 2014:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Actual contributions through June 30, 2014	$6,508	$121
Projected contributions for the remainder of the year	6,059	381
Total projected contributions	$12,567	$502

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2014, the Company recorded net restructuring costs of $1.2 million and $2.0 million, respectively. During the three and six months ended June 30, 2013, the Company recorded net restructuring costs of $2.1 million and $2.8 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At June 30, 2014, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$1,282	$5,764	$—	$7,046
Provisions	109	243	3,210	3,562
Amounts applied	(601)	(3,270)	(388)	(4,259)
Change in estimates	(313)	(770)	(7)	(1,090)
Balance at June 30, 2014	$477	$1,967	$2,815	$5,259

	Lease/Contract Terminations
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$748	$98	$—	$846
Provisions	11	81	33	125
Amounts applied	(64)	(264)	—	(328)
Change in estimate	(14)	96	—	82
Balance at June 30, 2014	$681	$11	$33	$725

	Other Restructuring Costs
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$58	$658	$—	$716
Provisions	—	—	4	4
Amounts applied	(62)	(237)	—	(299)
Change in estimate	20	(272)	—	(252)
Balance at June 30, 2014	$16	$149	$4	$169

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2013	Provisions	Amounts Applied	Change in Estimates	June 30, 2014

Dental Consumable and Certain International Businesses	$656	$1,483	$(65)	$—	$2,074
Dental Specialty and Laboratory and Certain Global Distribution Businesses	6,333	1,510	(3,609)	(1,195)	3,039
Healthcare and Emerging Markets Businesses	1,245	698	(903)	—	1,040
All Other	374	—	(309)	(65)	—
Total	$8,608	$3,691	$(4,886)	$(1,260)	$6,153

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2014 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$395,392	$296,707
Interest rate swaps	197,164	123,871
Commodity contracts	2,325	2,325
Total derivative instruments designated as cash flow hedges	$594,881	$422,903

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2014, the Company has two groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rate to a fixed interest rate of 0.2% for an initial term of three years, ending in September 2014. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2014 and 2013:

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(149)	Interest expense	$(929)
Foreign exchange forward contracts	(4,636)	Cost of products sold	(1,651)
Foreign exchange forward contracts	45	SG&A expenses	(58)
Commodity contracts	101	Cost of products sold	(158)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(151)
Commodity contracts		Interest expense		(11)
Total in cash flow hedging	$(4,639)		$(2,796)	$(162)

June 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$401	Interest expense	$(918)
Foreign exchange forward contracts	(5,324)	Cost of products sold	631
Foreign exchange forward contracts	(97)	SG&A expenses	(10)
Commodity contracts	(1,243)	Cost of products sold	45

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$202
Commodity contracts		Interest expense		(27)
Total for cash flow hedging	$(6,263)		$(252)	$175

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2014 and 2013:

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(537)	Interest expense	$(1,856)
Foreign exchange forward contracts	(3,569)	Cost of products sold	(3,296)
Foreign exchange forward contracts	35	SG&A expenses	(157)
Commodity contracts	203	Cost of products sold	(403)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(45)
Commodity contracts		Interest expense		(24)
Total in cash flow hedging	$(3,868)		$(5,712)	$(69)

June 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$593	Interest expense	$(1,830)
Foreign exchange forward contracts	(1,302)	Cost of products sold	1,129
Foreign exchange forward contracts	89	SG&A expenses	(40)
Commodity contracts	(1,259)	Cost of products sold	202

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$189
Commodity contracts		Interest expense		(40)
Total for cash flow hedging	$(1,879)		$(539)	$149

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At June 30, 2014, the Company expects to reclassify $7.6 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at June 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$179,378	$116,391
Cross currency basis swaps	487,681	154,479
Total derivative instruments designated as net investment hedges	$667,059	$270,870

On February 14, 2014, the Company de-designated 449.8 million euros of foreign exchange forward contracts that were previously designated as net investment hedges. The change in the value of the de-designated hedges will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations and will offset the change in the value of non-designated euro denominated cross currency basis swaps as further noted in the section below titled Derivative Instruments Not Designated as Hedges.

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2014 and 2013:

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$1,572	Interest income	$674
		Interest expense	(384)
Foreign exchange forward contracts	1,272	Other expense (income), net	(73)
Total for net investment hedging	$2,844		$217

June 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(13,735)	Interest income	$1,270
		Interest expense	1,345
Total for net investment hedging	$(13,735)		$2,615

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2014 and 2013:

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(3,087)	Interest income	$1,351
		Interest expense	157
Foreign exchange forward contracts	4,341	Other expense (income), net	175
Total for net investment hedging	$1,254		$1,683

June 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$26,150	Interest income	$2,657
		Interest expense	(257)
Total for net investment hedging	$26,150		$2,400

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

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at June 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$105,000	$60,000

The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and six months ended June 30, 2014 and 2013:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2014	2013	2014	2013

Interest rate swaps	Interest expense	$133	$(151)	$220	$(89)

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$1,084,838	$1,084,838
Interest rate swaps	3,709	989
Cross currency basis swaps	718,907	718,907
Total for instruments not designated as hedges	$1,807,454	$1,804,734

The Company maintains Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge declines each quarter to coincide with expected repayments of the note. At June 30, 2014, the remaining notional value of the cross currency swaps was 91.4 million Swiss francs.

On February 14, 2014, a series of U.S. dollar denominated intercompany note receivables were transferred from a euro functional entity to a U.S. dollar functional entity at which point the underlying foreign currency revaluation risk that was hedged by non-designated cross currency swaps totaling 449.8 million euro was eliminated. As a result, the company de-designated an offsetting amount of 449.8 million euro of net investment hedges. The change in the value of the de-designated net investment hedges will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations and will offset the change in the value of the non-designated euro denominated cross currency swaps until both sets of hedges mature in December 2014.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2014 and 2013:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended June 30,
(in thousands)		2014	2013

Foreign exchange forward contracts (a)	Other expense (income), net	$(716)	$568
DIO equity option contracts	Other expense (income), net	90	45
Interest rate swaps	Interest expense	(16)	11
Cross currency basis swaps (a)	Other expense (income), net	(4,005)	24,057
Total for instruments not designated as hedges		$(4,647)	$24,681
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Six Months Ended June 30,
(in thousands)		2014	2013

Foreign exchange forward contracts (b)	Other expense (income), net	$(5,157)	$3,083
DIO equity option contracts	Other expense (income), net	(138)	13
Interest rate swaps	Interest expense	(27)	21
Cross currency basis swaps (b)	Other expense (income), net	(3,180)	(1,376)
Total for instruments not designated as hedges		$(8,502)	$1,741
 (b) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$2,392	$258	$7,988	$928
Commodity contracts	48	—	5	—
Interest rate swaps	567	1,003	506	555
Cross currency basis swaps	560	—	6,072	15,507
Total	$3,567	$1,261	$14,571	$16,990

Not Designated as Hedges

Foreign exchange forward contracts	$1,850	$—	$3,107	$—
DIO equity option contracts	—	—	—	279
Interest rate swaps	—	—	81	203
Cross currency basis swaps	—	—	38,638	1,457
Total	$1,850	$—	$41,826	$1,939

	December 31, 2013
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1,517	$255	$10,280	$940
Commodity contracts	—	1	434	1
Interest rate swaps	789	1,617	466	419
Cross currency basis swaps	530	—	2,223	16,413
Total	$2,836	$1,873	$13,403	$17,773

Not Designated as Hedges

Foreign exchange forward contracts	$3,128	$—	$2,328	$—
DIO equity option contracts	—	—	—	142
Interest rate swaps	—	—	85	256
Cross currency basis swaps	—	—	38,551	1,941
Total	$3,128	$—	$40,964	$2,339

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,500	$—	$4,500	$(3,533)	$—	$967
Commodity contracts	48	—	48	(5)	—	43
Interest rate swaps	1,570	—	1,570	(1,188)	—	382
Cross currency basis swaps	560	—	560	(560)	—	—
Total Assets	$6,678	$—	$6,678	$(5,286)	$—	$1,392

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$12,023	$—	$12,023	$(2,123)	$—	$9,900
Commodity contracts	5	—	5	(5)	—	—
DIO equity option contracts	279	—	279	—	—	279
Interest rate swaps	1,345	—	1,345	(57)	—	1,288
Cross currency basis swaps	61,674	—	61,674	(3,101)	—	58,573
Total Liabilities	$75,326	$—	$75,326	$(5,286)	$—	$70,040

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,900	$—	$4,900	$(4,641)	$—	$259
Commodity contracts	1	—	1	(1)	—	—
Interest rate swaps	2,406	—	2,406	(1,979)	—	427
Cross currency basis swaps	530	—	530	(530)	—	—
Total Assets	$7,837	$—	$7,837	$(7,151)	$—	$686

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,548	$—	$13,548	$(3,467)	$—	$10,081
Commodity contracts	435	—	435	(1)	—	434
DIO equity option contracts	142	—	142	—	—	142
Interest rate swaps	1,226	—	1,226	(62)	—	1,164
Cross currency basis swaps	59,128	—	59,128	(3,621)	—	55,507
Total Liabilities	$74,479	$—	$74,479	$(7,151)	$—	$67,328

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,338.7 million and $1,299.9 million, respectively, at June 30, 2014.  At December 31, 2013, the Company estimated the fair value and carrying value, including the current portion, was $1,387.7 million and $1,370.8 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.2%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of June 30, 2014. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$1,570	$—	$1,570	$—
Commodity contracts	48	—	48	—
Cross currency basis swaps	560	—	560	—
Foreign exchange forward contracts	4,500	—	4,500	—
DIO Corporation convertible bonds	64,323	—	—	64,323
Total assets	$71,001	$—	$6,678	$64,323

Liabilities
Interest rate swaps	$1,345	$—	$1,345	$—
Commodity contracts	5	—	5	—
Cross currency basis swaps	61,674	—	61,674	—
Foreign exchange forward contracts	12,023	—	12,023	—
Long term debt	106,577	—	106,577	—
DIO equity option contracts	279	—	—	279
Total liabilities	$181,903	$—	$181,624	$279

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2,406	$—	$2,406	$—
Commodity contracts	1	—	1	—
Cross currency basis swaps	530	—	530	—
Foreign exchange forward contracts	4,900	—	4,900	—
DIO Corporation convertible bonds	70,019	—	—	70,019
Total assets	$77,856	$—	$7,837	$70,019

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Commodity contracts	435	—	435	—
Cross currency basis swaps	59,128	—	59,128	—
Foreign exchange forward contracts	13,548	—	13,548	—
Long term debt	152,370	—	152,370	—
DIO equity option contracts	142	—	—	142
Total liabilities	$226,849	$—	$226,707	$142

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

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2013	$70,019	$(142)
Unrealized loss:
Reported in AOCI, pretax	(5,428)	—
Unrealized loss:
Reported in other expense (income), net	—	(138)
Effects of exchange rate changes	(268)	1
Balance at June 30, 2014	$64,323	$(279)

For the six months ended June 30, 2014, there were no purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

For the six months ended June 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings. For the six months ended June 30, 2013, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and a benefit of $3.1 million related to prior year tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

The Company refinanced the first required payment of $75.0 million under the PPN due February 2016 by issuing commercial paper. The second required payment of $100.0 million due in February 2015 has been classified as current on the Consolidated Balance Sheets.

On July 23, 2014, the Company entered into an Amended and Extended Revolving Credit Agreement to replace the 2011 Revolving Credit Agreement dated July 27, 2011, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $500.0 million through July 27, 2016. The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 23, 2019 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants, which are generally consistent with the prior agreement, relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. At June 30, 2014, outstanding borrowings, in the form of issued commercial paper, were $62.0 million under the current multi-currency revolving facility.

The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2014, the Company was in compliance with all debt covenants.

At June 30, 2014, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $511.1 million.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2014 on 15 reporting units. As discussed in Note 6, Segment Information, effective in the first quarter of 2014, the Company realigned reporting responsibilities for multiple locations.  For any realignment that resulted in reporting unit changes, the Company applied the relative fair value method to determine the reallocation of goodwill of the associated reporting units.

To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 8.6% to 14.0%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

In addition, the Company assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2014, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s indefinite-lived assets.

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable Businesses and Certain International Businesses	Dental Specialty and Laboratory Businesses and Certain Global Distribution Businesses	Healthcare and Emerging Markets Businesses	Total

Balance at December 31, 2013	$325,044	$1,576,126	$380,426	$2,281,596
Adjustments of provisional amounts on prior acquisitions	—	(240)	—	(240)
Effects of exchange rate changes	533	(12,696)	9,605	(2,558)
Balance at June 30, 2014	$325,577	$1,563,190	$390,031	$2,278,798

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$181,716	$(95,703)	$86,013	$181,847	$(91,736)	$90,111
Trademarks	84,739	(37,998)	46,741	85,922	(35,994)	49,928
Licensing agreements	32,130	(21,910)	10,220	31,950	(20,992)	10,958
Customer relationships	499,208	(98,815)	400,393	497,108	(82,381)	414,727
Total definite-lived	$797,793	$(254,426)	$543,367	$796,827	$(231,103)	$565,724

Indefinite-lived Trademarks and In-process R&D	$221,738	$—	$221,738	$229,599	$—	$229,599

Total identifiable intangible assets	$1,019,531	$(254,426)	$765,105	$1,026,426	$(231,103)	$795,323

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court has not yet ruled on class certification. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment.

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

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

OVERVIEW

Highlights

•
For the quarter ended June 30, 2014, worldwide internal sales growth contracted slightly by 0.6%, as modest U.S. internal sales growth of 0.2% was more than offset by declines in internal sales growth for Europe and the Rest of World region of 1.3% and 0.6%, respectively.

•
Second quarter 2014 earnings per diluted share of $0.62 grew 3.3% from $0.60 in the prior year period.  On an adjusted basis (a non-GAAP measure), second quarter 2014 earnings per diluted share of $0.69 grew 4.5% from $0.66 in the same period in the prior year.

•	Operating margin for the first six months of 2014 was 15.6% an increase of 110 basis points as compared to 14.5% for the first six months of 2013.

•	Operating cash flow for the six months ended June 30, 2014 was $220.2 million compared to $131.9 million for the six months ended June 30, 2013.

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

The Company also has a focus on maximizing operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved.

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

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2014 COMPARED TO QUARTER ENDED JUNE 30, 2013

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

	Three Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Net sales	$765.2	$761.0	$4.2	0.6%
Less: precious metal content of sales	34.3	45.1	(10.8)	(23.9%)
Net sales, excluding precious metal content	$730.9	$715.9	$15.0	2.1%

Net sales, excluding precious metal content, for the three months ended June 30, 2014 was $730.9 million, an increase of $15.0 million or 2.1% over the second quarter of 2013.  The change in net sales, excluding precious metal content, was primarily a result of 1.8% increase in foreign currency translation. Precious metal content of sales declined mostly as a result of lower refinery volume compared to the same period a year ago.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

	Three Months Ended June 30, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	0.2%	(1.3%)	(0.6%)	(0.6%)
Acquisition sales growth	0.5%	0.2%	3.1%	0.9%
Constant currency sales growth	0.7%	(1.1%)	2.5%	0.3%

United States

Net sales, excluding precious metal content, increased by 0.7% on a constant currency sales growth basis in the second quarter of 2014 as compared to the second quarter of 2013. Internal sales growth was led by increased sales in dental consumable products partially offset by sales declines in other product categories.

Europe

Net sales, excluding precious metal content, decreased by 1.1% on a constant currency sales growth basis in the second quarter of 2014 as compared to the second quarter of 2013. Negative internal sales growth was the result of sales declines in the dental consumable and dental laboratory products partially offset by increased sales in the consumable medical device products and dental specialty product categories.

Rest of World

Net sales, excluding precious metal content, increased by 2.5% on a constant currency sales growth basis in the second quarter of 2014 as compared to the second quarter of 2013, which was primarily the result of acquisition sales growth offset by negative internal sales growth in dental consumable products. Internal sales growth in the region was also highly influenced by the impact of an excise tax increase in Japan effective April 1, 2014.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Gross profit	$424.5	$415.0	$9.5	2.3%

Gross profit as a percentage of net sales, including precious metal content	55.5%	54.5%
Gross profit as a percentage of net sales, excluding precious metal content	58.1%	58.0%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 10 basis points for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.  The increase in the gross profit rate was primarily the result of favorable net pricing slightly offset by the unfavorable impact of foreign currency movements as compared to the same three month period in 2013.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$296.1	$289.9	$6.2	2.1%
Restructuring and other costs	1.2	2.2	(1.0)	(45.5%)

SG&A as a percentage of net sales, including precious metal content	38.7%	38.1%
SG&A as a percentage of net sales, excluding precious metal content	40.5%	40.5%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, for the quarter ended June 30, 2014 was unchanged compared to the quarter end June 30, 2013. The $6.2 million increase was primarily the impact of changes in foreign currency rates.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2014	2013	Change

Net interest expense	$10.1	$9.3	$0.8
Other expense (income), net	0.6	4.2	(3.6)
Net interest and other expense	$10.7	$13.5	$(2.8)

Net Interest Expense

Net interest expense for the three months ended June 30, 2014 was $0.8 million higher compared to the three months ended June 30, 2013. The net increase is the result of a decline in non-cash fair value gains in the three months ended June 30, 2014 as compared to the same period in 2013, partially offset by a decline in interest expense as a result of lower average debt levels in 2014 compared to the prior year period.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2014 was $3.6 million lower compared to the three months ended June 30, 2013. Other expense (income), net in the three months ended June 30, 2014 of $0.6 million is comprised primarily of $0.1 million of interest and non-cash charges relating to fair value adjustments and $0.4 million of other expense. Other expense (income), net in the second quarter of 2013 of $4.2 million was comprised primarily of $2.8 million of non-cash charges relating to cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $1.1 million of currency transaction losses.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2014	2013	$ Change

Effective income tax rate	22.4%	20.9%

Equity in net (loss) income of unconsolidated affiliated company	$(0.4)	$2.2	$(2.6)

Net income attributable to noncontrolling interests	$—	$1.5	$(1.5)

Net income attributable to DENTSPLY International	$90.0	$87.2	$2.8

Earnings per common share - diluted	$0.62	$0.60

Provision for Income Taxes

The Company’s effective tax rate for the second quarter of 2014 and 2013 was 22.4% and 20.9%, respectively. For the three months ended June 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for 2014 includes the net favorable impact of amortization on purchased intangibles assets, restructuring and other costs, income related to credit risk adjustments on outstanding derivatives and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $13.5 million and $3.0 million, respectively.

In 2013, the Company’s effective income tax rate included the net favorable impact of amortization on purchased intangibles assets, restructuring and other costs, income related to credit risk adjustments on outstanding derivatives, and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $15.6 million and $4.6 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $0.4 million on an after-tax basis for the second quarter of 2014 and net income of $2.2 million on an after-tax basis for the second quarter of 2013.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market changes recorded through DIO’s net income for the second quarter of 2014 and 2013 was approximately $0.8 million and $2.4 million, respectively.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $1.5 million for the three months ended June 30, 2014 as compared to the same three month in 2013 as a result of the contractual purchase of the remaining shares of a variable interest entity effective January 1, 2014. The Company anticipates the cash outflow for this purchase to be later in 2014.

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

	Three Months Ended June 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$89,993	$0.62
Amortization of purchased intangible assets, net of tax	8,319	0.06
Income tax-related adjustments	1,045	0.01
Restructuring and other costs, net of tax	943	0.01
Acquisition related activities, net of tax	380	—
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(177)	—
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(832)	(0.01)
Adjusted non-US GAAP earnings	$99,671	$0.69

	Three Months Ended June 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$87,228	$0.60
Amortization of purchased intangible assets, net of tax	8,002	0.06
Restructuring and other costs, net of tax	1,962	0.01
Acquisition related activities, net of tax	746	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	457	—
Income tax related adjustments	(118)	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(2,446)	(0.02)
Adjusted non-US GAAP earnings	$95,831	$0.66

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$183.6	$170.6	$13.0	7.6%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$408.6	$413.4	$(4.8)	(1.2%)

Healthcare and Emerging Markets Businesses	$139.6	$132.8	$6.8	5.1%

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$66.1	$59.9	$6.2	10.4%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$79.6	$79.8	$(0.2)	(0.3%)

Healthcare and Emerging Markets Businesses	$10.0	$8.6	$1.4	16.3%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $13.0 million, or 7.6% for the three months ended June 30, 2014 as compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 6.1% as compared to 2013 due to sales growth across all regions.

Operating income increased $6.2 million for the three months ended June 30, 2014 as compared to 2013. The increase in operating income was primarily the result of sales growth and improved gross margins within these businesses.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, decreased $4.8 million, or 1.2% for the three months ended June 30, 2014 compared to 2013. On a constant currency basis, net sales, excluding precious metal content, decreased 3.1% as compared to 2013 due to sales declines in several regions with the largest contraction being in Europe.

Operating income decreased $0.2 million compared to 2013, due to lower sales partially offset by improvement in gross margins rates across a number of businesses.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $6.8 million, or 5.1% for the three months ended June 30, 2014 as compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 3.4% as compared to 2013.  The growth was primarily related to increased sales of consumable medical device products.

Operating income improved $1.4 million during the three months ended June 30, 2014 as compared to 2013 primarily due to stronger sales, as well as lower operating expense levels within these businesses.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net Sales

	Six Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Net sales	$1,495.3	$1,493.1	$2.2	0.1%
Less: precious metal content of sales	75.3	104.5	(29.2)	(27.9%)
Net sales, excluding precious metal content	$1,420.0	$1,388.6	$31.4	2.3%

Net sales, excluding precious metal content, for the six months ended June 30, 2014 was $1,420.0 million, an increase of $31.4 million or 2.3% compared to the six months ended June 30, 2013.  The change in net sales, excluding precious metal content, was a result of 1.3% increase from foreign currency translation as well as 1.0% constant currency sales growth.  Precious metal content of sales declined mostly as a result of lower refinery volume compared to the same period a year ago.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

	Six Months Ended June 30, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	0.1%	(1.3%)	3.8%	0.2%
Acquisition sales growth	0.4%	0.1%	3.2%	0.8%
Constant currency sales growth	0.5%	(1.2%)	7.0%	1.0%

United States

Net sales, excluding precious metal content, increased by 0.5% on a constant currency sales growth basis for the six months ended June 30, 2014 as compared to the same six month period of 2013. Internal sales growth was led by increased sales in the dental consumable product category offset by sales declines in other product categories.

Europe

Net sales, excluding precious metal content, decreased by 1.2% on a constant currency sales growth basis for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of the geopolitical impact in the CIS countries. Excluding sales in the CIS, internal sales growth would have been a positive 0.4% for the six months ended led by increased sales in consumable medical device products and dental specialty products.

Rest of World

Net sales, excluding precious metal content, increased by 7.0% on a constant currency sales growth basis for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Internal sales and acquisition growth was led by the dental specialty products category.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Gross profit	$818.7	$803.2	$15.5	1.9%

Gross profit as a percentage of net sales, including precious metal content	54.7%	53.8%
Gross profit as a percentage of net sales, excluding precious metal content	57.6%	57.8%

Gross profit as a percentage of net sales, excluding precious metal content, decrease 20 basis points for the six month period ended June 30, 2014 compared to the six months end June 30, 2013.  The decline in the gross profit rate was primarily the result of the unfavorable impact of foreign currency movements slightly offset by favorable net pricing as compared to the same six month period in 2013.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$584.0	$583.6	$0.4	0.1%
Restructuring and other costs	2.0	2.8	(0.8)	(28.6%)

SG&A as a percentage of net sales, including precious metal content	39.1%	39.1%
SG&A as a percentage of net sales, excluding precious metal content	41.1%	42.0%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased 90 basis points in the six months ended June 30, 2014 when compared to the same period ended June 30, 2013. The rate reduction is primarily due to cost reduction initiatives and expense controls across a number of businesses, as well as higher expenses recorded in the first six months of 2013 relating to biannual international trade shows.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2014	2013	Change

Net interest expense	$19.6	$22.3	$(2.7)
Other expense (income), net	1.0	7.1	(6.1)
Net interest and other expense	$20.6	$29.4	$(8.8)

Net Interest Expense

Net interest expense for the six month period ended June 30, 2014 was $2.7 million lower compared to the six months ended June 30, 2013. The net decrease is a result of a decrease in interest expense due to lower average debt levels in 2014 compared to the prior year period, partially offset by $1.3 million decrease in interest income due to lower balances of cross currency basis swaps designated as net investment hedges compared to the same six month period in 2013.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2014 was $6.1 million lower compared to the six months ended June 30, 2013. Other expense (income), net for the six months ended June 30, 2014 was $1.0 million primarily consisting of $0.7 million of currency transaction losses. Other expense (income), net for the six months ended June 30, 2013 was $7.1 million, comprised primarily of $5.6 million of fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $1.3 million of currency transaction losses.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2014	2013	$ Change

Effective income tax rate	22.9%	14.1%

Equity in net (loss) income of unconsolidated affiliated company	$(0.7)	$0.4	$(1.1)

Net income attributable to noncontrolling interests	$0.1	$2.4	$(2.3)

Net income attributable to DENTSPLY International	$162.9	$158.9	$4.0

Earnings per common share - diluted	$1.13	$1.10

Provision for Income Taxes

The Company’s effective tax rate for the six month period of 2014 and 2013 was 22.9% and 14.1%, respectively. In the 2013 period, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and a benefit of $3.1 million related to prior year tax matters. In the six months ended June 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for 2014 includes the net favorable impact of amortization on purchased intangibles assets, restructuring and other costs, acquisition related activities, various income tax adjustments, and income related to credit risk adjustments on outstanding derivatives which impacted income before income taxes and the provision for income taxes by $29.1 million and $5.7 million, respectively.

In the 2013 period, the Company’s effective income tax rate included the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, restructuring and other costs, acquisition related activities and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $34.9 million and $22.3 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $0.7 million on an after-tax basis for the six months end June 30, 2014 and net income of $0.4 million on an after-tax basis for the six months ended June 30, 2013.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market changes recorded through DIO’s net income for the six month period in 2014 and 2013 was approximately $1.1 million and $0.5 million, respectively.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $2.3 million for the six months ended June 30, 2014 as compared to the same period in 2013 as a result of the contractual purchase of the remaining shares of a variable interest entity effective January 1, 2014. The Company anticipates the cash outflow for this purchase to be later in 2014.

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

	Six Months Ended June 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$162,871	$1.13
Amortization of purchased intangible assets, net of tax	17,231	0.12
Income tax-related adjustments	2,942	0.02
Acquisition related activities, net of tax	2,346	0.02
Restructuring and other costs, net of tax	1,588	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(801)	(0.01)
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(1,035)	(0.01)
Adjusted non-US GAAP earnings	$185,142	$1.28

	Six Months Ended June 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$158,913	$1.10
Amortization of purchased intangible assets, net of tax	16,378	0.11
Credit risk and fair value adjustments to outstanding derivatives, net of tax	3,190	0.02
Restructuring and other costs, net of tax	2,501	0.02
Acquisition related activities, net of tax	2,099	0.01
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(519)	—
Income tax related adjustments	(11,505)	(0.08)
Adjusted non-US GAAP earnings	$171,057	$1.18

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$357.6	$334.2	$23.4	7.0%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$800.3	$802.3	$(2.0)	(0.2%)

Healthcare and Emerging Markets Businesses	$264.5	$254.3	$10.2	4.0%

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$124.7	$114.2	$10.5	9.2%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$153.5	$149.4	$4.1	2.7%

Healthcare and Emerging Markets Businesses	$14.7	$10.1	$4.6	45.5%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $23.4 million, or 7.0% for the six months ended June 30, 2014 compared to the same period in 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 5.8% as compared to the same period in 2013 due to sales growth in all regions.

Operating income increased $10.5 million for the six months ended June 30, 2014 compared to 2013. The improvement in operating income was primarily the result of sales growth as well as improved gross margin rates within these businesses.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, decreased $2.0 million, or 0.2% for the six months ended June 30, 2014 compared to 2013. On a constant currency basis, net sales, excluding precious metal content, decreased 1.6% as compared to the same period in 2013 due to sales declines in the United States and European regions, partially offset by stronger sales in the Rest of the World region.

Operating income increased $4.1 million compared to the same period in 2013, primarily due to impact of foreign currency translation.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $10.2 million, or 4.0% for the six months ended June 30, 2014 compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 3.2% when compared to the same period of 2013.  The growth was primarily related to increased sales of specialty dental and consumable medical device products.

Operating income improved $4.6 million during the six months ended June 30, 2014 compared to 2013 primarily due to increased sales and lower expense levels in these business.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Annual Goodwill and Indefinite-Lived Assets Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company's 2014 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“ WACC”) rates utilized in the 2014 analysis ranged from 8.6% to 14.0%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2014, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2014, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2014, due to competitive conditions, one reporting unit within the Dental Specialty and Laboratory and Certain Global Distribution Businesses segment would have a net book value exceeding its fair value by approximately $5.9 million. Goodwill for this reporting unit totals $122.7 million at June 30, 2014. To the extent that future operating results of this reporting unit do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company’s 2014 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2014, the fair value of these assets would still exceed their book value.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2014

Cash flow from operating activities during the six months ended June 30, 2014 was $220.2 million compared to $131.9 million during the six months ended June 30, 2013. The improvement in the first six months’ cash from operations of $88.4 million was primarily the result of substantially lower cash taxes paid and lower working capital increases in accounts receivable and inventory as compared to the year ago period.  The Company’s cash and cash equivalents decreased by $8.0 million to $66.9 million during the six months ended June 30, 2014.

For the six months ended June 30, 2014, the number of days for sales outstanding in accounts receivable increased by three days to 59 days as compared to 56 days at December 31, 2013 and are equal compared to the same period in 2013. On a constant currency basis, the number of days of sales in inventory increased to 123 days at June 30, 2014 as compared to 114 days at December 31, 2013 and 116 days at June 30, 2013. The Company has strategically increased inventory in a few businesses as part of transition plans associated with anticipated operational changes.  The Company anticipates that inventory levels will gradually return to more normal levels by the end of 2015.

The cash outflows for investing activities during the first six months of 2014 were $55.3 million, including capital expenditures of $48.8 million. The Company expects capital expenditures to be approximately $120.0 million for the full year 2014.

At June 30, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 1.2 million shares during the first six months of 2014 for $54.6 million. As of June 30, 2014, the Company held 21.0 million shares of treasury stock. The Company received proceeds of $12.2 million as a result of the exercise of 0.4 million of stock options during the six months ended June 30, 2014.

The Company's total borrowings decreased by a net $108.9 million during the six months ended June 30, 2014, which includes an increase of $5.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. The Company refinanced a portion of the first required payment of $75.0 million under the Private Placement Notes due February 2016 by issuing commercial paper. The second required payment of $100.0 million under the Private Placement Notes is due in February 2015 and has been classified as current on the balance sheet. At June 30, 2014, the Company's ratio of total net debt to total capitalization was 33.5% compared to 35.2% at December 31, 2013. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 27, 2016. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2014, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At June 30, 2014, outstanding borrowings were $62.0 million under the multi-currency revolving facility.

The Company also has access to $78.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2014, the Company had $5.2 million outstanding under these short-term lines of credit. At June 30, 2014, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $511.1 million.

At June 30, 2014, the Company held $73.0 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At June 30, 2014, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends retire or refinance the current portion of long-term debt due in 2014 utilizing available cash flow, available commercial paper and the revolving credit facilities as well as other sources of credit.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended June 30, 2014, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

April 1, 2014 to April 30, 2014	56.2	$46.86	$2,632.4	13,016.8
May 1, 2014 to May 31, 2014	73.3	46.83	3,431.4	13,008.9
June 1, 2014 to June 30, 2014	168.9	48.10	8,126.9	13,002.2
	298.4	$47.56	$14,190.7

Item 6 – Exhibits

Exhibit Number	Description
14.13	Amended and Extended $500.0 Million Credit Agreement dated July 23, 2014 final maturity July 2019
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	July 31, 2014
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	July 31, 2014
	Christopher T. Clark	Date
President and
Chief Financial Officer