Form 10-Q
period 2014-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2014-10-29
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 22, 2014, DENTSPLY International Inc. had 141,529,741 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$708,240	$704,018	$2,203,579	$2,197,112
Cost of products sold	320,176	327,601	996,841	1,017,539

Gross profit	388,064	376,417	1,206,738	1,179,573
Selling, general and administrative expenses	275,980	269,165	859,943	852,763
Restructuring and other costs	2,503	2,231	4,538	5,065

Operating income	109,581	105,021	342,257	321,745

Other income and expenses:
Interest expense	12,665	11,442	35,418	38,170
Interest income	(1,391)	(2,138)	(4,570)	(6,556)
Other expense (income), net	791	1,581	1,754	8,723

Income before income taxes	97,516	94,136	309,655	281,408
Provision for income taxes	21,283	13,187	69,831	39,599
Equity in net (loss) income of unconsolidated affiliated company	(967)	(83)	(1,624)	320

Net income	75,266	80,866	238,200	242,129
Less: Net (loss) income attributable to noncontrolling interests	(7)	1,015	56	3,366

Net income attributable to DENTSPLY International	$75,273	$79,851	$238,144	$238,763

Earnings per common share:
Basic	$0.53	$0.56	$1.68	$1.67
Diluted	$0.52	$0.55	$1.65	$1.65

Weighted average common shares outstanding:
Basic	141,766	142,421	141,869	142,705
Diluted	144,286	144,698	144,289	144,952

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$75,266	$80,866	$238,200	$242,129

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(198,622)	140,374	(227,297)	52,118
Net gain (loss) on derivative financial instruments	35,898	(31,997)	38,095	(17,241)
Net unrealized holding gain (loss) on available-for-sale securities	3,558	(1,916)	(245)	(10,905)
Pension liability adjustments	3,865	(1,692)	5,006	1,624
Total other comprehensive income (loss), net of tax	(155,301)	104,769	(184,441)	25,596

Total comprehensive (loss) income	(80,035)	185,635	53,759	267,725

Less: Comprehensive (loss) income attributable
to noncontrolling interests	(252)	2,666	(392)	4,866

Comprehensive (loss) income attributable to
DENTSPLY International	$(79,783)	$182,969	$54,151	$262,859

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$97,652	$74,954
Accounts and notes receivables-trade, net	476,856	472,802
Inventories, net	422,485	438,559
Prepaid expenses and other current assets, net	260,708	157,487

Total Current Assets	1,257,701	1,143,802

Property, plant and equipment, net	606,924	637,172
Identifiable intangible assets, net	710,112	795,323
Goodwill, net	2,160,696	2,281,596
Other noncurrent assets, net	148,628	220,154

Total Assets	$4,884,061	$5,078,047

Liabilities and Equity
Current Liabilities:
Accounts payable	$128,233	$132,789
Accrued liabilities	443,516	339,308
Income taxes payable	47,567	14,446
Notes payable and current portion of long-term debt	115,253	309,862

Total Current Liabilities	734,569	796,405

Long-term debt	1,165,566	1,166,178
Deferred income taxes	215,482	238,394
Other noncurrent liabilities	272,200	299,096

Total Liabilities	2,387,817	2,500,073

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2014 and December 31, 2013	1,628	1,628
Capital in excess of par value	227,027	255,272
Retained earnings	3,305,448	3,095,721
Accumulated other comprehensive loss	(253,055)	(69,062)
Treasury stock, at cost, 21.1 million and 20.5 million shares at September 30, 2014 and December 31, 2013, respectively	(785,940)	(748,506)
Total DENTSPLY International Equity	2,495,108	2,535,053

Noncontrolling interests	1,136	42,921

Total Equity	2,496,244	2,577,974

Total Liabilities and Equity	$4,884,061	$5,078,047
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:

Net income	$238,200	$242,129

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,048	61,545
Amortization	36,430	34,700
Amortization of deferred financing costs	3,517	3,842
Deferred income taxes	4,635	(32,096)
Share-based compensation expense	19,901	18,027
Restructuring and other costs - non-cash	—	843
Stock option income tax benefit	(365)	(2,262)
Equity in loss (earnings) from unconsolidated affiliates	1,624	(320)
Other non-cash expense	3,589	3,422
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(30,916)	(65,455)
Inventories, net	(5,753)	(45,284)
Prepaid expenses and other current assets, net	(12,411)	26,137
Other noncurrent assets, net	245	992
Accounts payable	1,947	(25,099)
Accrued liabilities	7,635	706
Income taxes	27,931	29,544
Other noncurrent liabilities	8,523	6,895

Net cash provided by operating activities	367,780	258,266

Cash flows from investing activities:

Capital expenditures	(73,025)	(73,500)
Cash paid for acquisitions of businesses, net of cash acquired	(2,009)	(3,939)
Cash received from sale of business or product line	1,371	—
Cash received on derivatives contracts	4,871	9,172
Cash paid on derivatives contracts	(4,865)	(95,667)
Expenditures for identifiable intangible assets	(1,314)	(1,049)
Purchase of short-term investments	(2,271)	—
Liquidation of short-term investments	1,136	—
Purchase of Company-owned life insurance policies	(900)	—
Proceeds from sale of property, plant and equipment, net	601	3,092

Net cash used in investing activities	(76,405)	(161,891)

Cash flows from financing activities:

(Decrease) increase in short-term borrowings	(99,831)	8,789
Cash paid for treasury stock	(70,757)	(72,381)
Cash dividends paid	(27,927)	(25,895)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(33)	(8,960)
Proceeds from long-term borrowings	114,070	174,628
Repayments on long-term borrowings	(198,991)	(251,335)
Proceeds from exercised stock options	18,733	48,350
Excess tax benefits from share-based compensation	365	2,262
Cash received on derivative contracts	—	21
Cash paid on derivative contracts	—	(129)

Net cash used in financing activities	(264,371)	(124,650)

Effect of exchange rate changes on cash and cash equivalents	(4,306)	(1,199)

Net increase (decrease) in cash and cash equivalents	22,698	(29,474)

Cash and cash equivalents at beginning of period	74,954	80,132

Cash and cash equivalents at end of period	$97,652	$50,658

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	238,763	—	—	238,763	3,366	242,129

Other comprehensive income	—	—	—	24,096	—	24,096	1,500	25,596

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(5,569)	—	—	53,919	48,350	—	48,350
Tax benefit from stock options exercised	—	2,262	—	—	—	2,262	—	2,262
Share based compensation expense	—	18,027	—	—	—	18,027	—	18,027
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(72,381)	(72,381)	—	(72,381)
RSU distributions	—	(8,378)	—	—	5,015	(3,363)	—	(3,363)
RSU dividends	—	230	(230)	—	—	—	—	—
Cash dividends ($0.18750 per share)	—	—	(26,742)	—	—	(26,742)	—	(26,742)
Balance at September 30, 2013	$1,628	$250,153	$3,030,252	$(120,104)	$(723,488)	$2,438,441	$40,577	$2,479,018

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	238,144	—	—	238,144	56	238,200

Other comprehensive loss	—	—	—	(178,463)	—	(178,463)	(448)	(178,911)

Acquisition of noncontrolling interest	—	(35,814)	—	(5,530)	—	(41,344)	(41,393)	(82,737)
Exercise of stock options	—	(3,274)	—	—	22,007	18,733	—	18,733
Tax benefit from stock options exercised	—	365	—	—	—	365	—	365
Share based compensation expense	—	19,901	—	—	—	19,901	—	19,901
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(70,757)	(70,757)	—	(70,757)
RSU distributions	—	(11,201)	—	—	6,898	(4,303)	—	(4,303)
RSU dividends	—	243	(243)	—	—	—	—	—
Cash dividends ($0.19875 per share)	—	—	(28,174)	—	—	(28,174)	—	(28,174)
Balance at September 30, 2014	$1,628	$227,027	$3,305,448	$(253,055)	$(785,940)	$2,495,108	$1,136	$2,496,244

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $11.2 million at September 30, 2014 and $14.7 million at December 31, 2013.

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

 The convertible element of the bonds has not been bifurcated from the underlying bonds as the element does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $65.5 million and $70.0 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014 and December 31, 2013, an unrealized holding gain of $12.5 million and $12.7 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.

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

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Stock option expense	$2,148	$2,565	$6,651	$7,570
RSU expense	4,013	3,077	12,098	9,346
Total stock based compensation expense	$6,161	$5,642	$18,749	$16,916

Total related tax benefit	$1,550	$1,590	$5,093	$4,250

At September 30, 2014, the remaining unamortized compensation cost related to non-qualified stock options is $11.5 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 1.6 years. At September 30, 2014, the unamortized compensation cost related to RSU is $23.8 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.4 years.

The following table reflects the non-qualified stock option transactions from December 31, 2013 through September 30, 2014:

	Outstanding			Exercisable
(in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2013	8,295	$35.04	$111,450	6,225	$33.67	$92,200
Granted	926	45.24
Exercised	(581)	32.25
Cancelled	(5)	45.15
Forfeited	(25)	40.88
Balance at September 30, 2014	8,610	$36.31	$80,108	6,729	$34.57	$74,228

At September 30, 2014, the weighted average remaining contractual term of all outstanding options is approximately 5.5 years and the weighted average remaining contractual term of exercisable options is approximately 4.6 years.

The following table summarizes the unvested RSU transactions from December 31, 2013 through September 30, 2014:

(in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2013	1,131	$38.81
Granted	446	45.18
Vested	(279)	36.59
Forfeited	(98)	40.86
Balance at September 30, 2014	1,200	$41.52

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended September 30, 2014, foreign currency translation adjustments included currency translation losses of $201.8 million and gains on the Company’s loans designated as hedges of net investments of $9.0 million.  During the quarter ended September 30, 2013, foreign currency translation adjustments included currency translation gains of $141.4 million and losses of $2.7 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2014, foreign currency translation adjustments included currency translation losses of $227.2 million and gains on the Company’s loans designated as hedges of net investments of $5.9 million. During the nine months ended September 30, 2013, foreign currency translation adjustments included currency translation gains of $40.8 million and gains on the Company’s loans designated as hedges of net investments of $9.8 million. These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

The cumulative foreign currency translation adjustments included translation gains of $17.1 million and $249.9 million at September 30, 2014 and December 31, 2013, respectively, were offset by losses of $103.0 million and $108.9 million, respectively, on loans designated as hedges of net investments.  These foreign currency translation adjustments were partially offset by movements on derivatives financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2014 and 2013:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive income (loss) before reclassifications	(221,319)	4,498	27,619	(245)	3,611	(185,836)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,978	—	—	1,395	7,373
Net (decrease) increase in other comprehensive income	(221,319)	10,476	27,619	(245)	5,006	(178,463)
Foreign currency translation related to acquisition of noncontrolling interests	(5,530)	—	—	—	—	(5,530)
Balance at September 30, 2014	$(85,857)	$(11,277)	$(123,495)	$12,484	$(44,910)	$(253,055)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2012	$54,302	$(17,481)	$(125,661)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	50,618	(3,562)	(14,408)	(10,905)	(1,195)	20,548
Amounts reclassified from accumulated other comprehensive income (loss)	—	729	—	—	2,819	3,548
Net increase (decrease) in other comprehensive income	50,618	(2,833)	(14,408)	(10,905)	1,624	24,096
Balance at September 30, 2013	$104,920	$(20,314)	$(140,069)	$6,917	$(71,558)	$(120,104)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended September 30,
	2014	2013

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(929)	$(924)	Interest expense
Foreign exchange forward contracts	(2,191)	460	Cost of products sold
Foreign exchange forward contracts	(16)	(27)	SG&A expenses
Commodity contracts	(95)	(190)	Cost of products sold
	(3,231)	(681)	Net loss before tax
	1,320	156	Tax benefit
	$(1,911)	$(525)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$33	$34	(a)
Amortization of net actuarial losses	(678)	(1,380)	(a)
	(645)	(1,346)	Net loss before tax
	193	394	Tax benefit
	$(452)	$(952)	Net of tax

Total reclassifications for the period	$(2,363)	$(1,477)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended September 30, 2014 and 2013 (see Note 8, Benefit Plans, for additional details).

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Nine Months Ended September 30,
	2014	2013

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(2,785)	$(2,755)	Interest expense
Foreign exchange forward contracts	(5,487)	1,589	Cost of products sold
Foreign exchange forward contracts	(174)	(67)	SG&A expenses
Commodity contracts	(498)	12	Cost of products sold
	(8,944)	(1,221)	Net loss before tax
	2,966	492	Tax benefit
	$(5,978)	$(729)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$102	$101	(b)
Amortization of net actuarial losses	(2,116)	(4,104)	(b)
	(2,014)	(4,003)	Net loss before tax
	619	1,184	Tax benefit
	$(1,395)	$(2,819)	Net of tax

Total reclassifications for the period	$(7,373)	$(3,548)
(b) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2014 and 2013 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The dilutive effect of outstanding non-qualified stock options and RSU is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	2014	2013	2014	2013

Net income attributable to DENTSPLY International	$75,273	$79,851	$238,144	$238,763

Weighted average common shares outstanding	141,766	142,421	141,869	142,705

Earnings per common share - basic	$0.53	$0.56	$1.68	$1.67

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$75,273	$79,851	$238,144	$238,763

Weighted average common shares outstanding	141,766	142,421	141,869	142,705
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,520	2,277	2,420	2,247
Total weighted average diluted shares outstanding	144,286	144,698	144,289	144,952

Earnings per common share - diluted	$0.52	$0.55	$1.65	$1.65

The calculation of weighted average diluted shares outstanding excludes options to purchase 0.9 million and 1.2 million shares of common stock that were outstanding during the three and nine months ended September 30, 2014, respectively, because their effect would be antidilutive. There were 2.1 million and 2.7 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2013, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one variable interest entity. The amount is preliminary and is based on the Company’s best estimate of this obligation, which is subject to contractual adjustments. As a result, the Company recorded a reduction to additional paid in capital for the excess of the purchase price above the carrying value of the noncontrolling interest. The Company anticipates the cash outflow for this purchase to be later in 2014 or early in 2015.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% of sales in each of the three month periods ended September 30, 2014 and 2013, and 88% of sales for the nine month periods ended September 30, 2014 and 2013.

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

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2014 and 2013:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$182,885	$172,382	$540,601	$506,777
Dental Specialty and Laboratory and Certain Global Distribution Businesses	387,005	403,200	1,262,067	1,309,304
Healthcare and Emerging Markets Businesses	139,521	129,551	404,314	384,344
All Other (a)	(1,171)	(1,115)	(3,403)	(3,313)
Total net sales	$708,240	$704,018	$2,203,579	$2,197,112
(a) Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$182,811	$172,300	$540,363	$506,505
Dental Specialty and Laboratory and Certain Global Distribution Businesses	360,600	368,915	1,160,911	1,171,218
Healthcare and Emerging Markets Businesses	139,344	129,324	403,794	383,619
All Other (b)	(1,171)	(1,115)	(3,403)	(3,313)
Total net sales, excluding precious metal content	681,584	669,424	2,101,665	2,058,029
Precious metal content of sales	26,656	34,594	101,914	139,083
Total net sales, including precious metal content	$708,240	$704,018	$2,203,579	$2,197,112
(b) Includes amounts recorded at Corporate headquarters.

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$29,296	$30,154	$90,106	$91,757
Dental Specialty and Laboratory and Certain Global Distribution Businesses	42,689	47,161	143,407	139,598
Healthcare and Emerging Markets Businesses	3,851	3,611	9,797	10,188
All Other (c)	58,751	61,214	182,019	178,880
Eliminations	(134,587)	(142,140)	(425,329)	(420,423)
Total	$—	$—	$—	$—
(c) Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Dental Consumable and Certain International Businesses	$69,135	$61,946	$193,791	$176,124
Dental Specialty and Laboratory and Certain Global Distribution Businesses	57,504	62,125	211,033	211,561
Healthcare and Emerging Markets Businesses	9,834	6,239	24,517	16,328
All Other (d)	(24,389)	(23,058)	(82,546)	(77,203)
Segment operating income	112,084	107,252	346,795	326,810

Reconciling Items:
Restructuring and other costs	2,503	2,231	4,538	5,065
Interest expense	12,665	11,442	35,418	38,170
Interest income	(1,391)	(2,138)	(4,570)	(6,556)
Other expense (income), net	791	1,581	1,754	8,723
Income before income taxes	$97,516	$94,136	$309,655	$281,408
(d) Includes the results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in thousands)	September 30, 2014	December 31, 2013

Dental Consumable and Certain International Businesses	$684,089	$683,965
Dental Specialty and Laboratory and Certain Global Distribution Businesses	3,133,070	3,364,190
Healthcare and Emerging Markets Businesses	862,659	925,742
All Other (e)	204,243	104,150
Total	$4,884,061	$5,078,047
(e) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2014 and December 31, 2013 were $6.8 million and $6.5 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2014 and December 31, 2013 by $6.1 million and $5.9 million, respectively.

The Company establishes reserves for inventory estimated to be obsolete or unmarketable. Assumptions about future demand and market conditions are considered when estimating these reserves. The inventory valuation reserves were $37.5 million and $34.2 million at September 30, 2014 and December 31, 2013, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	September 30, 2014	December 31, 2013

Finished goods	$273,773	$285,271
Work-in-process	66,831	67,718
Raw materials and supplies	81,881	85,570
Inventories, net	$422,485	$438,559

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and nine months ended September 30, 2014 and 2013:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Service cost	$3,371	$3,728	$10,473	$11,113
Interest cost	2,742	2,486	8,468	7,408
Expected return on plan assets	(1,339)	(1,252)	(4,117)	(3,729)
Amortization of prior service credit	(33)	(34)	(102)	(101)
Amortization of net actuarial loss	699	1,292	2,116	3,840
Curtailments and settlement gains	—	(680)	—	(1,305)
Net periodic benefit cost	$5,440	$5,540	$16,838	$17,226

Other Postemployment Benefit Plans	Three Months Ended		Nine Months Ended
(in thousands)	2014	2013	2014	2013

Service cost	$97	$61	$187	$184
Interest cost	118	122	398	364
Amortization of net actuarial (gain) loss	(21)	88	—	264
Net periodic benefit cost	$194	$271	$585	$812

The following sets forth the information related to the contributions to the Company’s benefit plans for 2014:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Actual contributions through September 30, 2014	$8,967	$196
Projected contributions for the remainder of the year	3,310	306
Total projected contributions	$12,277	$502

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2014, the Company recorded net restructuring costs of $2.5 million and $4.5 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded net restructuring costs of $2.4 million and $5.2 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At September 30, 2014, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$1,282	$5,764	$—	$7,046
Provisions	144	288	3,670	4,102
Amounts applied	(691)	(3,877)	(679)	(5,247)
Change in estimates	(376)	(747)	(219)	(1,342)
Balance at September 30, 2014	$359	$1,428	$2,772	$4,559

	Lease/Contract Terminations
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$748	$98	$—	$846
Provisions	11	80	33	124
Amounts applied	(100)	(266)	—	(366)
Change in estimate	(92)	95	—	3
Balance at September 30, 2014	$567	$7	$33	$607

	Other Restructuring Costs
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$58	$658	$—	$716
Provisions	—	17	2,237	2,254
Amounts applied	(61)	(389)	(1,251)	(1,701)
Change in estimate	28	(274)	—	(246)
Balance at September 30, 2014	$25	$12	$986	$1,023

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2013	Provisions	Amounts Applied	Change in Estimates	September 30, 2014

Dental Consumable and Certain International Businesses	$656	$1,885	$(386)	$(141)	$2,014
Dental Specialty and Laboratory and Certain Global Distribution Businesses	6,333	3,613	(5,325)	(1,275)	3,346
Healthcare and Emerging Markets Businesses	1,245	689	(1,001)	(104)	829
All Other	374	293	(602)	(65)	—
Total	$8,608	$6,480	$(7,314)	$(1,585)	$6,189

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2014 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$371,154	$278,247
Interest rate swaps	182,496	—
Commodity contracts	1,949	1,949
Total derivative instruments designated as cash flow hedges	$555,599	$280,196

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At September 30, 2014, the Company has two groups of significant interest rate swaps. On September 29, 2014, the Company replaced the maturing 12.6 billion Japanese yen variable interest rate debt facility with a new variable rate facility for the same amount. In addition, the Company settled existing swaps that converted the underlying variable interest rate on the matured facility and issued new interest rate swaps with notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate on the new facility to a fixed interest rate of 0.9% for a term of five years ending September 2019. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2014 and 2013:

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$332	Interest expense	$(929)
Foreign exchange forward contracts	7,440	Cost of products sold	(2,191)
Foreign exchange forward contracts	322	SG&A expenses	(16)
Commodity contracts	(311)	Cost of products sold	(95)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(146)
Total in cash flow hedging	$7,783		$(3,231)	$(146)

September 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(414)	Interest expense	$(924)
Foreign exchange forward contracts	(2,488)	Cost of products sold	460
Foreign exchange forward contracts	(273)	SG&A expenses	(27)
Commodity contracts	457	Cost of products sold	(190)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$134
Commodity contracts		Interest expense		(13)
Total for cash flow hedging	$(2,718)		$(681)	$121

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2014 and 2013:

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(205)	Interest expense	$(2,785)
Foreign exchange forward contracts	3,871	Cost of products sold	(5,487)
Foreign exchange forward contracts	357	SG&A expenses	(174)
Commodity contracts	(108)	Cost of products sold	(498)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(191)
Commodity contracts		Interest expense		(24)
Total in cash flow hedging	$3,915		$(8,944)	$(215)

September 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$180	Interest expense	$(2,755)
Foreign exchange forward contracts	(3,790)	Cost of products sold	1,589
Foreign exchange forward contracts	(184)	SG&A expenses	(67)
Commodity contracts	(802)	Cost of products sold	12

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$323
Commodity contracts		Interest expense		(54)
Total for cash flow hedging	$(4,596)		$(1,221)	$269

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At September 30, 2014, the Company expects to reclassify $1.6 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at September 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$435,730	$247,543
Total derivative instruments designated as net investment hedges	$435,730	$247,543

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

On September 4, 2014, the Company settled and replaced with new contracts net investment hedges totaling 432.5 million Swiss francs. The settled hedge instruments were cross currency basis swaps that matured periodically through April 2018. The Company replaced these hedges with new foreign exchange forwards contracts, totaling 258.1 million Swiss francs, which have layered maturity dates from December 2014 through September 2016. These settled net investment hedges resulted in cash receipts totaling $0.1 million during September 2014.

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2014 and 2013:

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$22,427	Interest income	$501
		Interest expense	(1,726)
Foreign exchange forward contracts	21,167	Other expense (income), net	569
Total for net investment hedging	$43,594		$(656)

September 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(49,614)	Interest income	$1,331
		Interest expense	755
Total for net investment hedging	$(49,614)		$2,086

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2014 and 2013:

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$19,340	Interest income	$1,852
		Interest expense	(1,569)
Foreign exchange forward contracts	25,508	Other expense (income), net	743
Total for net investment hedging	$44,848		$1,026

September 30, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(23,464)	Interest income	$3,988
		Interest expense	497
Total for net investment hedging	$(23,464)		$4,485

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

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at September 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$105,000	$60,000

The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and nine months ended September 30, 2014 and 2013:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2014	2013	2014	2013

Interest rate swaps	Interest expense	$(107)	$251	$113	$163

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” on the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities on the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case the cash flows will be classified as financing activities on the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$1,075,094	$1,075,094
Interest rate swaps	3,192	912
Cross currency basis swaps	637,528	637,528
Total for instruments not designated as hedges	$1,715,814	$1,713,534

The Company maintains Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge declines each quarter to coincide with expected repayments of the note. At September 30, 2014, the remaining notional value of the cross currency swaps was 66.4 million Swiss francs.

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

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2014 and 2013:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended September 30,
(in thousands)		2014	2013

Foreign exchange forward contracts (a)	Other expense (income), net	$36,759	$3,110
DIO equity option contracts	Other expense (income), net	(34)	8
Interest rate swaps	Interest expense	(20)	(7)
Cross currency basis swaps (a)	Other expense (income), net	(40,596)	10,625
Total for instruments not designated as hedges		$(3,891)	$13,736
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Nine Months Ended September 30,
(in thousands)		2014	2013

Foreign exchange forward contracts (b)	Other expense (income), net	$31,635	$6,193
DIO equity option contracts	Other expense (income), net	(169)	20
Interest rate swaps	Interest expense	(47)	14
Cross currency basis swaps (b)	Other expense (income), net	(43,776)	9,250
Total for instruments not designated as hedges		$(12,357)	$15,477
 (b) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$17,622	$7,929	$2,055	$288
Commodity contracts	—	—	258	—
Interest rate swaps	1,277	445	587	689
Total	$18,899	$8,374	$2,900	$977

Not Designated as Hedges

Foreign exchange forward contracts	$50,435	$—	$5,020	$—
DIO equity option contracts	—	—	—	289
Interest rate swaps	—	—	75	170
Cross currency basis swaps	1,622	—	81,995	—
Total	$52,057	$—	$87,090	$459

	December 31, 2013
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1,517	$255	$10,280	$940
Commodity contracts	—	1	434	1
Interest rate swaps	789	1,617	466	419
Cross currency basis swaps	530	—	2,223	16,413
Total	$2,836	$1,873	$13,403	$17,773

Not Designated as Hedges

Foreign exchange forward contracts	$3,128	$—	$2,328	$—
DIO equity option contracts	—	—	—	142
Interest rate swaps	—	—	85	256
Cross currency basis swaps	—	—	38,551	1,941
Total	$3,128	$—	$40,964	$2,339

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$75,986	$—	$75,986	$(15,258)	$—	$60,728
Interest rate swaps	1,722	—	1,722	(780)	—	942
Cross currency basis swaps	1,622	—	1,622	(926)	—	696
Total Assets	$79,330	$—	$79,330	$(16,964)	$—	$62,366

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$7,362	$—	$7,362	$(4,791)	$—	$2,571
Commodity contracts	258	—	258	—	—	258
DIO equity option contracts	289	—	289	—	—	289
Interest rate swaps	1,522	—	1,522	(1,170)	—	352
Cross currency basis swaps	81,995	—	81,995	(11,003)	—	70,992
Total Liabilities	$91,426	$—	$91,426	$(16,964)	$—	$74,462

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,900	$—	$4,900	$(4,641)	$—	$259
Commodity contracts	1	—	1	(1)	—	—
Interest rate swaps	2,406	—	2,406	(1,979)	—	427
Cross currency basis swaps	530	—	530	(530)	—	—
Total Assets	$7,837	$—	$7,837	$(7,151)	$—	$686

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,548	$—	$13,548	$(3,467)	$—	$10,081
Commodity contracts	435	—	435	(1)	—	434
DIO equity option contracts	142	—	142	—	—	142
Interest rate swaps	1,226	—	1,226	(62)	—	1,164
Cross currency basis swaps	59,128	—	59,128	(3,621)	—	55,507
Total Liabilities	$74,479	$—	$74,479	$(7,151)	$—	$67,328

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,314.5 million and $1,275.7 million, respectively, at September 30, 2014.  At December 31, 2013, the Company estimated the fair value and carrying value, including the current portion, was $1,387.7 million and $1,370.8 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.2%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of September 30, 2014. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$1,722	$—	$1,722	$—
Cross currency basis swaps	1,622	—	1,622	—
Foreign exchange forward contracts	75,986	—	75,986	—
DIO Corporation convertible bonds	65,453	—	—	65,453
Total assets	$144,783	$—	$79,330	$65,453

Liabilities
Interest rate swaps	$1,521	$—	$1,521	$—
Commodity contracts	258	—	258	—
Cross currency basis swaps	81,995	—	81,995	—
Foreign exchange forward contracts	7,363	—	7,363	—
Long term debt	106,023	—	106,023	—
DIO equity option contracts	289	—	—	289
Total liabilities	$197,449	$—	$197,160	$289

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2,406	$—	$2,406	$—
Commodity contracts	1	—	1	—
Cross currency basis swaps	530	—	530	—
Foreign exchange forward contracts	4,900	—	4,900	—
DIO Corporation convertible bonds	70,019	—	—	70,019
Total assets	$77,856	$—	$7,837	$70,019

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Commodity contracts	435	—	435	—
Cross currency basis swaps	59,128	—	59,128	—
Foreign exchange forward contracts	13,548	—	13,548	—
Long term debt	152,370	—	152,370	—
DIO equity option contracts	142	—	—	142
Total liabilities	$226,849	$—	$226,707	$142

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

The Company uses the income method valuation technique to estimate the fair value of the DIO Corporation convertible bonds.  The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies approximately a 9.3% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

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

The following table presents a rollforward of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2013	$70,019	$(142)
Unrealized gain:
Reported in AOCI, pretax	1,246	—
Unrealized loss:
Reported in other expense (income), net	—	(169)
Effects of exchange rate changes	(5,812)	22
Balance at September 30, 2014	$65,453	$(289)

For the nine months ended September 30, 2014, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $23.6 million. Of this total, approximately $7.0 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.3 million.

Other Tax Matters

For the nine months ended September 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings. For the nine months ended September 30, 2013, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and $9.3 million of benefits related to prior year tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

The Company refinanced the first required payment of $75.0 million under the PPN due February 2016 by issuing commercial paper. The second required payment of $100.0 million due in February 2015 has been classified as current on the Consolidated Balance Sheets.

The Company repaid the first annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the PNC Term Loan with a final maturity of August 26, 2020. The second annual installment in the amount of $8.8 million will be due in August 2015 and has been classified as current on the Consolidated Balance Sheets.

On July 23, 2014, the Company entered into an Amended and Extended Revolving Credit Agreement to replace the 2011 Revolving Credit Agreement dated July 27, 2011, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $500.0 million through July 27, 2016. The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 23, 2019 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants, which are generally consistent with the prior agreement, relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. At September 30, 2014, there were no outstanding borrowings, in the form of issued commercial paper, under the current multi-currency revolving facility.

On September 29, 2014, the Company entered into a new Samurai Loan Agreement to replace the maturing Samurai Loan Agreement dated August 27, 2011, in an aggregate amount of 12.6 billion Japanese yen. The new Samurai Loan Agreement (“Samurai Loan”) provides for a new five-year, 12.6 billion Japanese yen term loan through September 30, 2019. The Samurai Loan is designated as a net investment hedge. The Samurai Loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Samurai Loan contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Samurai Loan may be accelerated and become immediately due and payable.

The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2014, the Company was in compliance with all debt covenants.

At September 30, 2014, the Company had total unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement, of $567.7 million.

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

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumable Businesses and Certain International Businesses	Dental Specialty and Laboratory Businesses and Certain Global Distribution Businesses	Healthcare and Emerging Markets Businesses	Total

Balance at December 31, 2013	$325,044	$1,576,126	$380,426	$2,281,596
Adjustments of provisional amounts on prior acquisitions	—	(240)	—	(240)
Effects of exchange rate changes	(4,784)	(100,804)	(15,072)	(120,660)
Balance at September 30, 2014	$320,260	$1,475,082	$365,354	$2,160,696

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$178,007	$(95,318)	$82,689	$181,847	$(91,736)	$90,111
Trademarks	79,120	(37,372)	41,748	85,922	(35,994)	49,928
Licensing agreements	31,507	(22,343)	9,164	31,950	(20,992)	10,958
Customer relationships	470,955	(101,122)	369,833	497,108	(82,381)	414,727
Total definite-lived	$759,589	$(256,155)	$503,434	$796,827	$(231,103)	$565,724

Indefinite-lived Trademarks and In-process R&D	$206,678	$—	$206,678	$229,599	$—	$229,599

Total identifiable intangible assets	$966,267	$(256,155)	$710,112	$1,026,426	$(231,103)	$795,323

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

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company intends to vigorously defend itself in the litigation.

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

OVERVIEW

Highlights

•
For the quarter ended September 30, 2014, worldwide internal sales growth was 2.4%, with positive internal growth in all major geographic regions. Internal growth in the U.S. was 2.0% for the quarter, while internal growth for Europe and the Rest of World regions were 1.0% and 5.9%, respectively.

•
Third quarter 2014 earnings per diluted share of $0.52 decreased by 5.5% from $0.55 in the prior year period. On an adjusted basis (a non-GAAP measure), third quarter 2014 earnings per diluted share of $0.62 grew 8.8% from $0.57 in the same period in the prior year.

•	Operating margin for the first nine months of 2014 was 15.5%, an increase of 90 basis points as compared to 14.6% for the first nine months of 2013.

•	Operating cash flow for the nine months ended September 30, 2014 was $367.8 million compared to $258.3 million for the nine months ended September 30, 2013.

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

The Company also has a focus on maximizing operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved. Consistent with these efforts, the Company recently announced it is proposing steps in Germany to reorganize elements of its laboratory business and associated manufacturing capabilities.  The Company seeks to realign its portfolio of laboratory products, with increased focus on innovative prosthetics materials while deemphasizing its CAD/CAM equipment business. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative.

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

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2014 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2013

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

	Three Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Net sales	$708.2	$704.0	$4.2	0.6%
Less: precious metal content of sales	26.7	34.6	(7.9)	(22.8%)
Net sales, excluding precious metal content	$681.5	$669.4	$12.1	1.8%

Net sales, excluding precious metal content, for the three months ended September 30, 2014 were $681.5 million, an increase of $12.1 million over the third quarter of 2013.  The change in net sales, excluding precious metal content, was primarily a result of 3.0% of constant currency sales growth partially offset by 1.2% of unfavorable foreign currency translation. Precious metal content of sales declined mostly as a result of lower refinery volume compared to the same period a year ago.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

	Three Months Ended September 30, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	2.0%	1.0%	5.9%	2.4%
Acquisition sales growth	0.3%	0.1%	2.5%	0.6%
Constant currency sales growth	2.3%	1.1%	8.4%	3.0%

United States

Net sales, excluding precious metal content, increased by 2.3% on a constant currency basis in the third quarter of 2014 as compared to the third quarter of 2013. Internal sales growth was led by increased sales in dental consumable and dental laboratory products partially offset by lower sales of a consumable medical device product that was in-sourced by a customer.

Europe

Net sales, excluding precious metal content, increased by 1.1% on a constant currency sales growth basis in the third quarter of 2014 as compared to the third quarter of 2013. Internal sales growth was led by increased sales in consumable medical device products partially offset by decreased sales in dental laboratory products. The geopolitical instability within the CIS region continues to negatively impact sales growth in the European region. Excluding sales in the CIS, constant currency sales growth would have increased 2.4% for the three months ended September 30, 2014 compared to the same period in 2013, led by increased sales in consumable medical device and dental specialty products.

Rest of World

Net sales, excluding precious metal content, increased by 8.4% on a constant currency sales growth basis in the third quarter of 2014 as compared to the third quarter of 2013. Internal and acquisition sales growth were led by dental specialty products category.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Gross profit	$388.1	$376.4	$11.7	3.1%

Gross profit as a percentage of net sales, including precious metal content	54.8%	53.5%
Gross profit as a percentage of net sales, excluding precious metal content	56.9%	56.2%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 70 basis points for the quarter ended September 30, 2014 compared to the same three month period ended September 30, 2013.  The increase in the gross profit rate was primarily the result of favorable net pricing and positive product mix, compared to the same three month period in 2013

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$276.0	$269.2	$6.8	2.5%
Restructuring and other costs	2.5	2.2	0.3	13.6%

SG&A as a percentage of net sales, including precious metal content	39.0%	38.2%
SG&A as a percentage of net sales, excluding precious metal content	40.5%	40.2%
SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, for the quarter ended September 30, 2014 increased 30 basis points compared to the quarter end September 30, 2013. The increase is primarily related to higher professional fees in the period.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2014	2013	Change

Net interest expense	$11.3	$9.3	$2.0
Other expense (income), net	0.8	1.6	(0.8)
Net interest and other expense	$12.1	$10.9	$1.2

Net Interest Expense

Net interest expense for the three months ended September 30, 2014 was $2.0 million higher compared to the three months ended September 30, 2013. The net increase is the result of a decline in non-cash fair value adjustments on net investment hedges in the three months period ended September 30, 2014 as compared to the same period in 2013, partially offset by reduced interest expense as a result of lower average debt levels.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2014 was $0.8 million lower compared to the three months ended September 30, 2013. Other expense (income), net in the three months ended September 30, 2014 of $0.8 million is comprised primarily of $0.7 million of interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $0.8 million of currency transaction losses and $0.7 million of other expense. Other expense (income), net in the third quarter of 2013 of $1.6 million was comprised primarily of $0.8 million of non-cash charges relating to cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $0.2 million of currency transaction losses and $0.6 million of other expense.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2014	2013	$ Change

Effective income tax rate	21.8%	14.0%

Equity in net loss of unconsolidated affiliated company	$(1.0)	$(0.1)	$(0.9)

Net income attributable to noncontrolling interests	$—	$1.0	$(1.0)

Net income attributable to DENTSPLY International	$75.3	$79.9	$(4.6)

Earnings per common share - diluted	$0.52	$0.55

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of 2014 and 2013 was 21.8% and 14.0%, respectively. During the third quarter of 2013, the Company recorded a favorable impact to the tax rate of $6.2 million related to prior year tax matters. For the three months ended September 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings compared to the same period in the prior year.

The Company’s effective income tax rate for 2014 includes the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs, and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $19.0 million and $5.3 million, respectively.

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

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $1.0 million and $0.1 million on an after-tax basis for the third quarter of 2014 and 2013, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the third quarter of 2014 was approximately $0.2 million and for the third quarter of 2013, the mark-to-market gain recorded by DIO was approximately $0.8 million.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $1.0 million for the three months ended September 30, 2014 as compared to the same three month period in 2013 as a result of the contractual purchase of the remaining shares of a variable interest entity effective January 1, 2014. The Company anticipates the cash outflow for this purchase to be later in 2014 or early 2015.

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

	Three Months Ended September 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$75,273	$0.52
Amortization of purchased intangible assets, net of tax	8,417	0.06
Restructuring and other costs, net of tax	2,524	0.02
Acquisition related activities, net of tax	1,394	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	817	0.01
Income tax related adjustments	595	—
Loss on fair value adjustments related to an unconsolidated affiliated company, net of tax	243	—
Adjusted non-US GAAP earnings	$89,263	$0.62

	Three Months Ended September 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$79,851	$0.55
Amortization of purchased intangible assets, net of tax	7,851	0.06
Restructuring and other costs, net of tax	1,961	0.01
Acquisition related activities, net of tax	744	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(488)	—
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(829)	(0.01)
Income tax related adjustments	(6,882)	(0.05)
Adjusted non-US GAAP earnings	$82,208	$0.57

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$182.8	$172.3	$10.5	6.1%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$360.6	$368.9	$(8.3)	(2.2%)

Healthcare and Emerging Markets Businesses	$139.3	$129.3	$10.0	7.7%

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$69.1	$61.9	$7.2	11.6%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$57.5	$62.1	$(4.6)	(7.4%)

Healthcare and Emerging Markets Businesses	$9.8	$6.2	$3.6	58.1%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $10.5 million, or 6.1% for the three months ended September 30, 2014 as compared to the same period in 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 6.7% as compared to 2013 reflecting sales growth across all businesses as well as the benefit of recent acquisitions.

Operating income increased $7.2 million, or 11.6% for the three months ended September 30, 2014 as compared to 2013. The increase in operating income was primarily the result of sales growth and improved gross margins within these businesses.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, decreased $8.3 million, or 2.2% for the three months ended September 30, 2014 compared to 2013. On a constant currency basis, net sales, excluding precious metal content, decreased 0.8% as compared to 2013 due to sales declines in the dental laboratory and global distribution businesses partially offset by sales growth in dental specialty businesses.

Operating income decreased $4.6 million compared to 2013, primarily due to lower sales in 2014.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $10.0 million, or 7.7% for the three months ended September 30, 2014 as compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 9.1% as compared to 2013.  The growth was primarily due to increased sales in the emerging markets businesses and, to a lesser extent, the healthcare business.

Operating income improved $3.6 million during the three months ended September 30, 2014 as compared to 2013 primarily due to stronger sales and improved operating expense rates within these businesses.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Net sales	$2,203.6	$2,197.1	$6.5	0.3%
Less: precious metal content of sales	101.9	139.1	(37.2)	(26.7%)
Net sales, excluding precious metal content	$2,101.7	$2,058.0	$43.7	2.1%

Net sales, excluding precious metal content, for the nine months ended September 30, 2014 were $2,101.7 million, an increase of $43.7 million compared to the nine months ended September 30, 2013.  The change in net sales, excluding precious metal content, was a result of 1.7% constant currency sales growth.  Precious metal content of sales declined mostly as a result of lower refinery volume compared to the same period a year ago.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	0.8%	(0.6%)	4.5%	0.9%
Acquisition sales growth	0.3%	0.1%	2.9%	0.8%
Constant currency sales growth	1.1%	(0.5%)	7.4%	1.7%

United States

Net sales, excluding precious metal content, increased by 1.1% on a constant currency sales growth basis for the nine months ended September 30, 2014 as compared to the same nine month period of 2013. Internal sales growth was led by increased sales in the dental consumable product category, partially offset by lower sales of a consumable medical device product that was in-sourced by a customer.

Europe

Net sales, excluding precious metal content, decreased by 0.5% on a constant currency sales growth basis for the nine months ended September 30, 2014 as compared to the same nine months ended September 30, 2013, reflecting a continuing decline in sales within the CIS countries. Excluding sales in the CIS, constant currency sales growth would have increased 1.1% for the nine months ended September 30, 2014 compared to the same period in 2013, led by increased sales in consumable medical device and dental specialty products.

Rest of World

Net sales, excluding precious metal content, increased by 7.4% on a constant currency sales growth basis for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Internal sales and acquisition growth was led by the dental specialty products category.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Gross profit	$1,206.7	$1,179.6	$27.1	2.3%

Gross profit as a percentage of net sales, including precious metal content	54.8%	53.7%
Gross profit as a percentage of net sales, excluding precious metal content	57.4%	57.3%

Gross profit as a percentage of net sales, excluding precious metal content, increased 10 basis points for the nine month period ended September 30, 2014 compared to the nine months end September 30, 2013.  The increase in the gross profit rate was primarily the result of favorable net pricing compared to the same nine month period in 2013.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$859.9	$852.8	$7.1	0.8%
Restructuring and other costs	4.5	5.1	(0.6)	(11.8%)

SG&A as a percentage of net sales, including precious metal content	39.0%	38.8%
SG&A as a percentage of net sales, excluding precious metal content	40.9%	41.4%

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, decreased 50 basis points in the nine months ended September 30, 2014 when compared to the same period ended September 30, 2013. The rate decrease is primarily due to cost reduction initiatives and expense controls across a number of businesses, as well as higher expenses recorded in the first three months of 2013 relating to trade shows.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2014	2013	Change

Net interest expense	$30.8	$31.6	$(0.8)
Other expense (income), net	1.8	8.7	(6.9)
Net interest and other expense	$32.6	$40.3	$(7.7)

Net Interest Expense

Net interest expense for the nine month period ended September 30, 2014 was $0.8 million lower compared to the nine months ended September 30, 2013. The net decrease is a result of a $3.7 million decrease in interest expense due to lower average debt levels in 2014 compared to the prior year period, largely offset by $3.0 million decrease in investment income due to lower balances of cross currency basis swaps designated as net investment hedges compared to the same nine month period in 2013.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2014 was $6.9 million lower compared to the nine months ended September 30, 2013. Other expense (income), net for the nine months ended September 30, 2014 was $1.8 million comprised primarily of $0.8 million income of interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $1.4 million of currency transaction losses and $1.2 million of other expense. Other expense (income), net for the nine months ended September 30, 2013 was $8.7 million, comprised primarily of $6.4 million of interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $1.5 million of currency transaction losses and $0.8 million of other expense.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	$ Change

Effective income tax rate	22.6%	14.1%

Equity in net (loss) income of unconsolidated affiliated company	$(1.6)	$0.3	$(1.9)

Net income attributable to noncontrolling interests	$0.1	$3.4	$(3.3)

Net income attributable to DENTSPLY International	$238.1	$238.8	$(0.7)

Earnings per common share - diluted	$1.65	$1.65

Provision for Income Taxes

The Company’s effective tax rate for the nine month period of 2014 and 2013 was 22.6% and 14.1%, respectively. In the 2013 period, the Company recorded a tax benefit of $9.4 million related to U.S. federal legislative changes enacted in January 2013, relating to 2012, and $9.3 million of benefits related to prior year tax matters. In the nine months ended September 30, 2014, the effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings as compared to the same period in the prior year.

The Company’s effective income tax rate for 2014 includes the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integration and restructuring and other costs, and various income tax adjustments, which impacted income before income taxes and the provision for income taxes by $48.1 million and $11.0 million, respectively.

In 2013, the Company’s effective income tax rate included the net favorable impact of amortization on purchased intangibles assets, income related to credit risk adjustments on outstanding derivatives, integrating and restructuring and other costs and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $48.8 million and $33.0 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $1.6 million on an after-tax basis for the nine months end September 30, 2014 and net income of $0.3 million on an after-tax basis for the nine months ended September 30, 2013.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market gains recorded through DIO’s net income for the nine month period in 2014 and 2013 was approximately $0.9 million and $1.3 million, respectively.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $3.3 million for the nine months ended September 30, 2014 as compared to the same period in 2013 as a result of the contractual purchase of the remaining shares of a variable interest entity effective January 1, 2014. The Company anticipates the cash outflow for this purchase to be later in 2014 or early 2015.

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

	Nine Months Ended September 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$238,144	$1.65
Amortization of purchased intangible assets, net of tax	25,648	0.18
Restructuring and other costs, net of tax	4,112	0.03
Acquisition related activities, net of tax	3,740	0.02
Income tax-related adjustments	3,536	0.02
Credit risk and fair value adjustments to outstanding derivatives, net of tax	15	—
Gain on fair value adjustments related to an unconsolidated affiliated company, net of tax	(792)	—
Adjusted non-US GAAP earnings	$274,403	$1.90

	Nine Months Ended September 30, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$238,763	$1.65
Amortization of purchased intangible assets, net of tax	24,229	0.17
Restructuring and other costs, net of tax	4,462	0.03
Acquisition related activities, net of tax	2,843	0.02
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,702	0.02
Gain on fair value adjustments at an unconsolidated affiliated company, net of tax	(1,347)	(0.01)
Income tax related adjustments	(18,388)	(0.13)
Adjusted non-US GAAP earnings	$253,264	$1.75

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$540.4	$506.5	$33.9	6.7%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$1,160.9	$1,171.2	$(10.3)	(0.9%)

Healthcare and Emerging Markets Businesses	$403.8	$383.6	$20.2	5.3%

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$193.8	$176.1	$17.7	10.1%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$211.0	$211.6	$(0.6)	(0.3%)

Healthcare and Emerging Markets Businesses	$24.5	$16.3	$8.2	50.3%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $33.9 million, or 6.7% for the nine months ended September 30, 2014 compared to the same period in 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 6.1% as compared to the same period in 2013 reflecting balanced growth across all businesses as well as the benefit of recent acquisitions.

Operating income increased $17.7 million, or 10.1% for the nine months ended September 30, 2014 compared to 2013. The improvement in operating income was primarily the result of sales growth and improved gross margins within the businesses.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, decreased $10.3 million for the nine months ended September 30, 2014 compared to 2013. On a constant currency basis, net sales, excluding precious metal content, decreased 1.4% as compared to the same period in 2013 due to sales declines in the dental laboratory and dental specialty businesses partially offset by sales growth in the global distribution businesses.

Operating income decreased $0.6 million compared to the same period in 2013, primarily due to sales declines mostly offset by the effects of positive foreign currency translation.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $20.2 million, or 5.3% for the nine months ended September 30, 2014 compared to 2013.  On a constant currency basis, net sales, excluding precious metal content, increased 5.2% when compared to the same period of 2013 reflecting balanced improvements in both the healthcare and emerging markets businesses.

Operating income improved $8.2 million during the nine months ended September 30, 2014 compared to 2013 primarily due to increased sales and lower expense rates.

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

The performance of the Company's 2014 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“WACC”) rates utilized in the 2014 analysis ranged from 8.6% to 14.0%. If the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2014, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2014, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2014, due to competitive conditions, one reporting unit within the Dental Specialty and Laboratory and Certain Global Distribution Businesses segment would have a net book value exceeding its fair value by approximately $5.9 million.

At September 30, 2014, the Company updated its goodwill impairment testing for the reporting unit noted above as well as for one reporting unit in the Healthcare and Emerging Markets Business segment based on current year financial performance. The review did not result in any impairment of the reporting units’ respective goodwill balances. Assumptions used in the calculations of fair value were substantially consistent with those at April 30, 2014. If the WACC rate of these two reporting units had been hypothetically increased by 100 basis points at September 30, 2014, the fair value of these reporting units would still exceed net book value. If the fair value of these reporting units had been hypothetically reduced by 5%, the reporting unit within the Healthcare and Emerging Markets Businesses segment would have had a net book value exceeding its fair value by approximately $0.5 million. If the fair value of these reporting units had been hypothetically reduced by 10% at September 30, 2014, both reporting units would have net book values exceeding their fair values by approximately $4.0 million each. Goodwill for the two reporting units totals $148.2 million at September 30, 2014. To the extent that future operating results of these reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2014

Cash flow from operating activities during the nine months ended September 30, 2014 was $367.8 million compared to $258.3 million during the nine months ended September 30, 2013. The improvement in the first nine months’ cash from operations of $109.5 million was primarily the result of substantially lower cash taxes paid and lower working capital increases in accounts receivable and inventory as compared to the year ago period.  The Company’s cash and cash equivalents increased by $22.7 million to $97.7 million during the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, the number of days for sales outstanding in accounts receivable increased by six days to 62 days as compared to 56 days at December 31, 2013 and decreased by two days compared to the same period in 2013. On a constant currency basis, the number of days of sales in inventory were 119 days at September 30, 2014 as compared to 123 days at June 30, 2014, 114 days at December 31, 2013 and 118 days at September 30, 2013. Through midyear 2014, the Company strategically increased inventory in a few businesses as part of transition plans associated with anticipated operational changes.  The Company anticipates that inventory levels will continue to gradually return to more normal levels by the end of 2015.

The cash outflows for investing activities during the first nine months of 2014 were $76.4 million, including capital expenditures of $73.0 million. The Company expects capital expenditures to be approximately $110.0 million for the full year 2014.

At September 30, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 1.5 million shares during the first nine months of 2014 for $70.8 million. As of September 30, 2014, the Company held 21.1 million shares of treasury stock. The Company received proceeds of $18.7 million as a result of the exercise of 0.6 million of stock options during the nine months ended September 30, 2014.

The Company's total borrowings decreased by a net $195.2 million during the nine months ended September 30, 2014, which includes a decrease of $9.5 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2014, the Company's ratio of total net debt to total capitalization was 32.2% compared to 35.2% at December 31, 2013. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2014, the Company refinanced a portion of the first required payment of $75.0 million under the Private Placement Notes due February 2016 by issuing commercial paper. The second required payment of $100.0 million under the Private Placement Notes is due in February 2015 and has been classified as current on the balance sheet.

On July 23, 2014, the Company entered into an Amended and Extended Revolving Credit Agreement to replace the 2011 Revolving Credit Agreement dated August 27, 2011, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $500.0 million through July 27, 2016. The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 23, 2019 (the “Facility”) to provide working capital from time to time for the Company.

On August 26, 2014, the Company repaid the first annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the PNC Term Loan with a final maturity of August 26, 2020. The second annual installment in the amount of $8.8 million will be due in August 2015 and has been classified as current on the balance sheet.

On September 29, 2014, the Company entered into a new Samurai Loan Agreement to replace the maturing Samurai Loan Agreement dated August 27, 2011, in an aggregate amount of 12.6 billion Japanese yen. The new Samurai Loan Agreement (“Samurai Loan”) provides for a new five-year, 12.6 billion Japanese yen term loan through September 30, 2019. The Samurai Loan is designated as a net investment hedge. The Samurai Loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Samurai Loan contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Samurai Loan may be accelerated and become immediately due and payable.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2019. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2014, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At September 30, 2014, the Company had no outstanding borrowings under the multi-currency revolving facility.

The Company also has access to $72.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2014, the Company had $5.2 million outstanding under these short-term lines of credit. At September 30, 2014, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $567.7 million.

At September 30, 2014, the Company held $62.3 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At September 30, 2014, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to retire or refinance the current portion of long-term debt due in the next year utilizing available cash flow, available commercial paper and the revolving credit facilities as well as other sources of credit.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended September 30, 2014, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

July 1, 2014 to July 31, 2014	61.2	$47.41	$2,902.4	13,002.2
August 1, 2014 to August 31, 2014	108.5	47.80	5,184.0	13,002.2
September 1, 2014 to September 30, 2014	175.2	46.14	8,085.3	12,854.3
	344.9	$46.89	$16,171.7

Item 6 – Exhibits

Exhibit Number	Description
4.15	United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014 between the Company and U. S. Bank N. A.
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the duly authorized undersigned.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 29, 2014
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	October 29, 2014
	Christopher T. Clark	Date
President and
Chief Financial Officer