Form 10-K
period 2014-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2015-02-20
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2014, was $6,713,171,065.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on February 10, 2015 was 140,351,339.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Consolidated net sales, excluding precious metal content, of the Company’s dental products accounted for approximately 88% of DENTSPLY’s consolidated net sales, excluding precious metal content, for the year ended December 31, 2014. The remaining consolidated net sales, excluding precious metal content, is primarily related to consumable medical device products, materials sold to the investment casting industry, and the refining of certain precious metals. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

Throughout 2014, the Company conducted its business through three operating segments. During the first quarter of 2014, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure which changed operating segments from four segments in 2013 to three segments in 2014. All of the Company’s segments are primarily engaged in the design, manufacture and distribution of dental and medical products in four principal product categories: 1) dental consumable products 2) dental laboratory products 3) dental specialty products and 4) consumable medical device products.

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

Geographic Information

For 2014, 2013 and 2012, the Company’s net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 66%, 67% and 67%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company’s U.S. and foreign sales by shipment origin set forth in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company’s operating segments for the years ended December 31, 2014, 2013 and 2012 can be found in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY’s principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. Additionally, the Company’s consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, CALIBRA, CAULK, CAVITRON, CERAMCO, CERCON, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ELEPHANT, ESTHET.X, IN-OVATION, INTERACTIVE MYSTIQUE, LOFRIC, MAILLEFER, MIDWEST, NUPRO, ORAQIX, ORIGO, OSSEOSPEED, PALODENT PLUS, PEPGEN P-15, PORTRAIT, PRIME & BOND, PROFILE, PROTAPER, RECIPROC, RINN, SANI-TIP, SENSE, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRIODENT MATRIX SYSTEMS, TRUBYTE, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Dental Consumable Products

Dental consumable products consist of value added dental supplies and devices and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 28% of the Company’s consolidated net sales, excluding precious metal content, for each of the years ended December 31, 2014, 2013 and 2012.

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

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 10%, 10% and 11% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2014, 2013 and 2012, respectively.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 49%, 49% and 48% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2014, 2013 and 2012, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, bone grafting materials, 3D digital scanning and treatment planning software, dental and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urology catheters, certain surgical products, medical drills and other products. Net sales of consumable medical device products, excluding precious metal content, accounted for approximately 13%, 13% and 13% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2014, 2013 and 2012, respectively.

Markets, Sales and Distribution

The Company believes that the market for its products will grow over the long-term based on the following factors:

•	Increasing worldwide population.

•
Aging mix of population in developed countries - The U.S., Europe, Japan and other regions have aging population with significant needs for dental care and healthcare, the elderly in these regions are well positioned to pay for the required procedures since they control sizable amounts of discretionary income.

•	Natural teeth are being retained longer - Individuals with natural teeth are much more likely to visit a dentist in a given year than those without any natural teeth remaining.

•
The changing dental practice in North America and Western Europe - Dentistry in these regions has been transformed from a profession primarily dealing with pain, infections and tooth decay to one with increased emphasis on preventive care and cosmetic dentistry.

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

Emerging Markets

In certain countries in Central America, South America, Eastern Europe, Pacific Rim, Middle East and Africa, most dental care is often limited to excavation of teeth and filling of cavities and other restorative techniques, reflecting more modest per capita expenditures for dental and medical care. These markets account for approximately 15% to 20% of the Company’s net sales. The Company markets products with a diverse price range including dual-brand alternatives to address patient and professional needs. However, there is also a portion of the population in these markets that receive a level of dental and medical care similar to that received in developed countries. As such, many of our premium products are actively sold into these regions.

The Company offers products and equipment for use in markets at both of these stages of development. The Company believes that demand for more technically advanced products will increase as each of these markets develop. The Company also believes that its recognized brand names, high quality innovative products, clinical education, technical support services and strong international distribution capabilities position it well to benefit from opportunities in virtually any market.

DENTSPLY employs approximately 3,600 highly trained, product-specific sales and technical staff to provide comprehensive marketing and service tailored to the particular sales and technical support requirements of its distributors, dealers and the end-users.

Dental

DENTSPLY distributes approximately half of its dental products through third-party distributors. Certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are often sold directly to the dental laboratory or dental professionals in some markets. No single customer represented ten percent or more of DENTSPLY’s consolidated net sales for the periods presented.

Although many of its dental sales are made to distributors, dealers and importers, DENTSPLY focuses its marketing efforts on the dentists, dental hygienists, dental assistants, dental laboratories and dental schools which are the end-users of its products. As part of this end-user “pull through” marketing approach, the Company conducts extensive distributor, dealer and end-user marketing programs. Additionally, the Company trains laboratory technicians, dental hygienists, dental assistants and dentists in the proper use of its products and introduces them to the latest technological developments at its educational courses conducted throughout the world. The Company also maintains ongoing consulting and educational relationships with various dental associations and recognized worldwide opinion leaders in the dental field.

Medical

The Company’s urology products are sold directly in approximately 15 countries throughout Europe and North America, and through distributors in approximately 20 additional markets. The Company’s largest markets include the UK, Germany and France. Key customers include urologists, urology nurses, general practitioners and direct-to-patients.

Historical reimbursement levels within Europe have been higher for intermittent catheters which explain a greater penetration of single-use catheter products in that market. In the U.S., which the Company considers an important growth market, the reimbursement environment has improved since 2008 as the infection control cost benefits of disposable catheters gain acceptance among payers.

The Company’s surgery products are sold directly in approximately13 countries and through distributors in approximately 20 additional markets. The Company’s largest markets include Australia, Norway and the UK. Key customers include surgeons, hospital nurses, physiotherapists, hospital purchasing departments and medical supply distributors.

The Company also maintains ongoing consulting and educational relationships with various medical associations and recognized worldwide opinion leaders in this field.

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $80.8 million, $85.1 million and $85.4 million in 2014, 2013 and 2012, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The year-over-year comparison for 2014 versus 2013 was impacted by foreign currency translation, which decreased reported expense variations. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

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

The Company views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement the Company’s core growth and assure ongoing expansion of its business, including new technologies, additional products, organizational strength and geographic breadth.

Operating and Technical Expertise

DENTSPLY believes that its manufacturing capabilities are important to its success. The manufacturing processes of the Company’s products require substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. The Company endeavors to automate its global manufacturing operations in order to improve quality and customer service and lower costs.

Financing

Information about DENTSPLY’s working capital, liquidity and capital resources is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Competition

The Company conducts its operations, both domestic and foreign, under highly competitive market conditions. Competition in the dental and medical products industries is based primarily upon product performance, quality, safety and ease of use, as well as price, customer service, innovation and acceptance by clinicians, technicians and patients. DENTSPLY believes that its principal strengths include its well-established brand names, its reputation for high quality and innovative products, its leadership in product development and manufacturing, its global sales force, the breadth of its product line and distribution network, its commitment to customer satisfaction and support of the Company’s products by dental and medical professionals.

The size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company.

Regulation

The development, manufacture, sale and distribution of the Company’s products are subject to comprehensive governmental regulation both within and outside the United States. The following sections describe certain, but not all, of the significant regulations that apply to the Company. For a description of the risks related to the regulations that the Company is subject to, please refer to “Item 1A. Risk Factors.”

Certain of the Company’s products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Certain medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.

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

All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury.  Various groups have alleged that dental amalgam containing mercury is harmful to human health and have actively lobbied state and federal lawmakers and regulators to pass laws or adopt regulatory changes restricting the use, or requiring a warning against alleged potential risks, of dental amalgams.  The FDA, the National Institutes of Health and the U.S. Public Health Service have each indicated that there are no demonstrated direct adverse health effects due to exposure to dental amalgam.  In response to concerns raised by certain consumer groups regarding dental amalgam, the FDA formed an advisory committee in 2006 to review peer-reviewed scientific literature on the safety of dental amalgam.  In July 2009, the FDA concluded its review of dental amalgam, confirming its use as a safe and effective restorative material.  Also, as a result of this review, the FDA classified amalgam and its component parts, elemental mercury and powder alloy, as a Class II medical device.  Previously there was no classification for encapsulated amalgam, and dental mercury (Class I) and alloy (Class II) were classified separately.  This new regulation places encapsulated amalgam in the same class of devices as most other restorative materials, including composite and gold fillings, and makes amalgam subject to special controls by FDA.  In that respect, the FDA recommended that certain information about dental amalgam be provided, which includes information indicating that dental amalgam releases low levels of mercury vapor, and that studies on people ages six and over as well as FDA estimated exposures of children under six, have not indicated any adverse health risk associated with the use of dental amalgam.   After the FDA issued this regulation, several petitions were filed asking the FDA to reconsider its position.  Another advisory panel was established by the FDA to consider these petitions.  Hearings of the advisory panel were held in December 2010.  The FDA has taken no action as of the filing date of this Form 10-K from the 2010 advisory panel meeting.

In Europe, particularly in Scandinavia and Germany, the contents of mercury in amalgam filling materials have been the subject of public discussion. As a consequence, in 1994 the German health authorities required suppliers of dental amalgam to amend the instructions for use of amalgam filling materials to include a precaution against the use of amalgam for children less than eighteen years of age and to women of childbearing age. Additionally, some groups have asserted that the use of dental amalgam should be prohibited because of concerns about environmental impact from the disposition of mercury within dental amalgam, which has resulted in the sale of mercury containing products being banned in Sweden and severely curtailed in Norway. In the United States, the Environmental Protection Agency proposed in September 2014 certain effluent limitation guidelines and standards under the Clean Water Act to help cut discharges of mercury-containing dental amalgam to the environment. The rule would require affected dentists to use best available technology (amalgam separators) and other best management practices to control mercury discharges to publicly-owned treatment works. The Company strongly recommends adherence to the American Dental Association’s Best Management Practices for Amalgam Waste and includes this in every package of dental amalgam. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury.

The Company is also subject to the United States Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-United States jurisdictions that generally prohibit companies and their intermediaries from improperly offering or paying anything of value to non-United States government officials for the purpose of obtaining or retaining business. Some of our customer relationships outside of the United States are with governmental entities and therefore may be subject to such anti-bribery laws. In the sale, delivery and servicing of our products outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”) and the Department of Commerce’s Bureau of Industry and Security (“BIS”) which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the United States government. Despite our internal compliance program, our policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these requirements are punishable by criminal or civil sanctions, including substantial fines and imprisonment.

The Company is subject to laws and regulations governing data privacy, including in the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which restricts the use and disclosure of personal health information, mandates the adoption of standards relating to the privacy and security of individually identifiable health information and requires us to report certain breaches of unsecured, individually identifiable health information.

The U. S. Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

The Physician Payments Sunshine Provisions of the Patient Protection and Affordable Care Act require the Company to record all transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for public disclosure. Similar reporting requirements have also been enacted in several states, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

The Company believes it is in substantial compliance with the laws and regulations that regulate its business.

Sources and Supply of Raw Materials and Finished Goods

The Company manufactures the majority of the products sold by the Company. Most of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are typically available from numerous sources. No single supplier accounts for more than 10% of DENTSPLY’s supply requirements.

Intellectual Property

Products manufactured by DENTSPLY are sold primarily under its own trademarks and trade names. DENTSPLY also owns and maintains more than 2,500 patents throughout the world and is licensed under a number of patents owned by others.

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

Employees

At December 31, 2014, the Company and its subsidiaries employed approximately 11,600 employees. Of these employees, approximately 3,400 were employed in the United States and 8,200 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract or other similar type program. The Company believes that it generally has a positive relationship with its employees.

Environmental Matters

DENTSPLY believes that its operations comply in all material respects with applicable environmental laws and regulations. Maintaining this level of compliance has not had, and is not expected to have, a material effect on the Company’s capital expenditures or on its business.

Other Factors Affecting the Business

Approximately two-thirds of the Company’s sales are located in regions outside the U.S., and the Company’s consolidated net sales can be impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S.

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

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the Company’s customers’ access to credit as well as on the underlying strength of particular economies and dental markets. Although the Company uses certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company.

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

DENTSPLY experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company’s control, including but not limited to:

•	The timing of new product introductions by DENTSPLY and its competitors;

•	Timing of industry trade shows;

•	Changes in customer inventory levels;

•	Developments in government reimbursement policies;

•	Changes in customer preferences and product mix;

•	The Company’s ability to supply products to meet customer demand;

•	Fluctuations in manufacturing costs;

•	Changes in income tax laws and incentives which could create adverse tax consequences;

•	Fluctuations in currency exchange rates; and

•	General economic conditions, as well as those specific to the healthcare and related industries.

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

In order to operate more efficiently and control costs, the Company may announce from time to time restructuring plans, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. The Company has targeted adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, the Company may fail to realize expected efficiencies and benefits, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of the Company’s labor unions. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

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

DENTSPLY must obtain certain approvals and marketing clearances from governmental authorities, including the FDA and similar health authorities in foreign countries to manufacture, market and sell its products. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices, including the export of medical devices to foreign countries.

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

There also can be no assurance that regulatory agencies may not disallow the use of certain raw material components, which could have a negative impact on the Company’s ability to manufacture, market and sell particular products or product lines.

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

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality or health impact of the Company’s products or certain raw material components of the Company’s products. All dental amalgam filling materials, including those manufactured and sold by DENTSPLY, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam. DENTSPLY also manufactures and sells non-amalgam dental filling materials that do not contain mercury but that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of dental amalgam or of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results.

Issues related to the quality and safety of the Company’s products, ingredients or packaging could cause a product recall or discontinuation resulting in harm to the Company’s reputation and negatively impacting the Company’s operating results.

The Company’s products generally maintain a good reputation with customers and end-users. Issues related to quality and safety of products, ingredients or packaging, could jeopardize the Company’s image and reputation. Negative publicity related to these types of concerns, whether valid or not, might negatively impact demand for the Company’s products or cause production and delivery disruptions. The Company may need to recall or discontinue products if they become unfit for use. In addition, the Company could potentially be subject to litigation or government action, which could result in payment of fines or damages. Cost associated with these potential actions could negatively affect the Company’s operating results, financial condition and liquidity.

The Company’s Orthodontics business is subject to risk.

The Company sources a substantial portion of its orthodontic products from a Japanese supplier under an agreement that is subject to periodic renewal. The Company also has established alternative sources of supply. The market for orthodontic products is highly competitive and subject to significant negative price pressure.

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

The Company has debt securities outstanding of approximately $1.3 billion. DENTSPLY also has the ability to incur up to $500 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

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

DENTSPLY’s current indebtedness contains a number of covenants and financial ratios, which it is required to satisfy. Under the agreements governing the DENTSPLY 4.11% Senior Notes due 2016, the Company will be required to maintain a ratio of consolidated debt to consolidated EBITDA of less than or equal to 3.50 to 1.00. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratio, but no assurance can be given that DENTSPLY will be able to do so. DENTSPLY’s failure to maintain such ratio or a breach of the other covenants under its debt instruments outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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

Certain provisions in the Company’s governing documents, and of Delaware law, may make it more difficult for a third party to acquire DENTSPLY.

Certain provisions of DENTSPLY’s Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of DENTSPLY. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend DENTSPLY’s By-laws and call special meetings of stockholders. In addition, members of DENTSPLY’s management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 4% of the outstanding common stock of DENTSPLY. Delaware law imposes some restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s outstanding common stock.

The Company’s results could be negatively impacted by a natural disaster or similar event.

The Company operates in more than 120 countries and its and its suppliers’ manufacturing facilities are located in multiple locations around the world.  Any natural or other disaster in such a location could result in serious harm to the Company’s business and consolidated results of operations.  Any insurance maintained by the Company may not be adequate to cover our losses resulting from such disasters or other business interruptions, and our emergency response plans may not be effective in preventing or minimizing losses in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of DENTSPLY’s principal manufacturing and distribution locations at December 31, 2014:

Location	Function	Leased or Owned

United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Waltham, Massachusetts (2)	Manufacture and distribution of dental implant products	Leased

Maumee, Ohio (2)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (1)	Distribution of dental products	Leased

York, Pennsylvania (2)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (2)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (2)	Manufacture and distribution of dental products	Owned

Catanduva, Brazil (3)	Manufacture and distribution of dental anesthetic products	Owned

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Shanghai, China (2)	Manufacture and distribution of dental laboratory products	Leased

Tianjin, China (3)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (2)	Manufacture and distribution of investment casting products	Leased

Bohmte, Germany (2)	Manufacture and distribution of dental laboratory products	Owned

Hanau, Germany (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (2)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (2)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (4)	Distribution of dental products	Leased

Rosbach, Germany (2)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (2)	Distribution of precious metal dental alloys and dental ceramics and refinery of precious metals	Owned

HA Soest, Netherlands (2)	Distribution of orthodontic products	Leased

Katikati, New Zealand (1)	Manufacture of dental consumable products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (2)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (2)(3)	Manufacture and distribution of dental implant products and	Owned
consumable medical devices

Ballaigues, Switzerland (2)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

(1)	These properties are included in the Dental Consumable and Certain International Businesses segment.

(2)	These properties are included in the Dental Specialty and Laboratory and Certain Global Distribution Businesses segment.

(3)	These properties are included in the Healthcare and Emerging Markets Businesses segment.

(4)	This property is a distribution warehouse not managed by named segments.

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

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 19, Commitments and Contingencies, to the Consolidated Financial Statements in this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 20, 2015.

Name	Age	Position

Bret W. Wise	54	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	53	President and Chief Financial Officer
James G. Mosch	57	Executive Vice President and Chief Operating Officer
Robert J. Size	56	Senior Vice President
Albert J. Sterkenburg	51	Senior Vice President
Deborah M. Rasin	48	Vice President, Secretary and General Counsel

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

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market and Dividend Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicated, the high, low, closing sale prices and cash dividends declared of the Company’s common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low

2014
First Quarter	$49.13	$42.99	$46.04	$0.06625
Second Quarter	48.38	43.85	47.35	0.06625
Third Quarter	48.54	45.12	45.60	0.06625
Fourth Quarter	56.25	43.83	53.27	0.06625

2013
First Quarter	$43.63	$39.36	$42.44	$0.06250
Second Quarter	44.21	39.90	40.96	0.06250
Third Quarter	45.37	40.81	43.41	0.06250
Fourth Quarter	50.99	42.99	48.48	0.06250

Approximately 52,830 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 305 holders of record of the Company’s common stock.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 34.0 million shares of common stock.  The table below contains certain information with respect to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2014:

(in thousands, except per share amounts)				Number of Shares that May Yet be Purchased Under the Share Repurchase Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased

October 1-31, 2014	275.3	$48.27	$13,288	12,801.5
November 1-30, 2014	960.7	52.87	50,790	12,155.7
December 1-31, 2014	512.1	55.37	28,356	12,068.5
	1,748.1	$52.88	$92,434

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued under equity compensation plans at December 31, 2014:

(in thousands, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	8,800.8	$37.50	8,240.2
Total	8,800.8	$37.50	8,240.2

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DENTSPLY International Inc., the NASDAQ Composite Index, the S&P 500 Index, and the S&P Health Care Index

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/09
12/10
12/11
12/12
12/13
12/14
DENTSPLY International Inc.
NASDAQ Composite
S&P 500
S&P Health Care

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
DENTSPLY International Inc.	100.00	97.75	100.69	114.64	141.12	155.91
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Health Care	100.00	102.90	116.00	136.75	193.45	242.46

Item 6.  Selected Financial Data

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share amounts, days and percentages)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011(a)	2010

Statement of Operations Data:
Net sales	$2,922,620	$2,950,770	$2,928,429	$2,537,718	$2,221,014
Net sales, excluding precious metal content (b)	2,792,676	2,771,728	2,714,698	2,332,589	2,031,757
Gross profit	1,599,789	1,577,412	1,556,387	1,273,440	1,130,158
Restructuring and other costs	11,083	13,356	25,717	35,865	10,984
Operating income	445,600	419,166	381,939	300,728	380,273
Income before income taxes	404,373	369,335	330,679	256,111	357,656
Net income	322,913	318,161	318,489	247,446	267,335
Net income attributable to DENTSPLY International	$322,854	$313,192	$314,213	$244,520	$265,708

Earnings per common share:
Basic	$2.28	$2.20	$2.22	$1.73	$1.85
Diluted	$2.24	$2.16	$2.18	$1.70	$1.82

Cash dividends declared per common share	$0.265	$0.250	$0.220	$0.205	$0.200

Weighted Average Common Shares Outstanding:
Basic	141,714	142,663	141,850	141,386	143,980
Diluted	144,219	144,965	143,945	143,553	145,985

Balance Sheet Data:
Cash and cash equivalents	$151,639	$74,954	$80,132	$77,128	$540,038
Property, plant and equipment, net	588,845	637,172	614,705	591,445	423,105
Goodwill and other intangibles, net	2,760,179	3,076,919	3,041,595	2,981,163	1,381,798
Total assets	4,650,265	5,078,047	4,972,297	4,755,398	3,257,951
Total debt, current and long-term portions	1,265,713	1,476,040	1,520,998	1,766,711	611,769
Equity	2,322,198	2,577,974	2,249,443	1,884,151	1,909,912
Return on average equity	13.2%	13.0%	15.2%	12.9%	13.9%
Total net debt to total capitalization (c)	32.4%	35.2%	39.0%	47.3%	3.6%

Other Data:
Depreciation and amortization	$129,077	$127,903	$129,199	$85,035	$65,912
Cash flows from operating activities	560,401	417,848	369,685	393,469	377,461
Capital expenditures	99,578	100,345	92,072	71,186	44,236
Interest expense (income), net	41,318	41,502	48,091	35,577	20,835
Inventory days	113	114	106	100	100
Receivable days	55	56	53	54	54
Effective tax rate	20.1%	14.1%	2.7%	4.3%	25.0%
(a) Includes the results of the Astra Tech acquisition from September 1, 2011 through December 31, 2011.
(b) The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure.
(c) The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

2014 Operational Highlights

•
For the year ended December 31, 2014, sales, excluding precious metal content increased 0.8% compared to prior year. Foreign currency exchange rates had a negative impact of 1.0% during the year, reducing the growth of the Company. Total sales for the year ended December 31, 2014, including precious metal content, decreased 1.0% compared to 2013. A significant drop in the price of gold during the year and the negative impact of foreign currency exchange resulted in the negative sales growth for the year.

•
Full year 2014 earnings per diluted share of $2.24 increased from $2.16 in the prior year. On an adjusted basis (a non-GAAP measure), full year 2014 earnings per diluted share of $2.50 grew 6.4% from $2.35 from the prior year.

•
Operating margin for the year ended December 31, 2014 was 15.3%, an increase of 110 basis points as compared to 14.2% for the year ended December 31, 2013. Adjusted operating margin (a non-US GAAP measure) for the year ended December 31, 2014 was 18.4%, an improvement of 80 basis points over the prior year.

•	Operating cash flow improved 34%. For the year ended December 31, 2014, cash from operations was $560.4 million as compared to $417.8 million for the year ended December 31, 2013.

BUSINESS

DENTSPLY International Inc. is a leading manufacturer and distributor of dental and other consumable medical device products. The Company believes it is the world’s largest manufacturer of consumable dental products for the professional dental market.  For over 115 years, DENTSPLY’s commitment to innovation and professional collaboration has enhanced its portfolio of branded consumables and small equipment.  Headquartered in the United States, the Company has global operations with sales in more than 120 countries. The Company also has strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. While the United States and Europe are the Company’s largest markets, the Company serves all major markets worldwide.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal sales growth by geographic region; (2) constant currency sales growth by geographic region; (3) adjusted operating margins of each reportable segment including product pricing and cost controls; (4) the development, introduction and contribution of innovative new products; and (5) sales growth through acquisition.

The Company defines “internal sales growth” as the increase or decrease in net sales from period to period, excluding (1) precious metal content; (2) the impact of changes in currency exchange rates; and (3) net acquisition sales growth. The Company also tracks internal sales growth of continuing product lines as this is more reflective of the ongoing strength of the Company’s performance. The Company defines “net acquisition sales growth” as the net sales, excluding precious metal content, for a period of twelve months following the transaction date of businesses that have been acquired, less the net sales, excluding precious metal content, for a period of twelve months prior to the transaction date of businesses that have been divested. The Company defines “constant currency sales growth” as internal sales growth plus net acquisition sales growth.

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

The Company also has a focus on maximizing operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved. Consistent with these efforts, the Company announced during 2014 that it is proposing steps in Germany to reorganize elements of its laboratory business and associated manufacturing capabilities.  The Company seeks to realign its portfolio of laboratory products, with increased focus on innovative prosthetics materials while deemphasizing its CAD/CAM equipment business. As required under German law, the Company continues to participate in a statutory co-determination process under which it is collaborating with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative.

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

Impact of Foreign Currencies and Interest Rates

Due to the international nature of DENTSPLY’s business, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With more than 65% of the Company’s net sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. This impact is anticipated to be significant in 2015 compared to 2014 due to a dramatic weakening of the euro in the latter half of 2014 and early 2015 and the strengthening of the Swiss franc in early 2015. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

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

RESULTS OF OPERATIONS

2014 Compared to 2013

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

	Year Ended December 31,
(in millions, except percentage amounts)	2014	2013	$ Change	% Change

Net sales	$2,922.6	$2,950.8	$(28.2)	(1.0%)
Less: Precious metal content of sales	129.9	179.1	(49.2)	(27.5%)
Net sales, excluding precious metal content	$2,792.7	$2,771.7	$21.0	0.8%

During 2014, net sales, excluding precious metal content increased $21.0 million from 2013. The 0.8% increase in net sales, excluding precious metal content, included constant currency sales growth of 1.8%.  The constant currency sales growth was comprised of internal sales growth of 1.2% and acquisition sales growth of 0.6%. The decline of precious metal content of sales from the year ago period was primarily due to the continuing reduction in the use of precious metal alloys in dentistry.

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2014
	United States	Europe	All Other Regions	Worldwide

Internal sales growth	0.7%	0.1%	4.2%	1.2%
Net acquisition sales growth	0.3%	0.1%	2.4%	0.6%
Constant currency sales growth	1.0%	0.2%	6.6%	1.8%

United States

During 2014, net sales, excluding precious metal content, increased by 1.0% on a constant currency basis. Internal sales growth was led by increased sales in the dental consumables product category, partially offset by lower sales in the dental laboratory product category, as well as lower sales of a consumable medical device product that was in-sourced by a customer and was discontinued late in the year as the product line was sold to this customer.

Europe

During 2014, net sales, excluding precious metal content, increased by 0.2% on a constant currency basis compared to 2013. Internal sales growth in Europe was muted as the result of a substantial and continuing decline in sales within the CIS countries, due to economic and political instability in those markets. Excluding sales in the CIS region, constant currency sales growth would have been 1.8% led by increased sales in the dental specialty, dental consumables and consumable medical device product categories partially offset by the dental laboratory product category.

All Other Regions

During 2014, net sales, excluding precious metal content, increased 6.6% on a constant currency basis. The internal sales and acquisition sales growth was led by the dental specialty and consumable medical device product categories and was strongest in Pacific Rim and Middle East regions.

Gross Profit

	Year Ended December 31,
(in millions, except percentage amounts)	2014	2013	$ Change	% Change

Gross profit	$1,599.8	$1,577.4	$22.4	1.4%
Gross profit as a percentage of net sales, including precious metal content	54.7%	53.5%
Gross profit as a percentage of net sales, excluding precious metal content	57.3%	56.9%

Gross profit as a percentage of net sales, excluding precious metal content, increased 40 basis points during 2014 compared to 2013.  The increase in the gross profit rate was primarily the result of net favorable pricing compared to the prior year.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions, except percentages)	2014	2013	$ Change	% Change

SG&A expenses	$1,143.1	$1,144.9	$(1.8)	(0.2%)
SG&A expenses as a percentage of net sales, including precious metal content	39.1%	38.8%
SG&A expenses as a percentage of net sales, excluding precious metal content	40.9%	41.3%

SG&A expenses as a percentage of net sales, excluding precious metal content, improved 40 basis points as compared to 2013. The rate decline is primarily due to cost reduction initiatives and expense controls in a number of businesses, as well as higher expenses recorded in the first three months of 2013 relating to trade shows.

Restructuring and Other Costs

	Year Ended December 31,
(in millions, except percentages)	2014	2013	$ Change	% Change

Restructuring and other costs	$11.1	$13.4	$(2.3)	(17.2%)

The Company recorded net restructuring and other costs of $11.1 million in 2014 compared to $13.4 million in 2013. In 2014, restructuring costs of $9.9 million related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also includes expense of $1.2 million related to net legal settlements.

In 2013, restructuring costs of $12.0 million related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also includes net expense of $1.4 million related to an impairment of previously acquired technology partially offset by a net gain on legal settlements.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2014	2013	$ Change	% Change

Net interest expense	$41.3	$41.5	$(0.2)	(0.5%)
Other expense (income), net	(0.1)	8.3	(8.4)	(0.1%)
Net interest and other expense	$41.2	$49.8	$(8.6)

Net Interest Expense

Net interest expense for the year ended December 31, 2014 was $0.2 million lower in comparison to the year ended December 31, 2013. The net decrease is a result of a $4.4 million decrease in interest expense due to lower average debt levels in 2014 and higher miscellaneous investment income of $0.4 million compared to the prior year, largely offset by $4.6 million decrease in investment income recorded on net investment hedges due to lower average hedge amounts and interest rates on hedge contracts compared to 2013.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2014 improved $8.4 million compared to the year ended December 31, 2013. Other income, net for the year ended December 31, 2014 was $0.1 million, comprised primarily of $1.1 million of interest and non-cash income relating to fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $2.5 million of currency transaction losses, and $1.4 million of other non-operating income. Other expense, net for the year ended December 31, 2013 was $8.3 million, comprised primarily of $6.9 million of interest and non-cash charges relating to fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $2.1 million of currency transaction losses, and $0.7 million of other non-operating income.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2014	2013	$ Change

Effective income tax rate	20.1%	14.1%

Equity in net (loss) income of unconsolidated affiliated company	$(0.3)	$1.0	$(1.3)

Net income attributable to noncontrolling interests	$0.1	$5.0	$(4.9)

Net income attributable to DENTSPLY International	$322.9	$313.2	$9.7

Diluted earnings per common share	$2.24	$2.16

Provision for Income Taxes

The Company’s effective tax rate for 2014 and 2013 was 20.1% and 14.1%, respectively. The Company’s effective tax rate for 2014 was unfavorably impacted by the Company’s change in the mix of consolidated earnings. Additionally, during 2014 the Company recorded a tax benefit from the release of valuation allowances on previously unrecognized tax loss carryforwards and other deferred tax assets of approximately $8.3 million, a tax benefit of $1.4 million related to statutory tax rate changes and $4.5 million of unfavorable tax effects related to prior year tax matters. The Company’s effective tax rate for 2013 was favorably impacted by the Company’s post-acquisition restructuring activities, the recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013 relating to 2012, a tax benefit of $2.2 million for the release of a valuation allowance and $10.3 million of benefits related to prior year tax matters. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, to the consolidated financial statements in this Form 10-K.

The Company’s effective income tax rate for 2014 includes the impact of amortization on purchased intangibles assets, acquisition related activities, restructuring and other costs, income related to credit risk adjustments on outstanding derivatives as well as various income tax adjustments which impacted income before income taxes and the provision for income taxes by $63.2 million and $23.9 million, respectively. In 2013, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provision for income taxes by $72.9 million and $43.7 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $0.3 million on an after-tax basis for the year ended December 31, 2014 and net earnings of $1.0 million on an after-tax basis for the year ended December 31, 2013. The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market gains recorded through DIO’s net income was approximately $1.2 million for each of the years ended December 31, 2014 and 2013.

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $4.9 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of the contractual purchase of the remaining shares of a noncontrolling interest effective January 1, 2014. The Company anticipates the cash outflow for this purchase to be in the first quarter of 2015.

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted net income attributable to DENTSPLY International to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to purchased intangible assets. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

Adjusted net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

The adjusted net income attributable to DENTSPLY International consists of net income attributable to DENTSPLY International adjusted to exclude the net of tax impact of the following:

(1) Business combination related costs. These adjustments include costs related to integrating and consummating recently acquired businesses and costs, gains and losses related to the disposal of businesses or product lines. These items are irregular in timing and as such may not be indicative of past and future performance of the Company and are therefore excluded to allow investors to better understand underlying operating trends.
(2) Restructuring, restructuring program related costs and other costs. These adjustments include costs related to the implementation of restructuring initiatives as well as certain other costs. These costs can include, but are not limited to, severance costs, facility closure costs, lease and contract terminations costs, related professional service costs, duplicate facility and labor costs associated with specific restructuring initiatives, as well as, legal settlements and impairments of assets. These items are irregular in timing, amount and impact to the Company’s financial performance. As such, these items may not be indicative of past and future performance of the Company and are therefore excluded for the purpose of understanding underlying operating trends.
(3) Amortization of purchased intangible assets. This adjustment excludes the periodic amortization expense related to purchased intangible assets. Beginning in 2011, the Company began recording large non-cash charges related to the values attributed to purchased intangible assets. As such, amortization expense has been excluded from adjusted net income attributed to DENTSPLY International to allow investors to evaluate and understand operating trends excluding these large non-cash charges.
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
(6) Income tax related adjustments. These adjustments include both income tax expenses and income tax benefits that are representative of income tax adjustments mostly related to prior periods, as well as the final settlement of income tax audits, and discrete tax items resulting from the implementation of restructuring initiatives. These adjustments are irregular in timing and amount and may significantly impact the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
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

	Year Ended December 31, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$322,854	$2.24
Amortization of purchased intangible assets, net of tax	33,614	0.23
Restructuring and other costs, net of tax	8,506	0.06
Acquisition related activities, net of tax	1,952	0.01
Credit risk and fair value adjustments to outstanding derivatives, net of tax	(451)	—
Gain on fair value adjustment related to an unconsolidated affiliated company, net of tax	(1,190)	(0.01)
Income tax related adjustments	(4,325)	(0.03)
Adjusted non-US GAAP earnings	$360,960	$2.50

	Year Ended December 31, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$313,192	$2.16
Amortization of purchased intangible assets, net of tax	32,309	0.22
Restructuring and other costs, net of tax	9,721	0.07
Acquisition related activities, net of tax	5,890	0.04
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,339	0.02
Gain on fair value adjustment related to an unconsolidated affiliated company, net of tax	(1,200)	(0.01)
Income tax related adjustments	(21,054)	(0.15)
Adjusted non-US GAAP earnings	$341,197	$2.35

Adjusted Operating Income and Margin

Adjusted operating income and margin is another important internal measure for the Company. Operating income in accordance with US GAAP is adjusted for the items noted above which are excluded on a pre-tax basis to arrive at adjusted operating income, a non-US GAAP measure. The adjusted operating margin is calculated by dividing adjusted operating income by net sales, excluding precious metal content.

Senior management receives a monthly analysis of operating results that includes adjusted operating income. The performance of the Company is measured on this basis along with the adjusted non-US GAAP earnings noted above as well as other performance metrics. Adjusted operating income is considered a measure not calculated in accordance with accounting principles generally accepted in the United States; therefore, it is a non-US GAAP measure. This non-US GAAP measure may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Year Ended December 31, 2014
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$445,600	16.0%
Amortization of purchased intangible assets	47,914	1.8%
Restructuring and other costs	12,463	0.4%
Acquisition related activities	6,827	0.2%
Adjusted non-US GAAP Operating Income	$512,804	18.4%

	Year Ended December 31, 2013
(in thousands, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$419,166	15.1%
Amortization of purchased intangible assets	46,221	1.7%
Restructuring and other costs	14,639	0.5%
Acquisition related activities	8,778	0.3%
Adjusted non-US GAAP Operating Income	$488,804	17.6%

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

Net Sales, Excluding Precious Metal Content
(in millions, except percentages)	Year Ended December 31,
	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$689.5	$656.2	$33.3	5.1%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$1,556.1	$1,587.0	$(30.8)	(1.9%)

Healthcare and Emerging Markets Businesses	$551.1	$532.7	$18.4	3.5%

Segment Operating Income
(in millions, except percentages)	Year Ended December 31,
	2014	2013	$ Change	% Change

Dental Consumable and Certain International Businesses	$235.6	$217.9	$17.7	8.1%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$287.7	$293.4	$(5.7)	(1.9%)

Healthcare and Emerging Markets Businesses	$39.7	$25.6	$14.1	55.1%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $33.3 million, or 5.1%, during 2014 as compared to 2013. On a constant currency basis, net sales, excluding precious metals, increased 5.5% primarily due to higher demand across all businesses.

Operating income improved $17.7 million or 8.1% during 2014 compared to 2013. The improvement in operating income was primarily the result of sales growth and improved gross margins within these businesses.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, decreased $30.9 million, or 1.9%, during 2014 compared to 2013. Sales declined on a constant currency basis by 1.0%. The negative constant currency growth was primarily the result of decreased sales in the dental laboratory businesses.

Operating income decreased $5.7 million or 1.9% during 2014 compared to 2013 as a result of decreased sales.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $18.4 million, or 3.5%, during 2014 compared to 2013. Sales increased by 5.3% on a constant currency basis. The favorable constant currency growth was the result of improved market demand in both the healthcare and emerging markets businesses.

Operating income improved by $14.1 million in 2014 compared to 2013. The increase in operating income was primarily the result of sales growth, an improved operating expense rate for the healthcare business and improved gross profit rate in the emerging markets businesses.

RESULTS OF OPERATIONS

2013 Compared to 2012

Net Sales

	Year Ended December 31,
(in millions, except percentage amounts)	2013	2012	$ Change	% Change

Net sales	$2,950.8	$2,928.4	$22.4	0.8%
Less: Precious metal content of sales	179.1	213.7	(34.6)	(16.2%)
Net sales, excluding precious metal content	$2,771.7	$2,714.7	$57.0	2.1%

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

Gross Profit

	Year Ended December 31,
(in millions, except percentage amounts)	2013	2012	$ Change	% Change

Gross profit	$1,577.4	$1,556.4	$21.0	1.3%
Gross profit as a percentage of net sales, including precious metal content	53.5%	53.1%
Gross profit as a percentage of net sales, excluding precious metal content	56.9%	57.3%

Gross profit as a percentage of net sales, excluding precious metal content, decreased 40 basis points during 2013 compared to 2012. The margin rate decline was primarily the impact of the medical device federal excise tax mandated by the Affordable Care Act that became effective January 1, 2013.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2013	2012	$ Change	% Change

SG&A expenses	$1,144.9	$1,148.7	$(3.8)	(0.3%)
SG&A expenses as a percentage of net sales, including precious metal content	38.8%	39.2%
SG&A expenses as a percentage of net sales, excluding precious metal content	41.3%	42.3%

SG&A expenses as a percentage of net sales, excluding precious metal content, improved 100 basis points as compared to 2012 primarily as a result cost savings across a number of businesses and synergies from the integration activities of recent acquisitions.

Restructuring and Other Costs

	Year Ended December 31,
(in millions, except percentage amount)	2013	2012	$ Change	% Change

Restructuring and other costs	$13.4	$25.7	$(12.3)	(47.9%)

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

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2013	2012	$ Change	% Change

Net interest expense	$41.5	$48.1	$(6.6)	(13.7%)
Other expense, net	8.3	3.2	5.1	NM
Net interest and other expense	$49.8	$51.3	$(1.5)
NM - Not meaningful

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

Other Expense, Net
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

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share and percentage amounts)	2013	2012	$ Change

Effective income tax rate	14.1%	2.7%

Equity in net income (loss) of unconsolidated affiliated company	$1.0	$(3.3)	$4.3

Net income attributable to noncontrolling interests	$5.0	$4.3	$0.7

Net income attributable to DENTSPLY International	$313.2	$314.2	$(1.0)

Diluted earnings per common share	$2.16	$2.18

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

In 2013, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provision for income taxes by $72.9 million and $43.7 million, respectively. In 2012, the Company’s effective tax rate included the impact of amortization of purchased intangible assets, integration and restructuring and other costs as well as various income tax adjustments which impacted income before taxes and the provision for income taxes by $91.7 million and $90.0 million, respectively.

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

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted net income attributable to DENTSPLY International to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to purchased intangible assets. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

Adjusted net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

	Year Ended December 31, 2013
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$313,192	$2.16
Amortization of purchased intangible assets, net of tax	32,309	0.22
Restructuring and other costs, net of tax	9,721	0.07
Acquisition related activities, net of tax	5,890	0.04
Credit risk and fair value adjustments to outstanding derivatives, net of tax	2,339	0.02
Gain on fair value adjustment at an unconsolidated affiliated company, net of tax	(1,200)	(0.01)
Income tax related adjustments	(21,054)	(0.15)
Adjusted non-US GAAP earnings	$341,197	$2.35

	Year Ended December 31, 2012
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$314,213	$2.18
Amortization of purchased intangible assets, net of tax	33,612	0.23
Restructuring and other costs, net of tax	18,549	0.13
Acquisition related activities, net of tax	9,299	0.07
Loss on fair value adjustment at an unconsolidated affiliated company, net of tax	2,927	0.02
Orthodontics business continuity costs, net of tax	600	—
Income tax related adjustments	(59,992)	(0.41)
Adjusted non-US GAAP earnings	$319,208	$2.22

Adjusted Operating Income and Margin

Adjusted operating income and margin is another important internal measure for the Company. Operating income in accordance with US GAAP is adjusted for the items noted above which are excluded on a pre-tax basis to arrive at adjusted operating income, a non-US GAAP measure. The adjusted operating margin is calculated by dividing adjusted operating income by net sales, excluding precious metal content.

Senior management receives a monthly analysis of operating results that includes adjusted operating income. The performance of the Company is measured on this basis along with the adjusted non-US GAAP earnings noted above as well as other performance metrics. Adjusted operating income is considered a measure not calculated in accordance with accounting principles generally accepted in the United States; therefore, it is a non-US GAAP measure. This non-US GAAP measure may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Year Ended December 31, 2013
(in thousands, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$419,166	15.1%
Amortization of purchased intangible assets	46,221	1.7%
Restructuring and other costs	14,639	0.5%
Acquisition related activities	8,778	0.3%
Adjusted non-US GAAP Operating Income	$488,804	17.6%

	Year Ended December 31, 2012
(in thousands, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$381,939	14.1%
Amortization of purchased intangible assets	49,745	1.8%
Restructuring and other costs	27,103	1.0%
Acquisition related activities	14,164	0.6%
Orthodontics business continuity costs	920	—%
Adjusted non-US GAAP Operating Income	$473,871	17.5%

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

Net Sales, Excluding Precious Metal Content
(in millions, except percentage amounts)	Year Ended December 31,
	2013	2012	$ Change	% Change

Dental Consumable and Certain International Businesses	$656.2	$633.4	$22.8	3.6%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$1,587.0	$1,570.0	$17.0	1.1%

Healthcare and Emerging Markets Businesses	$532.7	$515.0	$17.7	3.4%

Segment Operating Income
(in millions, except percentage amounts)	Year Ended December 31,
	2013	2012	$ Change	% Change

Dental Consumable and Certain International Businesses	$217.9	$216.8	$1.1	0.5%

Dental Specialty and Laboratory and Certain Global Distribution Businesses	$293.4	$286.4	$7.0	2.4%

Healthcare and Emerging Markets Businesses	$25.6	$21.9	$3.7	16.9%

Dental Consumable and Certain International Businesses

Net sales, excluding precious metal content, increased $22.8 million, or 3.6%, during 2013 as compared to 2012. Sales on a constant currency basis increased by 3.0%.

Operating income increased $1.1 million during 2013 compared to 2012. The improvement in operating income was primarily the result of sales growth.

Dental Specialty and Laboratory and Certain Global Distribution Businesses

Net sales, excluding precious metal content, increased $17.0 million, or 1.1%, during 2013 compared to 2012. Sales grew on a constant currency basis by 1.1%. The constant currency growth was primarily the result of increased sales in the specialty dental businesses despite a decline in implant sales.

Operating income increased $7.0 million during 2013 compared to 2012. Modest operating income improvements were primarily driven by the dental specialty businesses.

Healthcare and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $17.7 million, or 3.4%, during 2013 compared to 2012. Sales increased by 3.7% on a constant currency basis. The constant currency growth was primarily the result of increased sales in the healthcare businesses and in certain emerging markets.

Operating income improved by $3.7 million, or 16.9%, in 2013 compared to 2012. The improvement in operating income was primarily the result of sales growth.

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

The performance of the Company’s 2014 annual impairment test did not result in any impairment of the Company’s goodwill. The WACC rates utilized in the 2014 analysis ranged from 8.6% to 14.0%. Had the WACC rate of each of the Company’s reporting units been hypothetically increased by 100 basis points at April 30, 2014, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company’s reporting units had been hypothetically reduced by 5% at April 30, 2014, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company’s reporting units had been hypothetically reduced by 10% at April 30, 2014, due to competitive conditions, one reporting unit within the Dental Specialties and Laboratory and Certain Global Distribution Business segment would have a net book value exceeding its fair value by approximately $5.9 million. Goodwill for this reporting unit totals $122.7 million at April 30, 2014. To the extent that future operating results of this reporting unit do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

At December 31, 2014, the Company updated its goodwill impairment testing for the reporting unit noted above as well as for one reporting unit in the Healthcare and Emerging Markets Business segment based on current year financial performance. The review did not result in any impairment of the reporting units’ respective goodwill balances. Assumptions used in the calculations of fair value were substantially consistent with those at April 30, 2014. If the WACC rate of these two reporting units had been hypothetically increased by 100 basis points at December 31, 2014, the fair value of these two reporting units would still exceed net book value. If the fair value of these two reporting units had been hypothetically reduced by 5%, the reporting unit within the Healthcare and Emerging Markets Businesses segment would have had a net book value exceeding its fair value by approximately $0.4 million. If the fair value of these reporting units had been hypothetically reduced by 10% at December 31, 2014, the reporting unit within Healthcare and Emerging Markets Businesses segment would have had a net book value exceeding fair value by approximately $4.0 million and the reporting unit within the Dental Specialties and Laboratory and Certain Global Distribution Business segment would have had a fair value exceeding its net book value by approximately $5.1 million. Goodwill for the two reporting units totals $139.0 million at December 31, 2014.

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

The fair value of acquired tradenames is estimated by the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. Other assumptions are consistent with those applied to goodwill impairment testing.

The performance of the Company’s 2014 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangible assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points, at December 31, 2014, the fair value of these assets would still exceed their book value.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the use of the tradenames, it could result in impairment of the carrying value of the indefinite-lived assets to its implied fair value. There can be no assurance that the Company’s future indefinite-lived asset impairment testing will not result in a charge to earnings.

Litigation

The Company and its subsidiaries are from time to time parties to lawsuits arising out of their respective operations. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are typically in the form of ranges, and the Company records the liabilities at the low point of the ranges, when no other point within the ranges are a better estimate of the probable loss. The ranges established by management are based on analysis made by internal and external legal counsel based on information known at the time. If the Company determines a liability to be only reasonably possible, it considers the same information to estimate the possible exposure and discloses any material potential liability. These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment. The Company believes it has appropriately estimated liabilities for probable losses in the past; however, the unpredictability of litigation and court decisions could cause a liability to be incurred in excess of estimates. Legal costs related to these lawsuits are expensed as incurred.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2014, the Company has a valuation allowance of $253.2 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2014 were $560.4 million compared to $417.8 million during the year ended December 31, 2013. Net income increased $4.8 million in the period ended December 31, 2014. Working capital sources were $64.3 million, an increase of $153.7 million compared to a use of $89.4 million in 2013. The increase in working capital is driven by $69.5 million due to lower taxes paid, $46.4 million in inventory reductions and $39.7 million improvement in accounts receivable. The Company's cash and cash equivalents increased by $76.6 million during the year ended December 31, 2014 to $151.6 million.

For the year ended December 31, 2014, the number of days for sales outstanding in accounts receivable decreased by one day to 55 days as compared to 56 days in 2013. On a constant currency basis, the number of days of sales in inventory decreased by one day to 113 days at December 31, 2014 as compared to 114 days at December 31, 2013.

Investing activities during 2014 include capital expenditures of $99.6 million. Investments of $8.6 million are partially offset by the sale of a non-core product lines for $6.5 million.

At December 31, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 3.3 million shares, or approximately 2.3% of average diluted shares outstanding, during 2014 at an average price of $49.88. As of December 31, 2014 and 2013, the Company held 21.9 and 20.5 million shares of treasury stock, respectively. The Company also received proceeds of $49.0 million primarily as a result of 1.5 million stock options exercised during the year ended December 31, 2014.

Total debt decreased by $210.3 million for the year ended December 31, 2014. DENTSPLY's long-term debt, including the current portion, at December 31, 2014 and 2013 was $1,262.7 million and $1,370.8 million, respectively. The Company's long-term debt, including the current portion decreased by a net of $108.1 million during the year ended December 31, 2014. This net change included a net decrease in borrowings of $86.2 million, and a decrease of $21.9 million due to exchange rate fluctuations on debt denominated in foreign currencies. The decrease in long term borrowings reflects the payment of $75.0 million of Private Placement notes and the first annual Term Loan payment of $8.8 million. The Company’s short-term debt decrease reflects the payment of $101.9 million of short-term commercial paper, which was not drawn at December 31, 2014. During the year ended December 31, 2014, the Company's ratio of net debt to total capitalization decreased to 32.4% compared to 35.3% at December 31, 2013. DENTSPLY defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

In February 2014, the Company paid the first required payment of $75.0 million under the Private Placement Notes by issuing commercial paper. The second required payment of $100.0 million is due in February 2015 and has been classified as current on the balance sheet. The Company intends to use available cash, commercial paper and the revolving credit facilities to pay the 2015 payment.

The Company paid the first annual principal payment of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the Term Loan with a final maturity of August 26, 2020. The second annual installment in the amount of $8.8 million will be due in August 2015 and has been classified as current on the balance sheet.

On July 23, 2014, the Company entered into an Amended and Extended Revolving Credit Agreement to replace the 2011 Revolving Credit Agreement dated August 27, 2011, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $500.0 million through July 27, 2016. The new Credit Agreement provides for a new five year, $500.0 million multi-currency revolving credit facility through July 23, 2019 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At December 31, 2014, both the multi-currency revolving credit facility and the commercial paper facility were unused.

On September 29, 2014, the Company entered into a Samurai Loan Agreement to replace the maturing Samurai Loan Agreement dated August 27, 2011, in an aggregate amount of Japanese yen 12.6 billion, through September 29, 2014. The new Samurai Loan Agreement provides for a new five-year, Japanese yen 12.6 billion term loan through September 30, 2019 (the “Samurai Loan”). The Samurai Loan is designated as a net investment hedge. The Samurai Loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Samurai Loan contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Samurai Loan may be accelerated and become immediately due and payable.

The Company also has access to $63.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2014, $3.0 million was outstanding under these short-term lines of credit.  At December 31, 2014, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $560.6 million.

At December 31, 2014, the Company held $56.8 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2014:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years	Total
(in thousands)

Long-term borrowings	$109,830	$458,792	$131,203	$562,887	$1,262,712
Operating leases	37,711	50,136	29,158	11,250	128,255
Interest on long-term borrowings, net
of interest rate swap agreements	34,677	59,117	43,750	52,379	189,923
Postemployment obligations	10,526	21,928	27,737	78,390	138,581
Cross currency basis swaps	2,683	—	—	—	2,683
Precious metal consignment agreements	56,794	—	—	—	56,794
Other commitments	88,935	—	—	—	88,935
	$341,156	$589,973	$231,848	$704,906	$1,867,883

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2014, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $30.7 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 14, Income Taxes, to the consolidated financial statements in this Form 10-K).

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures in a range of $100.0 million to $120.0 million, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 12, Financing Arrangements, to the consolidated financial statements. The Company intends to pay or refinance the current portion of long term debt due in 2015 utilizing available cash, commercial paper and the revolving credit facilities. As noted in the Company's Consolidated Statements of Cash Flows in this Form 10-K, the Company continues to generate strong cash flows from operations, which is used to finance the Company's activities.

At December 31, 2014, the majority of the Company’s cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, potentially may be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, to fund on going operations and capital needs. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations.

Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the purchase of the remaining shares of a noncontrolling interest for approximately 73.5 million euros and the current portion of long-term debt due in 2015 utilizing available cash commercial paper and the revolving credit facilities.

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
The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. These cash flow hedges have maturities of six to 18 months and do not change the underlying long term foreign currency exchange risk. The Company accounts for the forward foreign exchange contracts as cash flow hedges.

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

At December 31, 2014, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts and the cross currency basis swaps by approximately $33.6 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and to convert fixed rate debt to variable rate debt. At December 31, 2014, the Company has three groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.5 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.9% for a term of five years, ending in September 2019. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 0.7% for a term of five years, ending in September 2016. Another swap has a notional amount of $105.0 million to effectively convert the underlying fixed interest rate of 4.1% on a portion of the Company’s $250.0 million Private Placement Notes to variable rate for a term of five years, ending February 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

At December 31, 2014, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company’s interest expense by approximately $3.2 million.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. At December 31, 2014, the Company had swaps in place to purchase 1,068 troy ounces of platinum bullion for use in production at an average fixed rate of $1,306 per troy ounce.  In addition, the Company had swaps in place to purchase 58,206 troy ounces of silver bullion for use in production at an average fixed rate of $18 per troy ounce.

At December 31, 2014, a 10% increase in commodity prices would reduce the fair value liability associated with the commodity swaps by approximately $0.2 million.

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

At December 31, 2014, the Company had 79,375 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $56.8 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2014, the average annual rate charged by the consignor banks was 0.4%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended December 31, 2014 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to the Chief Executive Officer, Chief Financial Officer and the Board of Directors and substantially all of the Company’s management level employees.  A copy of the Code of Business Conduct and Ethics is available in the Investor Relations section of the Company’s website at www.DENTSPLY.com. The Company intends to disclose any amendment to its Code of Business Conduct and Ethics that relates to any element enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Business Conduct and Ethics granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of the Company’s other executive officers, in the Investor Relations section of the Company’s website at www.DENTSPLY.com, within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2015 Proxy Statement, which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets - December 31, 2014 and 2013
Consolidated Statements of Changes in Equity - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
3.1		Restated Certificate of Incorporation (16)
3.2		By-Laws, as amended (16)
4.1	(a)
United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.)(formerly Exhibit 4.1(b)) (6)

(b)
First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (Filed herewith)

4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (Filed herewith)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (Filed herewith)
4.3
$500.0 Million Credit Agreement, dated as of July 23, 2014 final maturity in July 23, 2019, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A., Commerzbank AG, and HSBC Bank USA N.A. as co-documentation agents, and J.P. Morgan Securities LLC and Citibank Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers (Filed herewith)

4.4		$250.0 Million Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5	(a)	65.0 Million Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)

(b)
Second Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated August 31, 2011 due September 1, 2016, between the Company, the Lenders, and PNC Bank, National Association, as Agent(formerly Exhibit 4.8) (12)

4.10		$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (16)
4.11		Form of Indenture (13)
4.12		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (14)
4.14
12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (Filed herewith)

4.15		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (Filed herewith)
10.1		1998 Stock Option Plan (1)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (7)
10.4	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors’ Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement* (15)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (12)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)
10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between CommerzbankAG, Frankfurt, and the Company (8)
	(f)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (16)
	(g)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (16)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (12)

10.21	Employment Agreement between the Company and Deborah M. Rasin* (12)
12.1	Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Section 302 Certification Statement Chief Executive Officer
31.2	Section 302 Certification Statements Chief Financial Officer
32	Section 906 Certification Statement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

		Additions
(in thousands)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2012	$14,905	$2,409	$115	$(3,798)	$16	$13,647
2013	13,647	2,949	(231)	(2,521)	369	14,213
2014	14,213	(1,688)	532	(2,428)	(1,846)	8,783

Deferred tax asset valuation allowance:

For Year Ended December 31,
2012	$71,758	$107,995	$—	$—	$(54)	$179,699
2013	179,699	49,251	—	—	(104)	228,846
2014	228,846	28,671	—	—	(4,270)	253,247

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	Christopher T. Clark
	Bret W. Wise		Christopher T. Clark
	Chairman of the Board and		President and
	Chief Executive Officer		Chief Financial Officer
	February 20, 2015		February 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Harrisburg, Pennsylvania
February 20, 2015

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Net sales	$2,922,620	$2,950,770	$2,928,429
Cost of products sold	1,322,831	1,373,358	1,372,042

Gross profit	1,599,789	1,577,412	1,556,387
Selling, general and administrative expenses	1,143,106	1,144,890	1,148,731
Restructuring and other costs	11,083	13,356	25,717

Operating income	445,600	419,166	381,939

Other income and expenses:
Interest expense	46,910	49,625	56,851
Interest income	(5,592)	(8,123)	(8,760)
Other expense (income), net	(91)	8,329	3,169

Income before income taxes	404,373	369,335	330,679
Provision for income taxes	81,120	52,150	8,920
Equity in net (loss) income of unconsolidated affiliated company	(340)	976	(3,270)

Net income	322,913	318,161	318,489

Less: Net income attributable to noncontrolling interests	59	4,969	4,276

Net income attributable to DENTSPLY International	$322,854	$313,192	$314,213

Earnings per common share:
Basic	$2.28	$2.20	$2.22
Diluted	$2.24	$2.16	$2.18

Weighted average common shares outstanding:
Basic	141,714	142,663	141,850
Diluted	144,219	144,965	143,945

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net Income	$322,913	$318,161	$318,489

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(354,138)	88,931	93,775
Net gain (loss) on derivative financial instruments	49,314	(29,725)	(25,752)
Net unrealized holding (loss) gain on available-for-sale securities	(4,248)	(5,093)	18,338
Pension liability adjustments	(63,658)	23,266	(39,196)
Total other comprehensive (loss) income	(372,730)	77,379	47,165

Total comprehensive (loss) income	(49,817)	395,540	365,654

Less: Comprehensive (loss) income attributable to noncontrolling interests	(597)	7,210	4,671

Comprehensive (loss) income attributable to DENTSPLY International	$(49,220)	$388,330	$360,983

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$151,639	$74,954
Accounts and notes receivable-trade, net	426,606	472,802
Inventories, net	387,095	438,559
Prepaid expenses and other current assets	241,630	157,487
Total Current Assets	1,206,970	1,143,802

Property, plant and equipment, net	588,845	637,172
Identifiable intangible assets, net	670,840	795,323
Goodwill, net	2,089,339	2,281,596
Other noncurrent assets, net	94,271	220,154
Total Assets	$4,650,265	$5,078,047

Liabilities and Equity
Current Liabilities:
Accounts payable	$132,611	$132,789
Accrued liabilities	379,202	339,308
Income taxes payable	28,948	14,446
Notes payable and current portion of long-term debt	112,831	309,862
Total Current Liabilities	653,592	796,405

Long-term debt	1,152,882	1,166,178
Deferred income taxes	165,551	238,394
Other noncurrent liabilities	356,042	299,096
Total Liabilities	2,328,067	2,500,073

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at December 31, 2014 and 2013	1,628	1,628
Capital in excess of par value	221,669	255,272
Retained earnings	3,380,748	3,095,721
Accumulated other comprehensive loss	(441,136)	(69,062)
Treasury stock, at cost, 21.9 million and 20.5 million shares at December 31, 2014 and 2013, respectively.	(841,630)	(748,506)
Total DENTSPLY International Equity	2,321,279	2,535,053
Noncontrolling Interests	919	42,921
Total Equity	2,322,198	2,577,974
Total Liabilities and Equity	$4,650,265	$5,078,047

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2011	$1,628	$229,687	$2,535,709	$(190,970)	$(727,977)	$1,848,077	$36,074	$1,884,151

Net income	—	—	314,213	—	—	314,213	4,276	318,489

Other comprehensive income	—	—	—	46,770	—	46,770	395	47,165

Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—
Exercise of stock options	—	(10,482)	—	—	44,665	34,183	—	34,183
Tax benefit from stock options exercised	—	13,009	—	—	—	13,009	—	13,009
Share based compensation expense	—	22,187	—	—	—	22,187	—	22,187
Funding of Employee Stock Ownership Plan	—	370	—	—	3,271	3,641	—	3,641
Treasury shares purchased	—	—	—	—	(38,837)	(38,837)	—	(38,837)
RSU distributions	—	(8,453)	—	—	5,139	(3,314)	—	(3,314)
RSU dividends	—	230	(230)	—	—	—	—	—
Cash dividends ($0.220 per share)	—	—	(31,231)	—	—	(31,231)	—	(31,231)

Balance at December 31, 2012	$1,628	$246,548	$2,818,461	$(144,200)	$(713,739)	$2,208,698	$40,745	$2,249,443

Net income	—	—	313,192	—	—	313,192	4,969	318,161

Other comprehensive income	—	—	—	75,138	—	75,138	2,241	77,379

Acquisition of noncontrolling interest	—	(3,926)	—	—	—	(3,926)	(5,034)	(8,960)
Exercise of stock options	—	(7,317)	—	—	74,230	66,913	—	66,913
Tax benefit from stock options exercised	—	2,406	—	—	—	2,406	—	2,406
Share based compensation expense	—	25,099	—	—	—	25,099	—	25,099
Funding of Employee Stock Ownership Plan	—	959	—	—	3,698	4,657	—	4,657
Treasury shares purchased	—	—	—	—	(118,024)	(118,024)	—	(118,024)
RSU distributions	—	(8,795)	—	—	5,329	(3,466)	—	(3,466)
RSU dividends	—	298	(298)	—	—	—	—	—
Cash dividends ($0.250 per share)	—	—	(35,634)	—	—	(35,634)	—	(35,634)

Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	322,854	—	—	322,854	59	322,913

Other comprehensive loss	—	—	—	(366,544)	—	(366,544)	(656)	(367,200)

Acquisition of noncontrolling interest	—	(42,012)	—	(5,530)	—	(47,542)	(41,405)	(88,947)
Exercise of stock options	—	(9,654)	—	—	58,678	49,024	—	49,024
Tax benefit from stock options exercised	—	2,093	—	—	—	2,093	—	2,093
Share based compensation expense	—	25,428	—	—	—	25,428	—	25,428
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(163,192)	(163,192)	—	(163,192)
RSU distributions	—	(11,315)	—	—	6,972	(4,343)	—	(4,343)
RSU dividends	—	322	(322)	—	—	—	—	—
Cash dividends ($0.265 per share)	—	—	(37,505)	—	—	(37,505)	—	(37,505)

Balance at December 31, 2014	$1,628	$221,669	$3,380,748	$(441,136)	$(841,630)	$2,321,279	$919	$2,322,198

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:

Net income	$322,913	$318,161	$318,489

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,163	81,639	79,456
Amortization of intangible and other assets	47,914	46,264	49,743
Amortization of deferred financing costs	4,607	4,984	7,045
Deferred income taxes	17,484	(29,156)	(65,527)
Share based compensation expense	25,428	25,099	22,187
Restructuring and other costs - non-cash	5,818	14,008	20,229
Stock option income tax benefit	(2,093)	(2,406)	(13,009)
Equity in earnings (loss) from unconsolidated affiliates	340	(976)	3,270
Other non-cash expense (income)	9,850	19,760	(15,564)
Loss on disposal of property, plant and equipment	492	685	808
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	7,196	(32,532)	(12,591)
Inventories, net	21,032	(25,367)	(36,792)
Prepaid expenses and other current assets	(16,101)	26,929	(15,126)
Other noncurrent assets	4,882	(1,065)	853
Accounts payable	10,043	(36,728)	12,843
Accrued liabilities	(12,218)	(4,187)	(976)
Income taxes	22,441	(458)	22,105
Other noncurrent liabilities	9,210	13,192	(7,758)

Net cash provided by operating activities	560,401	417,846	369,685

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(8,566)	(66,247)	(4,861)
Proceeds from the sale of businesses	6,525	—	—
Purchases of short term time deposits	(2,271)	—	—
Liquidation of short term time deposits	1,136	—	—
Capital expenditures	(99,578)	(100,345)	(92,072)
Purchase of company owned life insurance policies	(900)	(1,500)	(1,577)
Cash received on derivative contracts	67,207	10,784	—
Cash paid on derivative contracts	(96,472)	(104,880)	(14,221)
Expenditures for identifiable intangible assets	(6,189)	(1,076)	(3,329)
Proceeds from sale of property, plant and equipment	415	3,033	1,039

Net cash used in investing activities	(138,693)	(260,231)	(115,021)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	114,342	174,628	—
Payments on long-term borrowings	(199,180)	(251,383)	—
(Decrease) increase in short-term borrowings	(101,850)	57,261	(228,912)
Proceeds from exercise of stock options	49,024	66,913	34,183
Excess tax benefits from share based compensation	2,093	2,406	13,009
Cash paid for contingent consideration on prior acquisitions	—	—	(2,519)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(33)	(8,960)	—
Cash paid for treasury stock	(163,192)	(118,024)	(38,837)
Cash dividends paid	(37,387)	(34,874)	(31,425)
Cash received on derivative contracts	—	7	—
Cash paid on derivative contracts	—	(49,659)	(1,108)

Net cash used in financing activities	(336,183)	(161,685)	(255,609)

Effect of exchange rate changes on cash and cash equivalents	(8,840)	(1,108)	3,949

Net increase (decrease) in cash and cash equivalents	76,685	(5,178)	3,004

Cash and cash equivalents at beginning of period	74,954	80,132	77,128

Cash and cash equivalents at end of period	$151,639	$74,954	$80,132

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$47,821	$50,469	$60,166
Income taxes paid	$48,675	$49,832	$109,544

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

DENTSPLY International Inc. (“DENTSPLY” or the “Company”), designs, develops, manufactures and markets a broad range of consumable dental products for the professional dental market. The Company also manufactures and markets consumable medical device products consisting mainly of urological catheters and certain surgical products. The Company’s principal product categories are dental consumable products, dental laboratory products, dental specialty products and consumable medical device products. The Company distributes its products in over 120 countries under some of the most well established brand names in the industry.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Investments in non-consolidated affiliates (20-50 percent owned companies, joint ventures and partnerships as well as less than 20 percent ownership positions where the Company maintains significant influence over the subsidiary) are accounted for using the equity method.

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

Accounts receivable – trade is stated net of these allowances that were $8.8 million and $14.2 million at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company wrote-off $2.4 million and $2.5 million, respectively, of accounts receivable that were previously reserved.  The Company reduced the provision for doubtful accounts by $1.7 million and increased the provision by $2.9 million during 2014 and 2013, respectively. The remaining change in the allowance is related to foreign currency translation.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2014 and 2013, the cost of $6.3 million and $6.5 million, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.  The Company establishes reserves for inventory estimated to be obsolete or unmarketable equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2014 and 2013 by $6.1 million and $5.9 million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Except for leasehold improvements, depreciation for financial reporting purposes is computed by the straight-line method over the following estimated useful lives: buildings - generally 40 years and machinery and equipment - 4 to 15 years.  The cost of leasehold improvements is amortized over the shorter of the estimated useful life or the term of the lease.  Maintenance and repairs are expensed as incurred to the statement of operations; replacements and major improvements are capitalized.  These asset groups are reviewed for impairment whenever events or circumstances suggest that the carrying amount of the asset group may not be recoverable.  Impairment is based upon an evaluation of the identifiable undiscounted cash flows.  If impaired, the resulting charge reflects the excess of the asset group’s carrying cost over its fair value.

Marketable Securities

The Company’s marketable securities consist of debt instruments that are classified as available-for-sale in “Prepaid expenses and other current assets” or “other noncurrent assets, net” on the Consolidated Balance Sheets based on instrument maturity. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss.

Derivative Financial Instruments

The Company records all derivative instruments on the consolidated balance sheet at fair value and changes in fair value are recorded each period in the consolidated statements of operations or accumulated other comprehensive income (“AOCI”). The Company classifies derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less. The Company has elected to classify the cash flow from derivative instruments in the same category as the cash flows from the items being hedged. Should the Company enter into a derivative instrument that included an other-than-insignificant financing element then all cash flows will be classified as financing activities on the Consolidated Statements of Cash Flows as required by US GAAP.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2014, the Company had gains of $13.5 million on its loans designated as hedges of net investments and translation losses of $366.9 million. During the year ended December 31, 2013, the Company had gains of $14.5 million on its loans designated as hedges of net investments and translation gains of $72.2 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction losses of $1.3 million, $9.0 million and $2.7 million in 2014, 2013, and 2012, respectively, are included in “Other expense (income), net” on the Consolidated Statements of Operations.

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

Certain of the Company’s customers are offered cash rebates based on targeted sales increases. Estimates of rebates are based on the forecasted performance of the customer and their expected level of achievement within the rebate programs. In accounting for these rebate programs, the Company records an accrual as a reduction of net sales as sales take place over the period the rebate is earned. The Company updates the accruals for these rebate programs as actual results and updated forecasts impact the estimated achievement for customers within the rebate programs.

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $129.9 million, $179.1 million and $213.7 million for 2014, 2013 and 2012, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and amounted to $80.8 million, $85.1 million and $85.4 million for 2014, 2013 and 2012, respectively.

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

The Company classifies its equity in net earnings of unconsolidated affiliates in the Consolidated Statements of Operations under the title of “Equity in net (loss) income of unconsolidated affiliated company.”

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products represented approximately 88%, 88% and 89% of sales for each of the years ended 2014, 2013 and 2012, respectively. The Company has three reportable segments and a description of the activities within these segments is included in Note 5, Segment and Geographic Information.

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

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This newly issued accounting standard requires a cumulative translation adjustment (“CTA”) attached to the parent’s investment in a foreign entity should be released in a manner consistent with the derecognition guidance on investment entities. Thus the entire amount of CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents a complete liquidation of the investment in the foreign entity, a loss of a controlling financial interest in an investment in a foreign entity, or step acquisition for a foreign entity. The Company adopted this accounting standard for the quarter ended March 31, 2014. The adoption of this standard did not impact the Company’s financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company expects to adopt this accounting standard for the quarter ended March 31, 2017. Early adoption is not permitted. The Company is currently assessing the impact that ASU No. 2014-09 may have on their financial positions, results of operations, cash flows and disclosures, as well as, the transition method they will use to adopt the guidance.

NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except for per share amounts)	Net income attributable to DENTSPLY International	Shares	Earnings per common share

Year Ended December 31, 2014
Basic	$322,854	141,714	$2.28
Incremental shares from assumed exercise of dilutive options		2,505

Diluted	$322,854	144,219	$2.24

Year Ended December 31, 2013
Basic	$313,192	142,663	$2.20
Incremental shares from assumed exercise of dilutive options		2,302

Diluted	$313,192	144,965	$2.16

Year Ended December 31, 2012
Basic	$314,213	141,850	$2.22
Incremental shares from assumed exercise of dilutive options		2,095

Diluted	$314,213	143,945	$2.18

Options to purchase 1.0 million, 2.3 million and 4.1 million shares of common stock that were outstanding during the years ended 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2014, 2013 and 2012, these tax adjustments were $195.4 million, $205.1 million and $185.6 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $117.1 million and translation gains of $249.9 million at December 31, 2014 and 2013, respectively, and were offset by losses of $95.4 million and $108.9 million, respectively, on loans designated as hedges of net investments.

Changes in AOCI, net of tax, by component for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance At December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive (loss) income before reclassifications	(347,952)	3,988	38,386	(4,248)	(65,485)	(375,311)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,940	—	—	1,827	8,767
Net (decrease) increase in other comprehensive income	(347,952)	10,928	38,386	(4,248)	(63,658)	(366,544)
Foreign currency translation related to acquisition of noncontrolling interest	(5,530)	—	—	—	—	(5,530)
Balance at December 31, 2014	$(212,490)	$(10,825)	$(112,728)	$8,481	$(113,574)	$(441,136)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance At December 31, 2012	$54,302	$(17,481)	$(125,661)	$17,822	$(73,182)	$(144,200)
Other comprehensive income (loss) before reclassifications	86,690	(6,234)	(25,453)	(5,093)	19,478	69,388
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,962	—	—	3,788	5,750
Net increase (decrease) in other comprehensive income	86,690	(4,272)	(25,453)	(5,093)	23,266	75,138
Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)

Reclassification out of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Operations
	Year Ended December, 31
	2014	2013	2012

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(3,704)	$(3,681)	$(3,611)	Interest expense
Foreign exchange forward contracts	(6,362)	1,184	8,029	Cost of products sold
Foreign exchange forward contracts	(95)	(147)	779	SG&A expenses
Commodity contracts	(526)	(288)	136	Cost of products sold
	(10,687)	(2,932)	5,333	Net (loss) gain before tax
	3,747	970	(484)	Tax benefit (expense)
	$(6,940)	$(1,962)	$4,849	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$124	$141	$138	(a)
Amortization of net actuarial losses	(2,774)	(5,532)	(1,956)	(a)
	(2,650)	(5,391)	(1,818)	Net loss before tax
	823	1,603	540	Tax benefit
	$(1,827)	$(3,788)	$(1,278)	Net of tax

Total reclassifications for the period	$(8,767)	$(5,750)	$3,571

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012, respectively (see Note 15, Benefit Plans, for additional details).

NOTE 4 - BUSINESS COMBINATIONS

Business Combinations

2014 Transactions

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one noncontrolling interest. The amount is preliminary and is based on the Company’s best estimate of this obligation, which is subject to contractual adjustments. As a result, the Company recorded a reduction to additional paid in capital for the excess of the purchase price above the carrying value of the noncontrolling interest. The Company anticipates the cash outflow for this purchase to be in 2015.

In addition during 2014 the Company had one acquisition and divestitures of two non-core product lines. These transactions were immaterial to the Company’s net sales and net income attributable to DENTSPLY.

2013 Transactions

In November 2013, the Company purchased a Hong Kong-based direct dental selling organization and certain assets of a professional dental consumable New Zealand-based manufacturer. Total purchase price related to these two acquisitions was $61.5 million. The Company recorded $51.4 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. The results of operations for these business have been included in the accompanying financial statements as of the effective date of the respective transactions. These transactions were immaterial to the Company’s net sales and net income attributable to DENTSPLY.

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

2012 Transactions

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

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 17% of the outstanding shares of DIO Corporation (“DIO”). The Company accounts for the ownership in DIO under the equity method of accounting as it has significant influence over DIO. In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which may be converted into common shares at any time. The contractual maturity of the bonds are in December 2015. The bonds are designated by the Company as available-for-sale securities which are reported in, “Prepaid expenses and other current assets,” on the Consolidated Balance Sheets and the changes in fair value are reported in AOCI. At December 31, 2013, this investment was reported in “Other noncurrent assets, net,” on the Consolidated Balance Sheets. The convertible feature of the bonds has not been bifurcated from the underlying bonds as the feature does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position. As such, the derivative is not accounted for separately from the bonds. The cash paid by the Company was equal to the face value of the bonds issued by DIO, and therefore, the Company had not recorded any bond premium or discount on acquiring the bonds. The fair value of the DIO bonds was $57.7 million and $70.0 million at December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, a cumulative unrealized holding gain of $8.5 million on available-for-sale securities, net of tax, had been recorded in AOCI. For the year ended December 31, 2013, a cumulative unrealized holding gain of $12.7 million was recorded on available-for-sale securities, net of tax in AOCI. For the year ended December 31, 2012 a cumulative unrealized holding gain of $17.8 million was recorded on available-for-sale securities, net of tax, in AOCI. As this investment is held by a euro-denominated subsidiary of the Company, the investment’s value is also impacted by changing foreign currency rates which accounts for the remaining difference between the period end values and the change in cumulative gain year over year.

NOTE 5 - SEGMENT AND GEOGRAPHIC INFORMATION

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

Dental Consumable and Certain International Businesses

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

The following table sets forth information about the Company’s segments for the years ended December 31, 2014, 2013 and 2012.

Third Party Net Sales
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$689,799	$656,564	$633,847
Dental Specialty and Laboratory and Certain Global Distribution Businesses	1,685,104	1,764,752	1,781,807
Healthcare and Emerging Markets Businesses	551,775	533,639	516,446
All Other (a)	(4,058)	(4,185)	(3,671)
Total net sales	$2,922,620	$2,950,770	$2,928,429

(a)	Includes amounts recorded at Corporate headquarters.

Third Party Net Sales, Excluding Precious Metal Content
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$689,478	$656,206	$633,387
Dental Specialty and Laboratory and Certain Global Distribution Businesses	1,556,143	1,586,979	1,569,963
Healthcare and Emerging Markets Businesses	551,114	532,728	515,019
All Other (b)	(4,058)	(4,185)	(3,671)
Total net sales, excluding precious metal content	$2,792,677	$2,771,728	$2,714,698
Precious metal content of sales	129,943	179,042	213,731
Total net sales, including precious metal content	$2,922,620	$2,950,770	$2,928,429

(b)	Includes amounts recorded at Corporate headquarters.

Intersegment Net Sales
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$119,248	$122,975	$122,459
Dental Specialty and Laboratory and Certain Global Distribution Businesses	184,105	188,501	179,819
Healthcare and Emerging Markets Businesses	12,893	13,584	14,150
All Other (c)	239,200	243,127	221,867
Eliminations	(555,446)	(568,187)	(538,295)
Total	$—	$—	$—

(c)	Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Depreciation and Amortization
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$17,287	$16,324	$16,071
Dental Specialty and Laboratory and Certain Global Distribution Businesses	73,469	72,573	67,507
Healthcare and Emerging Markets Businesses	32,097	32,863	36,966
All Other (d)	6,224	6,143	8,655
Total	$129,077	$127,903	$129,199

(d)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$235,555	$217,901	$216,822
Dental Specialty and Laboratory and Certain Global Distribution Businesses	287,731	293,412	286,434
Healthcare and Emerging Markets Businesses	39,726	25,601	21,870
Segment Operating Income	$563,012	$536,914	$525,126

Reconciling Items:
All Other operating loss (e)	106,329	104,392	117,470
Restructuring and other costs	11,083	13,356	25,717
Interest expense	46,910	49,625	56,851
Interest income	(5,592)	(8,123)	(8,760)
Other expense (income), net	(91)	8,329	3,169
Income before income taxes	$404,373	$369,335	$330,679

(e)	Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
(in thousands)	2014	2013	2012

Dental Consumable and Certain International Businesses	$12,455	$12,458	$9,818
Dental Specialty and Laboratory and Certain Global Distribution Businesses	69,190	64,084	62,729
Healthcare and Emerging Markets Businesses	9,393	18,484	14,510
All Other (f)	8,540	5,319	5,015
Total	$99,578	$100,345	$92,072

(f)	Includes capital expenditures of Corporate headquarters.

Assets
(in thousands)	2014	2013

Dental Consumable and Certain International Businesses	$661,260	$683,965
Dental Specialty and Laboratory and Certain Global Distribution Businesses	3,037,979	3,364,190
Healthcare and Emerging Markets Businesses	822,237	925,742
All Other (g)	128,789	104,150
Total	$4,650,265	$5,078,047

(g)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2014, 2013 and 2012. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in thousands)	United States	Germany	Sweden	Other Foreign	Consolidated

2014
Net sales	$1,015,868	$541,787	$48,853	$1,316,112	$2,922,620
Property, plant and equipment, net	170,805	109,262	103,857	204,921	588,845

2013
Net sales	$1,011,646	$559,109	$57,504	$1,322,511	$2,950,770
Property, plant and equipment, net	158,673	129,685	134,083	214,731	637,172

2012
Net sales	$993,980	$546,092	$54,507	$1,333,850	$2,928,429
Property, plant and equipment, net	148,950	122,310	133,502	209,943	614,705

Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in thousands)	2014	2013	2012

Dental consumables products	$787,917	$777,935	$768,098
Dental laboratory products	408,981	472,080	511,850
Dental specialty products	1,364,399	1,347,417	1,313,035
Consumable medical device products	361,323	353,338	335,446
Total net sales	$2,922,620	$2,950,770	$2,928,429

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

For the years 2014, 2013, and 2012, the Company did not have any single customer that represented ten percent or more of DENTSPLY’s consolidated net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in thousands)	2014	2013	2012

Foreign exchange transaction losses	$1,342	$8,982	$2,679
Other (income) expense, net	(1,433)	(653)	490
Total other expense (income), net	$(91)	$8,329	$3,169

Foreign exchange transaction losses for the year ended December 31, 2014, included approximately $1.1 million of interest income and fair value gains on non-designated hedges. For exchange transaction losses for the year ended December 31, 2013, included approximately $6.9 million of interest expense and fair value losses on non-designated hedges, respectively. Foreign exchange transaction losses for the year ended December 31, 2012, included approximately $1.3 million of interest expense on non-designated hedges.
NOTE 7 - INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in thousands)	2014	2013

Finished goods	$253,333	$285,271
Work-in-process	58,329	67,718
Raw materials and supplies	75,433	85,570
Inventories, net	$387,095	$438,559
The Company’s inventory valuation reserve was $34.1 million and $34.2 million at December 31, 2014 and 2013, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following

	December 31,
(in thousands)	2014	2013

Assets, at cost:
Land	$41,809	$47,616
Buildings and improvements	392,151	427,826
Machinery and equipment	854,074	907,541
Construction in progress	82,365	59,583
	1,370,399	1,442,566
Less: Accumulated depreciation	781,554	805,394
Property, plant and equipment, net	$588,845	$637,172

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill at April 30, 2014 on fifteen reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 8.6% to 14.0%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified. The Company has no accumulated goodwill impairment.

Impairments of identifiable definite-lived and indefinite-lived intangible assets for the years ended December 31, 2013 and 2012 were $2.0 million and $5.2 million, respectively, and are included in “Restructuring and other costs” on the Consolidated Statements of Operations.

A reconciliation of changes in the Company’s goodwill by segment and in total are as follows (the segment information below reflects the current structure for all periods shown):

(in thousands)	Dental Consumable and Certain International Businesses	Dental Specialty and Laboratory and Certain Global Distribution Businesses	Healthcare and Emerging Markets Businesses	Total

Balance at December 31, 2012	$285,844	$1,569,164	$355,945	$2,210,953
Acquisition activity	42,998	9,901	—	52,899
Adjustment of provisional amounts on prior acquisitions	—	610	—	610
Effect of exchange rate changes	(3,798)	(3,549)	24,481	17,134
Balance at December 31, 2013	$325,044	$1,576,126	$380,426	$2,281,596
Acquisition activity	3,737	—	—	3,737
Adjustment of provisional amounts on prior acquisitions	—	(898)	—	(898)
Effect of exchange rate changes	(5,804)	(161,064)	(28,228)	(195,096)
Balance, at December 31, 2014	$322,977	$1,414,164	$352,198	$2,089,339

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$175,186	$(95,526)	$79,660	$181,847	$(91,736)	$90,111
Trademarks	75,645	(37,053)	38,592	85,922	(35,994)	49,928
Licensing agreements	34,638	(22,806)	11,832	31,950	(20,992)	10,958
Customer relationships	452,882	(104,703)	348,179	497,108	(82,381)	414,727
Total definite-lived	$738,351	$(260,088)	$478,263	$796,827	$(231,103)	$565,724

Trademarks and In-process R&D	$192,577	$—	$192,577	$229,599	$—	$229,599

Total identifiable intangible assets	$930,928	$(260,088)	$670,840	$1,026,426	$(231,103)	$795,323

Amortization expense for identifiable definite-lived intangible assets for 2014, 2013 and 2012 was $47.9 million, $46.2 million and $49.7 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $45.4 million, $44.3 million, $43.3 million, $41.9 million and $41.7 million for 2015, 2016, 2017, 2018 and 2019, respectively.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2014	2013

Deferred taxes	$78,744	$86,929
Prepaid expenses	33,852	36,129
Corporate bonds	57,698	—
Deposits	16,031	15,868
Other current assets	55,305	18,561
Prepaid expenses and other current assets	$241,630	$157,487

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in thousands)	2014	2013

Payroll, commissions, bonuses, other cash compensation and employee benefits	$113,792	$114,278
General insurance	13,096	12,178
Sales and marketing programs	40,201	38,514
Professional and legal costs	14,864	14,855
Restructuring costs	9,258	8,608
Warranty liabilities	3,956	3,608
Deferred income	3,482	4,922
Accrued vacation and holidays	27,846	29,944
Third party royalties	10,873	11,494
Current portion of derivatives	9,523	54,367
Payment due on noncontrolling interest	88,935	—
Accrued Interest	11,953	12,624
Other	31,423	33,916
Accrued liabilities	$379,202	$339,308

NOTE 12 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2014		2013
	Principal	Interest	Principal	Interest
(in thousands except percentage amounts)	Balance	Rate	Balance	Rate

Bank overdrafts	$10	—%	$1,429	1.0%
Corporate commercial paper facility	—	—%	101,900	0.3%
Brazil short-term loans	1,279	2.4%	1,314	2.8%
Other short-term loans	1,712	3.9%	563	1.8%
Add: Current portion of long-term debt	109,830		204,656
Total short-term debt	$112,831		$309,862

	2014		2013
Maximum month-end short-term debt outstanding during the year	$445,160		$417,065
Average amount of short-term debt outstanding during the year	270,011		318,817
Weighted-average interest rate on short-term debt at year-end		3.8%		1.6%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility. At December 31, 2014, there were no outstanding borrowings under this facility. At December 31, 2013, the amount outstanding under this facility was $101.9 million. The Company has a $500.0 million five-year revolving credit agreement that expires in July 2019, that serves as back-up credit to this commercial paper facility. Amounts outstanding under the commercial paper facility, if any, reduce amounts available under the revolving credit agreement. Average outstanding issued commercial paper during 2014 was $85.7 million. The Company classified the commercial paper as short-term debt, reflecting the Company’s intent to repay over the next year.

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2014		2013
	Principal	Interest	Principal	Interest
(in thousands except percentage amounts)	Balance	Rate	Balance	Rate

Private placement notes $250 million due February 2016	$175,689	4.1%	$252,370	4.1%
Fixed rate senior notes $300 million due August 2016	299,861	2.8%	299,775	2.8%
Term loan Swiss francs denominated due September 2016	65,399	1.1%	72,829	1.1%
Term loan Japanese yen denominated due September 2019	104,705	0.9%	119,213	1.0%
Term loan $175 million due August 2020	166,250	1.4%	175,000	1.4%
Fixed rate senior notes $450 million due August 2021	448,965	4.1%	448,809	4.1%
Other borrowings, various currencies and rates	1,843		2,838
	$1,262,712		$1,370,834
Less: Current portion
(included in “Notes payable and current portion of long-term debt” on the Consolidated Balance Sheets)	109,830		204,656
Long-term portion	$1,152,882		$1,166,178

The Company has a $500.0 million five-year revolving credit agreement with participation from twelve banks, which expires in July 2019. The revolving credit agreement contains a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization to interest expense. A breach of any such covenants or restrictions would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle the Company’s other lenders to accelerate their loans. At December 31, 2014, the Company was in compliance with these covenants.

In February 2014, the Company paid the first required payment of $75.0 million under the Private Placement Notes by issuing commercial paper. The second required payment is due in February 2015; accordingly, $100.0 million has been classified as current on the Consolidated Balance Sheets. The Company intends to use available cash, commercial paper and the revolving credit facilities to pay the 2015 payment.

The Company paid the first annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the $175.0 million Term Loan with a final maturity of August 26, 2020. An amount of $8.8 million will be due in August 2015 and has been classified as current on the Consolidated Balance Sheets.

On July 23, 2014, the Company entered into an Amended and Extended Revolving Credit Agreement to replace the 2011 Revolving Credit Agreement dated August 27, 2011, that had provided for a multi-currency revolving credit facility in an aggregate amount of up to $500 million through July 27, 2016. The new Credit Agreement provides for a new five year, $500 million multi-currency revolving credit facility through July 23, 2019 (the “Facility”) to provide working capital from time to time for the Company and for other general corporate purposes. The Facility is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Facility contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Credit Agreement may be accelerated and become immediately due and payable. At December 31, 2014, there were no outstanding borrowings, in the form of issued commercial paper, under the multi-currency revolving facility.

On September 29, 2014, the Company entered into a Samurai Loan Agreement to replace the maturing Samurai Loan Agreement dated August 27, 2011, in an aggregate amount of Japanese yen 12.6 billion, through September 29, 2014. The new Samurai Loan Agreement provides for a new five year, Japanese yen 12.6 billion term loan through September 30, 2019 (the “Samurai Loan”). The Samurai Loan is designated as a net investment hedge. The Samurai Loan is unsecured and contains certain affirmative and negative covenants relating to the Company’s operations and financial condition, including prescribed leverage and interest coverage ratios. The Samurai Loan contains customary events of default. Upon the occurrence of an event of default, all outstanding borrowings under the Samurai Loan may be accelerated and become immediately due and payable.

The term loans and private placement notes ("PPN") contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At December 31, 2014, the Company was in compliance with all debt covenants.

At December 31, 2014, the Company had $560.6 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2014:

(in thousands)

2015	$109,830
2016	449,910
2017	8,882
2018	8,918
2019	122,285
2020 and beyond	562,887
$1,262,712

NOTE 13 - EQUITY

At December 31, 2014, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under its stock repurchase program, the Company purchased 3,271,628 shares and 2,685,796 shares during 2014 and 2013, respectively, at an average price of $49.88 and $43.94, respectively. The Company held 21.9 million and 20.5 million of treasury stock shares at December 31, 2014 and 2013, respectively. During 2014, the Company repurchased outstanding shares at a value of $163.2 million. The Company also received proceeds of $49.0 million primarily as a result of 1.5 million stock options exercised during the year ended December 31, 2014. During 2013, the Company repurchased outstanding shares at a value of $118.0 million. The Company also received proceeds of $66.9 million primarily as a result of 2.3 million stock options exercised during the year ended December 31, 2013. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2014 and 2013 is $2.1 million and $2.4 million, respectively.

The following table represents total outstanding shares for the years ended December 31:

(in thousands)	Common Shares	Treasury Shares	Outstanding Shares

Balance at December 31, 2011	162,776	(21,144)	141,632
Shares issued	—	1,688	1,688
Repurchase of common stock at cost	—	(998)	(998)

Balance at December 31, 2012	162,776	(20,454)	142,322
Shares issued	—	2,605	2,605
Repurchase of common stock at cost	—	(2,686)	(2,686)

Balance at December 31, 2013	162,776	(20,535)	142,241
Shares issued	—	1,875	1,875
Repurchase of common stock at cost	—	(3,272)	(3,272)

Balance at December 31, 2014	162,776	(21,932)	140,844

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSO”), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of cancelled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan at December 31, 2014 is 8.2 million.

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

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in thousands)	2014	2013	2012

Stock option expense	$8,838	$10,554	$11,126
RSU expense	15,399	13,059	9,644
Total stock based compensation expense	$24,237	$23,613	$20,770

Related deferred income tax benefit	$6,744	$6,057	$5,775

There were 1.8 million non-qualified stock options unvested at December 31, 2014. The remaining unamortized compensation cost related to non-qualified stock options is $9.4 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSU is $19.9 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.2 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the average assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2014	2013	2012

Weighted average fair value per share	$9.41	$9.30	$8.91
Expected dividend yield	0.59%	0.53%	0.57%
Risk-free interest rate	1.61%	0.87%	0.93%
Expected volatility	21.6%	24.7%	26.0%
Expected life (years)	5.13	4.98	5.10

The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $28.8 million, $34.3 million and $21.1 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2014:

	Outstanding			Exercisable
(in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2013	8,295	$35.04	$111,450	6,225	$33.67	$92,200
Granted	929	45.27
Exercised	(1,539)	31.89
Cancelled	(4)	45.04
Forfeited	(58)	41.26
December 31, 2014	7,623	$36.87	$124,988	5,775	$35.05	$105,210

The weighted average remaining contractual term of all outstanding options is 5.6 years and the weighted average remaining contractual term of exercisable options is 4.7 years.

The following table summarizes information about NQSO outstanding for the year ended December 31, 2014:

			Outstanding			Exercisable
(in thousands, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2014			2014

20.01	-	30.00	1,288	3.3	$26.54	1,288	$26.54
30.01	-	40.00	3,839	5.6	35.87	3,453	35.57
40.01	-	50.00	2,496	6.9	43.75	1,034	43.93
			7,623	5.6	$36.87	5,775	$35.05

The following table summarizes the unvested RSU transactions for the year ended December 31, 2014:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in thousands, except per share amounts)

Unvested at December 31, 2013	1,131	$38.81
Granted	447	45.20
Vested	(282)	36.60
Forfeited	(119)	40.90
Unvested at December 31, 2014	1,177	$41.55

NOTE 14 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in thousands)	2014	2013	2012

United States	$59,628	$58,383	$67,668
Foreign	344,745	310,952	263,011
	$404,373	$369,335	$330,679

The components of the provision for income taxes from operations are as follows:

	December 31,
(in thousands)	2014	2013	2012

Current:
U.S. federal	$(12,771)	$10,340	$23,412
U.S. state	(295)	4,660	2,788
Foreign	76,702	66,306	69,954
Total	$63,636	$81,306	$96,154

Deferred:
U.S. federal	$32,250	$(28,941)	$(128,832)
U.S. state	(9,861)	(1,377)	11,730
Foreign	(4,905)	1,162	29,868
Total	$17,484	$(29,156)	$(87,234)

	$81,120	$52,150	$8,920

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2014	2013	2012

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.7	0.7	0.7
Federal benefit of R&D and foreign tax credits	(10.5)	(5.9)	(7.2)
Tax effect of international operations	(3.2)	(10.2)	(7.4)
Net effect of tax audit activity	3.1	1.9	(0.6)
Tax effect of enacted statutory rate changes	(0.3)	0.1	(3.7)
Federal tax on unremitted earnings of certain foreign subsidiaries	(0.1)	—	0.1
Valuation allowance adjustments	(2.1)	(0.6)	12.0
Tax effect of enacted U.S. federal legislation	—	(2.6)	—
Foreign outside basis differences	—	(1.5)	(26.5)
Other	(2.5)	(2.8)	0.3

Effective income tax rate on operations	20.1%	14.1%	2.7%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$5,939	$—	$5,793	$—
Employee benefit accruals	47,567	—	46,740	—
Inventory	21,018	—	21,941	—
Identifiable intangible assets	—	338,714	—	374,240
Insurance premium accruals	4,791	—	4,402	—
Miscellaneous accruals	11,084	—	10,089	—
Other	33,902	—	35,734	—
Unrealized losses included in AOCI	26,837	—	32,908	—
Property, plant and equipment	—	41,425	—	49,368
Product warranty accruals	1,186	—	1,069	—
Foreign tax credit and R&D carryforward	104,805	—	48,450	—
Restructuring and other cost accruals	1,703	—	956	—
Sales and marketing accrual	6,830	—	5,768	—
Taxes on unremitted earnings of foreign subsidiaries	—	2,120	—	2,506
Tax loss carryforwards and other tax attributes	320,187	—	389,614	—
Valuation allowance	(253,247)	—	(228,846)	—
	$332,602	$382,259	$374,618	$426,114

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	December 31,
(in thousands)	2014	2013

Assets
Prepaid expenses and other current assets	$78,744	$86,929
Other noncurrent assets, net	41,882	104,385
Liabilities
Income taxes payable	4,732	4,416
Deferred income taxes	165,551	238,394

The Company has $104.4 million of foreign tax credit carryforwards at December 31, 2014, of which $43.6 million will expire in 2023 and $60.8 million will expire in 2024.

The deferred tax asset recorded during 2012 for foreign outside basis differences in a wholly owned subsidiary was realized as a deduction for U.S. income tax purposes during 2013. The deferred tax asset remaining at December 31, 2014 is now reflected as a U.S. federal income tax loss carryforward of $170.7 million which will expire in 2033. The Company also has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1.0 billion at December 31, 2014, of which $504.8 million expires at various times through 2034 and $505.0 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2014 are tax benefits totaling $236.6 million, before valuation allowances, for the tax loss carryforwards.

The Company has recorded $164.1 million of valuation allowance to offset the tax benefit of net operating losses and $89.1 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

Federal and state tax loss carryforwards that result from the exercise of employee stock options are not recorded on the Company’s Consolidated Balance Sheets. These tax loss carryforwards are accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable. The amount incurred for tax loss carryforwards, both federal and state, at December 31, 2014 and 2013 was $14.5 million and $17.2 million, respectively.

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

The total amount of gross unrecognized tax benefits at December 31, 2014 is approximately $30.7 million, of this total, approximately $18.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $15.0 million. Of this total, approximately $3.7 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.8 million.

The total amount of accrued interest and penalties were $8.9 million and $7.9 million at December 31, 2014 and 2013, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the years ended December 31, 2014 and 2013, the Company recognized income tax expense of $1.9 million and $1.7 million respectively, related to interest and penalties. During the year ended December 31, 2012, the Company recognized income tax benefit in the amount of $0.9 million related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany, Sweden and Switzerland.  The Company has substantially concluded all U.S. federal income tax matters for years through 2010. The company is currently under audit for the tax year 2011. The tax years 2012 and 2013 are subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2008 and is currently under audit for the years 2009 through 2011.  The Company is under audit in Sweden for the tax year 2013. The taxable years that remain open for Sweden are 2009 through 2013.  The taxable years that remain open for Switzerland are 2004 through 2013.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in thousands)	2014	2013	2012

Unrecognized tax benefits at beginning of period	$17,997	$12,264	$14,956
Gross change for prior period positions	5,083	2,471	(3,029)
Gross change for current year positions	179	4,517	268
Decrease due to settlements and payments	(249)	—	—
Decrease due to statute expirations	(568)	(1,381)	—
Increase due to effect of foreign currency translation	—	126	69
Decrease due to effect from foreign currency translation	(624)	—	—

Unrecognized tax benefits at end of period	$21,818	$17,997	$12,264

NOTE 15 - BENEFIT PLANS

Defined Contribution Plans

The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of eligible compensation, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a non-elective contribution in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service defined limits. The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The share allocation will be accounted at fair value at the point of allocation, which is normally year-end. In addition to these plans, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expense, net of forfeitures, were $25.4 million, $25.8 million and $26.1 million for 2014, 2013 and 2012, respectively.

Defined Benefit Plans

The Company maintains a number of separate contributory and non-contributory qualified defined benefit pension plans for certain union and salaried employee groups in the United States. Pension benefits for salaried plans are based on salary and years of service; hourly plans are based on negotiated benefits and years of service. Annual contributions to the pension plans are sufficient to satisfy minimum funding requirements. Pension plan assets are held in trust and consist mainly of common stock and fixed income investments. The Company’s funding policy for its U.S. plans is to make contributions that are necessary to maintain the plans on a sound actuarial basis and to meet the minimum funding standards prescribed by law. The Company may, at its discretion, contribute amounts in excess of the minimum required contribution.

In addition to the U.S. plans, the Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Other foreign plans are not significant individually or in the aggregate. Substantially all of the German and Sweden plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

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

The defined benefit pension plan assets in the U.S. are held in trust and the investment policies of the plans are generally to invest the plans assets in equities and fixed income investments.  The objective is to achieve a long-term rate of return in excess of 4% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.   In accordance with the investment policies of the U.S. plans, the plans assets were invested in the following investment categories: interest-bearing cash, registered investment companies (e.g. mutual funds), common/collective trusts, master trust investment accounts and insurance company general accounts.  The investment objective is for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The defined benefit pension plan assets maintained in Austria, France, Germany, Japan, Norway, the Netherlands, Switzerland and Taiwan all have separate investment policies but generally have an objective to achieve a long-term rate of return in excess of 4% while at the same time mitigating the impact of investment risk associated with investment categories that are expected to yield greater than average returns.  In accordance with the investment policies for the plans outside the U.S., the plans’ assets were invested in the following investment categories: interest-bearing cash, U.S. and foreign equities, foreign fixed income securities (primarily corporate and government bonds), insurance company contracts, real estate and hedge funds.

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

Reconciliations of changes in the defined benefit and postemployment healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2014	2013	2014	2013

Change in Benefit Obligation
Benefit obligation at beginning of year	$359,416	$355,766	$11,936	$14,218
Service cost	13,982	14,863	249	234
Interest cost	11,104	9,901	530	464
Participant contributions	3,984	3,968	467	515
Actuarial losses (gains)	114,412	(20,727)	1,444	(2,708)
Plan amendments	71	—	—	11
Acquisitions/Divestitures	—	30	—	—
Effect of exchange rate changes	(54,376)	8,248	—	—
Other	2,582	(524)	—	—
Plan curtailments and settlements	(292)	(1,669)	—	—
Benefits paid	(14,008)	(10,440)	(712)	(798)
Benefit obligation at end of year	$436,875	$359,416	$13,914	$11,936

Change in Plan Assets
Fair value of plan assets at beginning of year	$143,165	$124,884	$—	$—
Actual return on assets	13,560	9,658	—	—
Effect of exchange rate changes	(14,825)	2,377	—	—
Employer contributions	11,658	12,718	245	283
Participant contributions	3,984	3,968	467	515
Benefits paid	(14,008)	(10,440)	(712)	(798)
Fair value of plan assets at end of year	$143,534	$143,165	$—	$—

Funded status at end of year	$(293,341)	$(216,251)	$(13,914)	$(11,936)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

		Pension Benefits		Other Postemployment Benefits
	Location On The	December 31,		December 31,
(in thousands)	Consolidated Balance Sheet	2014	2013	2014	2013

Other noncurrent assets, net	Other noncurrent assets, net	$12	$23	$—	$—
Deferred tax asset	Other noncurrent assets, net	43,067	19,618	1,162	605
Total assets		$43,079	$19,641	$1,162	$605

Current liabilities	Accrued liabilities	(4,916)	(5,097)	(627)	(491)
Other noncurrent liabilities	Other noncurrent liabilities	(288,437)	(211,177)	(13,287)	(11,445)
Deferred tax liability	Deferred income taxes	(546)	(644)	—	—
Total liabilities		$(293,899)	$(216,918)	$(13,914)	$(11,936)

Accumulated other comprehensive income	Accumulated other comprehensive loss	111,725	48,957	1,848	961
Net amount recognized		$(139,095)	$(148,320)	$(10,904)	$(10,370)

Amounts recognized in AOCI consist of:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in thousands)	2014	2013	2014	2013

Net actuarial loss	$156,447	$70,615	$3,002	$1,557
Net prior service cost	(2,201)	(2,684)	8	9
Before tax AOCI	$154,246	$67,931	$3,010	$1,566
Less: Deferred taxes	42,521	18,974	1,162	605
Net of tax AOCI	$111,725	$48,957	$1,848	$961

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in thousands)	2014	2013

Projected benefit obligation	$435,124	$357,459
Accumulated benefit obligation	397,159	330,215
Fair value of plan assets	141,771	141,186

Components of net periodic benefit cost:

	Pension Benefits			Other Postemployment Benefits
(in thousands)	2014	2013	2012	2014	2013	2012

Service cost	$13,982	$14,863	$12,178	$249	$234	$195
Interest cost	11,104	9,901	10,600	530	464	490
Expected return on plan assets	(5,402)	(4,998)	(4,727)	—	—	—
Amortization of prior service (credit) cost	(126)	(133)	(138)	1	2	—
Amortization of net actuarial loss	2,775	5,150	1,995	—	303	264
Curtailment and settlement loss (gains)	74	(1,600)	(303)	—	—	—
Net periodic benefit cost	$22,407	$23,183	$19,605	$780	$1,003	$949

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postemployment Benefits
(in thousands)	2014	2013	2012	2014	2013	2012

Net actuarial loss (gain)	$88,607	$(23,364)	$55,662	$1,445	$(2,709)	$1,601
Net prior service cost (credit)	357	(37)	(161)	—	11	—
Amortization	(2,649)	(5,017)	(1,857)	(1)	(305)	(264)
Total recognized in AOCI	$86,315	$(28,418)	$53,644	$1,444	$(3,003)	$1,337
Total recognized in net periodic benefit cost and AOCI	$108,722	$(5,235)	$73,249	$2,224	$(2,000)	$2,286

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $8.2 million. There will be an immaterial amount of estimated net loss and prior service credit for the other postemployment plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2015 are as follows:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Amount of net prior service (credit) cost	$(129)	$2
Amount of net loss	8,331	168

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, at December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2014	2013	2012	2014	2013	2012

Discount rate	1.8%	3.2%	2.8%	4.3%	4.8%	3.5%
Rate of compensation increase	2.6%	2.7%	2.7%	n/a	n/a	n/a
Health care cost trend pre 65	n/a	n/a	n/a	8.0%	8.5%	8.0%
Health care cost trend post 65	n/a	n/a	n/a	7.0%	7.5%	8.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until trend is reached pre 65	n/a	n/a	n/a	8.0	8.0	7.0
Years until ultimate trend is reached post 65	n/a	n/a	n/a	7.0	8.0	7.0

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2014	2013	2012	2014	2013	2012

Discount rate	3.2%	2.8%	4.0%	4.8%	3.5%	4.0%
Expected return on plan assets	3.8%	4.3%	4.1%	n/a	n/a	n/a
Rate of compensation increase	2.7%	2.7%	2.8%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.5%	8.5%	8.0%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	8.0	7.0

Measurement Date	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012

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

Assumed health care cost trend rates have an impact on the amounts reported for postemployment benefits. An ongoing one percentage point change in assumed healthcare cost trend rates would have had the following effects for the year ended December 31, 2014:

	Other Postemployment Benefits
(in thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$229	$(169)
Effect on postemployment benefit obligation	2,680	(2,058)

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2014 is presented in the table below by asset category. Approximately 81% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$9,613	$9,613	$—	$—
Equity securities:
U. S.	1,065	1,065	—	—
International	38,090	38,090	—	—
Fixed income securities:
Fixed rate bonds (a)	53,427	53,427	—	—
Other types of investments:
Mutual funds (b)	3,783	3,783	—	—
Real estate mutual funds	10,311	10,311	—	—
Common trusts (c)	9,542	—	9,542	—
Insurance contracts	15,518	—	3,615	11,903
Hedge funds	1,847	—	—	1,847
Real estate	338	—	—	338
Total	$143,534	$116,289	$13,157	$14,088

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$15,231	$15,231	$—	$—
Equity securities:
U. S.	929	929	—	—
International	37,904	37,904	—	—
Fixed income securities:
Fixed rate bonds (a)	51,066	51,066	—	—
Other types of investments:
Mutual funds (b)	3,367	3,367	—	—
Real estate mutual funds	8,906	8,906	—	—
Common trusts (c)	10,100	—	6,802	3,298
Insurance contracts	13,240	—	3,739	9,501
Hedge funds	2,046	—	—	2,046
Real estate	376	—	—	376
Total	$143,165	$117,403	$10,541	$15,221

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2013 to December 31, 2014 for the plans assets categorized as Level 3. During the year ended December 31, 2014, $3.4 million assets were transferred in or out of the Level 3 category.

	Changes within Level 3 Category for
	Year Ended December 31, 2014
(in thousands)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2013	$3,298	$9,501	$2,046	$376	$15,221
Actual return on plan assets:
Relating to assets still held at the reporting date	—	3,382	11	—	3,393
Relating to assets sold during the period	169	—	—	—	169
Purchases, sales and settlements, net	(83)	652	—	—	569
Transfers in and/or (out)	(3,384)	—	—	—	(3,384)
Effect of exchange rate changes	—	(1,632)	(210)	(38)	(1,880)
Balance at December 31, 2014	$—	$11,903	$1,847	$338	$14,088

The following tables provide a reconciliation from December 31, 2012 to December 31, 2013 for the plans assets categorized as Level 3.  No assets were transferred in or out of the Level 3 category during the year ended December 31, 2013.

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

Cash Flows

In 2015, the Company expects to make contributions and direct benefit payments of $11.4 million to its defined benefit pension plans and $0.6 million to its postemployment medical plans.

Estimated Future Benefit Payments

(in thousands)	Pension Benefits	Other Postemployment Benefits

2015	$9,885	$641
2016	10,477	624
2017	10,211	616
2018	13,069	627
2019	13,444	597
2020-2024	75,590	2,800

The above table reflects the total employer contributions and benefits expected to be paid from the plan and does not include the participants’ share of the cost.

NOTE 16 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $9.9 million, $12.0 million and $17.8 million for 2014 , 2013 and 2012, respectively, are reflected in “Restructuring and other costs” in the Consolidated Statement of Operations and the associated liabilities are recorded in “Accrued liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs.

During 2014, the Company initiated several restructuring plans primarily related to closing locations as a result of integration activities to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $3.0 million, related to adjustments to the cost of initiatives in prior years.

During 2013 the Company initiated several restructuring plans primarily related to closing locations as a result of integration activities as the Company realigned certain implant and implant related businesses to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $2.3 million, related to adjustments to the cost of initiatives in prior years.

During 2012, the Company initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in Europe to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $0.8 million related to adjustments to the cost of initiatives in prior years.

At December 31, 2014, the Company’s restructuring accruals were as follows:

	Severances
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$1,282	$5,764	$—	$7,046
Provisions and adjustments	178	352	7,603	8,133
Amounts applied	(900)	(4,309)	(2,080)	(7,289)
Change in estimates	(387)	(1,029)	(461)	(1,877)
Balance at December 31, 2014	$173	$778	$5,062	$6,013

	Lease/Contract Terminations
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$748	$98	$—	$846
Provisions and adjustments	11	226	1,779	2,016
Amounts applied	(132)	(211)	(113)	(456)
Change in estimates	$(92)	(113)	(30)	(235)
Balance at December 31, 2014	$535	$—	$1,636	$2,171

	Other Restructuring Costs
(in thousands)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$58	$658	$—	$716
Provisions and adjustments	41	57	2,672	2,770
Amounts applied	(74)	(407)	(1,002)	(1,483)
Change in estimates	—	(308)	(621)	(929)
Balance at December 31, 2014	$25	$—	$1,049	$1,074

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in thousands)	December 31, 2013	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2014

Dental Consumable and Certain International Businesses	$656	$4,242	$(1,017)	$(418)	$3,463
Dental Specialty and Laboratory and Certain Global Distribution Businesses	6,333	7,163	(6,349)	(2,254)	4,893
Healthcare and Emerging Markets Businesses	1,245	1,154	(1,260)	(304)	835
All Other	374	360	(602)	(65)	67
Total	$8,608	$12,919	$(9,228)	$(3,041)	$9,258
At December 31, 2013, the Company’s restructuring accruals were as follows:

	Severances
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$1,495	$11,412	$—	$12,907
Provisions and adjustments	—	1,314	8,615	9,929
Amounts applied	(1,069)	(9,832)	(2,615)	(13,516)
Change in estimates	$(24)	(2,014)	(236)	(2,274)
Balance at December 31, 2013	$402	$880	$5,764	$7,046

	Lease/Contract Terminations
(in thousands)	2011 and Prior Plans	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$792	$682	$—	$1,474
Provisions and adjustments	—	77	1,999	2,076
Amounts applied	(136)	(626)	(1,887)	(2,649)
Change in estimates	$—	(41)	(14)	(55)
Balance at December 31, 2013	$656	$92	$98	$846

	Other Restructuring Costs
(in thousands)	2012 Plans	2013 Plans	Total

Balance at December 31, 2012	$94	$—	$94
Provisions and adjustments	957	1,383	2,340
Amounts applied	(994)	(716)	(1,710)
Change in estimates	1	(9)	(8)
Balance at December 31, 2013	$58	$658	$716

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in thousands)	December 31, 2012	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2013

Dental Consumable and Certain International Businesses	$1,537	$12	$(378)	$(515)	$656
Dental Specialty and Laboratory and Certain Global Distribution Businesses	12,938	11,692	(16,475)	(1,822)	6,333
Healthcare and Emerging Markets Businesses	—	1,950	(705)	—	1,245
All Other	—	691	(317)	—	374
Total	$14,475	$14,345	$(17,875)	$(2,337)	$8,608

Other Costs

For the year ended December 31, 2014, the Company recorded other costs of $1.2 million, which were primarily the result of legal settlements.

For the year ended December 31, 2013, the Company recorded other costs of $1.4 million, which included $2.4 million impairments of certain previously acquired technologies offset by income from legal settlements.

For the year ended December 31, 2012, the Company recorded other costs of $7.9 million, including $5.2 million impairments of certain previously acquired technologies and the impact of the U.S. presidential executive order updating trade sanctions. On October 9, 2012, President Obama issued an executive order making it illegal for non-U.S. subsidiaries of U.S. companies to engage in certain transactions involving Iran without a license.  The Company reserved appropriate allowances against accounts receivable in its controlled foreign subsidiaries and has discontinued such sales activities.  There can be no assurance as to when such sales may be resumed to this region.

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

Derivative Instruments Designated as Hedging
Cash Flow Hedges
The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at December 31, 2014 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$359,864	$273,380
Interest rate swaps	170,103	—
Commodity contracts	2,228	2,228
Total derivative instruments designated as cash flow hedges	$532,195	$275,608
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

Interest Rate Risk Management
The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At December 31, 2014, the Company has two groups of significant interest rate swaps. On September 29, 2014, the Company replaced the maturing 12.6 billion Japanese yen variable interest rate debt facility with a new variable rate facility for the same amount. In addition, the Company settled existing swaps that converted the underlying variable interest rate on the matured facility and issued new interest rate swaps with notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate on the new facility to a fixed interest rate of 0.9% for a term of five-years ending September 2019. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Commodity Risk Management
The Company enters into precious metal commodity swap contracts to effectively fix certain variable raw material costs typically for up to 18 months. These swaps are used to stabilize the cost of components used in the production of certain products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded on the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” on the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities on the Consolidated Statements of Cash Flows.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the years ended December 31, 2014 and 2013:

	December 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(668)	Interest expense	$(3,704)	—
Foreign exchange forward contracts	4,324	Cost of products sold	(6,362)	—
Foreign exchange forward contracts	518	SG&A expenses	(95)	—
Commodity contracts	(243)	Cost of products sold	(526)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	$28
Commodity contracts	—	Interest expense	—	(29)
Total in cash flow hedging	$3,931		$(10,687)	$(1)

	December 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(166)	Interest expense	$(3,681)	—
Foreign exchange forward contracts	(6,550)	Cost of products sold	1,184	—
Foreign exchange forward contracts	(294)	SG&A expenses	(147)	—
Commodity contracts	(1,004)	Cost of products sold	(288)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	$666
Commodity contracts	—	Interest expense	—	(56)
Total for cash flow hedging	$(8,014)		$(2,932)	$610

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At December 31, 2014, the Company expects to reclassify $0.6 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at December 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$418,194	$237,532
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

On September 4, 2014, the Company settled net investment hedges totaling 432.5 million Swiss francs. The settled hedge instruments were cross currency basis swaps that had maturities periodically through April 2018. The Company replaced these hedges with new foreign exchange forwards contracts, totaling 258.1 million Swiss francs, which have layered maturity dates from December 2014 through September 2016. These settled net investment hedges resulted in cash receipts totaling $0.1 million during September 2014.

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the year ended December 31, 2014 and 2013:

	December 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$19,340	Interest income	$1,852
		Interest expense	(1,569)
Foreign exchange forward contracts	43,043	Other expense (income), net	1,274
Total for net investment hedging	$62,383		$1,557

	December 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(36,035)	Interest income	$4,771
Foreign exchange forward contracts	(5,419)	Interest expense	1,432
		Other expense (income), net	284
Total for net investment hedging	$(41,454)		$6,487
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

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at December 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$105,000	$60,000
The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the years ended December 31, 2014 and 2013:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Twelve Months Ended December 31,
(in thousands)		2014	2013

Interest rate swaps	Interest expense	$224	$320

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at December 31, 2014 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$408,582	$408,582
Interest rate swaps	2,480	874
Cross currency basis swaps	41,639	41,639
Total for instruments not designated as hedges	$452,701	$451,095
The Company maintains Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge declines each quarter to coincide with expected repayments of the note. At December 31, 2014, the remaining notional value of the cross currency swaps was 41.4 million Swiss francs.

On February 14, 2014, a series of U.S. dollar denominated intercompany note receivables were transferred from a euro functional entity to a U.S. dollar functional entity at which point the underlying foreign currency revaluation risk that was hedged by non-designated cross currency swaps totaling 449.8 million euro was eliminated. As a result, the Company de-designated an offsetting amount of 449.8 million euro of net investment hedges. The change in the value of the de-designated net investment hedges will be recorded in “Other expense (income), net” on the Consolidated Statements of Operations. December 15, 2014, the Company settled offsetting economic hedges totaling 449.8 million euros and $650.0 million U.S. dollars. The settled hedges were both cross currency basis swaps and foreign exchange forward contracts that matured December 2014. The settlement of these economic hedges resulted in net cash payments totaling $35.4 million during December 2014.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the years ended December 31, 2014 and 2013:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Twelve Months Ended December 31,
(in thousands)		2014	2013

Foreign exchange forward contracts (a)	Other expense (income), net	$33,193	$6,733
DIO equity option contracts	Other expense (income), net	11	17
Interest rate swaps	Interest expense	(35)	6
Cross currency basis swaps (a)	Other expense (income), net	(50,163)	15,483
Total for instruments not designated as hedges		$(16,994)	$22,239
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values
The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at December 31, 2014 and December 31, 2013:

	December 31, 2014
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$28,036	$12,542	$2,740	$1,707
Commodity contracts	—	—	233	—
Interest rate swaps	617	135	575	377
Total	$28,653	$12,677	$3,548	$2,084

Not Designated as Hedges

Foreign exchange forward contracts	$4,798	$—	$4,764	$—
DIO equity option contracts	—	—	—	115
Interest rate swaps	—	—	63	129
Cross currency basis swaps	2,683	—	—	—
Total	$7,481	$—	$4,827	$244

	December 31, 2013
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$1,517	$255	$10,280	$940
Commodity contracts	—	1	434	1
Interest rate swaps	789	1,617	466	419
Cross currency basis swaps	530	—	2,223	16,413
Total	$2,836	$1,873	$13,403	$17,773

Not Designated as Hedges

Foreign exchange forward contracts	$3,128	$—	$2,328	$—
DIO equity option contracts	—	—	—	142
Interest rate swaps	—	—	85	256
Cross currency basis swaps	—	—	38,551	1,941
Total	$3,128	$—	$40,964	$2,339
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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45,377	$—	$45,377	$(7,797)	$—	$37,580
Interest rate swaps	751	—	751	(274)	—	477
Cross currency basis swaps	2,683	—	2,683	(1,067)	—	1,616
Total Assets	$48,811	$—	$48,811	$(9,138)	$—	$39,673

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$9,208	$—	$9,208	$(8,186)	$—	$1,022
Commodity contracts	235	—	235	—	—	235
DIO equity option contracts	115	—	115	—	—	115
Interest rate swaps	1,145	—	1,145	(952)	—	193
Total Liabilities	$10,703	$—	$10,703	$(9,138)	$—	$1,565

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$4,900	$—	$4,900	$(4,641)	$—	$259
Commodity contracts	1	—	1	(1)	—	—
Interest rate swaps	2,406	—	2,406	(1,979)	—	427
Cross currency basis swaps	530	—	530	(530)	—	—
Total Assets	$7,837	$—	$7,837	$(7,151)	$—	$686

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$13,548	$—	$13,548	$(3,467)	$—	$10,081
Commodity contracts	435	—	435	(1)	—	434
DIO equity option contracts	142	—	142	—	—	142
Interest rate swaps	1,226	—	1,226	(62)	—	1,164
Cross currency basis swaps	59,128	—	59,128	(3,621)	—	55,507
Total Liabilities	$74,479	$—	$74,479	$(7,151)	$—	$67,328

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,290.0 million and $1,262.7 million, respectively, at December 31, 2014.  At December 31, 2013, the Company estimated the fair value and carrying value was $1,387.7 million and $1,370.8 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates at December 31, 2014. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2014 and 2013, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Long-Term investments,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$752	$—	$752	$—
Cross currency interest rate swaps	2,683	—	2,683	—
Foreign exchange forward contracts	45,376	—	45,376	—
Corporate convertible bonds	57,698	—	—	57,698
Total assets	$106,509	$—	$48,811	$57,698

Liabilities
Interest rate swaps	$1,144	$—	$1,144	$—
Commodity forward purchase contracts	233	—	233	—
Foreign exchange forward contracts	9,211	—	9,211	—
Long-term debt	106,023	—	106,023	—
DIO equity option contracts	115	—	—	115
Total liabilities	$116,726	$—	$116,611	$115

	December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$2,406	$—	$2,406	$—
Commodity forward purchase contracts	1	—	1	—
Cross currency interest rate swaps	530	—	530	—
Foreign exchange forward contracts	4,900	—	4,900	—
Corporate convertible bonds	70,019	—	—	70,019
Total assets	$77,856	$—	$7,837	$70,019

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Commodity forward purchase contracts	435	—	435	—
Cross currency interest rate swaps	59,128	—	59,128	—
Foreign exchange forward contracts	13,548	—	13,548	—
Long-term debt	152,370	—	152,370	—
DIO equity option contracts	142	$—	—	142
Total liabilities	$226,849	$—	$226,707	$142

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

The Company uses the income method valuation technique to estimate the fair value of the corporate bonds. The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies an approximately 9.4% discount rate on the valuation model. Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

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

For the years ended December 31, 2014 and 2013, there were no purchases, issuances or transfers of Level 3 financial instruments.

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in thousands)	Convertible	Options
	Bonds	Contracts

Balance at December 31, 2012	$75,143	$(153)
Unrealized loss:
Reported in AOCI	(7,592)	—
Unrealized gain:
Reported in other expense (income), net	—	17
Effect of exchange rate changes	2,468	(6)
Balance at December 31, 2013	$70,019	$(142)
Unrealized loss:
Reported in AOCI	$(4,450)	$—
Unrealized gain:
Reported in other expense (income), net	—	11
Effect of exchange rate changes	(7,871)	16
Balance at December 31, 2014	$57,698	$(115)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancelable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $37.4 million, $39.7 million and $42.3 million for 2014, 2013 and 2012, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in thousands)

2015	$34,583
2016	26,246
2017	19,418
2018	15,047
2019	11,256
2020 and thereafter	10,755
$117,305

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment. The Court has scheduled a hearing in early March 2015 on plaintiffs’ class certification motion.

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

In addition to the matters disclosed above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business.  These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters including patent infringement, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, representations, warranties or indemnities provided in connection with, divested businesses.  Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

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

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company’s liability would be approximately $16.7 million at December 31, 2014.

The Company is required to complete the purchase of the remaining shares of one noncontrolling interest, acquired in 2008, during 2015. The final purchase price is subject to adjustment but is currently expected to be approximately 73.5 million euros.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding	Total Year

2014

Net sales	$730,114	$765,225	$708,240	$719,041	$—	$2,922,620
Gross profit	394,205	424,469	388,064	393,051	—	1,599,789
Operating income	105,570	127,106	109,581	103,343	—	445,600
Net income attributable to
DENTSPLY International	72,878	89,993	75,273	84,710	—	322,854

Earnings per common share - basic	$0.51	$0.63	$0.53	$0.60	$0.01	$2.28

Earnings per common share - diluted	$0.50	$0.62	$0.52	$0.59	$0.01	$2.24

Cash dividends declared per common share	$0.06625	$0.06625	$0.06625	$0.06625	$—	$0.26500

2013

Net sales	$732,084	$761,010	$704,018	$753,658	$—	$2,950,770
Gross profit	388,200	414,956	376,417	397,839	—	1,577,412
Operating income	93,858	122,866	105,021	97,421	—	419,166
Net income attributable to
DENTSPLY International	71,685	87,228	79,851	74,428	—	313,192

Earnings per common share - basic	$0.50	$0.61	$0.56	$0.52	$0.01	$2.20

Earnings per common share - diluted	$0.49	$0.60	$0.55	$0.51	$0.01	$2.16

Cash dividends declared per common share	$0.0625	$0.0625	$0.0625	$0.0625	$—	$0.2500

Net sales, excluding precious metal content, were $689.2 million, $730.9 million, $681.6 million and $691.0 million, respectively, for the first, second, third and fourth quarters of 2014.  Net sales, excluding precious metal content, were $672.6 million, $716.0 million, $669.4 million and $713.7 million, respectively, for the first, second, third and fourth quarters of 2013. This measurement should be considered a non-US GAAP measure as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY INTERNATIONAL INC.

By:	/s/	Bret W. Wise
Bret W. Wise
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	Bret W. Wise	February 20, 2015
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	Christopher T. Clark	February 20, 2015
	Christopher T. Clark	Date
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Dr. Michael C. Alfano	February 20, 2015
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 20, 2015
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 20, 2015
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 20, 2015
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	February 20, 2015
	Willie A. Deese	Date
Director

/s/	William F. Hecht	February 20, 2015
	William F. Hecht	Date
Director

/s/	Leslie A. Jones	February 20, 2015
	Leslie A. Jones	Date
Director

/s/	Francis J. Lunger	February 20, 2015
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 20, 2015
	John L. Miclot	Date
Director

/s/	John C. Miles II	February 20, 2015
	John C. Miles II	Date
Director