Form 10-Q
period 2015-03-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2015-05-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
April 28, 2015, DENTSPLY International Inc. had 139,815,027 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$656,320	$730,114
Cost of products sold	282,952	335,909

Gross profit	373,368	394,205
Selling, general and administrative expenses	270,233	287,842
Restructuring and other costs	5,426	793

Operating income	97,709	105,570

Other income and expenses:
Interest expense	10,668	10,955
Interest income	(742)	(1,435)
Other expense (income), net	609	388

Income before income taxes	87,174	95,662
Provision for income taxes	18,853	22,452
Equity in net loss of unconsolidated affiliated company	(4,367)	(290)

Net income	63,954	72,920
Less: Net (loss) income attributable to noncontrolling interests	(7)	42

Net income attributable to DENTSPLY International	$63,961	$72,878

Earnings per common share:
Basic	$0.46	$0.51
Diluted	$0.45	$0.50

Weighted average common shares outstanding:
Basic	140,296	142,053
Diluted	142,804	144,453

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$63,954	$72,920

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(188,904)	(1,035)
Net gain on derivative financial instruments	24,752	1,757
Net unrealized holding gain (loss) on available-for-sale securities	30,851	(2,041)
Pension liability adjustments	1,417	318
Total other comprehensive income (loss), net of tax	(131,884)	(1,001)

Total comprehensive (loss) income	(67,930)	71,919

Less: Comprehensive income attributable
to noncontrolling interests	540	114

Comprehensive (loss) income attributable to
DENTSPLY International	$(68,470)	$71,805

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$100,619	$151,639
Accounts and notes receivables-trade, net	409,865	426,606
Inventories, net	380,098	387,095
Prepaid expenses and other current assets, net	309,500	241,630

Total Current Assets	1,200,082	1,206,970

Property, plant and equipment, net	556,766	588,845
Identifiable intangible assets, net	613,457	670,840
Goodwill, net	1,953,271	2,089,339
Other noncurrent assets, net	61,254	94,271

Total Assets	$4,384,830	$4,650,265

Liabilities and Equity
Current Liabilities:
Accounts payable	$134,090	$132,611
Accrued liabilities	240,040	379,202
Income taxes payable	40,072	28,948
Notes payable and current portion of long-term debt	247,631	112,831

Total Current Liabilities	661,833	653,592

Long-term debt	1,078,823	1,152,882
Deferred income taxes	150,470	165,551
Other noncurrent liabilities	319,452	356,042

Total Liabilities	2,210,578	2,328,067

Commitments and contingencies

Equity:
Preferred stock, $.01 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at March 31, 2015 and December 31, 2014	1,628	1,628
Capital in excess of par value	211,114	221,669
Retained earnings	3,434,484	3,380,748
Accumulated other comprehensive loss	(573,567)	(441,136)
Treasury stock, at cost, 22.9 million and 21.9 million shares at March 31, 2015 and December 31, 2014, respectively	(900,866)	(841,630)
Total DENTSPLY International Equity	2,172,793	2,321,279

Noncontrolling interests	1,459	919

Total Equity	2,174,252	2,322,198

Total Liabilities and Equity	$4,384,830	$4,650,265
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:

Net income	$63,954	$72,920

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,311	21,370
Amortization	10,906	12,569
Amortization of deferred financing costs	1,089	1,142
Deferred income taxes	20,172	(11,505)
Share-based compensation expense	4,895	5,786
Restructuring and other costs - non-cash	4,832	—
Stock option income tax benefit	(381)	(69)
Equity in net loss from unconsolidated affiliates	4,367	290
Other non-cash income	(8,005)	(3,405)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(10,246)	(22,920)
Inventories, net	(7,431)	(15,180)
Prepaid expenses and other current assets, net	(5,635)	(5,751)
Other noncurrent assets, net	(2,511)	1,465
Accounts payable	5,247	8,047
Accrued liabilities	(36,258)	(21,901)
Income taxes	(4,488)	23,423
Other noncurrent liabilities	5,813	(1,716)

Net cash provided by operating activities	65,631	64,565

Cash flows from investing activities:

Capital expenditures	(16,243)	(25,322)
Cash received on derivatives contracts	8,593	864
Cash paid on derivatives contracts	(810)	(2,103)
Expenditures for identifiable intangible assets	(178)	(1,305)
Purchase of short-term investments	—	(1,144)
Proceeds from sale of property, plant and equipment, net	91	168

Net cash used in investing activities	(8,547)	(28,842)

Cash flows from financing activities:

Increase in short-term borrowings	160,117	64,886
Cash paid for treasury stock	(85,009)	(40,395)
Cash dividends paid	(9,416)	(8,979)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(80,452)	(33)
Repayments on long-term borrowings	(100,143)	(75,174)
Proceeds from exercised stock options	14,065	4,149
Excess tax benefits from share-based compensation	381	69

Net cash used in financing activities	(100,457)	(55,477)

Effect of exchange rate changes on cash and cash equivalents	(7,647)	623

Net decrease in cash and cash equivalents	(51,020)	(19,131)

Cash and cash equivalents at beginning of period	151,639	74,954

Cash and cash equivalents at end of period	$100,619	$55,823

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	72,878	—	—	72,878	42	72,920

Other comprehensive loss	—	—	—	(1,073)	—	(1,073)	72	(1,001)

Acquisition of noncontrolling interest	—	(40,283)	—	(5,530)	—	(45,813)	(41,470)	(87,283)
Exercise of stock options	—	(533)	—	—	4,682	4,149	—	4,149
Tax benefit from stock options exercised	—	69	—	—	—	69	—	69
Share based compensation expense	—	5,786	—	—	—	5,786	—	5,786
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(40,395)	(40,395)	—	(40,395)
RSU distributions	—	(10,461)	—	—	6,281	(4,180)	—	(4,180)
RSU dividends	—	82	(82)	—	—	—	—	—
Cash dividends ($0.06625 per share)	—	—	(9,394)	—	—	(9,394)	—	(9,394)
Balance at March 31, 2014	$1,628	$211,467	$3,159,123	$(75,665)	$(773,520)	$2,523,033	$1,565	$2,524,598

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1,628	$221,669	$3,380,748	$(441,136)	$(841,630)	$2,321,279	$919	$2,322,198

Net income	—	—	63,961	—	—	63,961	(7)	63,954

Other comprehensive loss	—	—	—	(132,431)	—	(132,431)	547	(131,884)

Exercise of stock options	—	(3,724)	—	—	17,789	14,065	—	14,065
Tax benefit from stock options exercised	—	381	—	—	—	381	—	381
Share based compensation expense	—	4,895	—	—	—	4,895	—	4,895
Funding of Employee Stock Ownership Plan	—	1,077	—	—	3,650	4,727	—	4,727
Treasury shares purchased	—	—	—	—	(88,651)	(88,651)	—	(88,651)
RSU distributions	—	(13,269)	—	—	7,976	(5,293)	—	(5,293)
RSU dividends	—	85	(85)	—	—	—	—	—
Cash dividends ($0.07250 per share)	—	—	(10,140)	—	—	(10,140)	—	(10,140)
Balance at March 31, 2015	$1,628	$211,114	$3,434,484	$(573,567)	$(900,866)	$2,172,793	$1,459	$2,174,252

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2014.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended December 31, 2014, except as may be indicated below:

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $8.0 million at March 31, 2015 and $8.8 million at December 31, 2014.

Marketable Securities

The Company’s marketable securities consist of corporate convertible bonds that are classified as available-for-sale in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as the instruments mature in December 2015. The Company determined the appropriate classification at the time of purchase and will re-evaluate such designation as of each balance sheet date. In addition, the Company reviews the securities each quarter for indications of possible impairment. If an impairment is identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that the Company considers in making this judgment include the extent and time the fair value of each investment has been below cost and the existence of a credit loss. If a decline in fair value is judged other-than-temporary, the basis of the securities is written down to fair value and the amount of the write-down is included as a realized loss in the Consolidated Statement of Operations. Changes in fair value are reported in accumulated other comprehensive income (“AOCI”).

 The convertible element of the bonds has not been bifurcated from the underlying bonds as the element does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $93.4 million and $57.7 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015 and December 31, 2014, a cumulative unrealized holding gain of $39.3 million and $8.5 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.  As this investment is held by a euro-denominated subsidiary of the Company, the investment’s value is also impacted by changing foreign currency rates which accounts for the remaining difference between the period end values and the change in cumulative gain.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This newly issued accounting standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on entity’s operations and financial results. Additionally, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after a disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This Company adopted this accounting standard for the quarter ended March 31, 2015. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company expects to adopt this accounting standard for the quarter ended March 31, 2017. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The proposal has not been ratified. The Company is currently assessing the impact that ASU No. 2014-09 may have on their financial positions, results of operations, cash flows and disclosures, as well as, the transition method they will use to adopt the guidance

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” This newly issued accounting standard eliminates from generally accepted accounting principles the concept of Extraordinary items, events or transactions that are unusual in nature and occur infrequently. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Prospective application and early adoption is permitted. The adoption of this standard is not expected to impact the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs ” This newly issued accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carry amount of that debt liability. Retrospective application is required. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to impact the Company’s financial position or results of operations.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(in thousands)	2015	2014

Stock option expense	$1,445	$1,674
RSU expense	3,136	3,719
Total stock based compensation expense	$4,581	$5,393

Total related tax benefit	$1,547	$1,564

For the three months end March 31, 2015 and 2014, stock compensation expense of $4.6 million and $5.4 million, respectively, of which, $4.4 million and $5.2 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.2 million, respectively, was recorded in Cost of products sold on the Consolidated Statement of Operations.

At March 31, 2015, the remaining unamortized compensation cost related to non-qualified stock options is $14.6 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 2.0 years. At March 31, 2015, the unamortized compensation cost related to RSU is $29.7 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.7 years.

NOTE 3 – COMPREHENSIVE INCOME

 During the quarter ended March 31, 2015, foreign currency translation adjustments included currency translation losses of $188.6 million and losses on the Company’s loans designated as hedges of net investments of $0.9 million.  During the quarter ended March 31, 2014, foreign currency translation adjustments included currency translation gains of $0.8 million and losses of $1.9 million on the Company’s loans designated as hedges of net investments.

The cumulative foreign currency translation adjustments included translation losses of $305.6 million and $117.1 million at March 31, 2015 and December 31, 2014, respectively, and losses on loans designated as hedges of net investments of $96.3 million and $95.4 million, respectively.  These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2015 and 2014:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2014	$(212,490)	$(10,825)	$(112,728)	$8,481	$(113,574)	$(441,136)
Other comprehensive income (loss) before reclassifications	(189,451)	20,919	7,368	30,851	—	(130,313)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,535)	—	—	1,417	(2,118)
Net (decrease) increase in other comprehensive income	(189,451)	17,384	7,368	30,851	1,417	(132,431)

Balance at March 31, 2015	$(401,941)	$6,559	$(105,360)	$39,332	$(112,157)	$(573,567)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive income (loss) before reclassifications	(1,107)	642	(976)	(2,041)	(154)	(3,636)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,091	—	—	472	2,563
Net (decrease) increase in other comprehensive income	(1,107)	2,733	(976)	(2,041)	318	(1,073)
Foreign currency translation related to acquisition of noncontrolling interests	(5,530)	—	—	—	—	(5,530)
Balance at March 31, 2014	$134,355	$(19,020)	$(152,090)	$10,688	$(49,598)	$(75,665)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
	2015	2014

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(966)	$(926)	Interest expense
Foreign exchange forward contracts	3,886	(1,646)	Cost of products sold
Foreign exchange forward contracts	162	(99)	SG&A expenses
Commodity contracts	(129)	(246)	Cost of products sold
	2,953	(2,917)	Net loss before tax
	582	826	Tax benefit
	$3,535	$(2,091)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$34	$34	(a)
Amortization of net actuarial losses	(2,026)	(719)	(a)
	(1,992)	(685)	Net loss before tax
	575	213	Tax benefit
	$(1,417)	$(472)	Net of tax

Total reclassifications for the period	$2,118	$(2,563)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended March 31, 2015 and 2014 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014:

Basic Earnings Per Common Share Computation	Three Months Ended
(in thousands, except per share amounts)	2015	2014

Net income attributable to DENTSPLY International	$63,961	$72,878

Weighted average common shares outstanding	140,296	142,053

Earnings per common share - basic	$0.46	$0.51

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$63,961	$72,878

Weighted average common shares outstanding	140,296	142,053
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,508	2,400
Total weighted average diluted shares outstanding	142,804	144,453

Earnings per common share - diluted	$0.45	$0.50

The calculation of weighted average diluted shares outstanding excludes options to purchase 1.1 million and 1.5 million shares of common stock that were outstanding during the three months ended March 31, 2015 and 2014, respectively, because their effect would be antidilutive.

NOTE 5 – BUSINESS COMBINATIONS

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one variable interest entity. The Company paid this obligation during the first quarter of 2015.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 89% and 88% of net sales for the three months ended March 31, 2015 and 2014, respectively.

The operating businesses are combined into operating groups, which generally have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K in the summary of significant accounting policies. The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, and this is considered a non-US GAAP measure. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company defines segment income as net operating income after the assignment of certain direct corporate costs and before restructuring and other costs, interest expense, interest income, other expense (income), net and provision for income taxes. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

Significant interdependencies exist among the Company’s operations in certain geographic areas. Inter-segment sales are at prices intended to provide a reasonable profit to the manufacturing unit after recovery of all manufacturing costs and to provide a reasonable profit for purchasing locations after coverage of marketing and general and administrative costs.

During the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. The segment information below reflects the revised structure for all periods shown.

Dental Consumables, Endodontic and Dental Laboratory Businesses

This segment includes responsibility for the design and manufacture of the Company’s chairside consumable products. It also has responsibilities for sales and distribution of certain small equipment and chairside consumable products in the United States, Germany and certain other European regions as well as responsibility for the sales and distribution of certain endodontic products in Germany and certain other European regions. In addition, this segment is responsible for the design, manufacture, sales and distribution of most of the Company’s dental laboratory products. This segment is also responsible for the design, manufacture, worldwide distribution and sales of certain non-dental products, excluding urological and surgery-related products

Healthcare, Orthodontic and Implant Businesses

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s healthcare products, primarily urological and surgery-related products, throughout most of the world. This segment also includes responsibility for the design, manufacture, sales and distribution of orthodontic and implant products, in most regions of the world. Additionally, segment is also responsible for the sales and distribution of most of the Company’s other dental products, including most dental consumables within Canada.

Select Developed and Emerging Markets Businesses

This segment has responsibilities for sales and distribution of chairside consumable, endodontic and dental laboratory products within certain European regions, Japan and Australia. This segment also includes the responsibility for the sales and distribution of most of the Company’s dental products, including most dental consumables, sold in Eastern Europe, Middle East, South America, Latin America including Mexico, Asia and Africa.

The following tables set forth information about the Company’s segments for the three months ended March 31, 2015 and 2014:

Third Party Net Sales

	Three Months Ended
(in thousands)	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$310,316	$339,281
Healthcare, Orthodontic and Implant Businesses	235,993	264,411
Select Developed and Emerging Markets Businesses	110,011	126,422
Total net sales	$656,320	$730,114

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in thousands)	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$292,091	$305,072
Healthcare, Orthodontic and Implant Businesses	235,810	264,204
Select Developed and Emerging Markets Businesses	103,645	119,906
Total net sales, excluding precious metal content	631,546	689,182
Precious metal content of sales	24,774	40,932
Total net sales, including precious metal content	$656,320	$730,114

Inter-segment Net Sales

	Three Months Ended
(in thousands)	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$83,889	$89,458
Healthcare, Orthodontic and Implant Businesses	1,774	2,461
Select Developed and Emerging Markets Businesses	2,876	3,517
All Other (a)	53,886	60,785
Eliminations	(142,425)	(156,221)
Total	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended
(in thousands)	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$103,407	$106,769
Healthcare, Orthodontic and Implant Businesses	26,529	24,524
Select Developed and Emerging Markets Businesses	(3,886)	(1,292)
Segment operating income	126,050	130,001

Reconciling Items (income) expense:
All Other (b)	22,915	23,638
Restructuring and other costs	5,426	793
Interest expense	10,668	10,955
Interest income	(742)	(1,435)
Other expense (income), net	609	388
Income before income taxes	$87,174	$95,662
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in thousands)	March 31, 2015	December 31, 2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,339,795	$1,358,018
Healthcare, Orthodontic and Implant Businesses	2,456,208	2,655,622
Select Developed and Emerging Markets Businesses	341,380	369,844
All Other (c)	247,447	266,781
Total	$4,384,830	$4,650,265
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2015 and December 31, 2014 were $7.0 million and $6.3 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2015 and December 31, 2014 by $6.3 million and $6.1 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Finished goods	$249,800	$253,333
Work-in-process	59,499	58,329
Raw materials and supplies	70,799	75,433
Inventories, net	$380,098	$387,095

The inventory valuation reserves were $34.0 million and $34.1 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three months ended March 31, 2015 and 2014:

Defined Benefit Plans	Three Months Ended
(in thousands)	2015	2014

Service cost	$4,348	$3,552
Interest cost	1,854	2,866
Expected return on plan assets	(1,378)	(1,387)
Amortization of prior service credit	(34)	(34)
Amortization of net actuarial loss	1,984	707
Net periodic benefit cost	$6,774	$5,704

Other Postemployment Benefit Plans	Three Months Ended
(in thousands)	2015	2014

Service cost	$89	$44
Interest cost	144	140
Amortization of net actuarial loss	42	12
Net periodic benefit cost	$275	$196

The following sets forth the information related to the contributions to the Company’s benefit plans for 2015:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Actual contributions through March 31, 2015	$2,899	$123
Projected contributions for the remainder of the year	8,405	518
Total projected contributions	$11,304	$641

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2015 and 2014, the Company recorded net restructuring costs and other costs of $5.4 million and $0.8 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At March 31, 2015, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$951	$5,062	$—	$6,013
Provisions	84	193	5,083	5,360
Amounts applied	(583)	(2,267)	(390)	(3,240)
Change in estimates	(76)	(7)	—	(83)
Balance at March 31, 2015	$376	$2,981	$4,693	$8,050

	Lease/Contract Terminations
(in thousands)	2013 and Prior Plans	2014 Plans	Total

Balance at December 31, 2014	$535	$1,636	$2,171
Provisions	—	4	4
Amounts applied	(72)	(266)	(338)
Change in estimates	—	(20)	(20)
Balance at March 31, 2015	$463	$1,354	$1,817

	Other Restructuring Costs
(in thousands)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$25	$1,049	$—	$1,074
Provisions	—	65	158	223
Amounts applied	—	(642)	(53)	(695)
Balance at March 31, 2015	$25	$472	$105	$602

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2014	Provisions	Amounts Applied	Change in Estimates	March 31, 2015

Dental Consumables, Endodontic and Dental Laboratory Businesses	$5,272	$489	$(1,626)	$—	$4,135
Healthcare, Orthodontic and Implant Businesses	3,828	4,850	(2,558)	(103)	6,017
Select Developed and Emerging Markets Businesses	91	196	(17)	—	270
All Other	67	52	(72)	—	47
Total	$9,258	$5,587	$(4,273)	$(103)	$10,469

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2015 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$326,793	$247,247
Interest rate swaps	171,511	—
Commodity contracts	2,203	2,203
Total derivative instruments designated as cash flow hedges	$500,507	$249,450

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2015, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for a term of five years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2015 and 2014:

March 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(1,182)	Interest expense	$(966)	$—
Foreign exchange forward contracts	24,087	Cost of products sold	3,886	—
Foreign exchange forward contracts	463	SG&A expenses	162	—
Commodity contracts	—	Cost of products sold	(129)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	327
Commodity contracts	—	Interest expense	—	(4)
Total in cash flow hedging	$23,368		$2,953	$323

March 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(387)	Interest expense	$(926)	$—
Foreign exchange forward contracts	1,067	Cost of products sold	(1,646)	—
Foreign exchange forward contracts	(10)	SG&A expenses	(99)	—
Commodity contracts	101	Cost of products sold	(246)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	106
Commodity contracts	—	Interest expense	—	(13)
Total for cash flow hedging	$771		$(2,917)	$93

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At March 31, 2015, the Company expects to reclassify $14.9 million of deferred net gains on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure . The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities on the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities on the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at March 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$406,194	$228,340

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended March 31, 2015 and 2014:

March 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Foreign exchange forward contracts	$12,499	Other expense (income), net	$(336)
Total for net investment hedging	$12,499		$(336)

March 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(4,660)	Interest income	$677
		Interest expense	541
Foreign exchange forward contracts	3,068	Other expense (income), net	248
Total for net investment hedging	$(1,592)		$1,466

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

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at March 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$45,000	$45,000

The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three months ended March 31, 2015 and 2014:

	Consolidated Statements of Operations Location
		Three Months Ended March 31,
(in thousands)		2015	2014

Interest rate swaps	Interest expense	$118	$87

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$460,653	$460,653
Interest rate swaps	2,327	776
Cross currency basis swaps	16,853	16,853
Total for instruments not designated as hedges	$479,833	$478,282

The Company maintains Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge declines each quarter to coincide with expected repayments of the note. At March 31, 2015, the remaining notional value of the cross currency swaps was 16.4 million Swiss francs.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three months ended March 31, 2015 and 2014:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended March 31,
(in thousands)		2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$8,584	$(4,441)
DIO equity option contracts	Other expense (income), net	5	(228)
Interest rate swaps	Interest expense	(3)	(11)
Cross currency basis swaps (a)	Other expense (income), net	(1,222)	825
Total for instruments not designated as hedges		$7,364	$(3,855)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$51,040	$11,039	$2,077	$638
Commodity contracts	—	—	169	—
Interest rate swaps	472	336	1,165	1,040
Total	$51,512	$11,375	$3,411	$1,678

Not Designated as Hedges

Foreign exchange forward contracts	$10,884	$—	$4,160	$—
DIO equity option contracts	—	—	—	97
Interest rate swaps	—	—	54	94
Cross currency basis swaps	700	—	—	—
Total	$11,584	$—	$4,214	$191

	December 31, 2014
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$28,036	$12,542	$2,740	$1,707
Commodity contracts	—	—	233	—
Interest rate swaps	617	135	575	377
Total	$28,653	$12,677	$3,548	$2,084

Not Designated as Hedges

Foreign exchange forward contracts	$4,798	$—	$4,764	$—
DIO equity option contracts	—	—	—	115
Interest rate swaps	—	—	63	129
Cross currency basis swaps	2,683	—	—	—
Total	$7,481	$—	$4,827	$244

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$72,963	$—	$72,963	$(8,748)	$—	$64,215
Interest rate swaps	808	—	808	(185)	—	623
Cross currency basis swaps	700	—	700	(147)	—	553
Total Assets	$74,471	$—	$74,471	$(9,080)	$—	$65,391

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$6,875	$—	$6,875	$(6,875)	$—	$—
Commodity contracts	169	—	169	—	—	169
DIO equity option contracts	97	—	97	—	—	97
Interest rate swaps	2,353	—	2,353	(2,205)	—	148
Total Liabilities	$9,494	$—	$9,494	$(9,080)	$—	$414

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45,377	$—	$45,377	$(7,797)	$—	$37,580
Interest rate swaps	751	—	751	(274)	—	477
Cross currency basis swaps	2,683	—	2,683	(1,067)	—	1,616
Total Assets	$48,811	$—	$48,811	$(9,138)	$—	$39,673

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$9,208	$—	$9,208	$(8,186)	$—	$1,022
Commodity contracts	235	—	235	—	—	235
DIO equity option contracts	115	—	115	—	—	115
Interest rate swaps	1,145	—	1,145	(952)	—	193
Total Liabilities	$10,703	$—	$10,703	$(9,138)	$—	$1,565

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,190.8 million and $1,163.6 million, respectively at March 31, 2015.  At December 31, 2014, the Company estimated the fair value and carrying value, including the current portion, was $1,290.0 million and $1,262.7 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of March 31, 2015. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$808	$—	$808	$—
Cross currency basis swaps	700	—	700	—
Foreign exchange forward contracts	72,963	—	72,963	—
DIO Corporation convertible bonds	93,394	—	—	93,394
Total assets	$167,865	$—	$74,471	$93,394

Liabilities
Interest rate swaps	$2,353	$—	$2,353	$—
Commodity contracts	169	—	169	—
Foreign exchange forward contracts	6,875	—	6,875	—
Long-term debt	45,474	—	45,474	—
DIO equity option contracts	97	—	—	97
Total liabilities	$54,968	$—	$54,871	$97

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$752	$—	$752	$—
Cross currency basis swaps	2,683	—	2,683	—
Foreign exchange forward contracts	45,376	—	45,376	—
DIO Corporation convertible bonds	57,698	—	—	57,698
Total assets	$106,509	$—	$48,811	$57,698

Liabilities
Interest rate swaps	$1,144	$—	$1,144	$—
Commodity contracts	233	—	233	—
Foreign exchange forward contracts	9,211	—	9,211	—
Long-term debt	106,023	—	106,023	—
DIO equity option contracts	115	—	—	115
Total liabilities	$116,726	$—	$116,611	$115

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

The Company uses the income method valuation technique to estimate the fair value of the DIO Corporation convertible bonds.  The significant unobservable inputs for valuing the corporate bonds are both the DIO Corporation’s stock volatility factor of approximately 26% and corporate bond rating which implies approximately a 9.2% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

The Company has valued the DIO equity option contracts using a Monte Carlo simulation which uses several estimates and probability assumptions by management including the future stock price, the stock price as a multiple of DIO earnings and the probability of the sellers to reduce their shares held by selling into the open market.  The fair value of equity option contracts are reported in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets and changes in the fair value are reported in “Other expense (income), net” in the Consolidated Statements of Operations.

The following table presents a rollforward of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2014	$57,698	$(115)
Unrealized gain:
Reported in AOCI, pretax	44,499	5
Effects of exchange rate changes	(8,803)	13
Balance at March 31, 2015	$93,394	$(97)

For the three months ended March 31, 2015, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $2.3 million. Of this total, approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.4 million.

Other Tax Matters

For the three months ended March 31, 2015, the Company recorded a tax benefit of $0.3 million related to prior year tax matters. For the three months ended March 31, 2014, the Company recorded $1.6 million of tax expense related to prior year tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

During the quarter ended March 31, 2015, the Company paid the second required payment of $100.0 million under the Private Placement Notes “PPN” by issuing commercial paper. The final required payment of $75.0 million due in February 2016 has been classified as current on the Consolidated Balance Sheets.

The second annual installment under the terms of the PNC Term Loan in the amount of $8.8 million will be due in August 2015 and has been classified as current on the Consolidated Balance Sheets.

At March 31, 2015, there was $160.0 million in outstanding borrowings, in the form of issued commercial paper, under the current $500.0 million multi-currency revolving credit facility and is classified as current on the Consolidated Balance Sheets.

The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2015, the Company was in compliance with all debt covenants.

At March 31, 2015, the Company had $395.6 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumables, Endodontic and Dental Laboratory Businesses	Healthcare, Orthodontic and Implant Businesses	Select Developed and Emerging Markets Businesses	Total

Balance at December 31, 2014	$565,714	$1,394,398	$129,227	$2,089,339
Effects of exchange rate changes	(8,541)	(117,041)	(10,486)	(136,068)
Balance at March 31, 2015	$557,173	$1,277,357	$118,741	$1,953,271

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$170,790	$(94,380)	$76,410	$175,186	$(95,526)	$79,660
Trademarks	72,396	(38,854)	33,542	75,645	(37,053)	38,592
Licensing agreements	33,699	(23,002)	10,697	34,638	(22,806)	11,832
Customer relationships	421,806	(104,586)	317,220	452,882	(104,703)	348,179
Total definite-lived	$698,691	$(260,822)	$437,869	$738,351	$(260,088)	$478,263

Indefinite-lived Trademarks and In-process R&D	$175,588	$—	$175,588	$192,577	$—	$192,577

Total identifiable intangible assets	$874,279	$(260,822)	$613,457	$930,928	$(260,088)	$670,840

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

On June 18, 2004, Marvin Weinstat, DDS and Richard Nathan, DDS filed a class action suit in San Francisco County, California alleging that the Company misrepresented that its Cavitron® ultrasonic scalers are suitable for use in oral surgical procedures. The Complaint seeks a recall of the product and refund of its purchase price to dentists who have purchased it for use in oral surgery. The Court certified the case as a class action in June 2006 with respect to the breach of warranty and unfair business practices claims. The class that was certified is defined as California dental professionals who, at any time during the period beginning June 18, 2000 through September 14, 2012, purchased and used one or more Cavitron® ultrasonic scalers for the performance of oral surgical procedures on their patients, which Cavitrons® were accompanied by Directions for Use that “Indicated” Cavitron® use for “periodontal debridement for all types of periodontal disease.” The case went to trial in September 2013, and on January 22, 2014, the San Francisco Superior Court issued its decision in the Company’s favor, rejecting all of the plaintiffs’ claims. The plaintiffs have appealed the Superior Court’s decision, and the appeal is now pending. The Company is defending against this appeal.

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City

Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment. The Court has rescheduled a hearing to early May 2015 on plaintiffs’ class certification motion.

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

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. In August 2014, the Company entered into a tolling agreement with OFAC, under which the statute of limitations for any violations by the Company is tolled until September 1, 2015. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “assumes,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company's Form 10-K for the year ended December 31, 2014 and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Highlights

•
For the quarter ended March 31, 2015 sales excluding precious metal content, declined by 8.4% from the quarter ended March 31, 2014, as internal growth of 1.3%, was offset by a nearly 10% negative currency translation impact. Internal growth was led by the U.S. which grew 4.5%.

•
First quarter 2015 earnings per diluted share of $0.45 decreased by 10.0% from $0.50 in the prior year period. On an adjusted basis (a non-US GAAP measure), first quarter 2015 earnings per diluted share of $0.59, unchanged from the same period in the prior year, reflecting a negative impact of currency fluctuations on earnings of approximately 6%.

•
Operating margin for the first three months of 2015 was 14.9%, an increase of 40 basis points compared to 14.5% for the first three months of 2014. Adjusted operating margin (a non-US GAAP measure) for the three months ended March 31, 2015 was 18.7% an 100 basis point improvement from the prior year period.

•	Operating cash flow for the three months ended March 31, 2015 was $65.6 million compared to $64.6 million for the three months ended March 31, 2014.

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

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2015 COMPARED TO QUARTER ENDED MARCH 31, 2014

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

	Three Months Ended
	March 31,
(in millions)	2015	2014	$ Change	% Change

Net sales	$656.3	$730.1	$(73.8)	(10.1%)
Less: precious metal content of sales	24.8	40.9	(16.1)	(39.4%)
Net sales, excluding precious metal content	$631.5	$689.2	$(57.7)	(8.4%)

Net sales, excluding precious metal content, for the three months ended March 31, 2015 were $631.5 million, a decrease of $57.7 million over the first quarter of 2014.  The change in net sales, excluding precious metal content, was primarily a result of 9.7% of unfavorable foreign currency translation. Excluding the impact of foreign currency translation, net sales, excluding precious metal content, grew 1.3%. The decline of precious metal content of sales is primarily due to the continuing reduction in the use of precious metal alloys in dentistry, which negatively impacts both the precious metal alloy and also the refinery product lines.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

	Three Months Ended March 31, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	4.5%	(1.2%)	1.9%	1.3%
Net acquisition sales growth	(0.8%)	0.6%	(0.5%)	—%
Constant currency sales growth	3.7%	(0.6%)	1.4%	1.3%

United States

Net sales, excluding precious metal content, increased by 3.7% on a constant currency basis in the first quarter of 2015 as compared to the first quarter of 2014. Internal sales growth reflected positive sales growth across all major product categories.

Europe

Net sales, excluding precious metal content, decreased by 0.6% on a constant currency sales growth basis in the first quarter of 2015 as compared to the first quarter of 2014. Negative internal sales growth was primarily the result of sales decline in the dental laboratory product category and continued contraction in the CIS region.

Rest of World

Net sales, excluding precious metal content, increased by 1.4% on a constant currency sales growth basis in the first quarter of 2015 as compared to the first quarter of 2014. The increase in internal sales growth was led by dental specialty product category. Sales in Japan were lower in the first quarter of 2015 as compared to 2014 as a result of sales in advance of an excise tax increase effective April 1, 2014.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2015	2014	$ Change	% Change

Gross profit	$373.4	$394.2	$(20.8)	(5.3%)

Gross profit as a percentage of net sales, including precious metal content	56.9%	54.0%
Gross profit as a percentage of net sales, excluding precious metal content	59.1%	57.2%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 190 basis points for the quarter ended March 31, 2015 as compared to the same three month period ended March 31, 2014. The increase in the gross profit rate was primarily due to favorable foreign currency transactions including the effects of the Company’s hedging program as well as positive product mix as compared to the three months ended March 31, 2014.

Expenses

	Three Months Ended
	March 31,
(in millions)	2015	2014	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$270.2	$287.8	$(17.6)	(6.1%)
Restructuring and other costs	5.4	0.8	4.6	NM

SG&A as a percentage of net sales, including precious metal content	41.2%	39.4%
SG&A as a percentage of net sales, excluding precious metal content	42.8%	41.8%
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, for the quarter ended March 31, 2015 increased 100 basis points compared to the quarter ended March 31, 2014. The increase was primarily due to biennial trade shows and higher professional fees during the current period.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $5.4 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. In 2015, restructuring costs are related to the Company’s global efficiency program.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2015	2014	Change

Net interest expense	$9.9	$9.5	$0.4
Other expense (income), net	0.6	0.4	0.2
Net interest and other expense	$10.5	$9.9	$0.6

Net Interest Expense

Net interest expense for the three months ended March 31, 2015 was $0.4 million higher compared to the three months ended March 31, 2014. The net increase is the result of less income on lower levels of net investment hedges in the three months period ended March 31, 2015 as compared to the same period in 2014, partially offset by reduced interest expense as a result of lower average debt levels.

Other Expense (Income), Net

Other expense (income), net for the three months ended March 31, 2015 was $0.2 million higher compared to the three months ended March 31, 2014. Other expense (income), net in the three months ended March 31, 2015 of $0.6 million is comprised of $0.3 million of currency transaction gains and $0.9 million of non-operating expenses. Other expense (income), net in the first quarter of 2014 of $0.4 million was comprised of $0.3 million of currency transaction losses and $0.1 million of non-operating expenses.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014	$ Change

Effective income tax rate	21.6%	23.5%

Equity in net loss of unconsolidated affiliated company	$(4.4)	$(0.3)	$(4.1)

Net income attributable to DENTSPLY International	$64.0	$72.9	$(8.9)

Earnings per common share - diluted	$0.45	$0.50

Provision for Income Taxes

The Company’s effective tax rate for the first quarter of 2015 and 2014 was 21.6% and 23.5%, respectively. During the first quarter of 2015, the Company recorded a tax benefit of $0.3 million related to prior year tax matters. For the three months ended March 31, 2014, the Company recorded $1.6 million of tax expense related to prior year tax matters.

The Company’s effective income tax rate for 2015 included the net impact of amortization on purchased intangibles assets, restructuring and other costs, income related to credit risk adjustments on outstanding derivatives as well as pension, acquisition related activities and various income tax adjustments which impacted income before income taxes and the provision for income taxes by $21.0 million and $6.0 million, respectively.

In 2014, the Company’s effective income tax rate included the net impact of amortization on purchased intangibles assets, acquisition related activities, various income tax adjustments, restructuring and other costs and income related to credit risk adjustments on outstanding derivatives which impacted income before income taxes and the provision for income taxes by $15.6 million and $2.7 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $4.4 million and $0.3 million on an after-tax basis for the first quarter of 2015 and 2014, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the first quarter of 2015 was approximately $4.6 million. For the first quarter of 2014, the mark-to-market net income recorded through DIO’s net income was approximately $0.4 million.

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
(4) Credit risk and fair value adjustments. These adjustments include both the cost and income impacts of adjustments in certain assets and liabilities including the Company’s pension obligations, that are recorded through net income which are due solely to the changes in fair value and credit risk. These items can be variable and driven more by market conditions than the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.
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

	Three Months Ended March 31, 2015
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$63,961	$0.45
Amortization of purchased intangible assets, net of tax	7,613	0.06
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	4,586	0.03
Restructuring, restructuring program related costs and other costs, net of tax	4,463	0.03
Credit risk and fair value adjustments, net of tax	1,976	0.01
Business combination related costs, net of tax	596	—
Income tax related adjustments	436	—
Rounding	—	0.01
Adjusted non-US GAAP earnings	$83,631	$0.59

	Three Months Ended March 31, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$72,878	$0.50
Amortization of purchased intangible assets, net of tax	8,912	0.06
Business combination related costs, net of tax	1,966	0.01
Income tax related adjustments	1,897	0.01
Restructuring, restructuring program related costs and other costs, net of tax	644	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(203)	—
Credit risk and fair value adjustments, net of tax	(626)	—
Rounding	—	0.01
Adjusted non-US GAAP earnings	$85,468	$0.59

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

	Three Months Ended
	March 31, 2015
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$97,709	15.5%
Amortization of purchased intangible assets	10,907	1.7%
Restructuring, restructuring program related costs and other costs	6,445	1.0%
Credit risk and fair value adjustments	2,026	0.4%
Business combination related costs	783	0.1%
Adjusted non-US GAAP Operating Income	$117,870	18.7%

	Three Months Ended
	March 31, 2014
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$105,570	15.3%
Amortization of purchased intangible assets	12,575	1.8%
Business combination related costs	2,935	0.5%
Restructuring, restructuring program related costs and other costs	909	0.1%
Adjusted non-US GAAP Operating Income	$121,989	17.7%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$292.1	$305.1	$(13.0)	(4.3%)

Healthcare, Orthodontic and Implant Businesses	$235.8	$264.2	$(28.4)	(10.7%)

Select Developed and Emerging Markets Businesses	$103.6	$119.9	$(16.3)	(13.6%)

Segment Operating Income (Loss)

	Three Months Ended
	March 31,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$103.4	$106.8	$(3.4)	(3.2%)

Healthcare, Orthodontic and Implant Businesses	$26.5	$24.5	$2.0	8.2%

Select Developed and Emerging Markets Businesses	$(3.9)	$(1.3)	$(2.6)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $13.0 million, or 4.3% for the three months ended March 31, 2015 as compared to the same period in 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 2.4% as compared to 2014, led primarily by the Dental Consumables businesses.

Operating income decreased $3.4 million, for the three months ended March 31, 2015 as compared to 2014. The decrease in operating income was primarily the result of negative foreign currency translation partially offset by improved gross profit within the Dental Consumables and Endodontic businesses.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $28.4 million, or 10.7% for the three months ended March 31, 2015 compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 0.8% as compared to 2014 primarily led by the Healthcare business partially offset by the Implant business.

Operating income increased $2.0 million or 8.2%, compared to 2014, primarily the result of improved gross profit mostly in the Healthcare business partially offset by by the negative impact of foreign currency.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $16.3 million, or 13.6% for the three months ended March 31, 2015 as compared to 2014.  On a constant currency basis, net sales, excluding precious metal content, decreased 0.7% as compared to 2014. The decline is highly influenced by the increase in sales in advance of an excise tax increase in Japan effective April 1, 2014.

Operating income declined by $2.6 million during the three months ended March 31, 2015 as compared to 2014 primarily due to lower sales in Japan.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At March 31, 2015, the Company updated its goodwill impairment testing based on forecasted current year financial performance for one reporting unit within the Dental Consumables, Endodontic and Dental Laboratory Businesses segment, (this unit was formerly in the Dental Specialty and Laboratory and Certain Global Distribution Businesses segment) as well as for one reporting unit within the Select Developed and Emerging Markets Businesses segment, (this unit was formerly in the Healthcare and Emerging Markets Business segment). The assumptions used were substantially consistent as those disclosed within the Company’s December 31, 2014 Form 10-K. Based on the Company’s update, there have been no material changes to the Company’s disclosures in the December 31, 2014 Form 10-K concerning these reporting units.

To the extent that future operating results of these reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2015

Cash flow from operating activities during the three months ended March 31, 2015 was $65.6 million compared to $64.6 million during the three months ended March 31, 2014. The increase in the first three months’ cash from operations was primarily the result of improvements in accounts receivable and inventory, offset by $9.0 million lower net income as compared to the year ago period.  The Company’s cash and cash equivalents decreased by $51.0 million to $100.6 million during the three months ended March 31, 2015.

For the three months ended March 31, 2015, the number of days for sales outstanding in accounts receivable increased by three days to 58 days as compared to 55 days at December 31, 2014 and decreased by three days compared to the same period in 2014. On a constant currency basis, the number of days sales in inventory was 118 days at March 31, 2015 as compared to 113 days at December 31, 2014 and 120 days at March 31, 2014.

The cash outflows for investing activities during the first three months of 2015 included capital expenditures of $16.2 million and cash outflows for financing activity included the purchase of minority shares in a business for $80.4 million. The Company expects capital expenditures to be in a range of $100 million to $120 million for the full year 2015.

At March 31, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 1.7 million shares during the first three months of 2015 for $88.7 million. As of March 31, 2015, the Company held 22.9 million shares of treasury stock. The Company received proceeds of $14.1 million as a result of the exercise of 0.4 million of stock options during the three months ended March 31, 2015.

The Company's total borrowings increased by a net $60.7 million during the three months ended March 31, 2015, which includes an increase of $1.4 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2015, the Company's ratio of total net debt to total capitalization was 36.1% compared to 32.4% at December 31, 2014. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2015, the Company paid the second required payment of $100.0 million under the Private Placement Notes due February 2016 by issuing commercial paper. The final required payment of $75.0 million under the Private Placement Notes is due in February 2016 and has been classified as a current liability on the Consolidated Balance Sheet.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the PNC Term Loan with a final maturity of August 26, 2020. The second annual installment in the amount of $8.8 million will be due in August 2015 and has been classified as current on the Consolidated Balance Sheet.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2019. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2015, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2015, the Company had $160.0 million in commercial paper as outstanding borrowings under the multi-currency revolving facility which is classified as current on the Consolidated Balance Sheet.

The Company also has access to $58.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2015, the Company had $2.8 million utilized under these short-term lines of credit. At March 31, 2015, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $395.6 million.

At March 31, 2015, the Company held $58.2 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At March 31, 2015, the majority of the Company’s cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, potentially may be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, to fund on going operations and capital needs. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.The Company intends to pay the current portion of long-term debt due in the next year utilizing available cash flow, available commercial paper and the revolving credit facilities as well as other sources of credit.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2014.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended March 31, 2015 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

There have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended March 31, 2015, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

January 1, 2015 to January 31, 2015	586.6	$50.88	$29,845.5	11,571.7
February 1, 2015 to February 28, 2015	529.2	53.09	28,092.9	11,426.8
March 1, 2015 to March 31, 2015	586.5	52.37	30,712.5	11,082.4
	1,702.3	$52.08	$88,650.9

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the duly authorized undersigned.

DENTSPLY International Inc.

/s/	Bret W. Wise	May 6, 2015
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	May 6, 2015
	Christopher T. Clark	Date
President and
Chief Financial Officer