Form 10-Q
period 2015-06-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2015-07-30
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
July 21, 2015, DENTSPLY International Inc. had 139,808,237 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$698,006	$765,225	$1,354,326	$1,495,339
Cost of products sold	298,345	340,756	581,297	676,665

Gross profit	399,661	424,469	773,029	818,674
Selling, general and administrative expenses	274,979	296,121	545,212	583,963
Restructuring and other costs	38,881	1,242	44,307	2,035

Operating income	85,801	127,106	183,510	232,676

Other income and expenses:
Interest expense	9,824	11,798	20,492	22,753
Interest income	(660)	(1,744)	(1,402)	(3,179)
Other expense (income), net	(376)	575	232	963

Income before income taxes	77,013	116,477	164,188	212,139
Provision for income taxes	24,775	26,096	43,628	48,548
Equity in net loss of unconsolidated affiliated company	(8,174)	(367)	(12,541)	(657)

Net income	44,064	90,014	108,019	162,934
Less: Net (loss) income attributable to noncontrolling interests	(35)	21	(42)	63

Net income attributable to DENTSPLY International	$44,099	$89,993	$108,061	$162,871

Earnings per common share:
Basic	$0.32	$0.63	$0.77	$1.15
Diluted	$0.31	$0.62	$0.76	$1.13

Weighted average common shares outstanding:
Basic	139,813	141,790	140,054	141,921
Diluted	142,262	144,164	142,521	144,288

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$44,064	$90,014	$108,019	$162,934

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75,972	(27,640)	(112,932)	(28,675)
Net (loss) gain on derivative financial instruments	(16,824)	440	7,928	2,197
Net unrealized holding gain (loss) on available-for-sale securities	39,416	(1,762)	70,267	(3,803)
Pension liability adjustments	(8)	823	1,409	1,141
Total other comprehensive income (loss), net of tax	98,556	(28,139)	(33,328)	(29,140)

Total comprehensive income	142,620	61,875	74,691	133,794

Less: Comprehensive income (loss) attributable
to noncontrolling interests	(40)	(254)	500	(140)

Comprehensive income attributable to
DENTSPLY International	$142,660	$62,129	$74,191	$133,934

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$96,472	$151,639
Accounts and notes receivables-trade, net	447,500	426,606
Inventories, net	374,820	387,095
Prepaid expenses and other current assets, net	351,538	241,630

Total Current Assets	1,270,330	1,206,970

Property, plant and equipment, net	568,036	588,845
Identifiable intangible assets, net	616,669	670,840
Goodwill, net	1,998,608	2,089,339
Other noncurrent assets, net	43,113	90,465

Total Assets	$4,496,756	$4,646,459

Liabilities and Equity
Current Liabilities:
Accounts payable	$132,966	$132,611
Accrued liabilities	296,280	379,202
Income taxes payable	64,023	28,948
Notes payable and current portion of long-term debt	119,704	111,823

Total Current Liabilities	612,973	652,584

Long-term debt	1,077,779	1,150,084
Deferred income taxes	155,587	165,551
Other noncurrent liabilities	334,128	356,042

Total Liabilities	2,180,467	2,324,261

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at June 30, 2015 and December 31, 2014	1,628	1,628
Capital in excess of par value	225,002	221,669
Retained earnings	3,468,364	3,380,748
Accumulated other comprehensive loss	(475,006)	(441,136)
Treasury stock, at cost, 23.0 million and 21.9 million shares at June 30, 2015 and December 31, 2014, respectively	(905,118)	(841,630)
Total DENTSPLY International Equity	2,314,870	2,321,279

Noncontrolling interests	1,419	919

Total Equity	2,316,289	2,322,198

Total Liabilities and Equity	$4,496,756	$4,646,459
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:

Net income	$108,019	$162,934

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,782	42,325
Amortization	21,846	24,493
Amortization of deferred financing costs	2,177	2,285
Deferred income taxes	28,697	(4,893)
Share-based compensation expense	11,830	13,358
Restructuring and other costs - non-cash	45,814	—
Stock option income tax benefit	(8,822)	(349)
Equity in net loss from unconsolidated affiliates	12,541	657
Other non-cash income	(13,725)	(9,110)
Loss on disposal of property, plant and equipment	481	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(39,997)	(31,505)
Inventories, net	4,126	(22,427)
Prepaid expenses and other current assets, net	1,832	(6,068)
Other noncurrent assets, net	720	1,096
Accounts payable	4,938	10,613
Accrued liabilities	(17,678)	(6,228)
Income taxes	(74)	35,532
Other noncurrent liabilities	9,738	7,532

Net cash provided by operating activities	211,245	220,245

Cash flows from investing activities:

Capital expenditures	(33,434)	(48,831)
Cash paid for acquisitions of businesses, net of cash acquired	(3,305)	(2,009)
Cash received on derivatives contracts	14,267	1,674
Cash paid on derivatives contracts	(810)	(4,006)
Expenditures for identifiable intangible assets	—	(1,316)
Purchase of short-term investments	—	(1,135)
Proceeds from sale of property, plant and equipment, net	303	277

Net cash used in investing activities	(22,979)	(55,346)

Cash flows from financing activities:

Increase (decrease) in short-term borrowings	33,370	(38,087)
Cash paid for treasury stock	(98,975)	(54,586)
Cash dividends paid	(19,640)	(18,453)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(80,452)	(33)
Repayments on long-term borrowings	(100,232)	(75,371)
Proceeds from exercised stock options	18,597	12,736
Excess tax benefits from share-based compensation	8,822	349

Net cash used in financing activities	(238,510)	(173,445)

Effect of exchange rate changes on cash and cash equivalents	(4,923)	521

Net decrease in cash and cash equivalents	(55,167)	(8,025)

Cash and cash equivalents at beginning of period	151,639	74,954

Cash and cash equivalents at end of period	$96,472	$66,929

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,628	$255,272	$3,095,721	$(69,062)	$(748,506)	$2,535,053	$42,921	$2,577,974

Net income	—	—	162,871	—	—	162,871	63	162,934

Other comprehensive loss	—	—	—	(23,407)	—	(23,407)	(203)	(23,610)

Acquisition of noncontrolling interest	—	(40,283)	—	(5,530)	—	(45,813)	(41,470)	(87,283)
Exercise of stock options	—	(2,204)	—	—	14,940	12,736	—	12,736
Tax benefit from stock options exercised	—	349	—	—	—	349	—	349
Share based compensation expense	—	13,358	—	—	—	13,358	—	13,358
Funding of Employee Stock Ownership Plan	—	1,535	—	—	4,418	5,953	—	5,953
Treasury shares purchased	—	—	—	—	(54,586)	(54,586)	—	(54,586)
RSU distributions	—	(10,917)	—	—	6,653	(4,264)	—	(4,264)
RSU dividends	—	164	(164)	—	—	—	—	—
Cash dividends ($0.13250 per share)	—	—	(18,787)	—	—	(18,787)	—	(18,787)
Balance at June 30, 2014	$1,628	$217,274	$3,239,641	$(97,999)	$(777,081)	$2,583,463	$1,311	$2,584,774

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1,628	$221,669	$3,380,748	$(441,136)	$(841,630)	$2,321,279	$919	$2,322,198

Net income	—	—	108,061	—	—	108,061	(42)	108,019

Other comprehensive loss	—	—	—	(33,870)	—	(33,870)	542	(33,328)

Exercise of stock options	—	(4,688)	—	—	23,285	18,597	—	18,597
Tax benefit from stock options exercised	—	8,822	—	—	—	8,822	—	8,822
Share based compensation expense	—	11,830	—	—	—	11,830	—	11,830
Funding of Employee Stock Ownership Plan	—	1,077	—	—	3,650	4,727	—	4,727
Treasury shares purchased	—	—	—	—	(98,998)	(98,998)	—	(98,998)
RSU distributions	—	(13,878)	—	—	8,575	(5,303)	—	(5,303)
RSU dividends	—	170	(170)	—	—	—	—	—
Cash dividends ($0.14500 per share)	—	—	(20,275)	—	—	(20,275)	—	(20,275)
Balance at June 30, 2015	$1,628	$225,002	$3,468,364	$(475,006)	$(905,118)	$2,314,870	$1,419	$2,316,289

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $9.2 million at June 30, 2015 and $8.8 million at December 31, 2014.

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

 The convertible element of the bonds has not been bifurcated from the underlying bonds as the element does not contain a net-settlement feature, nor would the Company be able to achieve a hypothetical net-settlement that would substantially place the Company in a comparable cash settlement position.  As such, the derivative is not accounted for separately from the bond.  The cash paid by the Company was equal to the face value of the bonds issued, and therefore, the Company has not recorded any bond premium or discount on acquiring the bonds.  The fair value of the bonds was $153.6 million and $57.7 million at June 30, 2015 and December 31, 2014, respectively.  At June 30, 2015 and December 31, 2014, a cumulative unrealized holding gain of $70.3 million and $8.5 million, respectively, on available-for-sale securities, net of tax, has been recorded in AOCI.  As this investment is held by a euro-denominated subsidiary of the Company, the investment’s value is also impacted by changing foreign currency rates which accounts for the remaining difference between the period end values and the change in cumulative gain.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This newly issued accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. Retrospective application is required. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard during the second quarter of 2015, applying retrospective application to the periods presented in this Form 10-Q. The following is a summary of the adjustment to the financial statement line items impacted by this accounting update:

December 31, 2014
(in thousands)	As Reported
Consolidated Balance Sheet Line Item	Balance	Adjustment	Adjusted Balance
Other noncurrent assets, net	$94,271	(3,806)	$90,465
Notes payable and current portion of long-term debt	112,831	(1,008)	111,823
Long-term debt	1,152,882	(2,798)	1,150,084

March 31, 2015
(in thousands)	As Reported
Consolidated Balance Sheet Line Item	Balance	Adjustment	Adjusted Balance
Other noncurrent assets, net	$61,254	(3,568)	$57,686
Notes payable and current portion of long-term debt	247,631	(948)	246,683
Long-term debt	1,078,823	(2,620)	1,076,203

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Stock option expense	$2,330	$2,829	$3,775	$4,503
RSU expense	4,272	4,366	7,408	8,085
Total stock based compensation expense	$6,602	$7,195	$11,183	$12,588

Total related tax benefit	$1,838	$1,979	$3,385	$3,543

For the three and six months ended June 30, 2015, stock compensation expense of $6.6 million and $11.2 million, respectively, of which, $6.4 million and $10.8 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.3 million, respectively, was recorded in Cost of products sold on the Consolidated Statement of Operations. For the three and six months ended June 30, 2014, stock compensation expense of $7.2 million and $12.6 million, respectively, of which, $7.0 million and $12.2 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.4 million, respectively, was recorded in Cost of products sold on the Consolidated Statement of Operations.

At June 30, 2015, the remaining unamortized compensation cost related to non-qualified stock options is $13.7 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 1.8 years. At June 30, 2015, the unamortized compensation cost related to RSU is $26.5 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.5 years.

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended June 30, 2015, foreign currency translation adjustments included currency translation losses of $74.9 million and losses on the Company’s loans designated as hedges of net investments of $0.4 million.  During the quarter ended June 30, 2014, foreign currency translation adjustments included currency translation losses of $20.6 million and losses of $1.2 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2015, foreign currency translation adjustments included currency translation losses of $113.7 million and losses on the Company’s loans designated as hedges of net investments of $1.2 million. During the six months ended June 30, 2014, foreign currency translation adjustments included currency translation losses of $19.7 million and losses on the Company’s loans designated as hedges of net investments of $3.2 million.

The cumulative foreign currency translation adjustments included translation losses of $230.7 million and $117.1 million at June 30, 2015 and December 31, 2014, respectively, and losses on loans designated as hedges of net investments of $96.7 million and $95.4 million, respectively.  These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2015 and 2014:

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2014	$(212,490)	$(10,825)	$(112,728)	$8,481	$(113,574)	$(441,136)
Other comprehensive income (loss) before reclassifications	(114,891)	18,446	(2,345)	70,267	—	(28,523)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8,173)	—	—	2,826	(5,347)
Net (decrease) increase in other comprehensive income	(114,891)	10,273	(2,345)	70,267	2,826	(33,870)

Balance at June 30, 2015	$(327,381)	$(552)	$(115,073)	$78,748	$(110,748)	$(475,006)

(in thousands)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$140,992	$(21,753)	$(151,114)	$12,729	$(49,916)	$(69,062)
Other comprehensive income (loss) before reclassifications	(22,942)	(2,717)	849	(3,803)	197	(28,416)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,065	—	—	944	5,009
Net (decrease) increase in other comprehensive income	(22,942)	1,348	849	(3,803)	1,141	(23,407)
Foreign currency translation related to acquisition of noncontrolling interests	(5,530)	—	—	—	—	(5,530)
Balance at June 30, 2014	$112,520	$(20,405)	$(150,265)	$8,926	$(48,775)	$(97,999)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Three Months Ended June 30,
	2015	2014

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(1,074)	$(929)	Interest expense
Foreign exchange forward contracts	6,839	(1,651)	Cost of products sold
Foreign exchange forward contracts	181	(58)	SG&A expenses
Commodity contracts	(121)	(158)	Cost of products sold
	5,825	(2,796)	Net gain (loss) before tax
	(1,189)	819	Tax (expense) benefit
	$4,636	$(1,977)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$34	$35	(a)
Amortization of net actuarial losses	(2,015)	(721)	(a)
	(1,981)	(686)	Net loss before tax
	572	213	Tax benefit
	$(1,409)	$(473)	Net of tax

Total reclassifications for the period	$3,227	$(2,450)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended June 30, 2015 and 2014 (see Note 8, Benefit Plans, for additional details).

(in thousands)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Operations
	Six Months Ended June 30,
	2015	2014

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(2,040)	$(1,856)	Interest expense
Foreign exchange forward contracts	10,726	(3,296)	Cost of products sold
Foreign exchange forward contracts	344	(157)	SG&A expenses
Commodity contracts	(250)	(403)	Cost of products sold
	8,780	(5,712)	Net gain (loss) before tax
	(607)	1,647	Tax (expense) benefit
	$8,173	$(4,065)	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$68	$69	(a)
Amortization of net actuarial losses	(4,041)	(1,439)	(a)
	(3,973)	(1,370)	Net loss before tax
	1,147	426	Tax benefit
	$(2,826)	$(944)	Net of tax

Total reclassifications for the period	$5,347	$(5,009)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the six months ended June 30, 2015 and 2014 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	2015	2014	2015	2014

Net income attributable to DENTSPLY International	$44,099	$89,993	$108,061	$162,871

Weighted average common shares outstanding	139,813	141,790	140,054	141,921

Earnings per common share - basic	$0.32	$0.63	$0.77	$1.15

Diluted Earnings Per Common Share Computation
(in thousands, except per share amounts)

Net income attributable to DENTSPLY International	$44,099	$89,993	$108,061	$162,871

Weighted average common shares outstanding	139,813	141,790	140,054	141,921
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2,449	2,374	2,467	2,367
Total weighted average diluted shares outstanding	142,262	144,164	142,521	144,288

Earnings per common share - diluted	$0.31	$0.62	$0.76	$1.13

The calculation of weighted average diluted shares outstanding excludes stock options and RSU of 0.8 million and 1.0 million shares of common stock that were outstanding during the three and six months ended June 30, 2015, respectively, because their effect would be antidilutive.

NOTE 5 – BUSINESS COMBINATIONS

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one variable interest entity. The Company paid this obligation during the first quarter of 2015.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% of net sales for the three and six months ended June 30, 2015 and 2014, respectively.

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

During the March 31, 2015 quarter, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. The segment information below reflects the revised structure for all periods shown.

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

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2015 and 2014:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$317,376	$346,264	$627,693	$685,545
Healthcare, Orthodontic and Implant Businesses	252,845	279,696	488,838	544,107
Select Developed and Emerging Markets Businesses	127,785	139,265	237,795	265,687
Total net sales	$698,006	$765,225	$1,354,326	$1,495,339

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$301,299	$319,978	$593,390	$625,050
Healthcare, Orthodontic and Implant Businesses	252,665	279,478	488,476	543,681
Select Developed and Emerging Markets Businesses	120,734	131,442	224,379	251,350
Total net sales, excluding precious metal content	674,698	730,898	1,306,245	1,420,081
Precious metal content of sales	23,308	34,327	48,081	75,258
Total net sales, including precious metal content	$698,006	$765,225	$1,354,326	$1,495,339

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2,014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$89,324	$93,642	$173,213	$183,100
Healthcare, Orthodontic and Implant Businesses	1,578	1,970	3,352	4,431
Select Developed and Emerging Markets Businesses	3,437	2,722	6,313	6,239
All Other (a)	67,116	75,860	132,166	150,482
Eliminations	(161,455)	(174,194)	(315,044)	(344,252)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$110,787	$117,976	$214,193	$224,745
Healthcare, Orthodontic and Implant Businesses	27,906	32,049	54,435	56,574
Select Developed and Emerging Markets Businesses	(3,464)	(1,211)	(7,350)	(2,503)
Segment operating income	135,229	148,814	261,278	278,816

Reconciling Items (income) expense:
All Other (b)	10,547	20,466	33,461	44,105
Restructuring and other costs	38,881	1,242	44,307	2,035
Interest expense	9,824	11,798	20,492	22,753
Interest income	(660)	(1,744)	(1,402)	(3,179)
Other expense (income), net	(376)	575	232	963
Income before income taxes	$77,013	$116,477	$164,188	$212,139
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in thousands)	June 30, 2015	December 31, 2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,360,187	$1,358,018
Healthcare, Orthodontic and Implant Businesses	2,508,278	2,655,622
Select Developed and Emerging Markets Businesses	352,866	369,844
All Other (c)	275,425	262,975
Total	$4,496,756	$4,646,459
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2015 and December 31, 2014 were $7.0 million and $6.3 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2015 and December 31, 2014 by $6.2 million and $6.1 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in thousands)	June 30, 2015	December 31, 2014

Finished goods	$242,921	$253,333
Work-in-process	59,858	58,329
Raw materials and supplies	72,041	75,433
Inventories, net	$374,820	$387,095

The inventory valuation reserves were $36.3 million and $34.1 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and six months ended June 30, 2015 and 2014:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Service cost	$4,343	$3,549	$8,691	$7,101
Interest cost	1,843	2,861	3,697	5,726
Expected return on plan assets	(1,399)	(1,391)	(2,777)	(2,777)
Amortization of prior service credit	(35)	(35)	(69)	(69)
Amortization of net actuarial loss	1,963	709	3,947	1,417
Net periodic benefit cost	$6,715	$5,693	$13,489	$11,398

Other Postemployment Benefit Plans	Three Months Ended		Six Months Ended
(in thousands)	2015	2014	2015	2014

Service cost	$88	$44	$177	$89
Interest cost	144	140	288	280
Amortization of net actuarial loss	43	12	85	22
Net periodic benefit cost	$275	$196	$550	$391

The following sets forth the information related to the contributions to the Company’s benefit plans for 2015:

(in thousands)	Pension Benefits	Other Postemployment Benefits

Actual contributions through June 30, 2015	$5,559	$192
Projected contributions for the remainder of the year	5,945	449
Total projected contributions	$11,504	$641

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2015, the Company recorded net restructuring costs and other costs of $38.9 million and $44.3 million, respectively. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the June 2015 quarter, the Company recorded $31.0 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the three and six months ended June 30, 2015, the Company recorded restructuring costs of $2.7 million and $7.5 million, respectively, within the Healthcare, Orthodontic and Implant Businesses segment primarily related to the global efficiency initiative During the three and six months ended June 30, 2014, the Company recorded net restructuring and other costs of $1.2 million and $2.0 million. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At June 30, 2015, the Company’s restructuring accruals were as follows:

	Severance
(in thousands)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$951	$5,062	$—	$6,013
Provisions	81	431	40,958	41,470
Amounts applied	(635)	(3,084)	(3,542)	(7,261)
Change in estimates	(76)	(74)	(547)	(697)
Balance at June 30, 2015	$321	$2,335	$36,869	$39,525

	Lease/Contract Terminations
(in thousands)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$535	$1,636	$—	$2,171
Provisions	—	12	270	282
Amounts applied	(105)	(384)	—	(489)
Change in estimates	—	(10)	—	(10)
Balance at June 30, 2015	$430	$1,254	$270	$1,954

	Other Restructuring Costs
(in thousands)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$25	$1,049	$—	$1,074
Provisions	2	168	577	747
Amounts applied	(2)	(799)	(227)	(1,028)
Change in estimate	—	28	—	28
Balance at June 30, 2015	$25	$446	$350	$821

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in thousands)	December 31, 2014	Provisions	Amounts Applied	Change in Estimates	June 30, 2015

Dental Consumables, Endodontic and Dental Laboratory Businesses	$5,272	$31,522	$(3,941)	$—	$32,853
Healthcare, Orthodontic and Implant Businesses	3,828	7,517	(4,558)	(679)	6,108
Select Developed and Emerging Markets Businesses	91	1,719	(177)	—	1,633
All Other	67	1,741	(102)	—	1,706
Total	$9,258	$42,499	$(8,778)	$(679)	$42,300

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2015 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$337,017	$253,842
Interest rate swaps	172,169	—
Commodity contracts	1,396	1,396
Total derivative instruments designated as cash flow hedges	$510,582	$255,238

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2015, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an intial term of five years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2015 and 2014:

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(58)	Interest expense	$(1,074)	$—
Foreign exchange forward contracts	(2,069)	Cost of products sold	6,839	—
Foreign exchange forward contracts	(139)	SG&A expenses	181	—
Commodity contracts	(96)	Cost of products sold	(121)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(160)
Commodity contracts	—	Interest expense	—	(4)
Total in cash flow hedging	$(2,362)		$5,825	$(164)

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(149)	Interest expense	$(929)	$—
Foreign exchange forward contracts	(4,636)	Cost of products sold	(1,651)	—
Foreign exchange forward contracts	45	SG&A expenses	(58)	—
Commodity contracts	101	Cost of products sold	(158)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(151)
Commodity contracts	—	Interest expense	—	(11)
Total for cash flow hedging	$(4,639)		$(2,796)	$(162)

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2015 and 2014:

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(1,239)	Interest expense	$(2,040)	$—
Foreign exchange forward contracts	22,018	Cost of products sold	10,726	—
Foreign exchange forward contracts	324	SG&A expenses	344	—
Commodity contracts	(96)	Cost of products sold	(250)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	167
Commodity contracts	—	Interest expense	—	(8)
Total in cash flow hedging	$21,007		$8,780	$159

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in thousands)

Effective Portion:
Interest rate swaps	$(537)	Interest expense	$(1,856)	$—
Foreign exchange forward contracts	(3,569)	Cost of products sold	(3,296)	—
Foreign exchange forward contracts	35	SG&A expenses	(157)	—
Commodity contracts	203	Cost of products sold	(403)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(45)
Commodity contracts	—	Interest expense	—	(24)
Total for cash flow hedging	$(3,868)		$(5,712)	$(69)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At June 30, 2015, the Company expects to reclassify $9.6 million of deferred net gains on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at June 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$420,892	$236,079

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2015 and 2014:

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Foreign exchange forward contracts	$(15,819)	Other expense (income), net	$1,191
Total for net investment hedging	$(15,819)		$1,191

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$1,572	Interest income	$674
		Interest expense	(384)
Foreign exchange forward contracts	1,272	Other expense (income), net	(73)
Total for net investment hedging	$2,844		$217

The following table summarizes the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and other income (expense) on the Company’s Consolidated Statement of Operations related to the hedges of net investments for the six months ended June 30, 2015 and 2014:

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Foreign exchange forward contracts	$(3,320)	Other expense (income), net	$855
Total for net investment hedging	$(3,320)		$855

June 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in thousands)

Effective Portion:
Cross currency basis swaps	$(3,087)	Interest income	$1,351
		Interest expense	157
Foreign exchange forward contracts	4,341	Other expense (income), net	175
Total for net investment hedging	$1,254		$1,683

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate for an initial term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other on the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at June 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Interest rate swaps	$45,000	$45,000

The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and six months ended June 30, 2015 and 2014:

	Consolidated Statements of Operations Location
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2015	2014	2015	2014

Interest rate swaps	Interest expense	$41	$133	$158	$220

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in thousands)

Foreign exchange forward contracts	$478,338	$478,338
Interest rate swaps	2,213	805
Total for instruments not designated as hedges	$480,551	$479,143

The Company had a Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge matured during the second quarter of 2015 to coincide with the repayment of the note.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2015 and 2014:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended June 30,
(in thousands)		2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$(766)	$(716)
DIO equity option contracts	Other expense (income), net	102	90
Interest rate swaps	Interest expense	1	(16)
Cross currency basis swaps (a)	Other expense (income), net	(603)	(4,005)
Total for instruments not designated as hedges		$(1,266)	$(4,647)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Six Months Ended June 30,
(in thousands)		2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$7,789	$(5,157)
DIO equity option contracts	Other expense (income), net	107	(138)
Interest rate swaps	Interest expense	(2)	(27)
Cross currency basis swaps (a)	Other expense (income), net	(1,825)	(3,180)
Total for instruments not designated as hedges		$6,069	$(8,502)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$32,398	$1,833	$1,490	$2,675
Commodity contracts	—	—	152	—
Interest rate swaps	324	282	1,164	742
Total	$32,722	$2,115	$2,806	$3,417

Not Designated as Hedges

Foreign exchange forward contracts	$7,273	$—	$3,465	$—
Interest rate swaps	—	—	51	77
Total	$7,273	$—	$3,516	$77

	December 31, 2014
(in thousands)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$28,036	$12,542	$2,740	$1,707
Commodity contracts	—	—	233	—
Interest rate swaps	617	135	575	377
Total	$28,653	$12,677	$3,548	$2,084

Not Designated as Hedges

Foreign exchange forward contracts	$4,798	$—	$4,764	$—
DIO equity option contracts	—	—	—	115
Interest rate swaps	—	—	63	129
Cross currency basis swaps	2,683	—	—	—
Total	$7,481	$—	$4,827	$244

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$41,504	$—	$41,504	$(9,363)	$—	$32,141
Interest rate swaps	606	—	606	(173)	—	433
Total Assets	$42,110	$—	$42,110	$(9,536)	$—	$32,574

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$7,630	$—	$7,630	$(7,630)	$—	$—
Commodity contracts	152	—	152	—	—	152
Interest rate swaps	2,034	—	2,034	(1,906)	—	128
Total Liabilities	$9,816	$—	$9,816	$(9,536)	$—	$280

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45,377	$—	$45,377	$(7,797)	$—	$37,580
Interest rate swaps	751	—	751	(274)	—	477
Cross currency basis swaps	2,683	—	2,683	(1,067)	—	1,616
Total Assets	$48,811	$—	$48,811	$(9,138)	$—	$39,673

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$9,208	$—	$9,208	$(8,186)	$—	$1,022
Commodity contracts	235	—	235	—	—	235
DIO equity option contracts	115	—	115	—	—	115
Interest rate swaps	1,145	—	1,145	(952)	—	193
Total Liabilities	$10,703	$—	$10,703	$(9,138)	$—	$1,565

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,195.3 million and $1,161.5 million, respectively at June 30, 2015.  At December 31, 2014, the Company estimated the fair value and carrying value, including the current portion, was $1,286.2 million and $1,258.9 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of June 30, 2015. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$606	$—	$606	$—
Foreign exchange forward contracts	41,504	—	41,504	—
DIO Corporation convertible bonds	153,613	—	—	153,613
Total assets	$195,723	$—	$42,110	$153,613

Liabilities
Interest rate swaps	$2,034	$—	$2,034	$—
Commodity contracts	152	—	152	—
Foreign exchange forward contracts	7,630	—	7,630	—
Long-term debt	45,326	—	45,326	—
Total liabilities	$55,142	$—	$55,142	$—

	December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$752	$—	$752	$—
Cross currency basis swaps	2,683	—	2,683	—
Foreign exchange forward contracts	45,376	—	45,376	—
DIO Corporation convertible bonds	57,698	—	—	57,698
Total assets	$106,509	$—	$48,811	$57,698

Liabilities
Interest rate swaps	$1,144	$—	$1,144	$—
Commodity contracts	233	—	233	—
Foreign exchange forward contracts	9,211	—	9,211	—
Long-term debt	106,023	—	106,023	—
DIO equity option contracts	115	—	—	115
Total liabilities	$116,726	$—	$116,611	$115

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

The Company uses the income method valuation technique to estimate the fair value of the DIO Corporation convertible bonds.  The significant unobservable inputs for valuing the corporate bonds are both the DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies approximately a 8.73% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price.

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

The following table presents a rollforward of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in thousands)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2014	$57,698	$(115)
Unrealized gain:
Reported in AOCI, pretax	101,351	—
Unrealized gain:
Reported in other expense (income), net	—	107
Effects of exchange rate changes	(5,436)	8
Balance at June 30, 2015	$153,613	$—

For the six months ended June 30, 2015, there were no purchases, issuances or transfers of Level 3 financial instruments.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $2.2 million. Of this total, approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.4 million.

Other Tax Matters

For the three months ended June 30, 2015, the Company recorded $3.1 million of tax expense related to prior year tax matters. In addition, the Company’s effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

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

At June 30, 2015, there was $30.0 million in outstanding borrowings, in the form of issued commercial paper, under the current $500.0 million multi-currency revolving credit facility and is classified as current on the Consolidated Balance Sheets.

Effective July 1, 2015, the Company amended the multi-currency revolving credit facility to extend the maturity date by one year until July 23, 2020. The Company is able to borrow up to $500.0 million through July 23, 2019 and up to $452.0 million through July 23, 2020. The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2015, the Company was in compliance with all debt covenants.

At June 30, 2015, the Company had $526 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2015 on 16 reporting units. As discussed in Note 6, Segment Information, effective in the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations.  For any realignment that resulted in reporting unit changes, the Company applied the relative fair value method to determine the reallocation of goodwill of the associated reporting units.

To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 7.6% to 12.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

In addition, the Company assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2015, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s indefinite-lived assets.

A reconciliation of changes in the Company’s goodwill is as follows:

(in thousands)	Dental Consumables, Endodontic and Dental Laboratory Businesses	Healthcare, Orthodontic and Implant Businesses	Select Developed and Emerging Markets Businesses	Total

Balance at December 31, 2014	$565,714	$1,394,398	$129,227	$2,089,339
Effects of exchange rate changes	(6,268)	(76,509)	(7,954)	(90,731)
Balance at June 30, 2015	$559,446	$1,317,889	$121,273	$1,998,608

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$165,615	$(91,135)	$74,480	$175,186	$(95,526)	$79,660
Trademarks	68,271	(38,027)	30,244	75,645	(37,053)	38,592
Licensing agreements	34,071	(23,629)	10,442	34,638	(22,806)	11,832
Customer relationships	433,627	(114,086)	319,541	452,882	(104,703)	348,179
Total definite-lived	$701,584	$(266,877)	$434,707	$738,351	$(260,088)	$478,263

Indefinite-lived Trademarks and In-process R&D	$181,962	$—	$181,962	$192,577	$—	$192,577

Total identifiable intangible assets	$883,546	$(266,877)	$616,669	$930,928	$(260,088)	$670,840

During the three and six months ended June 30, 2015, the Company impaired a trademark for $3.7 million that was held in the Dental Consumable, Endodontics and Dental Laboratory Businesses segment which was recorded in “Restructuring and other costs” in the Consolidated Statements of Operations.

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment. The Court has rescheduled a hearing to January 2016 on plaintiffs’ class certification motion.

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

OVERVIEW

Highlights

•
For the three months ended June 30, 2015, the Company reported internal sales growth of 3.6% for the period, including 3.3% in the United States, 1.9% in Europe and 7.9% in the Rest of World region. Sales, excluding precious metal content, declined by 7.7%, including 10.9% of negative currency translation compared to the three months ended June 30, 2014.

•	Gross profit rate for the three months ended June 30, 2015 increased 110 basis points to 59.2% from 58.1% for the three months ended June 30, 2014.

•
Operating margin for the three months ended June 30, 2015 was 12.7% compared to 17.4% in the prior year quarter, reflecting operating improvements that were offset by charges associated with restructuring initiatives in the current period. Adjusted operating margin (a non-US GAAP measure) for the three months ended June 30, 2015 was 21.1%, a 180 basis point improvement from the prior year period.

•
On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment.

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

The Company also has a focus on maximizing operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these global efficiency initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20% as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved. Consistent with these efforts, the Company announced on May 22, 2015 that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. The realignment of the laboratory business is designed to increase emphasis on innovative prosthetics materials while exiting portions of the laboratory equipment and fabrication businesses.

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

Impact of Foreign Currencies and Interest Rates

Due to the international nature of DENTSPLY’s business, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With more than 60% of the Company’s net sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. This impact is anticipated to be significant in 2015 compared to 2014 due to a dramatic weakening of the euro in the latter half of 2014 and early 2015 and the strengthening of the Swiss franc in early 2015. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the March 31, 2015 quarter, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2015 COMPARED TO QUARTER ENDED JUNE 30, 2014

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

	Three Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Net sales	$698.0	$765.2	$(67.2)	(8.8%)
Less: precious metal content of sales	23.3	34.3	(11.0)	(32.1%)
Net sales, excluding precious metal content	$674.7	$730.9	$(56.2)	(7.7%)

Net sales, excluding precious metal content, for the three months ended June 30, 2015 were $674.7 million, a decrease of $56.2 million from the second quarter of 2014.  The change in net sales, excluding precious metal content, was primarily a result of 10.9% of unfavorable foreign currency translation. Excluding the impact of foreign currency translation, net sales, excluding precious metal content, grew 3.2%. Sales related to precious metal content declined 32.1% in the quarter, reflecting the continuing reduction in the use of precious metal alloys, which negatively impacts both the precious metal alloy and also the refinery product lines.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended June 30, 2015 compared with the three months ended June 30, 2014.

	Three Months Ended June 30, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	3.3%	1.9%	7.9%	3.6%
Net acquisition (divestiture) sales growth	(0.6%)	(0.4)%	(0.4%)	(0.4)%
Constant currency sales growth	2.7%	1.5%	7.5%	3.2%

United States

Net sales, excluding precious metal content, increased by 2.7% on a constant currency basis in the second quarter of 2015 as compared to the second quarter of 2014. Internal sales growth was 3.3% in the period, led by sales growth in dental consumable product categories.

Europe

Net sales, excluding precious metal content, increased by 1.5% on a constant currency sales growth basis in the second quarter of 2015 as compared to the first quarter of 2014. Internal sales growth was 1.9% in the period, primarily the result of sales growth in the dental specialty and dental consumables product categories partially offset by continued contraction in the CIS region and weaker sales of dental laboratory products.

Rest of World

Net sales, excluding precious metal content, increased by 7.5% on a constant currency sales growth basis in the second quarter of 2015 as compared to the second quarter of 2014. The increase in internal sales growth of 7.9% was led by the dental specialty product category.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Gross profit	$399.7	$424.5	$(24.8)	(5.8%)

Gross profit as a percentage of net sales, including precious metal content	57.3%	55.5%
Gross profit as a percentage of net sales, excluding precious metal content	59.2%	58.1%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 110 basis points for the quarter ended June 30, 2015 as compared to the same three month period ended June 30, 2014. The increase in the gross profit rate was primarily due to favorable product mix as well as favorable foreign currency transactions including the effects of the Company’s hedging program compared to the three months ended June 30, 2014.

Expenses

	Three Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$275.0	$296.1	$(21.1)	(7.1%)
Restructuring and other costs	38.9	1.2	37.7	NM

SG&A as a percentage of net sales, including precious metal content	39.4%	38.7%
SG&A as a percentage of net sales, excluding precious metal content	40.8%	40.5%
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, for the quarter ended June 30, 2015 increased 30 basis points compared to the quarter ended June 30, 2014. The increase was primarily due to higher professional fees during the current period related to the global efficiency initiative.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $38.9 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the June 2015 quarter, the Company recorded $31.0 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the three and six months ended June 30, 2015, the Company recorded restructuring costs of $2.7 million and $7.5 million, respectively, within the Healthcare, Orthodontic and Implant Businesses segment primarily related to the global efficiency initiative. The Company expects additional restructuring plans during 2015 primarily related to this initiative. Additional future costs expected to be incurred during the remainder of 2015 associated with enacted plans are estimated to range from $25 million to $30 million, primarily related to employee severance benefits. The Company estimates the future annual savings related to these plans will be in the range of $25 million and $32 million to be realized over the next three to five years. There is no assurance that future savings will be fully achieved.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2015	2014	Change

Net interest expense	$9.2	$10.1	$(0.9)
Other expense (income), net	(0.4)	0.6	(1.0)
Net interest and other expense	$8.8	$10.7	$(1.9)

Net Interest Expense

Net interest expense for the three months ended June 30, 2015 was $0.9 million lower compared to the three months ended June 30, 2014. The net decrease is a result of lower average debt levels in 2015 compared to the prior year period.

Other Expense (Income), Net

Other expense (income), net in the second quarter of 2015 was $1.0 million favorable compared to the three months ended June 30, 2014. Other expense (income), net in the second quarter of 2015 of $0.4 million is comprised primarily of $1.2 million of income on net investment hedges offset by $0.8 of currency transaction losses. Other expense (income), net in the three months ended June 30, 2014 of $0.6 million is comprised primarily of $0.2 million of interest and non-cash charges relating to fair value adjustments and $0.4 million of other expense.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2015	2014	$ Change

Effective income tax rate	32.2%	22.4%

Equity in net loss of unconsolidated affiliated company	$(8.2)	$(0.4)	$(7.8)

Net income attributable to DENTSPLY International	$44.1	$90.0	$(45.9)

Earnings per common share - diluted	$0.31	$0.62

Provision for Income Taxes

The Company’s effective tax rate for the second quarter of 2015 and 2014 was 32.2% and 22.4%, respectively. In the three months ended June 30, 2015, the Company recorded $3.1 million of tax expense related to prior year tax matters. In addition the Company’s effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the second quarter of 2015 included the net impact of restructuring, restructuring program related costs and other costs, amortization of purchased intangible assets, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $56.5 million and $5.7 million, respectively.

In the second quarter of 2014, the Company’s effective income tax rate included the net impact of amortization of purchased intangible assets, business combination related costs, income tax related adjustments, restructuring, restructuring program related costs and other costs and credit risk and fair value adjustments which impacted income before income taxes and the provision for income taxes by $13.5 million and $3.0 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $8.2 million and $0.4 million on an after-tax basis for the second quarter of 2015 and 2014, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the second quarter of 2015 was approximately $8.4 million. For the second quarter of 2014, the mark-to-market net income recorded through DIO’s net income was approximately $0.8 million.

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

	Three Months Ended June 30, 2015
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$44,099	$0.31
Restructuring, restructuring program related costs and other costs, net of tax	36,946	0.26
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	8,288	0.06
Amortization of purchased intangible assets, net of tax	7,644	0.05
Income tax related adjustments	5,037	0.04
Credit risk and fair value adjustments, net of tax	1,304	0.01
Adjusted non-US GAAP earnings	$103,318	$0.73

	Three Months Ended June 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$89,993	$0.62
Amortization of purchased intangible assets, net of tax	8,319	0.06
Income tax related adjustments	1,045	0.01
Restructuring, restructuring program related costs and other costs, net of tax	943	0.01
Business combination related costs, net of tax	380	—
Credit risk and fair value adjustments, net of tax	(177)	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(832)	(0.01)
Adjusted non-US GAAP earnings	$99,671	$0.69

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

	Three Months Ended
	June 30, 2015
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$85,801	12.7%
Restructuring, restructuring program related costs and other costs	43,873	6.5%
Amortization of purchased intangible assets	10,939	1.6%
Credit risk and fair value adjustments	2,006	0.3%
Adjusted non-US GAAP Operating Income	$142,619	21.1%

	Three Months Ended
	June 30, 2014
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$127,106	17.4%
Amortization of purchased intangible assets	11,961	1.6%
Restructuring, restructuring program related costs and other costs	1,280	0.2%
Business combination related costs	618	0.1%
Adjusted non-US GAAP Operating Income	$140,965	19.3%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$301.3	$320.0	$(18.7)	(5.8%)

Healthcare, Orthodontic and Implant Businesses	252.7	279.5	(26.8)	(9.6%)

Select Developed and Emerging Markets Businesses	120.7	131.4	(10.7)	(8.1%)

Segment Operating Income (Loss)

	Three Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$110.8	$118.0	$(7.2)	(6.1%)

Healthcare, Orthodontic and Implant Businesses	27.9	32.0	(4.1)	(12.8%)

Select Developed and Emerging Markets Businesses	(3.5)	(1.2)	(2.3)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $18.7 million, or 5.8% for the three months ended June 30, 2015 as compared to the same period in 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 1.5% as compared to 2014, led primarily by the Dental Consumables businesses.

Operating income decreased $7.2 million, for the three months ended June 30, 2015 as compared to 2014. The decrease in operating income was primarily the result of negative foreign currency translation and certain expense related to the Company’s restructuring programs offset by improved gross profit within the Dental Consumables and Endodontic businesses.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $26.8 million, or 9.6% for the three months ended June 30, 2015 compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 2.8% as compared to 2014 primarily led by the Implant and Healthcare businesses.

Operating income decreased $4.1 million or 12.8%, compared to 2014, primarily the result of the negative impact of foreign currency partially offset by operating improvements in the Implant and Healthcare businesses.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $10.7 million, or 8.1% for the three months ended June 30, 2015 as compared to 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 8.1% as compared to 2014. The increase is the result of positive growth in all businesses within the segment.

Operating income declined by $2.3 million during the three months ended June 30, 2015 as compared to 2014 primarily as a result of lower gross profit rates on sales due to foreign currency transaction impacts.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net Sales

	Six Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Net sales	$1,354.3	$1,495.3	$(141.0)	(9.4%)
Less: precious metal content of sales	48.1	75.3	(27.2)	(36.1%)
Net sales, excluding precious metal content	$1,306.2	$1,420.0	$(113.8)	(8.0)%

Net sales, excluding precious metal content, for the six months ended June 30, 2015 was $1,306.2 million, a decrease of $113.8 million or 8.0% compared to the six months ended June 30, 2014.  The change in net sales, excluding precious metal content, was a result of 10.2% from unfavorable foreign currency translation.  Excluding the impact of foreign currency translation, net sales, excluding precious metal content grew 2.2% compared to the six months ended June 30, 2014. Sales related to precious metal content declined 36% for the six month period, reflecting the continuing reduction in the use of precious metal alloys, which negatively impacts both the precious metal alloy and also the refinery product lines.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the six months ended June 30, 2015 compared with the six months ended June 30, 2014.

	Six Months Ended June 30, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	3.9%	0.4%	5.0%	2.5%
Net acquisition (divestiture) sales growth	(0.7)%	0.1%	(0.4)%	(0.3)%
Constant currency sales growth	3.2%	0.5%	4.6%	2.2%

United States

Net sales, excluding precious metal content, increased by 3.2% on a constant currency sales growth basis for the six months ended June 30, 2015 as compared to the same six month period of 2014. Internal sales growth was 3.9% for the six month period led by increased sales in the dental consumable product category.

Europe

Net sales, excluding precious metal content, increased by 0.5% on a constant currency sales growth basis for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Internal sales growth was 0.4% for the six month period led by increased sales in the dental specialty and dental consumable product categories, partially offset by continued contraction in the CIS region and weaker dental laboratory product sales.

Rest of World

Net sales, excluding precious metal content, increased by 4.6% on a constant currency sales growth basis for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Internal sales growth of 5.0% was led by the dental specialty products category.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Gross profit	$773.0	$818.7	$(45.7)	(5.6%)

Gross profit as a percentage of net sales, including precious metal content	57.1%	54.7%
Gross profit as a percentage of net sales, excluding precious metal content	59.2%	57.6%

Gross profit as a percentage of net sales, excluding precious metal content, increased 160 basis points for the six month period ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase in the gross profit rate was primarily due to favorable product mix as well as favorable foreign currency transactions including the effects of the Company’s hedging program compared to the six months ended June 30, 2014.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$545.2	$584.0	$(38.8)	(6.6%)
Restructuring and other costs	44.3	2.0	42.3	NM

SG&A as a percentage of net sales, including precious metal content	40.3%	39.1%
SG&A as a percentage of net sales, excluding precious metal content	41.7%	41.1%
NM - Not meaningful
SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased 60 basis points in the six months ended June 30, 2015 when compared to the same period ended June 30, 2014. The increase was primarily due to biennial trade shows and higher professional fees related to the operating margin improvement initiative in the current period.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $44.3 million for the six months ended June 30, 2015 compared to $2.0 million for the six months ended June 30, 2014. The increase of $42.3 million is related to restructuring plans discussed in the summary of results for the three months ended June 30, 2015.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2015	2014	Change

Net interest expense	$19.1	$19.6	$(0.5)
Other expense (income), net	0.2	1.0	(0.8)
Net interest and other expense	$19.3	$20.6	$(1.3)

Net Interest Expense

Net interest expense for the six months ended June 30, 2015 was $0.5 million lower compared to the six months ended June 30, 2014. The net decrease is a result of lower average debt levels in 2015 compared to the prior year period, partially offset by lower balance of cross currency basis swaps designated as net investment hedges generating lower interest income of $1.4 million versus the prior year six month period.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2015 was $0.8 million lower compared to the six months ended June 30, 2014. Other expense (income), net for the six months ended June 30, 2015 was $0.2 million, comprised of $0.9 million of net interest income net investment hedges, $0.5 million of currency transaction losses and $0.6 million of other expense. Other expense (income), net for the six months ended June 30, 2014 was $1.0 million, primarily consisting of $0.7 million of currency transaction losses.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2015	2014	$ Change

Effective income tax rate	26.6%	22.9%

Equity in net loss of unconsolidated affiliated company	$(12.5)	$(0.7)	$(11.8)

Net income attributable to DENTSPLY International	$108.1	$162.9	$(54.8)

Earnings per common share - diluted	$0.76	$1.13

Provision for Income Taxes

The Company’s effective tax rate for the six month period of 2015 and 2014 was 26.6% and 22.9%, respectively. In the six months ended June 30, 2015, the Company recorded $2.8 million of tax expense related to prior year tax matters. In addition, the Company’s effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first six months of 2015 includes the net impact of restructuring, restructuring program related costs and other costs, amortization of purchased intangible assets, credit risk and fair value adjustments, business combination related costs and income tax related adjustments, which impacted income before income taxes and the provision for income taxes by $77.6 million and $11.6 million, respectively.

In the first six months of 2014, the Company’s effective income tax rate included the net impact of amortization of purchased intangible assets, business combination related costs, restructuring, restructuring program related costs and other costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $29.1 million and $5.7 million, respectively.

Equity in net (loss) income of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $12.5 million and $0.7 million on an after-tax basis for the six months ended June 30, 2015 and 2014, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the first six months of 2015 was approximately $12.9 million. For the six months ended June 30, 2014, the mark-to-market net income recorded through DIO’s net income was approximately $1.1 million.

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

	Six Months Ended June 30, 2015
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$108,061	$0.76
Restructuring, restructuring program related costs and other costs, net of tax	41,406	0.29
Amortization of purchased intangible assets, net of tax	15,257	0.11
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	12,875	0.09
Income tax related adjustments	5,473	0.04
Credit risk and fair value adjustments, net of tax	3,280	0.02
Business combination related costs, net of tax	599	—
Adjusted non-US GAAP earnings	$186,951	$1.31

	Six Months Ended June 30, 2014
(in thousands, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$162,871	$1.13
Amortization of purchased intangible assets, net of tax	17,231	0.12
Income tax related adjustments	2,942	0.02
Business combination related costs, net of tax	2,346	0.02
Restructuring, restructuring program related costs and other costs, net of tax	1,588	0.01
Credit risk and fair value adjustments, net of tax	(801)	(0.01)
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1,035)	(0.01)
Adjusted non-US GAAP earnings	$185,142	$1.28

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

	Six Months Ended
	June 30, 2015
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$183,510	14.0%
Restructuring, restructuring program related costs and other costs	50,313	3.8%
Amortization of purchased intangible assets	21,845	1.7%
Credit risk and fair value adjustments	4,031	0.3%
Business combination related costs	788	0.1%
Adjusted non-US GAAP Operating Income	$260,487	19.9%

	Six Months Ended
	June 30, 2014
(in thousands, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$232,676	16.4%
Amortization of purchased intangible assets	24,536	1.7%
Business combination related costs	3,553	0.2%
Restructuring, restructuring program related costs and other costs	2,189	0.2%
Adjusted non-US GAAP Operating Income	$262,954	18.5%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$593.4	$625.1	$(31.7)	(5.1%)

Healthcare, Orthodontic and Implant Businesses	488.5	543.7	(55.2)	(10.2%)

Select Developed and Emerging Markets Businesses	224.4	251.3	(26.9)	(10.7%)

Segment Operating Income (Loss)

	Six Months Ended
	June 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$214.2	$224.7	$(10.5)	(4.7%)

Healthcare, Orthodontic and Implant Businesses	54.4	56.6	(2.2)	(3.9)%

Select Developed and Emerging Markets Businesses	(7.4)	(2.5)	(4.9)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $31.7 million, or 5.1% for the six months ended June 30, 2015 compared to the same period in 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 1.9% as compared to the same period in 2014 as a result of sales growth in the dental consumable product businesses.

Operating income decreased $10.5 million for the six months ended June 30, 2015 compared to 2014. The decrease in operating income was primarily the result of decreased sales.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $55.2 million, or 10.2% for the six months ended June 30, 2015 compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 1.8% as compared to the same period in 2014 due to increased sales growth in the Healthcare and Implants businesses.

Operating income decreased $2.2 million compared to the same period in 2014. Gross profit rate improvements in the Implant and Healthcare businesses were more than offset by foreign currency translation.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $26.9 million, or 10.7% for the six months ended June 30, 2015 compared to 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 3.9% when compared to the same period of 2014.  The increase was led by strong growth in Asia and Latin America.

Operating income decreased $4.9 million during the six months ended June 30, 2015 compared to 2014 primarily as a result of lower gross profit rates in all businesses due to foreign currency transaction impacts.

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

The performance of the Company's 2015 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“ WACC”) rates utilized in the 2015 analysis ranged from 7.6% to 12.5%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2015, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2015, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2015, three reporting units, one reporting unit within each of the Company’s three segments, would have a fair value that would approximate net book value. Goodwill for the reporting unit within the Healthcare, Orthodontic and Implant Businesses segment totals $62.4 million at June 30, 2015. Goodwill for the reporting unit within the Dental Consumables, Endodontic and Dental Laboratory Businesses segment totals $120.0 million. Goodwill for the reporting unit within the Select Developed and Emerging Markets Businesses segment totals $16.0 million. To the extent that future operating results of the reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company’s 2015 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2015, the fair value of these assets would still exceed their book value.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2015

Cash flow from operating activities during the six months ended June 30, 2015 was $211.2 million compared to $220.2 million during the six months ended June 30, 2014. The year over year decrease in the first six months’ cash from operations of $9.0 million was primarily related to working capital changes in accounts receivable, accrued liabilities and income taxes, offset partially by improvements in inventory and net income, after adjusting for non cash items. The Company’s cash and cash equivalents decreased by $55.2 million to $96.5 million during the six months ended June 30, 2015, which were used to fund debt repayments.

For the six months ended June 30, 2015, the number of days of sales outstanding in accounts receivable increased by three days to 58 days as compared to 55 days at December 31, 2014. On a constant currency basis, the number of days of sales in inventory increased by two days to 115 days at June 30, 2015 as compared to 113 days at December 31, 2014.

The cash outflows for investing activities during the first six months of 2015 included capital expenditures of $34.1 million and the purchase of minority shares in a business for $80.4 million. The Company expects capital expenditures to be in the range of approximately $90.0 million to $100.0 million for the full year 2015.

At June 30, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 1.9 million shares during the first six months of 2015 for $99.0 million. As of June 30, 2015, the Company held 23.0 million shares of treasury stock. The Company received proceeds of $18.8 million as a result of the exercise of 0.6 million of stock options during the six months ended June 30, 2015.

The Company's total borrowings decreased by a net $66.5 million during the six months ended June 30, 2015, which includes an increase of $2.1 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2015, the Company's ratio of total net debt to total capitalization was 32.2% compared to 32.3% at December 31, 2014. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2015 the Company paid the second required payment of $100.0 million under the Private Placement Notes due February 2016 by issuing commercial paper. The final required payment of $75.0 million under the Private Placement Notes is due in February 2016 and has been classified as current on the Consolidated Balance Sheet.

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

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2019, and up to $452.0 million through July 23, 2020. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2015, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At June 30, 2015, outstanding borrowings were $30.0 million under the multi-currency revolving facility.

The Company also has access to $62.1 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2015, the Company had $6.0 million outstanding under these short-term lines of credit. At June 30, 2015, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $526.0 million.

At June 30, 2015, the Company held $58.5 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At June 30, 2015, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The

Company intends to finance the current portion of long-term debt due in 2015 utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended June 30, 2015 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended June 30, 2015, the Company had the following activity with respect to this repurchase program:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

April 1, 2015 to April 30, 2015	76.1	$50.87	$3,870.1	11,039.2
May 1, 2015 to May 31, 2015	55.9	51.77	2,895.2	11,032.8
June 1, 2015 to June 30, 2015	68.2	52.49	3,582.4	11,032.8
	200.2	$51.68	$10,347.7

Item 6 – Exhibits

Exhibit Number	Description
3.2	By-Laws Amended and Restated
4.3 (a)	First Amendment to the $500.0 Million Credit Agreement dated as of July 23, 2014 between the Company and the Subsidiary Borrowers party thereto
10.3	Restricted Stock Unit Deferral Plan
10.14	Board of Directors Compensation Arrangement
10.20	2010 Equity Incentive Plan, Amended and Restated
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the duly authorized undersigned.

DENTSPLY International Inc.

/s/	Bret W. Wise	July 30, 2015
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	July 30, 2015
	Christopher T. Clark	Date
President and
Chief Financial Officer