Form 10-Q
period 2015-09-30
DENTSPLY INTERNATIONAL INC /DE/
filed 2015-10-30
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
October 27, 2015, DENTSPLY International Inc. had 139,866,493 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY International Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$648.9	$708.2	$2,003.2	$2,203.6
Cost of products sold	279.4	320.1	860.7	996.9

Gross profit	369.5	388.1	1,142.5	1,206.7
Selling, general and administrative expenses	264.3	276.0	809.5	859.9
Restructuring and other costs	6.6	2.5	50.9	4.5

Operating income	98.6	109.6	282.1	342.3

Other income and expenses:
Interest expense	9.6	12.7	30.1	35.4
Interest income	(0.4)	(1.4)	(1.8)	(4.6)
Other expense (income), net	(3.8)	0.8	(3.6)	1.8

Income before income taxes	93.2	97.5	257.4	309.7
Provision for income taxes	19.6	21.2	63.2	69.9
Equity in net income (loss) of unconsolidated affiliated company	10.8	(1.0)	(1.7)	(1.6)

Net income	84.4	75.3	192.5	238.2
Less: Net (loss) income attributable to noncontrolling interests	(0.1)	—	(0.1)	0.1

Net income attributable to DENTSPLY International	$84.5	$75.3	$192.6	$238.1

Earnings per common share:
Basic	$0.60	$0.53	$1.38	$1.68
Diluted	$0.59	$0.52	$1.35	$1.65

Weighted average common shares outstanding:
Basic	139.8	141.8	140.0	141.9
Diluted	142.4	144.3	142.5	144.3

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$84.4	$75.3	$192.5	$238.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37.7)	(198.6)	(150.6)	(227.3)
Net gain on derivative financial instruments	1.1	35.9	9.0	38.1
Net unrealized holding (loss) gain on available-for-sale securities	(78.8)	3.6	(8.5)	(0.2)
Pension liability adjustments	2.9	3.8	4.3	5.0
Total other comprehensive income (loss), net of tax	(112.5)	(155.3)	(145.8)	(184.4)

Total comprehensive income	(28.1)	(80.0)	46.7	53.8

Less: Comprehensive (loss) income attributable
to noncontrolling interests	—	(0.3)	0.5	(0.4)

Comprehensive (loss) income attributable to
DENTSPLY International	$(28.1)	$(79.7)	$46.2	$54.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$236.4	$151.6
Accounts and notes receivables-trade, net	429.8	426.6
Inventories, net	361.3	387.1
Prepaid expenses and other current assets, net	180.6	241.7

Total Current Assets	1,208.1	1,207.0

Property, plant and equipment, net	555.2	588.9
Identifiable intangible assets, net	600.4	670.8
Goodwill, net	1,984.3	2,089.3
Other noncurrent assets, net	54.2	90.5

Total Assets	$4,402.2	$4,646.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$137.5	$132.6
Accrued liabilities	309.1	379.2
Income taxes payable	33.6	29.0
Notes payable and current portion of long-term debt	453.2	111.8

Total Current Liabilities	933.4	652.6

Long-term debt	701.9	1,150.1
Deferred income taxes	152.9	165.6
Other noncurrent liabilities	332.5	356.0

Total Liabilities	2,120.7	2,324.3

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued at September 30, 2015 and December 31, 2014	1.6	1.6
Capital in excess of par value	232.0	221.7
Retained earnings	3,542.7	3,380.7
Accumulated other comprehensive loss	(587.5)	(441.1)
Treasury stock, at cost, 23.0 million and 21.9 million shares at September 30, 2015 and December 31, 2014, respectively	(908.7)	(841.6)
Total DENTSPLY International Equity	2,280.1	2,321.3

Noncontrolling interests	1.4	0.9

Total Equity	2,281.5	2,322.2

Total Liabilities and Equity	$4,402.2	$4,646.5
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:

Net income	$192.5	$238.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.6	63.1
Amortization	32.8	36.4
Amortization of deferred financing costs	3.3	3.5
Deferred income taxes	39.2	4.6
Share-based compensation expense	19.5	19.9
Restructuring and other costs - non-cash	37.8	—
Stock option income tax benefit	(10.0)	(0.4)
Equity in net loss from unconsolidated affiliates	1.7	1.6
Other non-cash income	(10.0)	3.6
Loss on disposal of property, plant and equipment	0.6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(27.9)	(30.9)
Inventories, net	10.1	(5.7)
Prepaid expenses and other current assets, net	(7.0)	(12.4)
Other noncurrent assets, net	4.1	0.3
Accounts payable	11.2	1.9
Accrued liabilities	4.6	7.6
Income taxes	(7.2)	27.9
Other noncurrent liabilities	14.1	8.5

Net cash provided by operating activities	371.0	367.7

Cash flows from investing activities:

Capital expenditures	(51.7)	(73.0)
Cash paid for acquisitions of businesses, net of cash acquired	(3.3)	(2.0)
Cash received from sale of business or product line	—	1.4
Cash received on derivatives contracts	22.4	4.9
Cash paid on derivatives contracts	(0.8)	(4.9)
Expenditures for identifiable intangible assets	—	(1.3)
Purchase of short-term investments	—	(2.3)
Liquidation of short-term investments	—	1.1
Proceeds from redemption of Corporate Bonds	47.7	—
Purchase of Company-owned life insurance policies	(1.4)	(0.9)
Proceeds from sale of property, plant and equipment, net	0.3	0.6

Net cash provided by (used in) investing activities	13.2	(76.4)

Cash flows from financing activities:

Increase (decrease) in short-term borrowings	0.9	(99.8)
Cash paid for treasury stock	(112.7)	(70.8)
Cash dividends paid	(29.9)	(27.9)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	(80.4)	—
Proceeds from long-term borrowings	—	114.1
Repayments on long-term borrowings	(109.1)	(199.0)
Proceeds from exercised stock options	27.2	18.7
Excess tax benefits from share-based compensation	10.0	0.4

Net cash used in financing activities	(294.0)	(264.3)

Effect of exchange rate changes on cash and cash equivalents	(5.4)	(4.3)

Net increase in cash and cash equivalents	84.8	22.7

Cash and cash equivalents at beginning of period	151.6	75.0

Cash and cash equivalents at end of period	$236.4	$97.7
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1.6	$255.3	$3,095.7	$(69.1)	$(748.5)	$2,535.0	$42.9	$2,577.9

Net income	—	—	238.1	—	—	238.1	0.1	238.2

Other comprehensive loss	—	—	—	(178.5)	—	(178.5)	(0.4)	(178.9)

Acquisition of noncontrolling interest	—	(35.8)	—	(5.5)	—	(41.3)	(41.4)	(82.7)
Exercise of stock options	—	(3.3)	—	—	22.0	18.7	—	18.7
Tax benefit from stock options exercised	—	0.4	—	—	—	0.4	—	0.4
Share based compensation expense	—	19.9	—	—	—	19.9	—	19.9
Funding of Employee Stock Ownership Plan	—	1.5	—	—	4.4	5.9	—	5.9
Treasury shares purchased	—	—	—	—	(70.7)	(70.7)	—	(70.7)
RSU distributions	—	(11.2)	—	—	6.9	(4.3)	—	(4.3)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.19875 per share)	—	—	(28.2)	—	—	(28.2)	—	(28.2)
Balance at September 30, 2014	$1.6	$227.0	$3,305.4	$(253.1)	$(785.9)	$2,495.0	$1.2	$2,496.2

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	192.6	—	—	192.6	(0.1)	192.5

Other comprehensive (loss) gain	—	—	—	(146.4)	—	(146.4)	0.6	(145.8)

Exercise of stock options	—	(6.2)	—	—	33.2	27.0	—	27.0
Tax benefit from stock options exercised	—	10.0	—	—	—	10.0	—	10.0
Share based compensation expense	—	19.4	—	—	—	19.4	—	19.4
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.7	4.8	—	4.8
Treasury shares purchased	—	—	—	—	(112.7)	(112.7)	—	(112.7)
RSU distributions	—	(14.3)	—	—	8.7	(5.6)	—	(5.6)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.21750 per share)	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Balance at September 30, 2015	$1.6	$232.0	$3,542.7	$(587.5)	$(908.7)	$2,280.1	$1.4	$2,281.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY International Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the United States Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY International Inc. and Subsidiaries (“DENTSPLY” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s most recent Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K, as for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015, except as may be indicated below:

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $10.0 million at September 30, 2015 and $8.8 million at December 31, 2014.

Marketable Securities

The Company’s marketable securities consisted of DIO Corporation (“DIO”) corporate convertible bonds that were classified as available-for-sale in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as the instruments were to mature in December 2015. Changes in the fair value of the bonds were reported in accumulated other comprehensive income (“AOCI”).

During the three months ended September 30, 2015, the Company sold the convertible bonds at face value for $47.7 million. As a result of the sale, the Company recorded an unrealized holding loss, net of tax, of $4.8 million for the nine months ended September 30, 2015, in the Consolidated Statements of Comprehensive Income. The fair value of the convertible bonds was $57.7 million at December 31, 2014 and included a cumulative unrealized holding gain of $8.5 million on available-for-sale securities, net of tax, which was recorded in AOCI.

As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. Subsequent to September 30, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. The Company will begin accounting for the remaining direct investment using the cost-basis method of accounting effective in the fourth quarter of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company expects to adopt this accounting standard for the quarter ended March 31, 2018. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The proposal was approved on July 9, 2015. The Company is currently assessing the impact that ASU No. 2014-09 may have on their financial positions, results of operations, cash flows and disclosures, as well as, the transition method they will use to adopt the guidance.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This newly issued accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. Retrospective application is required. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard during the second quarter of 2015, applying retrospective application to the periods presented below. The following is a summary of the adjustment to the financial statement line items impacted by this accounting update:

December 31, 2014
(in millions)	As Reported
Consolidated Balance Sheet Line Item	Balance	Adjustment	Adjusted Balance
Other noncurrent assets, net	$94.3	$(3.8)	$90.5
Notes payable and current portion of long-term debt	112.8	(1.0)	111.8
Long-term debt	1,152.9	(2.8)	1,150.1

March 31, 2015
(in millions)	As Reported
Consolidated Balance Sheet Line Item	Balance	Adjustment	Adjusted Balance
Other noncurrent assets, net	$61.3	$(3.6)	$57.7
Notes payable and current portion of long-term debt	247.6	(0.9)	246.7
Long-term debt	1,078.8	(2.6)	1,076.2

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This newly issued accounting standard requires that an entity measure inventory at the lower of cost or net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the Last In First Out (“LIFO”) and retail inventory methods of accounting for inventory. The amendments in this standard are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Prospective application is required for presentation purposes. The adoption of this standard is not expected to impact the Company’s financial position or results of operations.

In September 2015, the FASB issued 2015-16, “Simplifying Accounting for Measurement Period Adjustments.” This newly issued accounting standard seeks to simplify the accounting related to Business Combinations. Current US GAAP requires retrospective adjustment for provisional amounts recognized during the measurement periods when facts and circumstances that existed at the measurement date, if known, would have affected the measurement of the accounts initially recognized. This standard eliminates the requirement for retrospective adjustments and requires adjustments to the Financial Statements as needed in current period earnings for the full effect of changes. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2015 and is not permitted to be adopted retrospectively. As such, the Company will incorporate this standard into the accounting and reporting for all future business combinations that take place once the standard becomes effective.
NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Stock option expense	$2.3	$2.2	$6.0	$6.6
RSU expense	5.1	4.0	12.5	12.1
Total stock based compensation expense	$7.4	$6.2	$18.5	$18.7

Total related tax benefit	$2.1	$1.6	$5.5	$5.1

For the three and nine months ended September 30, 2015, stock compensation expense of $7.4 million and $18.5 million, respectively, of which, $7.1 million and $18.0 million, respectively, was recorded in Selling, general and administrative expense and $0.3 million and $0.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2014, stock compensation expense of $6.2 million and $18.7 million, respectively, of which, $6.0 million and $18.2 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statement of Operations.

At September 30, 2015, the remaining unamortized compensation cost related to non-qualified stock options is $11.5 million, which will be expensed over the weighted average remaining vesting period of the options, or approximately 1.5 years. At September 30, 2015, the unamortized compensation cost related to RSU is $24.8 million, which will be expensed over the weighted average remaining restricted period of the RSU, or approximately 1.3 years.

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended September 30, 2015, foreign currency translation adjustments included currency translation gains of $2.3 million and gains on the Company’s loans designated as hedges of net investments of $0.5 million.  During the quarter ended September 30, 2014, foreign currency translation adjustments included currency translation gains of $201.8 million and gains of $9.0 million on the Company’s loans designated as hedges of net investments.  During the nine months ended September 30, 2015, foreign currency translation adjustments included currency translation losses of $150.4 million and losses on the Company’s loans designated as hedges of net investments of $0.8 million. During the nine months ended September 30, 2014, foreign currency translation adjustments included currency translation gains of $227.2 million and gains on the Company’s loans designated as hedges of net investments of $5.9 million. These amounts are recorded in AOCI, net of any related tax adjustments. At September 30, 2015 and December 31, 2014, these tax adjustments were $185.5 million and $195.4 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $267.5 million and $117.1 million at September 30, 2015 and December 31, 2014, respectively, and losses on loans designated as hedges of net investments of $96.2 million and $95.4 million, respectively.  These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2015 and 2014:

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive income (loss) before reclassifications	(151.2)	15.4	4.4	(4.8)	—	(136.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.8)	—	(3.7)	4.3	(10.2)
Net (decrease) increase in other comprehensive income	(151.2)	4.6	4.4	(8.5)	4.3	(146.4)

Balance at September 30, 2015	$(363.7)	$(6.2)	$(108.3)	$—	$(109.3)	$(587.5)

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2013	$141.0	$(21.8)	$(151.1)	$12.7	$(49.9)	$(69.1)
Other comprehensive income (loss) before reclassifications	(221.3)	4.5	27.5	(0.2)	3.6	(185.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6.0	—	—	1.4	7.4
Net (decrease) increase in other comprehensive income	(221.3)	10.5	27.5	(0.2)	5.0	(178.5)
Foreign currency translation related to acquisition of noncontrolling interests	(5.5)	—	—	—	—	(5.5)
Balance at September 30, 2014	$(85.8)	$(11.3)	$(123.6)	$12.5	$(44.9)	$(253.1)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended September 30,
	2015	2014

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(1.1)	$(1.0)	Interest expense
Foreign exchange forward contracts	3.8	(2.2)	Cost of products sold
Foreign exchange forward contracts	0.1	—	SG&A expenses
	2.8	(3.2)	Net gain (loss) before tax
	(0.2)	1.3	Tax (expense) benefit
	$2.6	$(1.9)	Net of tax

Net unrealized holding gain (loss) on available-for-sale securities:
Available-for-sale securities	$(5.1)	$—	Other expense (income), net
	1.4	—	Tax expense
	$(3.7)	$—	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$—	$—	(a)
Amortization of net actuarial losses	(2.0)	(0.7)	(a)
	(2.0)	(0.7)	Net loss before tax
	0.6	0.2	Tax benefit
	$(1.4)	$(0.5)	Net of tax

Total reclassifications for the period	$1.2	$(2.4)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended September 30, 2015 and 2014 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Nine Months Ended September 30,
	2015	2014

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(3.1)	$(2.8)	Interest expense
Foreign exchange forward contracts	14.5	(5.5)	Cost of products sold
Foreign exchange forward contracts	0.5	(0.2)	SG&A expenses
Commodity contracts	(0.3)	(0.5)	Cost of products sold
	11.6	(9.0)	Net gain (loss) before tax
	(0.8)	3.0	Tax (expense) benefit
	$10.8	$(6.0)	Net of tax

Net unrealized holding gain (loss) on available-for-sale securities:
Available-for-sale securities	$(5.1)	$—	Other expense (income), net
	1.4	—	Tax expense
	$(3.7)	$—	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(6.1)	(2.1)	(a)
	(6.0)	(2.0)	Net loss before tax
	1.7	0.6	Tax benefit
	$(4.3)	$(1.4)	Net of tax

Total reclassifications for the period	$6.5	$(7.4)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2015 and 2014 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2015	2014	2015	2014

Net income attributable to DENTSPLY International	$84.5	$75.3	$192.6	$238.1

Weighted average common shares outstanding	139.8	141.8	140.0	141.9

Earnings per common share - basic	$0.60	$0.53	$1.38	$1.68

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income attributable to DENTSPLY International	$84.5	$75.3	$192.6	$238.1

Weighted average common shares outstanding	139.8	141.8	140.0	141.9
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	2.6	2.5	2.5	2.4
Total weighted average diluted shares outstanding	142.4	144.3	142.5	144.3

Earnings per common share - diluted	$0.59	$0.52	$1.35	$1.65

The calculation of weighted average diluted common shares outstanding excludes stock options and RSU of 0.8 million and 1.0 million shares of common stock that were outstanding during the three and nine months ended September 30, 2015, respectively, because their effect would be antidilutive. There were 0.9 million and 1.2 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2014, respectively.

NOTE 5 – BUSINESS COMBINATIONS

Effective January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one variable interest entity. The Company paid this obligation during the first quarter of 2015.

On September 15, 2015, the Company and Sirona Dental Systems, Inc. (“Sirona”) announced that the Board of Directors of both companies had unanimously approved a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which the companies will combine in an all-stock merger of equals. Sirona develops, manufactures and markets several lines of dental products including CAD/CAM restoration systems, digital intra-oral, panoramic and 3D imaging systems, dental treatment centers and instruments. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company will merge with and into Sirona, with Sirona surviving as a wholly-owned subsidiary of the Company. Upon completion of the merger, the Company's name will be changed to DENTSPLY SIRONA Inc. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of common stock of the Company, with cash paid in lieu of any fractional shares of common stock of the Company that a Sirona stockholder would otherwise have been entitled to receive.

The Merger Agreement contains certain termination rights for both the Company and Sirona, including if the merger is not consummated on or before March 15, 2016 (which is subject to extension under certain circumstances but generally not beyond December 15, 2016) and if the approval of the stockholders of either the Company or Sirona is not obtained.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by the Company or Sirona as a result of an adverse change in the recommendation of the other party’s board of directors, (i) the Company may be required to pay a termination fee of $280.0 million to Sirona and Sirona may be required to pay a termination fee of $205.0 million to the Company and (ii) either company may be required to reimburse the other company for merger-related expenses of up to $15.0 million.

The transaction, which is expected to be completed in the first quarter of 2016, is subject to the receipt of regulatory approvals and other customary closing conditions, including the approval of shareholders of both DENTSPLY and Sirona. For additional information related to the merger refer to the Company's Registration Statement on Form S-4 which was filed with the SEC on October 29, 2015.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental and certain healthcare products and geographic regions, primarily serving the professional dental market. Professional dental products represented approximately 88% of net sales for both the three and nine months ended September 30, 2015 and 2014.

The operating businesses are combined into operating groups, which generally have overlapping product offerings, geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in the Company’s most recently filed Form 10-K, as revised on Form 8-K filed October 28, 2015, in the summary of significant accounting policies. The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, and this is considered a non-US GAAP measure. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company defines segment income as net operating income after the assignment of certain direct corporate costs and before restructuring and other costs, interest expense, interest income, other expense (income), net and provision for income taxes. A description of the products and services provided within each of the Company’s three reportable segments is provided below.

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

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2015 and 2014:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$306.4	$323.7	$934.0	$1,009.2
Healthcare, Orthodontic and Implant Businesses	226.2	246.7	715.1	790.9
Select Developed and Emerging Markets Businesses	116.3	137.8	354.1	403.5
Total net sales	$648.9	$708.2	$2,003.2	$2,203.6

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$292.7	$304.3	$886.1	$929.4
Healthcare, Orthodontic and Implant Businesses	226.1	246.6	714.6	790.3
Select Developed and Emerging Markets Businesses	110.5	130.7	334.9	382.0
Total net sales, excluding precious metal content	629.3	681.6	1,935.6	2,101.7
Precious metal content of sales	19.6	26.6	67.6	101.9
Total net sales, including precious metal content	$648.9	$708.2	$2,003.2	$2,203.6

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$82.8	$83.6	$256.0	$266.7
Healthcare, Orthodontic and Implant Businesses	2.0	1.2	5.3	5.7
Select Developed and Emerging Markets Businesses	3.4	3.4	9.7	9.7
All Other (a)	51.8	58.8	161.5	182.0
Eliminations	(140.0)	(147.0)	(432.5)	(464.1)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Operating Income (Loss)

	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$107.9	$100.8	$322.1	$325.6
Healthcare, Orthodontic and Implant Businesses	28.0	26.9	82.5	83.5
Select Developed and Emerging Markets Businesses	(3.3)	(1.7)	(10.7)	(4.2)
Segment operating income	132.6	126.0	393.9	404.9

Reconciling Items (income) expense:
All Other (b)	27.4	13.9	60.9	58.1
Restructuring and other costs	6.6	2.5	50.9	4.5
Interest expense	9.6	12.7	30.1	35.4
Interest income	(0.4)	(1.4)	(1.8)	(4.6)
Other expense (income), net	(3.8)	0.8	(3.6)	1.8
Income before income taxes	$93.2	$97.5	$257.4	$309.7
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in millions)	September 30, 2015	December 31, 2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,333.9	$1,358.0
Healthcare, Orthodontic and Implant Businesses	2,457.2	2,655.6
Select Developed and Emerging Markets Businesses	348.0	369.8
All Other (c)	263.1	263.1
Total	$4,402.2	$4,646.5
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2015 and December 31, 2014 were $8.7 million and $6.3 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2015 and December 31, 2014 by $6.4 million and $6.1 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	September 30, 2015	December 31, 2014

Finished goods	$236.9	$253.3
Work-in-process	52.9	58.4
Raw materials and supplies	71.5	75.4
Inventories, net	$361.3	$387.1

The inventory valuation reserves were $37.6 million and $34.1 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and nine months ended September 30, 2015 and 2014:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Service cost	$4.3	$3.4	$13.0	$10.5
Interest cost	1.8	2.7	5.5	8.5
Expected return on plan assets	(1.3)	(1.3)	(4.1)	(4.1)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	1.9	0.6	5.9	2.0
Net periodic benefit cost	$6.7	$5.4	$20.2	$16.8

Other Postemployment Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2015	2014	2015	2014

Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	0.1	0.1	0.5	0.4
Amortization of net actuarial loss	0.1	—	0.1	—
Net periodic benefit cost	$0.3	$0.2	$0.9	$0.6

The following sets forth the information related to the contributions to the Company’s benefit plans for 2015:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through September 30, 2015	$8.0	$0.3
Projected contributions for the remainder of the year	3.5	0.3
Total projected contributions	$11.5	$0.6

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2015, the Company recorded net restructuring costs and other costs of $6.6 million and $50.9 million, respectively. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the nine months ended September 2015 , the Company recorded $34.0 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the nine months ended September 30, 2015, the Company recorded restructuring costs of $10.2 million within the Healthcare, Orthodontic and Implant Businesses segment primarily related to the global efficiency initiative During the three and nine months ended September 30, 2014, the Company recorded net restructuring and other costs of $2.5 million and $4.5 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At September 30, 2015, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$0.9	$5.1	$—	$6.0
Provisions	0.1	0.5	44.8	45.4
Amounts applied	(0.6)	(3.4)	(11.3)	(15.3)
Change in estimates	(0.1)	(0.2)	(1.3)	(1.6)
Balance at September 30, 2015	$0.3	$2.0	$32.2	$34.5

	Lease/Contract Terminations
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$0.5	$1.7	$—	$2.2
Provisions	—	—	1.1	1.1
Amounts applied	(0.2)	(0.5)	(0.4)	(1.1)
Change in estimates	—	—	—	—
Balance at September 30, 2015	$0.3	$1.2	$0.7	$2.2

	Other Restructuring Costs
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$—	$1.1	$—	$1.1
Provisions	—	0.2	2.6	2.8
Amounts applied	—	(0.8)	(1.9)	(2.7)
Change in estimate	—	(0.1)	—	(0.1)
Balance at September 30, 2015	$—	$0.4	$0.7	$1.1

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2014	Provisions	Amounts Applied	Change in Estimates	September 30, 2015

Dental Consumables, Endodontic and Dental Laboratory Businesses	$5.3	$34.7	$(10.2)	$(1.0)	$28.8
Healthcare, Orthodontic and Implant Businesses	3.8	11.7	(8.1)	(0.7)	6.7
Select Developed and Emerging Markets Businesses	0.1	1.1	(0.4)	—	0.8
All Other	0.1	1.8	(0.4)	—	1.5
Total	$9.3	$49.3	$(19.1)	$(1.7)	$37.8

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2015 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$330.1	$246.6
Interest rate swaps	171.3	66.7
Commodity contracts	1.2	1.0
Total derivative instruments designated as cash flow hedges	$502.6	$314.3

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Other expense (income), net” in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, and Swiss francs.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At September 30, 2015, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.2% for an initial term of five years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 0.7% for an initial term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

Commodity Risk Management

The Company enters into precious metal commodity swap contracts to effectively fix certain variable raw material costs typically for up to 18 months. These swaps are used to stabilize the cost of components used in the production of certain products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in “Interest expense” in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2015 and 2014:

September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(2.9)	Cost of products sold	3.8	—
Foreign exchange forward contracts	—	SG&A expenses	0.1	—
Commodity contracts	(0.2)	Cost of products sold	—	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total in cash flow hedging	$(3.2)		$2.8	$(0.5)

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$0.3	Interest expense	$(1.0)	$—
Foreign exchange forward contracts	7.5	Cost of products sold	(2.2)	—
Foreign exchange forward contracts	0.3	SG&A expenses	—	—
Commodity contracts	(0.3)	Cost of products sold	—	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(1.0)
Total for cash flow hedging	$7.8		$(3.2)	$(1.0)

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2015 and 2014:

September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.4)	Interest expense	$(3.1)	$—
Foreign exchange forward contracts	19.1	Cost of products sold	14.5	—
Foreign exchange forward contracts	0.3	SG&A expenses	0.5	—
Commodity contracts	(0.2)	Cost of products sold	(0.3)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$17.8		$11.6	$(0.3)

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(2.8)	$—
Foreign exchange forward contracts	3.9	Cost of products sold	(5.5)	—
Foreign exchange forward contracts	0.3	SG&A expenses	(0.2)	—
Commodity contracts	(0.1)	Cost of products sold	(0.5)	—
Total for cash flow hedging	$3.9		$(9.0)	$—

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At September 30, 2015, the Company expects to reclassify $3.3 million of deferred net gains on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure . The derivative instruments consist of foreign exchange forward contracts and cross currency basis swaps. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at September 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$409.9	$226.2

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2015 and 2014:

September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$9.5	Other expense (income), net	$2.0
Total for net investment hedging	$9.5		$2.0

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$22.4	Interest income	$0.5
		Interest expense	(1.7)
Foreign exchange forward contracts	21.2	Other expense (income), net	0.5
Total for net investment hedging	$43.6		$(0.7)

The following table summarizes the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statement of Operations related to the hedges of net investments for the nine months ended September 30, 2015 and 2014:

September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$6.1	Other expense (income), net	$2.8
Total for net investment hedging	$6.1		$2.8

September 30, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$19.3	Interest income	$1.9
		Interest expense	(1.6)
Foreign exchange forward contracts	25.5	Other expense (income), net	0.7
Total for net investment hedging	$44.8		$1.0

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company has U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate for an initial term of five years, ending February 2016. The notional value of the swaps will decline proportionately as portions of the PPN mature. These interest rate swaps are designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company will carry the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the Consolidated Statements of Operations. Any cash flows associated with these instruments are included in operating activities in the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at September 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Interest rate swaps	$45.0	$45.0

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and nine months ended September 30, 2015 and 2014:

	Consolidated Statements of Operations Location
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2015	2014	2015	2014

Interest rate swaps	Interest expense	$0.1	$(0.1)	$0.2	$0.1

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in “Other expense (income), net” in the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities in the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case the cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$428.5	$423.3
Interest rate swaps	2.0	0.8
Total for instruments not designated as hedges	$430.5	$424.1

The Company had a Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge matured during the second quarter of 2015 to coincide with the repayment of the note.

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2015 and 2014:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended September 30,
(in millions)		2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$(4.1)	$36.8
Cross currency basis swaps (a)	Other expense (income), net	—	(40.6)
Total for instruments not designated as hedges		$(4.1)	$(3.8)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” in the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Nine Months Ended September 30,
(in millions)		2015	2014

Foreign exchange forward contracts (a)	Other expense (income), net	$3.7	$31.6
DIO equity option contracts	Other expense (income), net	0.1	(0.2)
Cross currency basis swaps (a)	Other expense (income), net	(1.8)	(43.8)
Total for instruments not designated as hedges		$2.0	$(12.4)
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” in the Consolidated Statements of Operations.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at September 30, 2015 and December 31, 2014:

	September 30, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$25.4	$4.7	$1.1	$1.1
Commodity contracts	—	—	0.2	—
Interest rate swaps	0.2	—	1.4	0.1
Total	$25.6	$4.7	$2.7	$1.2

Not Designated as Hedges

Foreign exchange forward contracts	$5.1	$—	$4.1	$—
Total	$5.1	$—	$4.1	$—

	December 31, 2014
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$28.1	$12.5	$2.7	$1.7
Commodity contracts	—	—	0.2	—
Interest rate swaps	0.6	0.1	0.6	0.4
Total	$28.7	$12.6	$3.5	$2.1

Not Designated as Hedges

Foreign exchange forward contracts	$4.8	$—	$4.8	$—
DIO equity option contracts	—	—	—	0.1
Interest rate swaps	—	—	—	0.1
Cross currency basis swaps	2.7	—	—	—
Total	$7.5	$—	$4.8	$0.2

Balance Sheet Offsetting

Substantially all of the Company’s derivative contracts are subject to netting arrangements, whereby the right to offset occurs in the event of default or termination in accordance with the terms of the arrangements with the counterparty. While these contracts contain the enforceable right to offset through netting arrangements with the same counterparty, the Company elects to present them on a gross basis in the Consolidated Balance Sheets.

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.2	$—	$35.2	$(7.6)	$—	$27.6
Interest rate swaps	0.2	—	0.2	—	—	0.2
Total Assets	$35.4	$—	$35.4	$(7.6)	$—	$27.8

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$6.2	$—	$6.2	$(6.2)	$—	$—
Commodity contracts	0.2	—	0.2	—	—	0.2
Interest rate swaps	1.6	—	1.6	(1.4)	—	0.2
Total Liabilities	$8.0	$—	$8.0	$(7.6)	$—	$0.4

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45.4	$—	$45.4	$(7.8)	$—	$37.6
Interest rate swaps	0.7	—	0.7	(0.2)	—	0.5
Cross currency basis swaps	2.7	—	2.7	(1.1)	—	1.6
Total Assets	$48.8	$—	$48.8	$(9.1)	$—	$39.7

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$9.2	$—	$9.2	$(8.2)	$—	$1.0
Commodity contracts	0.2	—	0.2	—	—	0.2
DIO equity option contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.0)	—	0.2
Total Liabilities	$10.7	$—	$10.7	$(9.2)	$—	$1.5

NOTE 11 – FAIR VALUE MEASUREMENT

The Company records financial instruments at fair value with unrealized gains and losses related to certain financial instruments reflected in AOCI in the Consolidated Balance Sheets.  In addition, the Company recognizes certain liabilities at fair value.  The Company applies the market approach for recurring fair value measurements.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,178.1 million and $1,152.0 million, respectively at September 30, 2015.  At December 31, 2014, the Company estimated the fair value and carrying value, including the current portion, was $1,286.2 million and $1,258.9 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of September 30, 2015. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.2	$—	$0.2	$—
Foreign exchange forward contracts	35.2	—	35.2	—
Total assets	$35.4	$—	$35.4	$—

Liabilities
Interest rate swaps	$1.6	$—	$1.6	$—
Commodity contracts	0.2	—	0.2	—
Foreign exchange forward contracts	6.2	—	6.2	—
Long-term debt	45.2	—	45.2	—
Total liabilities	$53.2	$—	$53.2	$—

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.8	$—	$0.8	$—
Cross currency basis swaps	2.7	—	2.7	—
Foreign exchange forward contracts	45.4	—	45.4	—
DIO Corporation convertible bonds	57.7	—	—	57.7
Total assets	$106.6	$—	$48.9	$57.7

Liabilities
Interest rate swaps	$1.1	$—	$1.1	$—
Commodity contracts	0.2	—	0.2	—
Foreign exchange forward contracts	9.2	—	9.2	—
Long-term debt	106.1	—	106.1	—
DIO equity option contracts	0.1	—	—	0.1
Total liabilities	$116.7	$—	$116.6	$0.1

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

The Company used the income method valuation technique to estimate the fair value of the DIO Corporation convertible bonds.  The significant unobservable inputs for valuing the corporate bonds were both the DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implied approximately an 8.73% discount rate on the valuation model.  Significant observable inputs used to value the corporate bonds included foreign exchange rates and DIO Corporation’s period-ending market stock price. During the three months ended September 30, 2015, the Company sold the DIO convertible bonds.

The following table presents a rollforward of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)	DIO Corporation Convertible Bonds	DIO Equity Options Contracts

Balance at December 31, 2014	$57.7	$(0.1)
Sales, gross	(47.7)
Unrealized loss:
Reported in AOCI, pretax	(10.0)	—
Realized gain:
Reported in other expense (income), net	—	0.1
Balance at September 30, 2015	$—	$—

For the three and nine months ended September 30, 2015, the Company sold all Level 3 investments. There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2015.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $2.1 million. Of this total, approximately $0.7 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.4 million.

NOTE 13 – FINANCING ARRANGEMENTS

During the quarter ended March 31, 2015, the Company paid the second required payment of $100.0 million under the Private Placement Notes “PPN” by issuing commercial paper at that time. The final required payment of $75.0 million due in February 2016 has been classified as current in the Consolidated Balance Sheets.

During the quarter ended September 30, 2015, the Company paid the second required payment of $8.8 million under the PNC Term Loan. The third annual installment under the terms of the PNC Term Loan, in the amount of $8.8 million will be due in August 2016 has been classified as current in the Consolidated Balance Sheets.

At September 30, 2015, there were no outstanding borrowings, in the form of issued commercial paper, under the current $500.0 million multi-currency revolving credit facility.

Effective July 1, 2015, the Company amended the multi-currency revolving credit facility to extend the maturity date by one year until July 23, 2020. The Company is able to borrow up to $500.0 million through July 23, 2019 and up to $452.0 million through July 23, 2020. The Company’s revolving credit facility, term loans and PPN contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2015, the Company was in compliance with all debt covenants.

At September 30, 2015, the Company had $553.4 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

On October 29, 2015, the Company announced the commencement of a tender offer to purchase for cash up to $150.0 million aggregate principle of its outstanding 4.125% Notes due August 2021.  Concurrent with this tender offer, the Company intends to arrange new unsecured debt financing in an amount sufficient to fund the total consideration payable pursuant to the tender offer.

The total consideration payable is estimated at $160.3 million, which includes the cost of the early tender premium under the existing note agreement and fees.  Should the Company not be able to secure new debt financing sufficient to satisfy the tender offer, the Company intends to use available funds, borrowings available under lines of credit, including lines available under short term arrangements and revolving credit agreement.

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

A reconciliation of changes in the Company’s goodwill is as follows:

(in millions)	Dental Consumables, Endodontic and Dental Laboratory Businesses	Healthcare, Orthodontic and Implant Businesses	Select Developed and Emerging Markets Businesses	Total

Balance at December 31, 2014	$565.7	$1,394.4	$129.2	$2,089.3
Effects of exchange rate changes	(6.5)	(86.4)	(12.1)	(105.0)
Balance at September 30, 2015	$559.2	$1,308.0	$117.1	$1,984.3

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$165.3	$(93.2)	$72.1	$175.2	$(95.5)	$79.7
Trademarks	64.1	(35.1)	29.0	75.6	(37.1)	38.5
Licensing agreements	34.0	(24.4)	9.6	34.6	(22.8)	11.8
Customer relationships	429.7	(120.2)	309.5	452.9	(104.7)	348.2
Total definite-lived	$693.1	$(272.9)	$420.2	$738.3	$(260.1)	$478.2

Indefinite-lived Trademarks and In-process R&D	$180.2	$—	$180.2	$192.6	$—	$192.6

Total identifiable intangible assets	$873.3	$(272.9)	$600.4	$930.9	$(260.1)	$670.8

During the nine months ended September 30, 2015, the Company impaired a trademark for $3.7 million that was held in the Dental Consumable, Endodontics and Dental Laboratory Businesses segment which was recorded in “Restructuring and other costs” in the Consolidated Statements of Operations.

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

On October 2, 2015 and October 5, 2015, the Company and its wholly-owned subsidiary Dawkins Merger Sub Inc. (“Merger Sub”) were served with two separate putative class action complaints filed in the Court of Chancery of the State of Delaware by purported stockholders of Sirona Dental Systems, Inc. (“Sirona”) against the members of Sirona’s Board of Directors, the Company, and Merger Sub. The complaints allege that the Company and Merger Sub aided and abetted and/or assisted Sirona’s Board members in breaching their fiduciary duties to Sirona’s stockholders in connection with the Agreement and Plan of Merger entered into between the Company and Sirona on September 15, 2015. The Company intends to vigorously defend itself in this litigation.

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

In 2012, the Company received subpoenas from the United States Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On August 24, 2015, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations is now tolled until September 1, 2016. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

DENTSPLY International Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “assumes,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY International Inc. (“DENTSPLY” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of the Company's Form 10-K for the year ended December 31, 2014 , as revised on Form 8-K filed October 28, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Highlights

•
For the three months ended September 30, 2015, the Company reported internal sales growth of 1.7% for the period, including 1.6% in the United States, 0.3% in Europe and 4.8% in the Rest of World region. Sales, excluding precious metal content, declined by 7.7%, including 9.1% of negative currency translation compared to the three months ended September 30, 2014. Internal growth was negatively impacted by approximately 0.5% in the quarter as a result of product line discontinuations associated with the Company’s global efficiency program.

•
Gross profit rate for the three months ended September 30, 2015 increased 180 basis points to 58.7% from 56.9% for the three months ended September 30, 2014. Operating margin for the three months ended September 30, 2015 was 15.7% compared to 16.1% in the prior year quarter, reflecting operating improvements that were offset by charges associated with restructuring initiatives in the current period. Adjusted operating margin (a non-US GAAP measure) for the three months ended September 30, 2015 was 20.9%, a 220 basis point improvement from the prior year period.

•	Operating cash flow for the three months ended September 30, 2015 was $159.7 million compared to $147.5 million for the three months ended September 30, 2015.

•
On September 15, 2015, the Company announced a “merger of equals” with Sirona Dental Systems, Inc. Sirona develops, manufactures and markets several lines of dental products including CAD/CAM restoration systems, digital intra-oral. panoramic and 3D imaging systems, dental treatment centers and instruments. The transaction is expected to be finalized during the first quarter of 2016. Please see Note 5, Business Combinations, for additional information.

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

The Company also has a focus on maximizing operational efficiencies. Management continues to evaluate the consolidation of operations or functions to reduce costs. In addition, the Company remains focused on enhancing efficiency through expanded use of technology and process improvement initiatives. The Company believes that the benefits from these global efficiency initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. In connection with these efforts, the Company targets adjusted operating income margins to expand to 20%, net of reinvestments, as the benefits of these initiatives are realized over time. In addition, the Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will be achieved. Consistent with these efforts, the Company announced on May 22, 2015 that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. The realignment of the laboratory business is designed to increase emphasis on innovative prosthetics materials while exiting portions of the laboratory equipment and fabrication businesses.

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

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2015 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2014

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

	Three Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Net sales	$648.9	$708.2	$(59.3)	(8.4%)
Less: precious metal content of sales	19.6	26.6	(7.0)	(26.3%)
Net sales, excluding precious metal content	$629.3	$681.6	$(52.3)	(7.7%)

Net sales, excluding precious metal content, for the three months ended September 30, 2015 were $629.3 million, a decrease of $52.3 million from the third quarter of 2014.  The change in net sales, excluding precious metal content, was primarily a result of 9.1% of unfavorable foreign currency translation. Excluding the impact of foreign currency translation, net sales, excluding precious metal content, grew 1.4% despite being negatively impacted due to business interruption from damage suffered as a result of an explosion near the Company’s facility in Tianjin, China on August 12, 2015. Sales related to precious metal content declined 27.0% in the quarter, reflecting both the negative impact of foreign currency translation and the decline in the use of precious metal alloys, which negatively impacts both the precious metal alloy and also the refinery product lines.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the three months ended September 30, 2015 compared with the three months ended September 30, 2014.

	Three Months Ended September 30, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	1.6%	0.3%	4.8%	1.7%
Net acquisition (divestiture) sales growth	(0.2%)	(0.3%)	(0.6%)	(0.3%)
Constant currency sales growth	1.4%	—%	4.2%	1.4%

United States

Net sales, excluding precious metal content, increased by 1.4% on a constant currency basis in the third quarter of 2015 as compared to the third quarter of 2014. Internal sales growth was 1.6% in the period, led by sales growth in the dental consumable product category. Internal growth in the quarter was negatively impacted by approximately 1.0% as a result of product line discontinuation associated with the Company’s global efficiency program.

Europe

Net sales, excluding precious metal content, were unchanged on a constant currency sales growth basis in the third quarter of 2015 as compared to the third quarter of 2014. Internal sales growth was 0.3% in the period, primarily the result of sales growth in the dental consumable product category partially offset by weaker sales of the dental laboratory product category. Internal growth in the quarter was negatively impacted by approximately 0.3% as a result of product line discontinuation associated with the Company’s global efficiency program.

Rest of World

Net sales, excluding precious metal content, increased by 4.2% on a constant currency sales growth basis in the third quarter of 2015 as compared to the third quarter of 2014. Internal sales growth was 4.8% in the period, led by the dental consumable and dental specialty product categories, partially offset by lower sales in China due to a temporary loss in service of our manufacturing and warehouse facilities in Tianjin, China.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Gross profit	$369.5	$388.1	$(18.6)	(4.8%)

Gross profit as a percentage of net sales, including precious metal content	56.9%	54.8%
Gross profit as a percentage of net sales, excluding precious metal content	58.7%	56.9%

Gross profit as a percentage of net sales, excluding precious metal content, increased by 180 basis points for the quarter ended September 30, 2015 as compared to the same three month period ended September 30, 2014. The increase in the gross profit rate was primarily due to the favorable impact of foreign currency as well as benefits from the Company’s global efficiency program and favorable product mix when compared to the three months ended September 30, 2014.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$264.3	$276.0	$(11.7)	(4.2%)
Restructuring and other costs	6.6	2.5	4.1	NM

SG&A as a percentage of net sales, including precious metal content	40.7%	39.0%
SG&A as a percentage of net sales, excluding precious metal content	42.0%	40.5%
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, for the quarter ended September 30, 2015 increased 150 basis points compared to the quarter ended September 30, 2014. The increase in the current period was primarily related to higher professional fees including $4.9 million of expense related to the Sirona merger and higher compensation expense due to investments in personnel within certain businesses.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $6.6 million for the three months ended September 30, 2015 compared to $2.5 million for the three months ended September 30, 2014. The increase of $4.1 million is related to restructuring plans associated with the Company’s global efficiency program and discussed more fully in the summary of results for the nine months ended September 30, 2015.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2015	2014	Change

Net interest expense	$9.2	$11.3	$(2.1)
Other expense (income), net	(3.8)	0.8	(4.6)
Net interest and other expense	$5.4	$12.1	$(6.7)

Net Interest Expense

Net interest expense for the three months ended September 30, 2015 was $2.1 million lower compared to the three months ended September 30, 2014. The net decrease is a result of lower average debt levels in 2015 compared to the prior year period, partially offset by lower interest income during the period.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2015 was $4.6 million favorable compared to the three months ended September 30, 2014. Other expense (income), net in the third quarter of 2015 was income of $3.8 million, comprised primarily of $2.0 million of income on net investment hedges and $2.7 million of currency transaction gains, partially offset by $0.8 million of other expense. Other expense (income), net in the three months ended September 30, 2014 was expense of $0.8 million, comprised primarily of income of $0.7 million related to interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, offset by $0.8 million of currency transaction losses and $0.7 million of other expense.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2015	2014	$ Change

Effective income tax rate	21.0%	21.8%

Equity in net income (loss) of unconsolidated affiliated company	$10.8	$(1.0)	$11.8

Net income attributable to DENTSPLY International	$84.5	$75.3	$9.2

Earnings per common share - diluted	$0.59	$0.52

Provision for Income Taxes

The Company’s effective tax rate for the third quarter of 2015 and 2014 was 21.0% and 21.8%, respectively.

The Company’s effective income tax rate for the third quarter of 2015 included the net impact of restructuring, restructuring program related costs and other costs, amortization of purchased intangible assets, income tax related adjustments and credit risk and fair value adjustments which impacted income before income taxes and the provision for income taxes by $27.2 million and $7.6 million, respectively.

In the third quarter of 2014, the Company’s effective income tax rate included the net impact of amortization of purchased intangible assets, restructuring, restructuring program related costs and other costs, business combination related costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $19.0 million and $5.3 million, respectively.

Equity in net income (loss) of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net income of $10.8 million and a net loss of $1.0 million on an after-tax basis for the third quarter of 2015 and 2014, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the third quarter of 2015 was approximately $10.8 million. For the third quarter of 2014, the mark-to-market loss recorded through DIO’s net income was approximately $0.2 million. During the three months ended September 30, 2015, the Company sold the DIO convertible bonds. As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. Subsequent to September 30, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. The Company will begin accounting for the remaining direct investment using the cost-basis method of accounting effective in the fourth quarter of 2015.

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

	Three Months Ended September 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$84.5	$0.59
Restructuring, restructuring program related costs and other costs, net of tax	12.6	0.09
Amortization of purchased intangible assets, net of tax	7.6	0.05
Business combination related costs, net of tax	4.9	0.03
Credit risk and fair value adjustments, net of tax	0.8	0.01
Income tax related adjustments	(2.3)	(0.02)
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(14.6)	(0.10)
Rounding	—	0.01
Adjusted non-US GAAP earnings	$93.5	$0.66

	Three Months Ended September 30, 2014
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$75.3	$0.52
Amortization of purchased intangible assets, net of tax	8.4	0.06
Restructuring, restructuring program related costs and other costs, net of tax	2.5	0.02
Business combination related costs, net of tax	1.4	0.01
Credit risk and fair value adjustments, net of tax	0.8	0.01
Income tax related adjustments	0.6	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	0.3	—
Adjusted non-US GAAP earnings	$89.3	$0.62

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

	Three Months Ended
	September 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$98.6	15.7%
Restructuring, restructuring program related costs and other costs	15.5	2.5%
Amortization of purchased intangible assets	10.9	1.7%
Business combination related costs	4.9	0.8%
Credit risk and fair value adjustments	2.0	0.3%
Adjusted non-US GAAP Operating Income	$131.9	21.0%

	Three Months Ended
	September 30, 2014
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$109.6	16.1%
Amortization of purchased intangible assets	11.9	1.8%
Restructuring, restructuring program related costs and other costs	3.7	0.5%
Business combination related costs	2.0	0.3%
Adjusted non-US GAAP Operating Income	$127.2	18.7%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$292.7	$304.3	$(11.6)	(3.8%)

Healthcare, Orthodontic and Implant Businesses	226.1	246.6	(20.5)	(8.3%)

Select Developed and Emerging Markets Businesses	110.5	130.7	(20.2)	(15.5%)

Segment Operating Income (Loss)

	Three Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$107.9	$100.8	$7.1	7.0%

Healthcare, Orthodontic and Implant Businesses	28.0	26.9	1.1	4.1%

Select Developed and Emerging Markets Businesses	(3.3)	(1.7)	(1.6)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $11.6 million, or 3.8% for the three months ended September 30, 2015 as compared to the same period in 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 1.3% as compared to 2014, led primarily by the Dental Consumables businesses and partially offset by the Dental Laboratory businesses.

Operating income increased $7.1 million, for the three months ended September 30, 2015 as compared to 2014. The increase in operating income was primarily the result of improved gross profit in the Dental Consumables and Endodontic businesses, excluding the impact of foreign currency translation.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $20.5 million, or 8.3% for the three months ended September 30, 2015 compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 2.0% as compared to 2014 primarily led by the Implant and Healthcare businesses.

Operating income increased $1.1 million or 4.1%, compared to 2014, primarily the result of gross profit improvements in the Implant businesses, excluding the impact of foreign currency translation.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $20.2 million, or 15.5% for the three months ended September 30, 2015 as compared to 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 0.4% as compared to 2014. The increase is the result of positive growth in the Emerging Markets businesses, partially offset by the Select Developed Markets businesses.

Operating income declined by $1.6 million during the three months ended September 30, 2015 as compared to 2014 primarily as a result of increased operating expenses in the Emerging Markets businesses, excluding the impact of foreign currency translation.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Net sales	$2,003.2	$2,203.6	$(200.4)	(9.1%)
Less: precious metal content of sales	67.6	101.9	(34.3)	(33.7%)
Net sales, excluding precious metal content	$1,935.6	$2,101.7	$(166.1)	(7.9%)

Net sales, excluding precious metal content, for the nine months ended September 30, 2015 was $1,935.6 million, a decrease of $166.1 million or 7.9% compared to the nine months ended September 30, 2014.  The change in net sales, excluding precious metal content, reflects 9.9% unfavorable foreign currency translation.  Excluding the impact of foreign currency translation, net sales, excluding precious metal content grew 2.0% compared to the nine months ended September 30, 2014. Sales related to precious metal content declined 33.7% for the nine month period, reflecting the decline in the use of precious metal alloys, which negatively impacts both the precious metal alloy and also the refinery product lines.

Constant Currency and Internal Sales Growth

The following table includes growth rates for net sales, excluding precious metal content, for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	3.1%	0.4%	5.0%	2.3%
Net acquisition (divestiture) sales growth	(0.5%)	(0.1%)	(0.5%)	(0.3%)
Constant currency sales growth	2.6%	0.3%	4.5%	2.0%

United States

Net sales, excluding precious metal content, increased by 2.6% on a constant currency sales growth basis for the nine months ended September 30, 2015 as compared to the same nine month period of 2014. Internal sales growth was 3.1% for the nine month period led by increased sales in the dental consumable product category. Internal growth for the nine months ended was negatively impacted by approximately 0.6% as a result of product line discontinuation associated with the Company’s global efficiency program.

Europe

Net sales, excluding precious metal content, increased by 0.3% on a constant currency sales growth basis for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Internal sales growth was 0.4% for the nine month period led by increased sales in the dental specialty and dental consumable product categories, partially offset by continued contraction in the CIS region and weaker dental laboratory product sales. Internal growth for the nine months ended was negatively impacted by approximately 0.4% as a result of product line discontinuation associated with the Company’s global efficiency program.

Rest of World

Net sales, excluding precious metal content, increased by 4.5% on a constant currency sales growth basis for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Internal sales growth of 5.0% was led by the dental specialty products category.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Gross profit	$1,142.5	$1,206.7	$(64.2)	(5.3%)

Gross profit as a percentage of net sales, including precious metal content	57.0%	54.8%
Gross profit as a percentage of net sales, excluding precious metal content	59.0%	57.4%

Gross profit as a percentage of net sales, excluding precious metal content, increased 160 basis points for the nine month period ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the gross profit rate was primarily due to the favorable impact of foreign currency as well as benefits from the Company’s global efficiency program and favorable pricing effects when compared to the nine months ended September 30, 2014.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$809.5	$859.9	$(50.4)	(5.9%)
Restructuring and other costs	50.9	4.5	46.4	NM

SG&A as a percentage of net sales, including precious metal content	40.4%	39.0%
SG&A as a percentage of net sales, excluding precious metal content	41.8%	40.9%
NM - Not meaningful

SG&A Expenses

SG&A expenses as a percentage of net sales, excluding precious metal content, increased 90 basis points in the nine months ended September 30, 2015 when compared to the same period ended September 30, 2014. The increase was primarily due to higher professional fees mostly related to the operating margin improvement initiative, merger expenses, as well as biennial trade shows, partially offset by the savings from the margin improvement initiative program and legal settlements.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $50.9 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2014. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the nine months ended September 30, 2015, the Company recorded $34.0 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the nine months ended September 30, 2015, the Company recorded restructuring costs of $10.2 million within the Healthcare, Orthodontic and Implant Businesses segment primarily related to the global efficiency initiative. The Company expects additional restructuring plans during the remainder of 2015 primarily related to this initiative. Additional future costs expected to be incurred during the remainder of 2015 associated with enacted plans are estimated to range from $8 million to $12 million, primarily related to employee severance benefits. The Company estimates the future annual savings related to these plans will be in the range of $25 million and $32 million to be realized over the next three to five years. There is no assurance that future savings will be fully achieved.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2015	2014	Change

Net interest expense	$28.3	$30.8	$(2.5)
Other expense (income), net	(3.6)	1.8	(5.4)
Net interest and other expense	$24.7	$32.6	$(7.9)

Net Interest Expense

Net interest expense for the nine months ended September 30, 2015 was $2.5 million lower compared to the nine months ended September 30, 2014. The net decrease is a result of lower average debt levels in 2015 compared to the prior year period, partially offset by lower interest income during the period.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2015 was $5.4 million lower compared to the nine months ended September 30, 2014. Other expense (income), net for the nine months ended September 30, 2015 was income of $3.6 million, comprised of income of $3.5 million from interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans and $1.5 million of currency transaction gains, partially offset by $1.3 million of other expense. Other expense (income), net for the nine months ended September 30, 2014 was expense of $1.8 million, comprised income of $0.8 million from interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, offset by $1.4 million of currency transaction losses and $1.2 million of other expense.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	$ Change

Effective income tax rate	24.6%	22.6%

Equity in net loss of unconsolidated affiliated company	$(1.7)	$(1.6)	$(0.1)

Net income attributable to DENTSPLY International	$192.6	$238.1	$(45.5)

Earnings per common share - diluted	$1.35	$1.65

Provision for Income Taxes

The Company’s effective tax rate for the nine month period of 2015 and 2014 was 24.6% and 22.6%, respectively. The Company’s effective tax rate was unfavorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first nine months of 2015 includes the net impact of restructuring, restructuring program related costs and other costs, amortization of purchased intangible assets, credit risk and fair value adjustments, business combination related costs and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $104.7 million and $19.3 million, respectively.

In the first nine months of 2014, the Company’s effective income tax rate included the net impact of amortization of purchased intangible assets, restructuring, restructuring program related costs and other costs, business combination related costs, credit risk and fair value adjustments, and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $48.1 million and $11.0 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $1.7 million and $1.6 million on an after-tax basis for the nine months ended September 30, 2015 and 2014, respectively.  The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income for the first nine months of 2015 was approximately $2.4 million. For the nine months ended September 30, 2014, the mark-to-market net income recorded through DIO’s net income was approximately $0.9 million. During the three months ended September 30, 2015, the Company sold the DIO convertible bonds. As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. Subsequent to September 30, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. The Company will begin accounting for the remaining direct investment using the cost-basis method of accounting effective in the fourth quarter of 2015.

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

	Nine Months Ended September 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$192.6	$1.35
Restructuring, restructuring program related costs and other costs, net of tax	53.9	0.38
Amortization of purchased intangible assets, net of tax	22.9	0.16
Business combination related costs, net of tax	5.5	0.04
Credit risk and fair value adjustments, net of tax	4.1	0.03
Income tax related adjustments	3.1	0.02
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1.7)	(0.01)
Adjusted non-US GAAP earnings	$280.4	$1.97

	Nine Months Ended September 30, 2014
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$238.1	$1.65
Amortization of purchased intangible assets, net of tax	25.7	0.18
Restructuring, restructuring program related costs and other costs, net of tax	4.1	0.03
Business combination related costs, net of tax	3.8	0.02
Income tax related adjustments	3.5	0.02
Credit risk and fair value adjustments, net of tax	—	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(0.8)	—
Adjusted non-US GAAP earnings	$274.4	$1.90

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

	Nine Months Ended
	September 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$282.1	14.6%
Restructuring, restructuring program related costs and other costs	65.7	3.4%
Amortization of purchased intangible assets	32.8	1.7%
Credit risk and fair value adjustments	6.0	0.3%
Business combination related costs	5.7	0.3%
Adjusted non-US GAAP Operating Income	$392.3	20.3%

	Nine Months Ended
	September 30, 2014
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$342.3	16.3%
Amortization of purchased intangible assets	36.4	1.7%
Restructuring, restructuring program related costs and other costs	5.9	0.3%
Business combination related costs	5.6	0.3%
Adjusted non-US GAAP Operating Income	$390.2	18.6%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$886.1	$929.4	$(43.3)	(4.7%)

Healthcare, Orthodontic and Implant Businesses	714.6	790.3	(75.7)	(9.6%)

Select Developed and Emerging Markets Businesses	334.9	382.0	(47.1)	(12.3%)

Segment Operating Income (Loss)

	Nine Months Ended
	September 30,
(in millions)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$322.1	$325.6	$(3.5)	(1.1%)

Healthcare, Orthodontic and Implant Businesses	82.5	83.5	(1.0)	(1.2%)

Select Developed and Emerging Markets Businesses	(10.7)	(4.2)	(6.5)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $43.3 million, or 4.7% for the nine months ended September 30, 2015 compared to the same period in 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 1.7% as compared to the same period in 2014 as a result of sales growth in the Dental Consumable businesses partially offset by Dental Laboratory businesses.

Operating income decreased $3.5 million, or 1.1%, for the nine months ended September 30, 2015 compared to 2014. The decrease in operating income was primarily the result of negative foreign currency translation and expenses related to the announced reorganization of the Dental Laboratory businesses.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $75.7 million, or 9.6% for the nine months ended September 30, 2015 compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 1.9% as compared to the same period in 2014 due to increased sales growth in the Implants and Healthcare businesses.

Operating income decreased $1.0 million, or 1.2%, compared to the same period in 2014. The decrease was primarily the result of negative foreign currency translation.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $47.1 million, or 12.3% for the nine months ended September 30, 2015 compared to 2014.  On a constant currency basis, net sales, excluding precious metal content, increased 2.7% when compared to the same period of 2014.  The increase was led by growth in the Emerging Markets businesses.

Operating income decreased $6.5 million during the nine months ended September 30, 2015 compared to 2014 primarily as a result of increased operating expenses in the Emerging Markets businesses, excluding the impact of foreign currency translation.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company's 2015 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“ WACC”) rates utilized in the 2015 analysis ranged from 7.6% to 12.5%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2015, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2015, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2015, three reporting units, one reporting unit within each of the Company’s three segments, would have a fair value that would approximate net book value. Goodwill for the reporting unit within the Healthcare, Orthodontic and Implant Businesses segment totals $65.3 million at September 30, 2015. Goodwill for the reporting unit within the Dental Consumables, Endodontic and Dental Laboratory Businesses segment totals $119.8 million. Goodwill for the reporting unit within the Select Developed and Emerging Markets Businesses segment totals $12.1 million. To the extent that future operating results of the reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2015

Cash flow from operating activities during the nine months ended September 30, 2015 was $371.0 million compared to $367.8 million during the nine months ended September 30, 2014. The year over year increase in the first nine months’ cash from operations of $3.2 million was primarily related to changes in working capital offset partially by lower net income, after adjusting for non-cash items. The Company’s cash and cash equivalents increased by $84.8 million to $236.4 million during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, the number of days of sales outstanding in accounts receivable increased by five days to 60 days as compared to 55 days at December 31, 2014. On a constant currency basis, the number of days of sales in inventory increased by two days to 115 days at September 30, 2015 as compared to 113 days at December 31, 2014.

The cash provided by investing activities during the first nine months of 2015 included proceeds from the redemption of corporate bonds of $47.7 million and settlements of derivative contracts of $22.4 million, partially offset by capital expenditures of $51.7 million. The Company expects capital expenditures to be in the range of approximately $65.0 million to $80.0 million for the full year 2015. Financing cash flows includes a payment of $80.4 million for the purchase of the remaining minority shares in a business.

At September 30, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 2.1 million shares during the first nine months of 2015 for $112.7 million. As of September 30, 2015, the Company held 23.0 million shares of treasury stock. The Company received proceeds of $27.2 million as a result of the exercise of 0.8 million of stock options during the nine months ended September 30, 2015.

The Company's total borrowings decreased by a net $106.9 million during the nine months ended September 30, 2015, which includes an increase of $1.2 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2015, the Company's ratio of total net debt to total capitalization was 28.7% compared to 32.3% at December 31, 2014. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2015 the Company paid the second required payment of $100.0 million under the Private Placement Notes due February 2016 by issuing commercial paper at that time. The final required payment of $75.0 million under the Private Placement Notes is due in February 2016 and has been classified as current in the Consolidated Balance Sheet.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. On August 26, 2015, the Company paid the second required payment of $8.8 million under the PNC Term Loan. The third annual installment in the amount of $8.8 million will be due in August 2016 and has been classified as current in the Consolidated Balance Sheet.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2019, and up to $452.0 million through July 23, 2020. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2015, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At September 30, 2015, there were no outstanding borrowings under the multi-currency revolving facility.

The Company also has access to $56.4 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2015, the Company had $3.0 million outstanding under these short-term lines of credit. At September 30, 2015, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $553.4 million.

At September 30, 2015, the Company held $47.8 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At September 30, 2015, the majority of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2015 utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

There have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015.

On October 29, 2015, the Company announced the commencement of a tender offer to purchase for cash up to $150.0 million aggregate principle of its outstanding 4.125% Notes due August 2021.  Concurrent with this tender offer, the Company intends to arrange new unsecured debt financing in an amount sufficient to fund the total consideration payable pursuant to the tender offer.  The total consideration payable is estimated at $160.3 million, which includes the cost of the early tender premium under the existing note agreement and fees.  Should the Company not be able to secure new debt financing sufficient to satisfy the tender offer, the Company intends to use available funds, borrowings available under lines of credit, including lines available under short term arrangements and revolving credit agreement.

The Company continues to review its debt portfolio and may refinance additional debt in the near-term as interest rates remain at historically low levels.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Part 1, Item 1, Note 1, Significant Accounting Policies, to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended September 30, 2015 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed October 28, 2015.

The proposed business combination transaction between the Company and Sirona Dental Systems, Inc. may present certain risks to the Company's business and operations.

On September 15, 2015 the Company and Sirona Dental Systems, Inc. (“Sirona”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for a “merger of equals” business combination transaction. Pursuant to the terms of the Merger Agreement, which was approved by the boards of directors of the Company and Sirona, each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of Company common stock.  The Company expects the transaction, which is subject to the adoption of the Merger Agreement by Sirona's stockholders, the approval of the issuance of the Company common stock and the adoption of the Company’s amended and restated certificate of incorporation by the Company’s stockholders, as well as obtaining certain regulatory clearances and the satisfaction or waiver of the closing conditions contained in the Merger Agreement, to close in the first quarter of 2016.

The merger may present certain risks to the Company’s business and operations prior to the closing of the merger, including, among other things, risks that:

•
uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the Company or the combined company after the merger;

•	failure to complete the merger could negatively impact the stock prices and the future business and financial results of the Company; and

•	the merger agreement contains provisions that could discourage a potential competing acquiror of the Company.

In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:

•	any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder;

•
the merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on the Company or the combined company after the merger or, if not obtained, could prevent completion of the merger;

•	the combined company may be unable to integrate successfully the businesses of the Company and Sirona and realize the anticipated benefits of the merger;

•	the merger may not be accretive and may cause dilution to the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock;

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger; and

•	the combined company is expected to incur substantial expenses related to the merger and the integration of the Company and Sirona.

These risks, as they relate to the Company as part of the combined company and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the preliminary joint proxy statement/prospectus contained in the Company’s Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on October 29, 2015.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended September 30, 2015, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

July 1, 2015 to July 31, 2015	0.2	$56.72	$8.7	11.1
August 1, 2015 to August 31, 2015	0.1	56.37	2.8	11.0
September 1, 2015 to September 30, 2015	—	53.55	2.2	11.0
	0.3	$56.12	$13.7

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY International Inc.

/s/	Bret W. Wise	October 30, 2015
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer

/s/	Christopher T. Clark	October 30, 2015
	Christopher T. Clark	Date
President and
Chief Financial Officer