Form 10-K
period 2015-12-31
DENTSPLY INTERNATIONAL INC /DE/
filed 2016-02-12
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrants most recently completed second quarter June 30, 2015, was $7,207,044,561.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on February 2, 2016 was 140,122,034.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement of DENTSPLY International Inc. (the “Proxy Statement”) to be used in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent provided herein.  Except as specifically incorporated by reference herein the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Dental products accounted for approximately 88% of DENTSPLY’s consolidated net sales, excluding precious metal content, for the year ended December 31, 2015. The remaining consolidated net sales, excluding precious metal content, is primarily related to consumable medical device products, materials sold to the investment casting industry, and the refining of certain precious metals. The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and is therefore considered a non-US GAAP measure. This non-US GAAP measure is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reconciliation of net sales to net sales, excluding precious metal content, is provided.

During the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management structure. The Company conducts its business through three operating segments. Prior period segment information has been recast to conform to the 2015 presentation. All of the Company’s segments are primarily engaged in the design, manufacture and distribution of dental and medical products in four principal product categories: 1) dental consumable products 2) dental laboratory products 3) dental specialty products and 4) consumable medical device products.

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

Geographic Information

For 2015, 2014 and 2013, the Company’s net sales, excluding precious metal content, to customers outside the U.S., including export sales, accounted for approximately 63%, 66% and 67%, respectively, of consolidated net sales, excluding precious metal content. Reference is made to the information about the Company’s U.S. and foreign sales by shipment origin set forth in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Segment Information

Information regarding the Company’s operating segments for the years ended December 31, 2015, 2014 and 2013 can be found in Note 5, Segment and Geographic Information, to the consolidated financial statements in this Form 10-K.

Principal Products

The worldwide professional dental industry encompasses the diagnosis, treatment and prevention of disease and ailments of the teeth, gums and supporting bone. DENTSPLY’s principal dental product categories are dental consumable products, dental laboratory products and dental specialty products. Additionally, the Company’s consumable medical device products provide for urological and surgical applications. These products are produced by the Company in the U.S. and internationally and are distributed throughout the world under some of the most well-established brand names and trademarks in these industries, including ANKYLOS, AQUASIL ULTRA, ARTICADENT, ASTRA TECH, ATLANTIS, CALIBRA, CAULK, CAVITRON, CELTRA, CERAMCO, CITANEST, DELTON, DENTSPLY, DETREY, DYRACT, ESTHET.X, IN-OVATION, LOFRIC, MAILLEFER, MIDWEST, NUPRO, ORAQIX, ORIGO, OSSEOSPEED, PALODENT PLUS, PEPGEN P-15, PORTRAIT, PRIME & BOND, PROFILE, PROTAPER, RECIPROC, RINN, SANI-TIP, SENSE, STYLUS, SULTAN, SUREFIL, THERMAFIL, TRIODENT MATRIX SYSTEMS, TRUBYTE, VIPI, WAVEONE, WELLSPECT, XENO, XIVE, XYLOCAINE and ZHERMACK.

Dental Consumable Products

Dental consumable products consist of value added dental supplies and devices and small equipment used in dental offices for the treatment of patients. Net sales of dental consumable products, excluding precious metal content, accounted for approximately 29%, 28% and 28% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Dental Laboratory Products

Dental laboratory products are used in the preparation of dental appliances by dental laboratories. Net sales of dental laboratory products, excluding precious metal content, accounted for approximately 9%, 10% and 10% of the Company’s consolidated net sales, excluding precious metal content, for each of the years ended December 31, 2015, 2014 and 2013, respectively.

DENTSPLY’s products in the dental laboratory products category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics and crown and bridge materials. Equipment in this category includes computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. Net sales of dental specialty products, excluding precious metal content, accounted for approximately 50%, 49% and 49% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2015, 2014 and 2013, respectively. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, 3D digital scanning and treatment planning software, dental and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urology catheters, certain surgical products, medical drills and other products. Net sales of consumable medical device products, excluding precious metal content, accounted for approximately 12%, 13% and 13% of the Company’s consolidated net sales, excluding precious metal content, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Dental

DENTSPLY distributes approximately half of its dental products through third-party distributors. Certain highly technical products such as precious metal dental alloys, dental ceramics, crown and bridge porcelain products, endodontic instruments and materials, orthodontic appliances, implants, and bone substitute and grafting materials are often sold directly to the dental laboratory or dental professionals in some markets. In 2015, one customer, Henry Schein Incorporated, a dental distributor, accounted for 11% of DENTSPLY’s consolidated net sales. No other single customer represented ten percent or more of DENTSPLY’S consolidated net sales during 2015. During 2014 and 2013, the Company did not have a single customer that represented ten percent or more of DENTSPLY’S consolidated net sales.

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

The Company’s surgery products are sold directly in approximately 13 countries and through distributors in approximately 20 additional markets. The Company’s largest markets include Australia, Norway and the UK. Key customers include surgeons, hospital nurses, physiotherapists, hospital purchasing departments and medical supply distributors.

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

New advances in technology are also anticipated to have a significant influence on future products in dentistry and in select areas of healthcare.  As a result, the Company pursues research and development initiatives to support this technological development, including collaborations with external research institutions, dental and medical schools.  Through its own internal research centers as well as through its collaborations with external research institutions, dental and medical schools, the Company directly invested $74.9 million, $80.8 million and $85.1 million in 2015, 2014 and 2013, respectively, in connection with the development of new products, improvement of existing products and advances in technology.  The year-over-year investment for all years was reduced by foreign currency translation, which increased reported expense variations. The continued development of these areas is a critical step in meeting the Company’s strategic goal as a leader in defining the future of dentistry and in select areas in health care.

In addition to the direct investment in product development and improvement, the Company also invests in these activities through acquisitions, by entering into licensing agreements with third parties, and by purchasing technologies developed by third parties.

Merger and Acquisition Activities

On September 15, 2015, the Company and Sirona Dental Systems, Inc. (“Sirona”) announced that the Board of Directors of both companies had unanimously approved a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which the companies will combine in an all-stock merger of equals. Sirona develops, manufactures and markets several lines of dental products including CAD/CAM restoration systems, digital intra-oral, panoramic and 3D imaging systems, dental treatment centers and instruments. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Sirona, with Sirona surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon completion of the Merger, the Company's name will be changed to Dentsply Sirona Inc. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of common stock of the Company, with cash paid in lieu of any fractional shares of common stock of the Company that a Sirona stockholder would otherwise have been entitled to receive.

On January 11, 2016, the respective stockholders of the Company and Sirona approved the proposed transaction. The transaction, which is expected to be completed in the first quarter of 2016, remains subject to the receipt of certain regulatory approvals and other customary closing conditions. For additional information related to the Merger refer to the Company's Registration Statement on Form S-4 (File No. 333-207669) filed with the SEC.

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

Employees

At December 31, 2015, the Company and its subsidiaries employed approximately 11,400 employees. Of these employees, approximately 3,300 were employed in the United States and 8,100 in countries outside of the United States. Less than 5% of employees in the United States are covered by collective bargaining agreements. Some employees outside of the United States are covered by collective bargaining, union contract or other similar type program. The Company believes that it generally has a positive relationship with its employees.

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

On September 15, 2015, the Company and Sirona Dental Systems, Inc. (“Sirona”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for a “merger of equals” business combination transaction. Pursuant to the terms of the Merger Agreement, which was approved by the boards of directors of the Company and Sirona, at the closing of the transaction each outstanding share of Sirona common stock will be converted into the right to receive 1.8142 shares of Company common stock.  On January 11, 2016, the respective stockholders of the Company and Sirona approved the proposed transaction. The Company expects the transaction, which remains subject to certain regulatory clearances and the satisfaction or waiver of closing conditions contained in the Merger Agreement, to close in the first quarter of 2016.
Risks Related to the Merger
The Merger is subject to the receipt of consents and clearances from foreign regulatory authorities that may impose conditions that could have an adverse effect on DENTSPLY or the combined company or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The Merger agreement may require the Company and/or Sirona to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, neither DENTSPLY nor Sirona can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.

Any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory clearances, the Merger is subject to a number of other conditions beyond the Company’s and Sirona’s control that may prevent, delay or otherwise materially adversely affect its completion. DENTSPLY cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the synergies that the Company expects to achieve if the Merger is successfully completed within its expected time frame.

Uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

The Company and Sirona are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. DENTSPLY and Sirona’s current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of the Company and Sirona to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of the Company and Sirona to the same extent that the Company and Sirona have previously been able to attract or retain employees. A failure by the Company, Sirona, or, following the completion of the Merger, the combined company to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on their respective businesses.

Lawsuits have been filed against each of the Company and Sirona’s board of directors challenging the Merger and an adverse ruling may prevent the merger from being completed.

The Company, Merger Sub and the members of Sirona’s board of directors were named as defendants in lawsuits brought by Sirona stockholders challenging the merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms. Additional lawsuits may be filed against the Company, Merger Sub, Sirona and/or their respective directors or officers in connection with the Merger.

One of the conditions to the closing of the merger is the absence of any order, injunction, decree, statute, rule or regulation by a court or other governmental entity that makes illegal or prohibits the consummation of the merger or the other transactions contemplated by the merger agreement. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of DENTSPLY and Sirona.

Completion of the Merger is not assured and is subject to risks, including the risks that approval by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, the ongoing businesses and financial results of the Company and/or Sirona may be adversely affected and DENTSPLY and/or Sirona will be subject to several risks, including the following:

•
having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including, in certain circumstances, a termination fee of $280 million, in the case of DENTSPLY, and a termination fee of $205 million, in the case of Sirona;

•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company;

•
DENTSPLY and Sirona will have been subject to certain restrictions on the conduct of their businesses which may have prevented the respective companies from making certain acquisitions or dispositions or pursuing certain business opportunities while the merger was pending; and

•	having had the focus of each companies’ management on the merger instead of on pursuing other opportunities that could have been beneficial to the companies.

If the merger is not completed, DENTSPLY and Sirona cannot assure their respective stockholders that these risks will not materialize and will not materially adversely affect the business, financial results and stock prices of DENTSPLY or Sirona.

The Merger agreement contains provisions that could discourage a potential competing acquirer of either the Company or Sirona.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of DENTSPLY and Sirona’s ability to solicit, initiate or knowingly encourage and induce, or take any other action designed to facilitate competing third-party proposals relating to a merger, reorganization or consolidation of the company or an acquisition of the company’s stock or assets.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company or Sirona from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $280 million or $205 million termination fee, as applicable, that may become payable in certain circumstances.

If the Merger Agreement is terminated and either the Company or Sirona determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Company and Sirona’s executive officers and directors have certain interests in the Merger that may be different from, or in addition to, the interests of DENTSPLY and Sirona stockholders generally.

DENTSPLY’s and Sirona’s executive officers and directors have certain interests in the merger that may be different from, or in addition to, the interests of DENTSPLY stockholders and Sirona stockholders generally. DENTSPLY’s executive officers and Sirona’s executive officers negotiated the terms of the merger agreement. The executive officers of DENTSPLY and Sirona have arrangements with DENTSPLY or Sirona, as applicable, that provide for severance benefits if their employment is terminated under certain circumstances following the completion of the Merger. In addition, certain of Sirona’s compensation and benefit plans and arrangements provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Merger. Under the Merger Agreement, DENTSPLY and Sirona may act before completion of the Merger to accelerate the vesting of equity awards (restricted stock units and, in the case of DENTSPLY, also stock options) held by some or all of its non-employee directors who will not continue as directors of the combined company after the Merger. Executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the merger.

Upon completion of the Merger, the board of directors of the combined company will be comprised of eleven members, consisting of six of DENTSPLY’s current directors and five of Sirona’s current directors. Mr. Jeffery T. Slovin, currently a Director and the President and Chief Executive Officer of Sirona, will serve as a Director and as Chief Executive Officer of the combined company, and Mr. Wise, DENTSPLY’s current Chairman and Chief Executive Officer, will serve as Executive Chairman of the board of directors of the combined company. Additionally, the combined company’s management team will include executives from each of DENTSPLY and Sirona. From DENTSPLY, Christopher T. Clark (the current President and Chief Financial Officer of DENTSPLY) will serve as President and Chief Operating Officer, Technologies of the combined company, and James G. Mosch (the current Executive Vice President and Chief Operating Officer of DENTSPLY) will serve as President and Chief Operating Officer, Dental and Healthcare Consumables of the combined company. From Sirona, Ulrich Michel (the current Executive Vice President and Chief Financial Officer of Sirona) will serve as Executive Vice President and Chief Financial Officer of the combined company.

Each of DENTSPLY’s and Sirona’s boards of directors were aware of these interests at the time each approved the Merger and the transactions contemplated by the Merger agreement. These interests, including the continued employment of certain of DENTSPLY’s and Sirona’s executive officers by the combined company, the continued positions of certain of DENTSPLY’S and Sirona’s directors as directors of the combined company and the indemnification of former directors and officers by the combined company, may cause DENTSPLY’S and Sirona’s directors and executive officers to view the Merger proposal differently and more favorably than stockholders generally.

Current holders of DENTSPLY’s and Sirona’s common stock will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Current holders of DENTSPLY and Sirona common stock have the right to vote in the election of the board of directors and on other matters affecting DENTSPLY and Sirona, respectively. Upon the completion of the Merger, each of Sirona’s stockholders who receives shares of DENTSPLY common stock will become a stockholder of the combined company with a percentage ownership of the combined company that is smaller than such stockholder’s percentage ownership of Sirona. Similarly, after completion of the Merger, the shares of combined company common stock retained by each DENTSPLY stockholder will represent a smaller percentage ownership of the combined company. It is currently expected that Sirona’s stockholders immediately prior to the effective time of the Merger as a group will receive shares in the Merger constituting approximately 42% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. As a result, stockholders of DENTSPLY immediately prior to the effective time of the Merger as a group will own approximately 58% of the shares of combined company common stock on a fully diluted basis immediately after the Merger. Because of this, DENTSPLY and Sirona stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of DENTSPLY and Sirona, respectively.

Risks Related to the Combined Company Following the Merger
The combined company may be unable to integrate successfully DENTSPLY’s and Sirona’s businesses and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including cost savings, from combining DENTSPLY and Sirona’s businesses. To realize these anticipated benefits, DENTSPLY and Sirona’s businesses must be successfully integrated. This integration will be complex and time consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not fully achieving the anticipated benefits of the Merger. Potential difficulties the combined company may encounter as part of the integration process include, but are not limited to, the following:

•
the inability to successfully combine DENTSPLY and Sirona’s businesses in a manner that permits the combined company to achieve the full revenue and cost synergies anticipated to result from the Merger;

•
complexities associated with managing the combined businesses, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	coordinating geographically separated organizations, systems and facilities;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and unforeseen increased or new expenses, delays or regulatory conditions associated with the Merger.

In addition, DENTSPLY and Sirona have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in:

•	diversion of the attention of each company’s management;

•	disruption of existing relationships with distributors, suppliers and other manufacturers in the industry that drive a substantial amount of revenues to each company; and

•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies, DENTSPLY or Sirona’s ability to achieve the anticipated benefits of the Merger, or which could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company.

The Merger may not be accretive and may cause dilution to the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock.

DENTSPLY and Sirona currently anticipate that the Merger will be accretive to stockholders on an adjusted earnings per share basis within the first full year following the completion of the Merger. This expectation is based on preliminary estimates, which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to the combined company’s adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of the combined company’s common stock.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either DENTSPLY or Sirona’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the Merger and the integration of DENTSPLY and Sirona.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of DENTSPLY and Sirona. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, manufacturing, research and development, marketing and benefits. While DENTSPLY and Sirona have assumed that a certain level of expenses would be incurred, there are many factors beyond each company’s control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

These risks, as they relate to the Company as part of the combined company and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the Company’s Registration Statement on Form S-4 (File No. 333-207669) filed with the SEC.

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

Due to the international nature of DENTSPLY’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the Company’s customers’ access to credit as well as on the underlying strength of particular economies and dental markets. Although the Company may use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company.

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

The market for DENTSPLY’s products is characterized by rapid and significant technological change, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, DENTSPLY’s patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that DENTSPLY’s products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on the Company’s investment in product development. If the Company’s products or technologies lose their competitive advantage or become noncompetitive or obsolete, DENTSPLY’s business could be negatively affected.

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

DENTSPLY is subject to extensive laws, regulations and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), the United States Federal Trade Commission, the United States Department of Justice and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act and similar international anti-bribery laws, the U.S. Federal Anti-Kickback Statute, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions.  Such laws, regulations and orders may be complex and are subject to change.

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

In order to operate more efficiently and control costs, the Company may announce from time to time restructuring plans, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense or cost of goods sold savings through direct and indirect overhead expense reductions as well as other savings. The Company has targeted adjusted operating income margins of at least 20% as the benefits of these initiatives, net of related investments, are realized over time. Due to the complexities inherent in implementing these types of cost reduction and restructuring activities, and the quarterly phasing of related investments, the Company may fail to realize expected efficiencies and benefits, or may experience a delay in realizing such efficiencies and benefits, and its operations and business could be disrupted. Company management may be required to divert their focus to managing these disruptions, and implementation may require the agreement of the Company’s labor unions. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, additional unexpected costs, changes in restructuring plans that increase or decrease the number of employees affected, negative impact on the Company’s relationship with labor unions, adverse effects on employee morale, and the failure to meet operational targets due to the loss of employees, any of which may impair the Company’s ability to achieve anticipated cost reductions or may otherwise harm its business, and could have a material adverse effect on its competitive position, results of operations, cash flows or financial condition.

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

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in the Company’s tax rates could affect its future results of operations. The Company’s future effective tax rates could be unfavorably affected by factors such as changes in, or interpretation of, tax rules and regulations in the jurisdictions in which the Company does business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of the Company’s deferred tax assets and liabilities.

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

The Company has debt securities outstanding of approximately $1.2 billion. DENTSPLY also has the ability to incur up to $500 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

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

DENTSPLY’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company will be required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income less depreciation and amortization to interest expense of not less than 3.0 times. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that DENTSPLY will be able to do so. DENTSPLY’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following is a listing of DENTSPLY’s principal manufacturing and distribution locations at December 31, 2015:

Location	Function	Leased or Owned

United States:
Milford, Delaware (1)	Manufacture of dental consumable products	Owned

Sarasota, Florida (2)	Manufacture of orthodontic accessory products	Owned

Des Plaines, Illinois (1)	Manufacture and assembly of dental handpieces	Leased

Waltham, Massachusetts (2)	Manufacture and distribution of dental implant products	Leased

Maumee, Ohio (1)	Manufacture and distribution of investment casting products	Owned

Lancaster, Pennsylvania (1)	Distribution of dental products	Leased

York, Pennsylvania (1)	Manufacture and distribution of artificial teeth	Owned
and other dental laboratory products

York, Pennsylvania (1)	Manufacture of small dental equipment, bone grafting	Owned
products, and preventive dental products

Johnson City, Tennessee (1)	Manufacture and distribution of endodontic	Leased
instruments and materials

Foreign:
Hasselt, Belgium (2)	Manufacture and distribution of dental products	Owned

Catanduva, Brazil (3)	Manufacture and distribution of dental anesthetic products	Owned

Petropolis, Brazil (3)	Manufacture and distribution of artificial teeth,	Owned
dental consumable products and endodontic material

Tianjin, China (3)	Manufacture and distribution of dental products	Leased

Ivry Sur-Seine, France (3)	Manufacture and distribution of investment casting products	Leased

Hanau, Germany (1) (2)	Manufacture and distribution of precious metal dental	Owned
alloys, dental ceramics and dental implant products

Konstanz, Germany (1)	Manufacture and distribution of dental consumable products	Owned

Mannheim, Germany (2)	Manufacture and distribution of dental implant products	Owned/Leased

Munich, Germany (1)	Manufacture and distribution of endodontic	Owned
instruments and materials

Radolfzell, Germany (4)	Distribution of dental products	Leased

Rosbach, Germany (1)	Manufacture and distribution of dental ceramics	Owned

Badia Polesine, Italy (1)	Manufacture and distribution of dental consumable products	Owned/Leased

Otawara, Japan (3)	Manufacture and distribution of precious metal dental	Owned
alloys, dental consumable products and orthodontic products

Mexicali, Mexico (2)	Manufacture and distribution of orthodontic	Leased
products and materials

Hoorn, Netherlands (1)	Distribution of precious metal dental alloys and dental ceramics and refinery of precious metals	Owned

Katikati, New Zealand (1)	Manufacture of dental consumable products	Leased

Warsaw, Poland (1)	Manufacture and distribution of dental consumable products	Owned

Las Piedras, Puerto Rico (1)	Manufacture of crown and bridge materials	Owned

Mölndal, Sweden (2)	Manufacture and distribution of dental implant products and	Owned
consumable medical devices

Ballaigues, Switzerland (1)	Manufacture and distribution of endodontic	Owned
instruments, plastic components and packaging material

(1)	These properties are included in the Dental Consumables, Endodontic and Dental Laboratory Businesses segment.

(2)	These properties are included in the Healthcare, Orthodontic and Implant Businesses segment.

(3)	These properties are included in the Select Developed and Emerging Markets Businesses segment.

(4)	This property is a distribution warehouse not managed by named segments.

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

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note 19, Commitments and Contingencies, to the Consolidated Financial Statements in this Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of February 12, 2016.

Name	Age	Position

Bret W. Wise	55	Chairman of the Board and Chief Executive Officer
Christopher T. Clark	54	President and Chief Financial Officer
James G. Mosch	58	Executive Vice President and Chief Operating Officer
Robert J. Size	57	Senior Vice President
Albert J. Sterkenburg	52	Senior Vice President
Justin H. McCarthy	54	Interim General Counsel and Secretary

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

Justin H. McCarthy II has served as interim General Counsel and Secretary of the Company since December 31, 2015. Prior to that, Mr. McCarthy served as Assistant General Counsel, Group Counsel Preventive, Restorative, and Lab Products from May 2013 to December 2015. Between July 2011 and July 2013, he served as Assistant General Counsel & Chief Compliance Officer, and prior to that, he served as Senior Counsel (2005 - 2011) and Corporate Counsel (1998 - 2005). Prior to that time, he served as General Counsel & Secretary with the Vartan Group, and was an associate attorney with Drinker, Biddle & Reath, and with Barley Snyder.

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Market and Dividend Information

The Company’s common stock is traded on the NASDAQ National Market under the symbol “XRAY.” The following table shows, for the periods indicated, the high, low, closing sale prices and cash dividends declared of the Company’s common stock as reported on the NASDAQ National Market:

	Market Range of Common Stock		Period-end Closing Price	Cash Dividend Declared
	High	Low

2015
First Quarter	$53.85	$49.42	$50.89	$0.07250
Second Quarter	53.72	49.81	51.55	0.07250
Third Quarter	57.61	50.09	50.57	0.07250
Fourth Quarter	63.45	49.48	60.85	0.07250

2014
First Quarter	$49.13	$42.99	$46.04	$0.06625
Second Quarter	48.38	43.85	47.35	0.06625
Third Quarter	48.54	45.12	45.60	0.06625
Fourth Quarter	56.25	43.83	53.27	0.06625

Approximately 52,932 holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. In addition, the Company estimates, based on information supplied by its transfer agent, that there are 293 holders of record of the Company’s common stock.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase shares under its stock repurchase program in an amount up to 34.0 million shares of common stock.  For the quarter ended December 31, 2015, the Company had no repurchases of shares under the stock repurchase program. At December 31, 2015, the Company had 11.3 million shares that may yet be repurchased under this program.

Stock Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued under equity compensation plans at December 31, 2015:

(in millions, except share price)
Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price per Share	Securities Available for Future Issuance

Equity compensation plans approved by security holders	8.4	$39.77	7.3
Total	8.4	$39.77	7.3

Performance Graph

The graph below compares DENTSPLY International Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 index, and the S&P Health Care index. The graph tracks the performance of a $100 investment in DENTSPLY’S common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.

	12/10	12/11	12/12	12/13	12/14	12/15
DENTSPLY International Inc.	100.00	103.00	117.27	144.36	159.50	183.18
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Health Care	100.00	112.73	132.90	188.00	235.63	251.87

Item 6.  Selected Financial Data

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in millions, except per share amounts, days and percentages)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011(a)

Statement of Operations Data:
Net sales	$2,674.3	$2,922.6	$2,950.8	$2,928.4	$2,537.7
Net sales, excluding precious metal content (b)	2,581.5	2,792.7	2,771.7	2,714.7	2,332.6
Gross profit	1,517.2	1,599.8	1,577.4	1,556.4	1,273.4
Restructuring and other costs	64.7	11.1	13.4	25.7	35.9
Operating income	375.2	445.6	419.2	381.9	300.7
Income before income taxes	329.7	404.4	369.3	330.7	256.1
Net income	251.1	322.9	318.2	318.5	247.4
Net income attributable to DENTSPLY International	$251.2	$322.9	$313.2	$314.2	$244.5

Earnings per common share:
Basic	1.79	2.28	2.20	2.22	1.73
Diluted	1.76	2.24	2.16	2.18	1.70

Cash dividends declared per common share	0.290	0.265	0.250	0.220	0.205

Weighted Average Common Shares Outstanding:
Basic	140.0	141.7	142.7	141.9	141.4
Diluted	142.5	144.2	145.0	143.9	143.6

Balance Sheet Data:
Cash and cash equivalents	284.6	151.6	75.0	80.1	77.1
Property, plant and equipment, net	558.8	588.8	637.2	614.7	591.4
Goodwill and other intangibles, net	2,588.3	2,760.1	3,076.9	3,041.6	2,981.2
Total assets	4,402.9	4,646.5	5,073.6	4,966.8	4,746.5
Total debt, current and long-term portions (c)	1,153.1	1,261.9	1,471.6	1,515.5	1,757.8
Equity	2,339.4	2,322.2	2,578.0	2,249.4	1,884.2
Return on average equity	10.8%	13.2%	13.0%	15.2%	12.9%
Total net debt to total capitalization (d)	27.1%	32.3%	35.1%	39.0%	47.1%

Other Data:
Depreciation and amortization	$122.9	$129.1	$127.9	$129.2	$85.0
Cash flows from operating activities	497.4	560.4	417.8	369.7	393.5
Capital expenditures	72.0	99.6	100.3	92.1	71.2
Interest expense (income), net	53.7	41.3	41.5	48.1	35.6
Inventory days	110	113	114	106	100
Receivable days	54	55	56	53	54
Effective tax rate	23.4%	20.1%	14.1%	2.7%	4.3%
(a) Includes the results of the Astra Tech acquisition from September 1, 2011 through December 31, 2011.
(b) The presentation of net sales, excluding precious metal content, is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure.
(c) Total debt amounts shown are net of deferred financing costs.
(d) The Company defines net debt as total debt, including current and long-term portions less deferred financing costs, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

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

2015 Operational Highlights

•
For the year ended December 31, 2015, total sales declined 8.5% while sales, excluding precious metal content, decreased 7.6% compared to prior year. The decline in sales primarily reflects the impact of foreign currency exchange rates which had a negative impact of approximately 9.5% during the year. Internal growth, excluding precious metal content, was 2.0% as growth in the U.S. and Rest of World regions was offset by slightly reduced sales in Europe. The negative impact of discontinued products on internal growth, excluding precious metal content, was approximately 0.6% on a global basis.

•
For the year ended December 31, 2015, earnings per diluted share of $1.76 declined by 21% from $2.24 in the prior year. On an adjusted basis (a non-US GAAP measure), full year 2015 earnings per diluted share grew 5% to $2.62 from $2.50 in the prior year. The Company’s results reflect a significant earnings headwind from currency rate changes compared to the prior year of approximately 7%, or $0.16 per diluted share.

•
Operating margin as measured on sales, excluding precious metal content was 14.5% for the year ended December 31, 2015 compared to 16.0% for the year ended December 31, 2014. Adjusted operating margin (a non-US GAAP measure) for the year ended December 31, 2015 was 20.2%, an improvement of 180 basis points over the prior year reflecting operating improvements, net of reinvestment, associated with the Company’s global efficiency initiative.

•
On September 15, 2015, the Company announced a merger with Sirona Dental Systems, Inc. Sirona develops, manufactures and markets several lines of dental technology and equipment products including CAD/CAM restoration systems, digital intra-oral, panoramic and 3D imaging systems, dental treatment centers and instruments. Shareholders for both DENTSPLY and Sirona approved the merger in January 2016. The transaction is expected to be finalized during the first quarter of 2016. Please see Note 4, Business Combinations, in the Notes to the Consolidated Financial Statements, for additional information.

BUSINESS

DENTSPLY International Inc. is a leading manufacturer and distributor of dental and other consumable medical device products. The Company believes it is the world’s largest manufacturer of consumable dental products for the professional dental market.  For over a century, DENTSPLY’s commitment to innovation and professional collaboration has enhanced its portfolio of branded consumables and small equipment. Headquartered in the United States, the Company has global operations with sales in more than 120 countries.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) internal sales growth by geographic region; (2) constant currency sales growth by geographic region; (3) adjusted operating margins of each reportable segment, which excludes the impact of certain one time items to enhance the comparability of results period to period; (4) the development, introduction and contribution of innovative new products; and (5) sales growth through acquisition. The first three principal measurements are not calculated in accordance with accounting principles generally accepted in the United States; therefore, these items represent non-US GAAP (“non-US GAAP”) measures. These non-US GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

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

The primary drivers of internal growth includes macroeconomic factors, global dental market growth, innovation and new products launched by the Company, and continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies allows it over time to grow at a modest premium to the growth rate of the underlying dental market. Management further believes that the global dental market has generally in the past and should over time in the future grow at a premium to underlying economic growth rates. Considering all of these factors, the Company assumes that the long-term growth rate for the dental market will range from 3% to 6% on average and that the Company targets a slight premium to market growth. Over the past several years, growth in the global dental and other healthcare markets have been restrained by lower economic growth in Western Europe and certain other markets compared to historical averages and, accordingly, market growth rates, and the Company’s internal growth rate remains uncertain in the near term.

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

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations or functions to reduce costs. The Company believes that the benefits from these global efficiency initiatives will improve the cost structure and help offset areas of rising costs such as energy, employee benefits and regulatory oversight and compliance. During 2014, in connection with these efforts, the Company targeted adjusted operating income margins to expand to at least 20%, net of reinvestments to support the global efficiency effort and to accelerate growth. At December 31, 2015, the Company achieved this target. While going forward the Company expects to continue operating at or above this target level as the benefits of current initiatives are realized over time and new initiatives are implemented, operating margin in any period may be impacted by a number of factors including macroeconomic trends, business performance, currency rates, and the rate of reinvestment. In addition, efforts associated with the global efficiency initiative may be impacted by the proposed merger with Sirona, as management shifts focus to the integration process.

The Company expects that it will record restructuring charges, from time to time, associated with such initiatives. These restructuring charges could be material to the Company’s consolidated financial statements and there can be no assurance that the target adjusted operating income margins will continue to be achieved. During 2015, consistent with these efforts, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. The realignment of the laboratory business is designed to increase emphasis on innovative prosthetics materials while exiting portions of the laboratory equipment and fabrication businesses.

Product innovation is a key component of the Company’s overall growth strategy. New advances in technology are anticipated to have a significant influence on future products in the dentistry and consumable medical device markets in which the Company operates. As a result, the Company continues to pursue research and development initiatives to support technological development, including collaborations with various research institutions and dental schools. In addition, the Company licenses and purchases technologies developed by third parties. Although the Company believes these activities will lead to new innovative dental and consumable medical device products, they involve new technologies and there can be no assurance that commercialized products will be developed.

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

Impact of Foreign Currencies and Interest Rates

Due to the international nature of DENTSPLY’s business, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. This impact was significant in 2015 compared to 2014 due in part to a dramatic weakening of the euro in the latter half of 2014 and throughout 2015. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure.

RESULTS OF OPERATIONS

2015 Compared to 2014

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

The presentation of net sales, excluding precious metal content, is considered a non-US GAAP measure.  The Company provides the following reconciliation of net sales to net sales, excluding precious metal content.  The Company’s definitions and calculations of net sales, excluding precious metal content, and other operating measures derived using net sales, excluding precious metal content, may not necessarily be the same as those used by other companies.

	Year Ended December 31,
(in millions, except percentage amounts)	2015	2014	$ Change	% Change

Net sales	$2,674.3	$2,922.6	$(248.3)	(8.5%)
Less: Precious metal content of sales	92.8	129.9	(37.1)	(28.6%)
Net sales, excluding precious metal content	$2,581.5	$2,792.7	$(211.2)	(7.6%)

For the year ended December 31, 2015, net sales, excluding precious metal content decreased $211.2 million or 7.6% from the year end December 31, 2014. The change in net sales excluding precious metals content reflects 9.5% unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation and excluding precious metal content, net sales grew 1.9%. Sales related to precious metal content declined 28.6% from the prior year period which was primarily due to the continuing reduction in refinery volumes and the declining use of precious metal alloys in dentistry.

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2015
	United States	Europe	Rest of World	Worldwide

Internal sales growth	3.1%	(0.3%)	4.9%	2.0%
Net acquisition (divestiture) sales growth	(0.5%)	—%	0.4%	(0.1%)
Constant currency sales growth	2.6%	(0.3)%	5.3%	1.9%

United States

During 2015, net sales, excluding precious metal content, increased by 2.6% on a constant currency basis compared to 2014. Internal sales growth of 3.1% was led by increased sales in the dental consumables and dental specialty product categories. Internal growth for the year ended December 31, 2015 was negatively impacted by approximately 0.8% as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Europe

During 2015, net sales, excluding precious metal content, decreased by 0.3% on a constant currency basis compared to 2014. Internal sales growth was negative 0.3% mostly as a result of a decrease in sales of dental laboratory products and continued contraction in the CIS region, partially offset by positive sales growth in dental consumable and dental specialty products categories. Internal growth for the year ended December 31, 2015 was negatively impacted by approximately 0.5% as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Rest of World

During 2015, net sales, excluding precious metal content, increased 5.3% on a constant currency basis compared to 2014. The internal sales growth of 4.9% was led by the dental specialty product category. Internal growth for the year ended December 31, 2015 was negatively impacted by approximately 0.3% as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Gross Profit

	Year Ended December 31,
(in millions, except percentage amounts)	2015	2014	$ Change	% Change

Gross profit	$1,517.2	$1,599.8	$(82.6)	(5.2%)
Gross profit as a percentage of net sales, including precious metal content	56.7%	54.7%
Gross profit as a percentage of net sales, excluding precious metal content	58.8%	57.3%

Gross profit as a percentage of net sales, excluding precious metal content, increased 150 basis points during 2015 compared to 2014.  The increase in the gross profit rate was due to the favorable impact of foreign currency, benefits from the Company’s global efficiency initiative, favorable pricing and product mix when compared to the year ended December 31, 2014.

Expenses

Selling, General and Administrative (“SG&A”) Expenses

	Year Ended December 31,
(in millions, except percentages)	2015	2014	$ Change	% Change

SG&A expenses	$1,077.3	$1,143.1	$(65.8)	(5.8%)
SG&A expenses as a percentage of net sales, including precious metal content	40.3%	39.1%
SG&A expenses as a percentage of net sales, excluding precious metal content	41.7%	40.9%

SG&A expenses as a percentage of net sales, excluding precious metal content, increased 80 basis points as compared to 2014 primarily as a result of the increase in professional fees mostly related to the Company’s global efficiency initiative, merger and acquisition related expenses and higher pension costs.

Restructuring and Other Costs

	Year Ended December 31,
(in millions, except percentages)	2015	2014	$ Change	% Change

Restructuring and other costs	$64.7	$11.1	$53.6	NM
NM - Not meaningful

The Company recorded net restructuring and other costs of $64.7 million in 2015 compared to $11.1 million in 2014. On May 22, 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the year ended December 31, 2015, the Company recorded $37.3 million of costs that consist primarily of employee severance benefits related to these actions. Also during the year ended December 31, 2015, the Company recorded restructuring costs of $16.3 million within the Healthcare, Orthodontic and Implant Businesses segment that consists primarily of employee severance benefits related to the global efficiency initiative. Additional future costs expected to be incurred during 2016 associated with these enacted plans are estimated to range between $4 million to $6 million. The Company estimates the future annual savings related to the 2015 restructuring plans will be in the range of $25 million and $32 million to be realized over the next three to five years. There is no assurance that future savings will be fully achieved. During 2016, the Company expects to develop and implement new restructuring plans primarily related to its global efficiency initiatives.

In 2014, restructuring costs of $9.9 million related to the closure and consolidation of facilities in an effort to streamline the Company’s operations and better leverage the Company’s resources. Restructuring and other costs also includes expense of $1.2 million related to net legal settlements.

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentages)	2015	2014	$ Change	% Change

Net interest expense	$53.7	$41.3	$12.4	30.0%
Other expense (income), net	(8.2)	(0.1)	(8.1)	NM
Net interest and other expense	$45.5	$41.2	$4.3
NM - Not meaningful

Net Interest Expense

Net interest expense for the year ended December 31, 2015 was $12.4 million higher as compared to the year ended December 31, 2014. The increase is a result of $15.5 million of costs incurred related to the December 11, 2015 bond tender which was comprised of a bond premium and tender fees paid of $8.5 million and the acceleration of the discount on tendered bonds and other fees of $7.0 million. Excluding the bond tender expense, net interest expense was $3.1 million lower in 2015 as compared to 2014 due to lower average debt levels during 2015 partially offset by lower investment income compared to the prior year.

Other Expense (Income), Net
Other expense (income), net for the year ended December 31, 2015 improved $8.1 million compared to the year ended December 31, 2014. Other expense (income), net for the year ended December 31, 2015 includes foreign exchange gain of $5.1 million on the sale of convertible bonds and $3.0 million of other non-operating income. Other income, net for the year ended December 31, 2014 was $0.1 million, comprised primarily of $1.1 million of interest and non-cash income relating to fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $2.5 million of currency transaction losses, and $1.4 million of other non-operating income.

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014	$ Change

Effective income tax rate	23.4%	20.1%

Equity in net loss of unconsolidated affiliated company	$(1.6)	$(0.4)	$(1.2)

Net income attributable to DENTSPLY International	$251.2	$322.9	$(71.7)

Diluted earnings per common share	$1.76	$2.24

Provision for Income Taxes

The Company’s effective tax rate for 2015 and 2014 was 23.4% and 20.1%, respectively. During 2015, the Company recorded tax expense of $5.6 million related to prior year tax matters. During 2014 the Company recorded a tax benefit from the release of valuation allowances on previously unrecognized tax loss carryforwards and other deferred tax assets of approximately $8.3 million, a tax benefit of $1.4 million related to statutory tax rate changes and $4.5 million of unfavorable tax effects related to prior year tax matters. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Form 10-K.

The Company’s effective income tax rate for 2015 includes the impact of restructuring, restructuring program related costs and other costs, amortization on purchased intangible assets, business combination related costs, credit risk and fair value adjustments as well as various income tax adjustments which impacted income before income taxes and the provision for income taxes by $153.0 million and $33.5 million, respectively.

The Company’s effective income tax rate for 2014 includes the impact of amortization on purchased intangible assets, restructuring, restructuring program related costs and other costs, business combination related costs, credit risk and fair value adjustments as well as various income tax adjustments which impacted income before income taxes and the provision for income taxes by $63.2 million and $23.9 million, respectively.

Equity in net loss of unconsolidated affiliated company

The Company’s 17% ownership investment of DIO Corporation (“DIO”) resulted in a net loss of $1.6 million and $0.3 million on an after-tax basis for the years ended December 31, 2015 and 2014, respectively. The equity earnings of DIO include the result of mark-to-market changes related to the derivative accounting for the convertible bonds issued by DIO to DENTSPLY.  The Company’s portion of the mark-to-market loss recorded through DIO’s net income was approximately $2.4 million for the year ended December 31, 2015.  For the year ended December 31, 2014, the Company’s portion of the mark-to-market gain recorded through DIO’s net income was approximately $1.2 million. During the quarter ended September 30, 2015, the Company sold the DIO convertible bonds. As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. At December 31, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the Company no longer has significant influence on the operations of DIO. The Company uses the cost-basis method of accounting for the remaining direct investment.

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
(5) Certain fair value adjustments related to an unconsolidated affiliated company. This adjustment represents the fair value adjustment of the unconsolidated affiliated company’s convertible debt instrument held by the Company. The affiliate is accounted for under the equity method of accounting. The fair value adjustment is driven by open market pricing of the affiliate’s equity instruments, which has a high degree of variability and may not be indicative of the operating performance of the affiliate or the Company. During the quarter ended September 30, 2015, the Company sold the convertible bonds. The Company now uses the cost-basis method of accounting for the remaining direct investment.
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

	Year Ended December 31, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$251.2	$1.76
Restructuring, restructuring program related costs and other costs, net of tax	68.6	0.48
Amortization of purchased intangible assets, net of tax	30.5	0.22
Business combination related costs, net of tax	12.3	0.09
Income tax related adjustments	6.3	0.04
Credit risk and fair value adjustments, net of tax	5.9	0.04
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1.7)	(0.01)
Adjusted non-US GAAP earnings	$373.1	$2.62

	Year Ended December 31, 2014
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$322.9	$2.24
Amortization of purchased intangible assets, net of tax	33.6	0.23
Restructuring, restructuring program related costs and other costs, net of tax	8.5	0.06
Business combination related costs, net of tax	2.0	0.01
Credit risk and fair value adjustments, net of tax	(0.5)	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1.2)	(0.01)
Income tax related adjustments	(4.3)	(0.03)
Adjusted non-US GAAP earnings	$361.0	$2.50

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

	Year Ended December 31, 2015
(in millions, except percentage of net sales amount)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$375.2	14.5%
Restructuring, restructuring program related costs and other costs	81.1	3.2%
Amortization of purchased intangible assets	43.7	1.7%
Business combination related costs	13.1	0.5%
Credit risk and fair value adjustments	8.0	0.3%
Adjusted non-US GAAP Operating Income	$521.1	20.2%

	Year Ended December 31, 2014
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$445.6	16.0%
Amortization of purchased intangible assets	47.9	1.7%
Restructuring, restructuring program related costs and other costs	12.5	0.5%
Business combination related costs	6.8	0.2%
Adjusted non-US GAAP Operating Income	$512.8	18.4%

Operating Segment Results

The Company’s operating businesses are combined into operating groups, which have overlapping product offerings, geographic presence, customer bases, distribution channels and regulatory oversight.  These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations.  Each of these operating groups covers a wide range of product categories and geographic regions.  The product categories and geographic regions often overlap across the groups.  Further information regarding the details of each group is presented in Note 5, Segment and Geographic Information, in the Notes to the Consolidated Financial Statements in this Form 10-K.  The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentages)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,155.6	$1,208.1	$(52.5)	(4.3%)

Healthcare, Orthodontic and Implant Businesses	$968.5	$1,066.7	$(98.2)	(9.2%)

Select Developed and Emerging Markets Businesses	$457.4	$517.9	$(60.5)	(11.7%)

Segment Operating Income (Loss)	Year Ended December 31,
(in millions, except percentages)	2015	2014	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$411.3	$405.0	$6.3	1.6%

Healthcare, Orthodontic and Implant Businesses	$121.7	$126.6	$(4.9)	(3.9%)

Select Developed and Emerging Markets Businesses	$(9.4)	$(1.4)	$(8.0)	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, decreased $52.5 million, or 4.3%, during 2015 as compared to 2014. On a constant currency basis, net sales, excluding precious metal content, increased 1.7% primarily due sales growth in the Dental Consumable businesses partially offset by softer sales in the Dental Laboratory businesses. Internal growth for the year ended December 31, 2015 was negatively impacted by approximately 1.1% as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Operating income improved $6.3 million during 2015 compared to 2014. The improvement in operating income was primarily the result of improved gross margins within these businesses in aggregate.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, decreased $98.2 million, or 9.2%, during 2015 compared to 2014. Sales increased on a constant currency basis by 1.5%, led by increased sales in the Healthcare businesses.

Operating income decreased $4.9 million or 3.9% during 2015 compared to 2014 as negative foreign currency translation offset operating improvements and income associated with internal sales growth.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, decreased $60.5 million, or 11.7%, during 2015 compared to 2014. Sales increased by 2.9% on a constant currency basis. The favorable constant currency growth was the result of improved market demand in the Emerging Markets businesses. Internal growth for the year ended December 31, 2015 was negatively impacted by approximately 0.5% as a result of product line discontinuations associated with the Company’s global efficiency initiative.

Operating income decreased by $8.0 million in 2015 compared to 2014. The decrease in operating income was primarily the result of higher operating expenses, excluding foreign currency impact, across the Emerging Markets businesses.

RESULTS OF OPERATIONS

2014 Compared to 2013

Net Sales

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

Constant Currency Sales Growth

The following table includes growth rates for net sales, excluding precious metal content.

	Year Ended December 31, 2014
	United States	Europe	Rest of World	Worldwide

Internal sales growth	0.7%	0.1%	4.2%	1.2%
Net acquisition sales growth	0.3%	0.1%	2.4%	0.6%
Constant currency sales growth	1.0%	0.2%	6.6%	1.8%

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

Rest of World

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

Restructuring and Other Costs

	Year Ended December 31,
(in millions, except percentage amount)	2014	2013	$ Change	% Change

Restructuring and other costs	$11.1	$13.4	$(2.3)	(17.2%)

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

Other Income and Expenses

	Year Ended December 31,
(in millions, except percentage amounts)	2014	2013	$ Change	% Change

Net interest expense	$41.3	$41.5	$(0.2)	(0.5%)
Other expense, net	(0.1)	8.3	(8.4)	(101.2%)
Net interest and other expense	$41.2	$49.8	$(8.6)
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

Income Taxes and Net Income

	Year Ended December 31,
(in millions, except per share and percentage amounts)	2014	2013	$ Change

Effective income tax rate	20.1%	14.1%

Equity in net income (loss) of unconsolidated affiliated company	$(0.3)	$1.0	$(1.3)

Net income attributable to noncontrolling interests	$—	$5.0	$(5.0)

Net income attributable to DENTSPLY International	$322.9	$313.2	$9.7

Diluted earnings per common share	$2.24	$2.16

Provision for Income Taxes

The Company’s effective tax rate for 2014 and 2013 was 20.1% and 14.1%, respectively. The Company’s effective tax rate for 2014 was unfavorably impacted by the Company’s change in the mix of consolidated earnings. Additionally, during 2014 the Company recorded a tax benefit from the release of valuation allowances on previously unrecognized tax loss carryforwards and other deferred tax assets of approximately $8.3 million, a tax benefit of $1.4 million related to statutory tax rate changes and $4.5 million of unfavorable tax effects related to prior year tax matters. The Company’s effective tax rate for 2013 was favorably impacted by the Company’s post-acquisition restructuring activities, the recording of tax benefits of $9.4 million related to U.S. federal legislative changes enacted in January 2013 relating to 2012, a tax benefit of $2.2 million for the release of a valuation allowance and $10.3 million of benefits related to prior year tax matters. Further information regarding the details of income taxes is presented in Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Form 10-K.

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

Net income attributable to noncontrolling interests

The portion of consolidated net income attributable to noncontrolling interests decreased $5.0 million for the year ended December 31, 2014 compared to the same period in 2013 as a result of the contractual purchase of the remaining shares of a noncontrolling interest effective January 1, 2014. The cash outflow for this purchase was in the first quarter of 2015.

Net income attributable to DENTSPLY International

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to DENTSPLY International and adjusted earnings per diluted common share (“adjusted EPS”) which are non-US GAAP measures. The Company discloses adjusted net income attributable to DENTSPLY International to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to purchased intangible assets. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.
Adjusted net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

	Year Ended December 31, 2014
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$322.9	$2.24
Amortization of purchased intangible assets, net of tax	33.6	0.23
Restructuring, restructuring program related costs and other costs, net of tax	8.5	0.06
Business combination related costs, net of tax	2.0	0.01
Credit risk and fair value adjustments, net of tax	(0.5)	—
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1.2)	(0.01)
Income tax related adjustments	(4.3)	(0.03)
Adjusted non-US GAAP earnings	$361.0	$2.50

	Year Ended December 31, 2013
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to DENTSPLY International	$313.2	$2.16
Amortization of purchased intangible assets, net of tax	32.3	0.22
Restructuring, restructuring program related costs and other costs, net of tax	9.7	0.07
Business combination related costs, net of tax	5.9	0.04
Credit risk and fair value adjustments, net of tax	2.3	0.02
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	(1.2)	(0.01)
Income tax related adjustments	(21.0)	(0.15)
Adjusted non-US GAAP earnings	$341.2	$2.35

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

	Year Ended December 31, 2014
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$445.6	16.0%
Amortization of purchased intangible assets	47.9	1.7%
Restructuring, restructuring program related costs and other costs	12.5	0.5%
Business combination related costs	6.8	0.2%
Adjusted non-US GAAP Operating Income	$512.8	18.4%

	Year Ended December 31, 2013
(in millions, except percentage of net sales amounts)	Operating Income (Loss)	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to DENTSPLY International	$419.2	15.1%
Amortization of purchased intangible assets	46.2	1.7%
Restructuring, restructuring program related costs and other costs	14.6	0.5%
Business combination related costs	8.8	0.3%
Adjusted non-US GAAP Operating Income	$488.8	17.6%

Operating Segment Results

The Company’s operating businesses are combined into operating groups, which have overlapping product offerings, geographic presence, customer bases, distribution channels and regulatory oversight.  These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations.  Each of these operating groups covers a wide range of product categories and geographic regions.  The product categories and geographic regions often overlap across the groups.  Further information regarding the details of each group is presented in Note 5, Segment and Geographic Information, in the Notes to the Consolidated Financial Statements in this Form 10-K.  The management of each group is evaluated for performance and incentive compensation purposes on net third party sales, excluding precious metal content, and segment operating income.

Net Sales, Excluding Precious Metal Content	Year Ended December 31,
(in millions, except percentage amounts)	2014	2013	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,208.1	$1,197.1	$11.0	0.9%

Healthcare, Orthodontic and Implant Businesses	$1,066.7	$1,059.0	$7.7	0.7%

Select Developed and Emerging Markets Businesses	$517.9	$515.6	$2.3	0.4%

Segment Operating Income (Loss)	Year Ended December 31,
(in millions, except percentage amounts)	2014	2013	$ Change	% Change

Dental Consumables, Endodontic and Dental Laboratory Businesses	$405.0	$401.0	$4.0	1.0%

Healthcare, Orthodontic and Implant Businesses	$126.6	$105.9	$20.7	19.5%

Select Developed and Emerging Markets Businesses	$(1.4)	$(4.3)	$2.9	NM
NM - Not meaningful

Dental Consumables, Endodontic and Dental Laboratory Businesses

Net sales, excluding precious metal content, increased $11.0 million during 2014 as compared to 2013. On a constant currency basis, net sales, excluding precious metals, increased 1.0% primarily due to growth in the Dental Consumables businesses.

Operating income improved $4.0 million or 1.0% during 2014 compared to 2013. The improvement in operating income was primarily the result of sales growth and improved gross margins in the Dental Consumables businesses.

Healthcare, Orthodontic and Implant Businesses

Net sales, excluding precious metal content, increased $7.7 million during 2014 compared to 2013. Sales increased on a constant currency basis by 1.7%. The increase was primarily due to increased sales in the Healthcare businesses partially offset by lower sales in the Orthodontic businesses.

Operating income increased $20.7 million or 19.5% during 2014 compared to 2013. Operating income increase primarily due to lower operating expenses in the Healthcare and Implant businesses.

Select Developed and Emerging Markets Businesses

Net sales, excluding precious metal content, increased $2.3 million during 2014 compared to 2013. Sales increased by 3.8% on a constant currency basis. The favorable constant currency growth was the result of improved market demand in the Emerging Markets businesses.

Operating income improved by $2.9 million in 2014 compared to 2013. The increase in operating income was primarily the result of improved gross profit rate in the Emerging Markets businesses.

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

The performance of the Company’s 2015 annual impairment test did not result in any impairment of the Company’s goodwill. The WACC rates utilized in the 2015 analysis ranged from 7.6% to 12.5%. Had the WACC rate of each of the Company’s reporting units been hypothetically increased by 100 basis points at April 30, 2015, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company’s reporting units had been hypothetically reduced by 5% at April 30, 2015, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2015, three reporting units, one reporting unit within each of the Company’s three segments, would have a fair value that would approximate net book value. Goodwill for the reporting unit within the Healthcare, Orthodontic and Implant Businesses segment totaled $66.0 million at April 30, 2015. Goodwill for the reporting unit within the Dental Consumables, Endodontic and Dental Laboratory Businesses segment totaled $120.0 million at April 30, 2015. Goodwill for the reporting unit within the Select Developed and Emerging Markets Businesses segment totaled $16.0 million at April 30, 2015. To the extent that future operating results of the reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

At December 31, 2015, the Company updated its goodwill impairment testing for the three reporting units noted above based on current year financial performance. The review did not result in any impairment of the three reporting units’ respective goodwill balances. Assumptions used in the calculations of fair value were substantially consistent with those at April 30, 2015. If the WACC rate of these three reporting units had been hypothetically increased by 100 basis points at December 31, 2015, the fair value of these three reporting units would still exceed net book value. If the fair value of these reporting units had been hypothetically reduced by 5%, the fair value of those reporting units would still exceed book value. If the fair value of these reporting units had been hypothetically reduced by 10% at December 31, 2015, the three reporting units fair value would approximate net book value. At December 31, 2015, the goodwill balances for the three reporting units were approximately the same as at April 30, 2015.

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

The performance of the Company’s 2015 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangible assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points, at December 31, 2015, the fair value of these assets would still exceed their book value.

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

Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2015, the Company has a valuation allowance of $274.3 million against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities during the year ended December 31, 2015 were $497.4 million compared to $560.4 million during the year ended December 31, 2014. Net income was lower by $71.8 million in the period ended December 31, 2015 compared to the prior year. Working capital sources generated $65.6 million, an increase of $1.6 million compared to sources of $64.0 million in 2014. Primary working capital (defined as inventories plus accounts receivable less accounts payable, a non-US GAAP measure) generated $40.0 million of operating cash flow in 2015 compared to $38.3 million in 2014. The improvement of $1.7 million during the 2015 calendar year came from improved inventory of $11.1 million, partially offset by higher accounts receivable of $8.1 million and a lower accounts payable of $1.2 million versus the prior year. The improvement in total working capital of $65.6 million in 2015 was largely offset by higher tax payments of $22.7 million, restructuring payments of $21.0 million, prepayment fees on bond tender of $8.5 million, and merger fees of $8.0 million. The Company's cash and cash equivalents increased by $133.0 million during the year ended December 31, 2015 to $284.6 million.

For the year ended December 31, 2015, on a constant currency basis, the number of days for sales outstanding in accounts receivable decreased by one day to 54 days as compared to 55 days in 2014. On a constant currency basis, the number of days of sales in inventory decreased by three days to 110 days at December 31, 2015 as compared to 113 days at December 31, 2014.

Investing activities during 2015 include capital expenditures of $72.0 million and acquisitions of businesses of $54.0 million, reduced by proceeds from the redemption of corporate convertible bonds of $47.7 million.

At December 31, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under this program, the Company purchased approximately 2.1 million shares, or approximately 1.5% of average diluted shares outstanding, during 2015 at an average price of $52.50. As of December 31, 2015 and 2014, the Company held 22.7 million and 21.9 million shares of treasury stock, respectively. The Company also received proceeds of $35.5 million primarily as a result of 1.1 million stock options exercised during the year ended December 31, 2015.

Total debt decreased by $108.8 million for the year ended December 31, 2015. DENTSPLY's long-term debt, including the current portion, at December 31, 2015 and 2014 was $1,150.2 million and $1,258.9 million, respectively. The Company's long-term debt, including the current portion decreased by a net of $108.7 million during the year ended December 31, 2015. This net change included a net decrease in borrowings of $108.0 million, and a decrease of $0.7 million due to exchange rate fluctuations on debt denominated in foreign currencies. The decrease in long term borrowings reflects the payment of $100.0 million of Private Placement notes and the second annual term loan payment of $8.8 million. At December 31, 2015 and 2014, there were no outstanding borrowings under the commercial paper facility. During the year ended December 31, 2015, the Company's ratio of net debt to total capitalization decreased to 27.1% compared to 32.3% at December 31, 2014. DENTSPLY defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus total equity.

In February 2015, the Company paid the second required payment of $100.0 million under the Private Placement Notes by issuing commercial paper. The final required payment of $75.0 million is due in February 2016 and has been classified as current on the balance sheet. The Company intends to use the second delayed draw funding of its new Private Placement Notes to be issued February 19, 2016 to pay the final required payment.

In August 2015, the Company paid the second of six annual principal payments of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the Term Loan with a final maturity of August 26, 2020. The third annual installment in the amount of $8.8 million will be due in August 2016 and has been classified as current on the balance sheet.

Effective July 1, 2015, the Company amended the multi-currency revolving credit facility to extend the maturity date by one year until July 23, 2020. The Company is able to borrow up to $500.0 million through July 23, 2019 and up to $452.0 million through July 23, 2020. At December 31, 2015, there were no outstanding borrowings in the form of issued commercial paper, under the multi-currency revolving facility.

The Company successfully tendered for $153.9 million of its $450.0 million fixed rate senior notes due August 2021 with settlement on December 11, 2015. The total amount paid in excess of par, excluding accrued interest, was $8.0 million.

Effective December 11, 2015 the Company executed a new Note Purchase Agreement in a private placement with institutional investors, on a delayed draw basis, to sell 295.5 million Swiss francs and 289.0 million euros aggregate principal amount of senior notes (collectively, the “Private Placement Notes”) at a weighted average interest rate of 1.69%. The Private Placement Notes will be issued on three closing dates. The first closing occurred on December 11, 2015 and involved the issuance of 32.5 million Swiss francs and 112.0 million euros of senior notes. The second closing date is expected to occur on February 19, 2016 and will involve the issuance 71.0 million euros of senior notes. The third closing date is expected to occur on August 15, 2016 and will involve the issuance of senior notes of 263.0 million Swiss francs and 106.0 million euros. The Private Placement Notes are being issued to finance the tender for $153.9 million of the 2021 bonds on December 11, 2015, the final payment of $75.0 million on the $250.0 million Private Placement Notes due February 19, 2016, the $300.0 million fixed rate senior notes due August 2016 and the Swiss franc 65.0 million term loan maturing September 1, 2016. Accordingly, these maturities have been classified as long term reflecting the Company’s intent and ability to refinance the debt on a long term basis. See Note 12, Financing Arrangements, in the Notes to the Consolidated Financial Statements, for details related to the new Note Purchase Agreement.

Effective November 30, 2015 the Company amended the multi-currency revolving credit facility, the U.S. dollar term loan, the Swiss franc term loan and effective December 18, 2015 the Company amended the Japanese yen Samurai loan agreement to conform key terms of these facilities to each other and with those in the new Note Purchase Agreement. These credit agreements contain a number of covenants and two financial ratios, which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of total debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income less depreciation and amortization to interest expense of not less than 3.0 times. Any breach of any such covenants or ratios would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and, through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2015, the Company was in compliance with these covenants.

The Company also has access to $51.8 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At December 31, 2015, $2.9 million was outstanding under these short-term lines of credit.  At December 31, 2015, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $548.9 million.

At December 31, 2015, the Company held $35.5 million of precious metals on consignment from several financial institutions. These consignment agreements allow the Company to acquire the precious metal at market rates at a point in time, which is approximately the same time, and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position to maintain precious metal inventory at operational levels.

The following table presents the Company's scheduled contractual cash obligations at December 31, 2015:

Contractual Obligations	Within 1 Year	2-3 Years	4-5 Years	Greater Than 5 Years	Total
(in millions)

Long-term borrowings	$449.1	$18.0	$236.0	$450.4	$1,153.5
Operating leases	32.2	44.1	19.6	8.7	104.6
Interest on long-term borrowings, net
of interest rate swap agreements	28.2	37.2	34.7	19.6	119.7
Postemployment obligations	9.5	22.4	25.6	77.2	134.7
Precious metal consignment agreements	35.5	—	—	—	35.5
	$554.5	$121.7	$315.9	$555.9	$1,548.0

Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized tax benefits at December 31, 2015, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority; therefore, $18.5 million of the unrecognized tax benefit has been excluded from the contractual obligations table above (See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Form 10-K).

The Company expects on an ongoing basis to be able to finance cash requirements, including capital expenditures in a range of $80.0 million to $100.0 million excluding the impact of the potential merger, stock repurchases, debt service, operating leases and potential future acquisitions, from the current cash, cash equivalents and short-term investment balances, funds generated from operations and amounts available under its existing credit facilities, which is further discussed in Note 12, Financing Arrangements, to the consolidated financial statements. The Company intends to pay or refinance the current portion of long term debt due in 2016 utilizing proceeds from the Private Placement Notes arranged in December 2015 with delayed draw funding. As noted in the Company's Consolidated Statements of Cash Flows in this Form 10-K, the Company continues to generate strong cash flows from operations, which is used to finance the Company's activities.

At December 31, 2015, the majority of the Company’s cash and cash equivalents were held inside of the United States. The majority of the Company’s excess free cash flow is generated outside of the United States. Most of the foreign excess free cash flow could be repatriated to the United States, however, under current law, potentially may be subject to U.S. federal income tax, less applicable foreign tax credits. The Company expects to repatriate its foreign excess free cash flow (the amount in excess of capital investment and acquisition needs), subject to current regulations, to fund ongoing operations and capital needs. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities.

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

The Company has numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses both non-derivative financial instruments, including foreign currency denominated debt held at the parent company level and foreign exchange forward contracts to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in the non-derivative and derivative financial instruments designated as hedges of net investment.

At December 31, 2015, a 10% strengthening of the U.S. dollar against all other currencies would improve the net fair value associated with the forward foreign exchange contracts by approximately $77.1 million.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt and to convert fixed rate debt to variable rate debt. At December 31, 2015, the Company has three groups of significant interest rate swaps. One of the groups of swaps has notional amounts totaling 12.6 billion Japanese yen, and effectively converts the underlying variable interest rates to an average fixed interest rate of 0.9% for a term of five years, ending in September 2019. Another swap has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rates to a fixed interest rate of 1.8% for a term of five years, ending in September 2016. Another swap has a notional amount of $45.0 million to effectively convert the underlying fixed interest rate of 4.1% on a portion of the Company’s $250.0 million Private Placement Notes to variable rate for a term of five years, ending February 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

At December 31, 2015, an increase of 1.0% in the interest rates on the variable interest rate instruments would increase the Company’s annual interest expense by approximately $2.1 million.

Commodity Risk Management

The Company selectively enters into commodity swaps to effectively fix certain variable raw material costs. These swaps are used purely to stabilize the cost of components used in the production of certain of the Company’s products. The Company generally accounts for the commodity swaps as cash flow hedges. At December 31, 2015, the Company had swaps in place to purchase 498 troy ounces of platinum bullion for use in production at an average fixed rate of $1,084 per troy ounce.  In addition, the Company had swaps in place to purchase 18,285 troy ounces of silver bullion for use in production at an average fixed rate of $16 per troy ounce.

At December 31, 2015, a 10% increase in commodity prices would reduce the fair value liability associated with the commodity swaps by approximately $0.1 million.

Off Balance Sheet Arrangements

Consignment Arrangements

The Company consigns the precious metals used in the production of precious metal dental alloy products from various financial institutions. Under these consignment arrangements, the banks own the precious metal, and, accordingly, the Company does not report this consigned inventory as part of its inventory on the Consolidated Balance Sheet. These agreements are cancelable by either party at the end of each consignment period, which typically run for a period of one to nine months; however, because the Company typically has access to numerous financial institutions with excess capacity, consignment needs created by cancellations can be shifted among the other institutions. The consignment agreements allow the Company to take ownership of the metal at approximately the same time customer orders are received and to closely match the price of the metal acquired to the price charged to the customer (i.e., the price charged to the customer is largely a pass through).

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

At December 31, 2015, the Company had approximately 51,300 troy ounces of precious metal, primarily gold, platinum, palladium and silver on consignment for periods of less than one year with a market value of $35.5 million. Under the terms of the consignment agreements, the Company also makes compensatory payments to the consignor banks based on a percentage of the value of the consigned precious metals inventory. At December 31, 2015, the average annual rate charged by the consignor banks was 0.6%. These compensatory payments are considered to be a cost of the metals purchased and are recorded as part of the cost of products sold.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information (i) set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and (ii) set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information set forth under the caption “Report on Executive Compensation” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2016 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is presented in the 2016 Proxy Statement, which is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1.	Financial Statements

The following consolidated financial statements of the Company are filed as part of this Form 10-K:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations - Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Changes in Equity - Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013
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

3.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of the Company’s Form 10-K.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of September 15, 2015, by and among DENTSPLY International Inc., Sirona Dental Systems, Inc. and Dawkins Merger Sub Inc. (18)
3.1		Amended and Restated Certificate of Incorporation (16)
3.2		By-Laws, as amended and restated (Filed herewith)
4.1	(a)
United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.)(formerly Exhibit 4.1(b)) (6)

(b)
First Amendment to the United States Commercial Paper Dealer Agreement dated as of March 28, 2002 between the Company and Citigroup Global Markets Inc. (formerly known as Salomon Smith Barney Inc.) (17)

4.2	(a)	United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (17)
	(b)	First Amendment to the United States Commercial Paper Dealer Agreement dated as of August 18, 2011 between the Company and J.P. Morgan Securities LLC (17)
4.3
$500.0 Million Credit Agreement, dated as of July 23, 2014 final maturity in July 23, 2019, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Citibank N.A. as Syndication Agent, Bank of Tokyo-Mitsubishi UFJ, LTD and Wells Fargo Bank, N.A., Commerzbank AG, and HSBC Bank USA N.A. as co-documentation agents, and J.P. Morgan Securities LLC and Citibank Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers (17)

	(a)	First Amendment to the $500.0 Million Credit Agreement dated as of July 1, 2015 between the Company and the Subsidiary Borrowers party (Filed herewith)

	(b)	Second Amendment to the $500.0 Million Credit Agreement dated November 30, 2015 between the Company and Subsidiary Borrowers party (Filed herewith)
4.4		$250.0 Million Private Placement Note Purchase Agreement, due February 19, 2016 dated as of October 16, 2009 (10)
4.5	(a)	65.0 Million Swiss Franc Term Loan Agreement, due March 1, 2012 dated as of February 24, 2010 (11)
	(b)	First Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated May 21, 2010 between the Company, the Lenders, and PNC Bank National Association, as Agent (Filed herewith)
(c)
Second Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated August 31, 2011 due September 1, 2016, between the Company, the Lenders, and PNC Bank, National Association, as Agent(formerly Exhibit 4.8) (12)

	(d)	Third Amendment to the 65.0 Million Swiss Franc Term Loan Agreement dated November 30, 2015 (Filed herewith)
4.10		$175.0 Million Credit Agreement dated August 26, 2013 among DENTSPLY International Inc., PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (16)
(a)
First Amendment to the $175.0 Million Credit Agreement dated November 30, 2015 between the Company and PNC Bank, National Association as Administrative Agent and the Lenders Party thereto (Filed herewith)

4.11		Form of Indenture (13)
4.12		Supplemental Indenture, dated August 23, 2011 between DENTSPLY International Inc., as Issuer and Wells Fargo, National Association, as Trustee (14)
4.14
12.55 Billion Japanese Yen Term Loan Agreement between the Company and Bank of Tokyo dated September 22, 2014 due September 28, 2019, between the Company, The Bank of Tokyo-Mitsubishi UFJ, LTD as Sole Lead Arranger, Development Bank of Japan, Inc. as Co-Arranger, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent (17)

	(a)	First Amendment to 12.55 Billion Japanese Yen Term Loan Agreement dated December 18, 2015 between the Company and Bank of Tokyo-Mitsubishi UFJ, LTD (Filed herewith)
4.15		United States Commercial Paper issuing and paying Agency Agreement dated as of November 4, 2014, between the Company and U.S. Bank N.A. (17)
4.16		Note Purchase Agreement, dated December 11, 2015, by and among the Company and the purchasers listed in Schedule A thereto (Filed herewith)
10.2		2002 Amended and Restated Equity Incentive Plan (8)
10.3		Restricted Stock Unit Deferral Plan (Filed herewith)
10.4	(a)	Trust Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
	(b)	Plan Recordkeeping Agreement for the Company’s Employee Stock Ownership Plan between the Company and T. Rowe Price Trust Company dated as of November 1, 2000 (3)
10.5		DENTSPLY Supplemental Saving Plan Agreement dated as of December 10, 2007 (8)
10.6		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Bret W. Wise* (8)
10.7		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Christopher T. Clark* (8)
10.10		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and James G. Mosch* (8)
10.11		Amended and Restated Employment Agreement entered February 19, 2008 between the Company and Robert J. Size* (8)
10.12		Amended and Restated Employment Agreement entered January 1, 2009 between the Company’s subsidiary, DeguDent GMBH and Albert Sterkenburg* (9)
10.13		DENTSPLY International Inc. Directors’ Deferred Compensation Plan effective January 1, 2007, as amended* (9)
10.14		Board Compensation Arrangement* (Filed herewith)
10.15		Supplemental Executive Retirement Plan effective January 1, 1999, as amended January 1, 2008* (9)
10.16		Incentive Compensation Plan, amended and restated* (12)
10.17		AZ Trade Marks License Agreement, dated January 18, 2001 between AstraZeneca AB and Maillefer Instruments Holdings, S.A. (3)

10.18	(a)	Precious metal inventory Purchase and Sale Agreement dated November 30, 2001, as amended October 10, 2006 between Bank of Nova Scotia and the Company (7)
	(b)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between JPMorgan Chase Bank and the Company (4)
	(c)	Precious metal inventory Purchase and Sale Agreement dated December 20, 2001 between Mitsui & Co., Precious Metals Inc. and the Company (4)
	(e)	Precious metal inventory Purchase and Sale Agreement dated January 30, 2002 between CommerzbankAG, Frankfurt, and the Company (8)
	(f)	Precious metal inventory Purchase and Sale Agreement dated December 6, 2010, as amended February 8, 2013 between HSBC Bank USA, National Association and the Company (16)
	(g)	Precious metal inventory Purchase and Sale Agreement dated April 29, 2013 between The Toronto-Dominion Bank and the Company (16)
10.19		Executive Change in Control Plan for foreign executives, as amended December 31, 2008* (10)
10.20		2010 Equity Incentive Plan, amended and restated (Filed herewith)
10.21		Employment Agreement between the Company and Deborah M. Rasin* (12)
10.22		Employment Agreement, dated December 11, 2015, between DENTSPLY International Inc. and Bret W. Wise* (Filed herewith)
12.1		Computation of Ratio of Earnings to Fixed Charges (Filed herewith)
21.1		Subsidiaries of the Company (Filed herewith)
23.1		Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1		Section 302 Certification Statement Chief Executive Officer
31.2		Section 302 Certification Statements Chief Financial Officer
32		Section 906 Certification Statement
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan.

(1)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated June 4, 1998 (No. 333-56093).

(2)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 1999, File No. 0-16211.

(3)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2000, File No. 0-16211.

(4)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, File No. 0-16211.

(5)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-8 dated November 27, 2002 (No. 333-101548).

(6)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2002, File No. 0-16211.

(7)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, File no. 0-16211.

(8)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, File No. 0-16211.

(9)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, File No. 0-16211.

(10)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, File no. 0-16211.

(11)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, File no. 0-16211.

(12)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, File no. 0-16211.

(13)	Incorporated by reference to exhibit included in the Company’s Registration Statement on Form S-3 dated August 15, 2011 (No. 333-176307).

(14)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated August 29, 2011, File no. 0-16211.

(15)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, File no. 0-16211.

(16)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, File no. 0-16211.

(17)	Incorporated by reference to exhibit included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, File no. 0-16211.

(18)	Incorporated by reference to exhibit included in the Company’s Form 8-K dated September 16, 2015, File no. 0-16211

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

		Additions
(in millions)	Balance at Beginning of Period	Charged (Credited) To Costs And Expenses	Charged to Other Accounts	Write-offs Net of Recoveries	Translation Adjustment	Balance at End of Period

Description

Allowance for doubtful accounts:

For Year Ended December 31,
2013	$13.6	$2.9	$(0.2)	$(2.5)	$0.4	$14.2
2014	14.2	(1.7)	0.5	(2.4)	(1.8)	8.8
2015	8.8	4.3	1.4	(2.2)	(1.6)	10.7

Deferred tax asset valuation allowance:

For Year Ended December 31,
2013	$179.7	$49.3	$—	$—	$(0.1)	$228.9
2014	228.9	28.7	—	—	(4.3)	253.3
2015	253.3	26.7	—	—	(5.7)	274.3

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making its assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

/s/	Bret W. Wise	/s/	Christopher T. Clark
	Bret W. Wise		Christopher T. Clark
	Chairman of the Board and		President and
	Chief Executive Officer		Chief Financial Officer
	February 12, 2016		February 12, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DENTSPLY International Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DENTSPLY International Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 12, 2016

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net sales	$2,674.3	$2,922.6	$2,950.8
Cost of products sold	1,157.1	1,322.8	1,373.4

Gross profit	1,517.2	1,599.8	1,577.4
Selling, general and administrative expenses	1,077.3	1,143.1	1,144.8
Restructuring and other costs	64.7	11.1	13.4

Operating income	375.2	445.6	419.2

Other income and expenses:
Interest expense	55.9	46.9	49.6
Interest income	(2.2)	(5.6)	(8.1)
Other expense (income), net	(8.2)	(0.1)	8.4

Income before income taxes	329.7	404.4	369.3
Provision for income taxes	77.0	81.1	52.2
Equity in net (loss) income of unconsolidated affiliated company	(1.6)	(0.4)	1.1

Net income	251.1	322.9	318.2

Less: Net (loss) income attributable to noncontrolling interests	(0.1)	—	5.0

Net income attributable to DENTSPLY International	$251.2	$322.9	$313.2

Earnings per common share:
Basic	$1.79	$2.28	$2.20
Diluted	$1.76	$2.24	$2.16

Weighted average common shares outstanding:
Basic	140.0	141.7	142.7
Diluted	142.5	144.2	145.0

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013

Net Income	$251.1	$322.9	$318.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(188.1)	(354.1)	88.9
Net gain (loss) on derivative financial instruments	12.1	49.3	(29.7)
Net unrealized holding loss on available-for-sale securities	(8.5)	(4.2)	(5.1)
Pension liability adjustments	32.2	(63.7)	23.2
Total other comprehensive (loss) income	(152.3)	(372.7)	77.3

Total comprehensive income (loss)	98.8	(49.8)	395.5

Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	(0.7)	7.2

Comprehensive income (loss) attributable to DENTSPLY International	$98.3	$(49.1)	$388.3

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$284.6	$151.6
Accounts and notes receivable-trade, net	399.9	426.6
Inventories, net	340.4	387.1
Prepaid expenses and other current assets	171.8	241.7
Total Current Assets	1,196.7	1,207.0

Property, plant and equipment, net	558.8	588.8
Identifiable intangible assets, net	600.7	670.8
Goodwill, net	1,987.6	2,089.3
Other noncurrent assets, net	59.1	90.6
Total Assets	$4,402.9	$4,646.5

Liabilities and Equity
Current Liabilities:
Accounts payable	$133.6	$132.6
Accrued liabilities	310.1	379.2
Income taxes payable	20.2	29.0
Notes payable and current portion of long-term debt	12.1	111.8
Total Current Liabilities	476.0	652.6

Long-term debt	1,141.0	1,150.1
Deferred income taxes	160.3	165.6
Other noncurrent liabilities	286.2	356.0
Total Liabilities	2,063.5	2,324.3

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value; 200.0 million shares authorized; 162.8 million shares issued; 140.1 million and 140.9 million shares outstanding at December 31, 2015 and 2014, respectively.	1.6	1.6
Capital in excess of par value	237.8	221.7
Retained earnings	3,591.0	3,380.7
Accumulated other comprehensive loss	(594.0)	(441.1)
Treasury stock, at cost, 22.7 million and 21.9 million shares at December 31, 2015 and 2014, respectively.	(898.4)	(841.6)
Total DENTSPLY International Equity	2,338.0	2,321.3
Noncontrolling Interests	1.4	0.9
Total Equity	2,339.4	2,322.2
Total Liabilities and Equity	$4,402.9	$4,646.5

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total DENTSPLY International Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2012	$1.6	$246.5	$2,818.5	$(144.2)	$(713.7)	$2,208.7	$40.7	$2,249.4

Net income	—	—	313.2	—	—	313.2	5.0	318.2

Other comprehensive income	—	—	—	75.1	—	75.1	2.2	77.3

Acquisition of noncontrolling interest	—	(3.9)	—	—	—	(3.9)	(5.0)	(8.9)
Exercise of stock options	—	(7.3)	—	—	74.2	66.9	—	66.9
Tax benefit from stock options exercised	—	2.4	—	—	—	2.4	—	2.4
Share based compensation expense	—	25.1	—	—	—	25.1	—	25.1
Funding of Employee Stock Ownership Plan	—	1.0	—	—	3.7	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(118.0)	(118.0)	—	(118.0)
RSU distributions	—	(8.8)	—	—	5.3	(3.5)	—	(3.5)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.250 per share)	—	—	(35.7)	—	—	(35.7)	—	(35.7)

Balance at December 31, 2013	$1.6	$255.3	$3,095.7	$(69.1)	$(748.5)	$2,535.0	$42.9	$2,577.9

Net income	—	—	322.9	—	—	322.9	—	322.9

Other comprehensive loss	—	—	—	(366.5)	—	(366.5)	(0.7)	(367.2)

Acquisition of noncontrolling interest	—	(42.0)	—	(5.5)	—	(47.5)	(41.3)	(88.8)
Exercise of stock options	—	(9.7)	—	—	58.7	49.0	—	49.0
Tax benefit from stock options exercised	—	2.1	—	—	—	2.1	—	2.1
Share based compensation expense	—	25.4	—	—	—	25.4	—	25.4
Funding of Employee Stock Ownership Plan	—	1.5	—	—	4.4	5.9	—	5.9
Treasury shares purchased	—	—	—	—	(163.2)	(163.2)	—	(163.2)
RSU distributions	—	(11.2)	—	—	7.0	(4.2)	—	(4.2)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.265 per share)	—	—	(37.6)	—	—	(37.6)	—	(37.6)

Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	251.2	—	—	251.2	(0.1)	251.1

Other comprehensive loss	—	—	—	(152.9)	—	(152.9)	0.6	(152.3)

Exercise of stock options	—	(8.2)	—	—	43.4	35.2	—	35.2
Tax benefit from stock options exercised	—	11.6	—	—	—	11.6	—	11.6
Share based compensation expense	—	25.6	—	—	—	25.6	—	25.6
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.6	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(112.7)	(112.7)	—	(112.7)
RSU distributions	—	(14.3)	—	—	8.9	(5.4)	—	(5.4)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.290 per share)	—	—	(40.6)	—	—	(40.6)	—	(40.6)

Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

The accompanying notes are an integral part of these financial statements.

DENTSPLY INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:

Net income	$251.1	$322.9	$318.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79.1	81.2	81.6
Amortization of intangible assets	43.8	47.9	46.3
Amortization of deferred financing costs	11.3	4.6	5.0
Deferred income taxes	27.4	17.5	(29.2)
Share based compensation expense	25.6	25.4	25.1
Restructuring and other costs - non-cash	43.3	5.8	14.0
Stock option income tax benefit	(11.6)	(2.1)	(2.4)
Equity in earnings (loss) from unconsolidated affiliates	1.6	0.4	(1.1)
Other non-cash (income) expense	(13.1)	10.0	19.8
Loss on disposal of property, plant and equipment	0.8	0.4	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(0.9)	7.2	(32.5)
Inventories, net	32.1	21.0	(25.4)
Prepaid expenses and other current assets	(9.5)	(16.1)	26.9
Other noncurrent assets	3.3	4.9	(1.1)
Accounts payable	8.8	10.0	(36.7)
Accrued liabilities	(4.7)	(12.2)	(4.2)
Income taxes	(8.1)	22.4	(0.5)
Other noncurrent liabilities	17.1	9.2	13.2

Net cash provided by operating activities	497.4	560.4	417.8

Cash flows from investing activities:

Cash paid for acquisitions of businesses and equity investments	(54.0)	(8.6)	(66.2)
Proceeds from the sale of businesses	—	6.5	—
Purchases of short term time deposits	—	(2.3)	—
Liquidation of short term time deposits	—	1.1	—
Proceeds from redemption of long-term corporate bonds	47.7	—	—
Capital expenditures	(72.0)	(99.6)	(100.3)
Purchase of company owned life insurance policies	(1.4)	(0.9)	(1.5)
Cash received on derivative contracts	30.7	67.2	10.8
Cash paid on derivative contracts	(6.3)	(96.5)	(104.9)
Expenditures for identifiable intangible assets	—	(6.2)	(1.1)
Proceeds from sale of property, plant and equipment	0.4	0.6	3.0

Net cash used in investing activities	(54.9)	(138.7)	(260.2)

Cash flows from financing activities:

Proceeds from long-term borrowings, net of deferred financing costs	152.9	114.3	174.6
Payments on long-term borrowings	(267.5)	(199.2)	(251.4)
(Decrease) increase in short-term borrowings	(2.2)	(101.9)	57.3
Proceeds from exercise of stock options	35.5	49.0	66.9
Excess tax benefits from share based compensation	11.6	2.1	2.4
Cash paid for acquisition of noncontrolling interests of consolidated subsidiaries	(80.5)	—	(9.0)
Cash paid for treasury stock	(112.7)	(163.2)	(118.0)
Cash dividends paid	(40.0)	(37.3)	(34.8)
Cash paid on derivative contracts	—	—	(49.7)

Net cash used in financing activities	(302.9)	(336.2)	(161.7)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	(8.9)	(1.0)

Net increase (decrease) in cash and cash equivalents	133.0	76.6	(5.1)

Cash and cash equivalents at beginning of period	151.6	75.0	80.1

Cash and cash equivalents at end of period	$284.6	$151.6	$75.0

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$54.9	$47.8	$50.5
Income taxes paid	$71.4	$48.7	$49.8

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

Accounts receivable – trade is stated net of these allowances that were $10.7 million and $8.8 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the Company wrote-off $2.2 million and $2.4 million, respectively, of accounts receivable that were previously reserved.  The Company increased the provision for doubtful accounts by $4.3 million and reduced the provision by $1.7 million during 2015 and 2014, respectively. The remaining change in the allowance is related to foreign currency translation.

Inventories

Inventories are stated at the lower of cost or market.  At December 31, 2015 and 2014, the cost of $8.1 million and $6.3 million, respectively, of inventories was determined by the last-in, first-out (“LIFO”) method.  The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods.

If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at December 31, 2015 and 2014 by $6.6 million and $6.1 million, respectively.

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

Assets and liabilities of foreign subsidiaries are translated at foreign exchange rates on the balance sheet date; revenue and expenses are translated at the average year-to-date foreign exchange rates. The effects of these translation adjustments are reported in Equity within AOCI of the consolidated balance sheets. During the year ended December 31, 2015, the Company had gains of $1.7 million on its loans designated as hedges of net investments and translation losses of $187.2 million. During the year ended December 31, 2014, the Company had gains of $13.5 million on its loans designated as hedges of net investments and translation losses of $366.9 million.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments in countries with highly inflationary economies are included in income. Net foreign exchange transaction gains of $5.2 million and net foreign exchange transaction losses of $1.3 million and $9.0 million in 2015, 2014, and 2013, respectively, are included in “Other expense (income), net” on the Consolidated Statements of Operations.

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

A portion of the Company’s net sales is comprised of sales of precious metals generated through its precious metal dental alloy product offerings. As the precious metal content of the Company’s sales is largely a pass-through to customers, the Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers. The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal alloy sale prices are typically adjusted when the prices of underlying precious metals change. The precious metals content of sales was $92.8 million, $129.9 million and $179.1 million for 2015, 2014 and 2013, respectively.

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

Research and Development Costs

Research and development (“R&D”) costs relate primarily to internal costs for salaries and direct overhead expenses. In addition, the Company contracts with outside vendors to conduct R&D activities. All such R&D costs are charged to expense when incurred. The Company capitalizes the costs of equipment that have general R&D uses and expenses such equipment that is solely for specific R&D projects. The depreciation expense related to this capitalized equipment is included in the Company’s R&D costs. R&D costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and amounted to $74.9 million, $80.8 million and $85.1 million for 2015, 2014 and 2013, respectively.

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

Segment Reporting

The Company has numerous operating businesses covering a wide range of products and geographic regions, primarily serving the professional dental market and to a lesser extent the consumable medical device market. Professional dental products represented approximately 88% of sales for each of the years ended 2015, 2014 and 2013. The Company has three reportable segments and a description of the activities within these segments is included in Note 5, Segment and Geographic Information.

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

Reclassification of Prior Years Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the first quarter of 2015, the Company realigned reporting responsibilities for multiple locations as a result of changes to the management reporting structure.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This newly issued accounting standard changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on entity’s operations and financial results. Additionally, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after a disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. The Company adopted this accounting standard for the quarter ended March 31, 2015. The adoption of this standard did not materially impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015 the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company expects to adopt this accounting standard for the quarter ended March 31, 2018. The Company is currently assessing the impact that ASU No. 2014-09 may have on their financial positions, results of operations, cash flows and disclosures, as well as, the transition method they will use to adopt the guidance.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” This newly issued accounting standard eliminates from generally accepted accounting principles the concept of Extraordinary items, events or transactions that are unusual in nature and occur infrequently. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt this accounting standard for the quarter ended March 31, 2016. The adoption of this standard will not materially impact the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This newly issued accounting standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. Retrospective application is required. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard for the quarter ended June 30, 2015, applying retrospective application to the period presented below. The following is a summary of the adjustment to the financial statement line items impacted by this accounting update:

December 31, 2014
(in millions)	As Reported
Consolidated Balance Sheet Line Item	Balance	Adjustment	Adjusted Balance
Other noncurrent assets, net	$94.4	$(3.8)	$90.6
Notes payable and current portion of long-term debt	112.8	(1.0)	111.8
Long-term debt	1,152.9	(2.8)	1,150.1

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

In September 2015, the FASB issued ASU No.2015-16, “Simplifying Accounting for Measurement Period Adjustments.” This newly issued accounting standard seeks to simplify the accounting related to Business Combinations. Current US GAAP requires retrospective adjustment for provisional amounts recognized during the measurement periods when facts and circumstances that existed at the measurement date, if known, would have affected the measurement of the accounts initially recognized. This standard eliminates the requirement for retrospective adjustments and requires adjustments to the Financial Statements as needed in current period earnings for the full effect of changes. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2015 and is not permitted to be adopted retrospectively. The Company will incorporate this standard into the accounting and reporting for all future business combinations that take place once the standard becomes effective.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This newly issued accounting standard seeks to simplify the accounting related to deferred income taxes. Current US GAAP requires an entity to separate deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) into current and noncurrent amounts for each tax jurisdiction based on the classification of the related asset or liability for financial reporting. DTAs and DTLs not related to assets and liabilities for financial reporting are classified based on the expected reversal date. The new standard requires DTAs or DTLs for each tax jurisdictions to be classified as noncurrent in a classified statement of financial position. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016 and is permitted to be adopted prospectively or retrospectively. The Company is currently assessing the impact that this standard may have on their financial positions and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This newly issued accounting standard seeks to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information as well as to improve and achieve convergence of the FASB and IASB standards on the accounting for financial instruments. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. It also requires enhanced disclosures about those investments and reduces the number of items that are recognized in other comprehensive income. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2017 and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard may have on their financial positions, results of operations, cash flows and disclosures.
NOTE 2 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in millions, except for per share amounts)	Net income attributable to DENTSPLY International	Shares	Earnings per common share

Year Ended December 31, 2015
Basic	251.2	140.0	$1.79
Incremental shares from assumed exercise of dilutive options and RSUs		2.5

Diluted	251.2	142.5	$1.76

Year Ended December 31, 2014
Basic	322.9	141.7	$2.28
Incremental shares from assumed exercise of dilutive options and RSUs		2.5

Diluted	322.9	144.2	$2.24

Year Ended December 31, 2013
Basic	313.2	142.7	$2.20
Incremental shares from assumed exercise of dilutive options and RSUs		2.3

Diluted	313.2	145.0	$2.16

The calculation of weighted average diluted shares outstanding excludes stock options and restricted stock units (“RSUs”) of 0.9 million, 1.0 million and 2.3 million shares of common stock that were outstanding during the years ended 2015, 2014 and 2013, respectively, from the computation of diluted earnings per common share since their effect would be antidilutive.

NOTE 3 - COMPREHENSIVE INCOME

AOCI includes foreign currency translation adjustments related to the Company’s foreign subsidiaries, net of the related changes in certain financial instruments hedging these foreign currency investments. In addition, changes in the Company’s fair value of certain derivative financial instruments, net unrealized holding gain on available-for-sale securities and pension liability adjustments and prior service costs, net are recorded in AOCI. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2015, 2014 and 2013, these tax adjustments were $169.3 million, $195.4 million and $205.1 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $307.5 million and $117.1 million at December 31, 2015 and 2014, respectively, and which included losses of $93.7 million and $95.4 million, respectively, on loans designated as hedges of net investments.

Changes in AOCI by component for the years ended December 31, 2015, 2014 and 2013:

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance, net of tax, at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive (loss) income before reclassifications and tax impact	(178.0)	22.1	4.5	(6.8)	39.9	(118.3)
Tax (expense) benefit	(9.5)	(3.3)	(2.0)	2.0	(13.3)	(26.1)
Other comprehensive (loss) income, net of tax, before reclassifications	(187.5)	18.8	2.5	(4.8)	26.6	(144.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.2)	(9.2)	—	(3.7)	5.6	(8.5)
Net (decrease) increase in other comprehensive income	(188.7)	9.6	2.5	(8.5)	32.2	(152.9)
Balance, net of tax, at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$—	$(81.4)	$(594.0)

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments	Net Unrealized Holding Gain (Loss) on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance, net of tax, at December 31, 2013	$141.0	$(21.8)	$(151.1)	$12.7	$(49.9)	$(69.1)
Other comprehensive (loss) income before reclassifications and tax impact	(336.2)	3.9	62.4	(6.1)	(89.6)	(365.6)
Tax (expense) benefit	(11.8)	0.1	(24.0)	1.9	24.1	(9.7)
Other comprehensive income (loss), net of tax, before reclassifications	(348.0)	4.0	38.4	(4.2)	(65.5)	(375.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	7.0	—	—	1.8	8.8
Net (decrease) increase in other comprehensive income	(348.0)	11.0	38.4	(4.2)	(63.7)	(366.5)
Foreign currency translation related to acquisition of noncontrolling interest	(5.5)	—	—	—	—	(5.5)
Balance, net of tax, at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)

Reclassification out of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Operations
	Year Ended December, 31
	2015	2014	2013

Realized foreign currency gain on liquidation of foreign subsidiary:
Foreign currency translation adjustment	$1.2	$—	$—	Other expense (income), net

Gains and (loss) on derivative financial instruments:
Interest rate swaps	$(10.1)	$(3.7)	$(3.7)	Interest expense
Foreign exchange forward contracts	18.0	(6.4)	1.2	Cost of products sold
Foreign exchange forward contracts	0.6	(0.1)	(0.1)	SG&A expenses
Commodity contracts	(0.5)	(0.5)	(0.3)	Cost of products sold
	8.0	(10.7)	(2.9)	Net gain (loss) before tax
	1.2	3.7	0.9	Tax benefit
	$9.2	$(7.0)	$(2.0)	Net of tax

Realized gain on available-for-sale securities:
Available -for-sale-securities	$5.1	$—	$—	Other expense (income), net
	(1.4)	—	—	Tax expense
	$3.7	$—	$—	Net of tax

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.2	$0.1	$0.1	(a)
Amortization of net actuarial losses	(8.0)	(2.9)	(5.5)	(a)
	(7.8)	(2.8)	(5.4)	Net loss before tax
	2.2	1.0	1.6	Tax benefit
	$(5.6)	$(1.8)	$(3.8)	Net of tax

Total reclassifications for the period	$8.5	$(8.8)	$(5.8)

(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the years ended December 31, 2015, 2014, and 2013, respectively (see Note 15, Benefit Plans, for additional details).

NOTE 4 - BUSINESS COMBINATIONS

Business Combinations

2015 Transactions

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

The Merger Agreement contains certain termination rights for both the Company and Sirona, including if the merger is not consummated on or before March 15, 2016 (which is subject to extension under certain circumstances but generally not beyond December 15, 2016).  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by the Company or Sirona as a result of an adverse change in the recommendation of the other party’s board of directors, (i) the Company may be required to pay a termination fee of $280.0 million to Sirona and Sirona may be required to pay a termination fee of $205.0 million to the Company and (ii) either company may be required to reimburse the other company for merger-related expenses of up to $15.0 million.

On January 11, 2016, the respective stockholders of the Company and Sirona approved the proposed transaction. The transaction, which is expected to be completed in the first quarter of 2016, remains subject to the receipt of certain regulatory approvals and other customary closing conditions.

In October 2015, the Company purchased a South American-based manufacturer of dental laboratory products for $51.1 million. The Company recorded $31.3 million of goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. The results of operations for this business have been included in the accompanying financial statements as of the effective date of the respective transactions. This transaction was immaterial to the Company’s net sales and net income attributable to DENTSPLY.

2014 Transactions

On January 1, 2014, the Company recorded a liability for the contractual purchase of the remaining shares of one noncontrolling interest. The Company paid $80.4 million to settle this obligation during the first quarter of 2015.

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

Investment in Affiliates

On December 9, 2010, the Company purchased an initial ownership interest of 17% of the outstanding shares of DIO Corporation (“DIO”). In addition, on December 9, 2010, the Company invested $49.7 million in the corporate convertible bonds of DIO, which were permitted to be converted into common shares at any time. The bonds were designated by the Company as available-for-sale securities which are reported in, “Prepaid expenses and other current assets,” in the Consolidated Balance Sheets at December 31, 2014 and the changes in fair value were reported in AOCI. The contractual maturity of the bonds was December 2015. The Company had recorded the ownership in DIO under the equity method of accounting as it had significant influence over DIO.

In September 2015, the Company sold the bonds at face value. The Company recorded an unrealized holding loss, net of tax, of $4.8 million for the year ended December 31, 2015, in the Consolidated Statements of Comprehensive Income. As a result of sale of the bonds, the Company recorded $3.7 million, net of tax, of realized foreign currency gains in “Other expense (income), net,” in the the Consolidated Statements of Operations for the year ended December 31, 2015. The fair value of the DIO bonds was $57.7 million at December 31, 2014. For the years ended December 31, 2014 and 2013, a cumulative unrealized holding gain of $8.5 million and $12.7 million, respectively, was recorded on available-for-sale securities, net of tax in AOCI.

As part of the disposition of the convertible bonds, the Company requested to relinquish its two board seats on the DIO Board of Directors. At December 31, 2015, the Company no longer has representation on the DIO Board of Directors and as a result the

Company no longer has significant influence on the operations of DIO. In addition, the buyers of the convertible bonds exercised the conversion rights which resulted in DIO issuing additional shares and diluting the Company’s ownership position to 13%. As a result of these changes the Company now uses the cost-basis method of accounting for the remaining direct investment. The book value of the Company’s direct investment in DIO is $8.5 million at December 31, 2015 and is included in “Other noncurrent assets, net,” in the Consolidated Balance Sheet. At December 31, 2015, the fair value of the direct investment is $49.3 million.

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

Healthcare, Orthodontic and Implant Businesses

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s healthcare products, primarily urological and surgery-related products, throughout most of the world. This segment also includes responsibility for the design, manufacture, sales and distribution of orthodontic and implant products, in most regions of the world. Additionally, this segment is also responsible for the sales and distribution of most of the Company’s other dental products, including most dental consumables within Canada.

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

The following table sets forth information about the Company’s segments for the years ended December 31, 2015, 2014 and 2013.

Third Party Net Sales
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,223.3	$1,308.8	$1,346.1
Healthcare, Orthodontic and Implant Businesses	969.1	1,067.5	1,059.9
Select Developed and Emerging Markets Businesses	481.9	546.3	544.8
Total net sales	$2,674.3	$2,922.6	$2,950.8
.

Third Party Net Sales, Excluding Precious Metal Content
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,155.6	$1,208.1	$1,197.1
Healthcare, Orthodontic and Implant Businesses	968.5	1,066.7	1,059.0
Select Developed and Emerging Markets Businesses	457.4	517.9	515.6
Total net sales, excluding precious metal content	$2,581.5	$2,792.7	$2,771.7
Precious metal content of sales	92.8	129.9	179.1
Total net sales, including precious metal content	$2,674.3	$2,922.6	$2,950.8

Intersegment Net Sales
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$337.3	$346.9	$344.1
Healthcare, Orthodontic and Implant Businesses	7.4	6.8	8.4
Select Developed and Emerging Markets Businesses	13.3	12.8	14.6
All Other (a)	214.6	239.2	243.1
Eliminations	(572.6)	(605.7)	(610.2)
Total	$—	$—	$—

(a)	Includes amounts recorded at Corporate headquarters and one distribution warehouse not managed by named segments.

Depreciation and Amortization
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$46.6	$44.6	$43.1
Healthcare, Orthodontic and Implant Businesses	65.4	73.8	73.1
Select Developed and Emerging Markets Businesses	4.3	5.3	5.6
All Other (b)	6.6	5.4	6.1
Total	$122.9	$129.1	$127.9

(b)	Includes amounts recorded at Corporate headquarters.

Segment Operating Income (Loss)
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$411.3	$405.0	$401.0
Healthcare, Orthodontic and Implant Businesses	121.7	126.6	105.9
Select Developed and Emerging Markets Businesses	(9.4)	(1.4)	(4.3)
Segment Operating Income	523.6	530.2	502.6

Reconciling Items (income) expense:
All Other operating loss (c)	83.7	73.5	70.0
Restructuring and other costs	64.7	11.1	13.4
Interest expense	55.9	46.9	49.6
Interest income	(2.2)	(5.6)	(8.1)
Other expense (income), net	(8.2)	(0.1)	8.4
Income before income taxes	$329.7	$404.4	$369.3

(c)	Includes results of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Capital Expenditures
(in millions)	2015	2014	2013

Dental Consumables, Endodontic and Dental Laboratory Businesses	$27.0	$48.9	$45.0
Healthcare, Orthodontic and Implant Businesses	28.3	34.8	41.2
Select Developed and Emerging Markets Businesses	5.9	7.4	8.8
All Other (d)	10.8	8.5	5.3
Total	$72.0	$99.6	$100.3

(d)	Includes capital expenditures of Corporate headquarters.

Assets
(in millions)	2015	2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1,355.7	$1,358.0
Healthcare, Orthodontic and Implant Businesses	2,370.6	2,655.6
Select Developed and Emerging Markets Businesses	355.5	369.9
All Other (e)	321.1	263.0
Total	$4,402.9	$4,646.5

(e)	Includes assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

Geographic Information

The following table sets forth information about the Company’s operations in different geographic areas for the years ended December 31, 2015, 2014 and 2013. Net sales reported below represent revenues for shipments made by operating businesses located in the country or territory identified, including export sales. Property, plant and equipment, net, represents those long-lived assets held by the operating businesses located in the respective geographic areas.

(in millions)	United States	Germany	Sweden	Other Foreign	Consolidated

2015
Net sales	$1,027.4	$472.8	$42.3	$1,131.8	$2,674.3
Property, plant and equipment, net	178.5	92.1	92.3	195.9	558.8

2014
Net sales	$1,015.9	$541.8	$48.9	$1,316.0	$2,922.6
Property, plant and equipment, net	170.8	109.3	103.9	204.8	588.8

2013
Net sales	$1,011.6	$559.1	$57.5	$1,322.6	$2,950.8
Property, plant and equipment, net	158.7	129.7	134.1	214.7	637.2
Product and Customer Information

The following table presents net sales information by product category:

	December 31,
(in millions)	2015	2014	2013

Dental consumables products	$751.5	$787.9	$777.9
Dental laboratory products	333.7	409.0	472.1
Dental specialty products	1,273.6	1,364.4	1,347.4
Consumable medical device products	315.5	361.3	353.4
Total net sales	$2,674.3	$2,922.6	$2,950.8

Dental Consumable Products

Dental consumable products consist of value added dental supplies and small equipment products used in dental offices for the treatment of patients. DENTSPLY’s products in this category include dental anesthetics, prophylaxis paste, dental sealants, impression materials, restorative materials, tooth whiteners and topical fluoride. The Company manufactures thousands of different consumable products marketed under more than a hundred brand names. Small equipment products consist of various durable goods used in dental offices for treatment of patients. DENTSPLY’s small equipment products include dental handpieces, intraoral curing light systems, dental diagnostic systems and ultrasonic scalers and polishers.

Dental Laboratory Products

Dental laboratory products are used in dental laboratories in the preparation of dental appliances. DENTSPLY’s products in this category include dental prosthetics, including artificial teeth, precious metal dental alloys, dental ceramics, crown and bridge materials. Equipment products in this category includes computer aided design and machining (CAD/CAM) ceramic systems and porcelain furnaces.

Dental Specialty Products

Dental specialty products are specialized treatment products used within the dental office and laboratory settings. DENTSPLY’s products in this category include endodontic (root canal) instruments and materials, implants and related products, 3D digital scanning and treatment planning software, dental and orthodontic appliances and accessories.

Consumable Medical Device Products

Consumable medical device products consist mainly of urology catheters, certain surgical products, medical drills and other non-medical products.

One customer, Henry Schein Incorporated, a dental distributor, accounted for more than ten percent of consolidated net sales in 2015. For the years ended 2014, and 2013, the Company had no single customer that represented ten percent or more of DENTSPLY’s consolidated net sales. Third party export sales from the U.S. are less than ten percent of consolidated net sales.

NOTE 6 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	December 31,
(in millions)	2015	2014	2013

Foreign exchange transaction (gains) losses	$(5.2)	$1.3	$9.0
Other (income) expense, net	(3.0)	(1.4)	(0.6)
Total other expense (income), net	$(8.2)	$(0.1)	$8.4

Foreign exchange transaction gains for the year ended December 31, 2015, included approximately $5.1 million foreign currency gain on the sale of a convertible bond. Foreign exchange transaction losses for the year ended December 31, 2014, included approximately $1.1 million of interest income and fair value gains on non-designated hedges. Foreign exchange transaction losses for the year ended December 31, 2013, included approximately $6.9 million of interest expense and fair value losses on non-designated hedges.
NOTE 7 - INVENTORIES, NET

Inventories, net, consist of the following:

	December 31,
(in millions)	2015	2014

Finished goods	$218.2	$253.3
Work-in-process	52.3	58.3
Raw materials and supplies	69.9	75.5
Inventories, net	$340.4	$387.1

The Company’s inventory valuation reserve was $36.3 million and $34.1 million at December 31, 2015 and 2014, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consist of the following

	December 31,
(in millions)	2015	2014

Assets, at cost:
Land	$38.5	$41.7
Buildings and improvements	400.4	392.2
Machinery and equipment	846.7	854.1
Construction in progress	57.1	82.4
	1,342.7	1,370.4
Less: Accumulated depreciation	783.9	781.6
Property, plant and equipment, net	$558.8	$588.8

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill at April 30, 2015 on sixteen reporting units. To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 7.6% to 12.5%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions. Lastly, the Company reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified. The Company has no accumulated goodwill impairment.

Impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2015 was $3.7 million. There were no impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2014. Impairments of identifiable definite-lived and indefinite-lived intangible assets for the year ended December 31, 2013 was $2.0 million. Impairments of intangible assets is included in “Restructuring and other costs” in the Consolidated Statements of Operations.

A reconciliation of changes in the Company’s goodwill by segment and in total are as follows (the segment information below reflects the current structure for all periods shown):

(in millions)	Dental Consumables, Endodontic and Dental Laboratory Businesses	Healthcare, Orthodontic and Implant Businesses	Select Developed and Emerging Markets Businesses	Total

Balance at December 31, 2013	$574.0	$1,564.5	$143.1	$2,281.6
Acquisition activity	3.7	—	—	3.7
Adjustment of provisional amounts on prior acquisitions	—	(0.9)	—	(0.9)
Effect of exchange rate changes	(12.0)	(169.2)	(13.9)	(195.1)
Balance at December 31, 2014	$565.7	$1,394.4	$129.2	$2,089.3
Acquisition activity	31.3	—	—	31.3
Effect of exchange rate changes	(8.7)	(111.2)	(13.1)	(133.0)
Balance, at December 31, 2015	$588.3	$1,283.2	$116.1	$1,987.6

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$164.8	$(95.0)	$69.8	$175.2	$(95.5)	$79.7
Trademarks	67.0	(36.0)	31.0	75.6	(37.1)	38.5
Licensing agreements	33.7	(24.9)	8.8	34.6	(22.8)	11.8
Customer relationships	437.7	(125.4)	312.3	452.9	(104.7)	348.2
Total definite-lived	$703.2	$(281.3)	$421.9	$738.3	$(260.1)	$478.2

Trademarks and In-process R&D	$178.8	$—	$178.8	$192.6	$—	$192.6

Total identifiable intangible assets	$882.0	$(281.3)	$600.7	$930.9	$(260.1)	$670.8

Amortization expense for identifiable definite-lived intangible assets for 2015, 2014 and 2013 was $43.8 million, $47.9 million and $46.2 million, respectively. The annual estimated amortization expense related to these intangible assets for each of the five succeeding fiscal years is $46.0 million, $44.7 million, $43.2 million, $42.8 million and $42.4 million for 2016, 2017, 2018, 2019 and 2020, respectively.

NOTE 10 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
(in millions)	2015	2014

Deferred taxes	$70.4	$78.7
Fair value of derivatives	28.1	36.2
Prepaid expenses	24.1	33.9
Deposits	14.8	16.0
Corporate bonds	—	57.7
Other current assets	34.4	19.2
Prepaid expenses and other current assets	$171.8	$241.7

NOTE 11 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
(in millions)	2015	2014

Payroll, commissions, bonuses, other cash compensation and employee benefits	$110.0	$113.8
Sales and marketing programs	43.3	43.7
Restructuring costs	35.4	9.3
Accrued vacation and holidays	26.1	27.8
Professional and legal costs	14.3	14.9
General insurance	13.5	13.1
Current portion of derivatives	11.0	8.3
Accrued interest	8.9	12.0
Third party royalties	8.5	10.9
Accrued travel expenses	5.6	2.8
Warranty liabilities	3.8	4.0
Accrued property taxes	2.7	5.2
Deferred income	2.2	3.5
Accrued medical device excise tax	2.2	2.0
Payment due on noncontrolling interest	—	88.9
Other	22.6	19.0
Accrued liabilities	$310.1	$379.2

NOTE 12 - FINANCING ARRANGEMENTS

Short-Term Debt

Short-term debt consisted of the following:

	December 31,
	2015		2014
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Brazil short-term loans	$2.5	15.1%	$1.3	2.4%
Other short-term loans	0.4	2.8%	1.7	3.9%
Add: Current portion of long-term debt	9.2		109.8
Less: Current portion of deferred financing costs	—		1.0
Total short-term debt	$12.1		$111.8

	2015		2014
Maximum month-end short-term debt outstanding during the year	$453.2		$445.2
Average amount of short-term debt outstanding during the year	265.3		270.0
Weighted-average interest rate on short-term debt at year-end		13.4%		3.8%
Short-Term Borrowings

The Company has a $500.0 million commercial paper facility. At December 31, 2015 and 2014, there were no outstanding borrowings under this facility. The average balance outstanding for the commercial paper facility during the year ended December 31, 2015 was $46.4 million.

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2015		2014
	Principal	Interest	Principal	Interest
(in millions except percentage amounts)	Balance	Rate	Balance	Rate

Private placement notes $250.0 million due February 2016	$75.1	4.1%	$175.7	4.1%
Fixed rate senior notes $300.0 million due August 2016	299.9	2.8%	299.9	2.8%
Term loan Swiss francs denominated due September 2016	64.9	0.3%	65.4	1.1%
Term loan Japanese yen denominated due September 2019	104.4	0.8%	104.7	0.8%
Term loan $175.0 million due August 2020	157.5	1.5%	166.2	1.4%
Fixed rate senior notes $450 million due August 2021	295.6	4.1%	449.0	4.1%
Private placement notes 25.0 million Swiss franc due December 2025	25.0	0.9%	—	—%
Private placement notes 97.0 million euros due December 2025	105.3	2.0%	—	—%
Private placement notes 8.0 million Swiss franc due December 2027	7.5	1.0%	—	—%
Private placement notes 15.0 million euros due December 2027	16.3	2.2%	—	—%
Other borrowings, various currencies and rates	2.0		1.8
	$1,153.5		$1,262.7
Less: Current portion
(included in “Notes payable and current portion of long-term debt” on the Consolidated Balance Sheets)	9.2		109.8
Less: Long-term portion of deferred financing costs	3.3		2.8
Long-term portion	$1,141.0		$1,150.1

The Company has a $500.0 million five-year revolving credit agreement with participation from twelve banks, which was amended in July 2015 to extend the maturity date to July 2020. The Company is able to borrow up to $500.0 million through July 23, 2019 and up to $452.0 million through July 23, 2020. This revolving credit agreement serves as back-up credit to the $500.0 million commercial paper facility. Amounts outstanding under the commercial paper facility, if any, reduce amounts available under the revolving credit agreement. At December 31, 2015 and 2014, there were no outstanding borrowings under the revolving credit facility.

In February 2015, the Company paid the second required payment of $100.0 million under the $250.0 million Private Placement Notes by issuing commercial paper. The final payment of $75.0 million is due February 2016. The Company intends to use the proceeds from the February 19, 2016 Private Placement Notes issuance to pay the 2016 payment.

On August 26, 2015, the Company paid the second annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the $175.0 million Term Loan with a final maturity of August 26, 2020. An amount of $8.8 million will be due in August 2016 and has been classified as current on the Consolidated Balance Sheets. The Company intends to use available cash, commercial paper and the revolving credit facilities to pay the 2016 payment.

On December 11, 2015, the Company successfully tendered for $153.9 million principal portion of the $450.0 million fixed rate senior notes due August 2021. The total amount paid in excess of par, excluding accrued interest, was $8.0 million.

On December 11, 2015, the Company executed a new Note Purchase Agreement in a private placement with institutional investors to sell 295.5 million Swiss francs and 289.0 million euros aggregate principal amount of senior notes (“Private Placement Notes”) at a weighted average interest rate of 1.69% to be issued on December 11, 2015, February 19, 2016 and August 15, 2016 in various aggregate principal amounts as follows:

•
On December 11, 2015 the Company issued the following: 25.0 million Swiss francs aggregate principal amount bearing interest of 0.86%, Series A Senior Notes due December 11, 2025; 30.0 million euros aggregate principal amount bearing interest of 2.05%, Series B Senior Notes due December 11, 2025; 67.0 million euros aggregate principal amount bearing interest of 2.05%, Series C Senior Notes due December 11, 2025; 8.0 million Swiss francs aggregate principal amount bearing interest of 1.02%, Series D Senior Notes due December 11, 2027; and 15.0 million euros aggregate principal amount bearing interest of 2.24%, Series E Senior Notes due December 11, 2027.

•
On February 19, 2016, the Company expects to issue the following: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031.

•
On August 15, 2016, the Company expects to issue the following: 58.0 million Swiss francs aggregate principal amount of 1.01%, Series I Senior Notes due August 15, 2026; 40.0 million euros aggregate principal amount bearing interest of 2.25%, Series J Senior Notes due August 15, 2026; 66.0 million euros aggregate principal amount bearing interest of 2.25%, Series K Senior Notes due August 15, 2026; 140.0 million Swiss francs aggregate principal amount bearing interest of 1.17%, Series L Senior Notes due August 15, 2028; and 65.0 million Swiss francs aggregate principal amount bearing interest of 1.33%, Series M Senior Notes due August 15, 2031.

The 2015 issuance of the Private Placement Notes were used to finance the December 11, 2015 bond tender for $153.9 million. The 2016 issuances will be used to fund the future payments of $75.0 million on the $250.0 million Private Placement Notes due February 19, 2026, the $300.0 million fixed rate senior notes due August 2016 and the 65.0 million Swiss francs term loan maturing September 1, 2016. Accordingly, these maturities have been classified as long term reflecting the Company’s intent and ability to refinance the debt on a long term basis.

On November 30, 2015, the Company amended the $500.0 million multi-currency revolving credit facility, the $175.0 million U.S. dollar term loan, the Swiss franc term loan and on December 18, 2015 the Company amended the Japanese yen Samurai loan agreement to conform key terms within these facilities with those in the new Note Purchase Agreement dated December 11, 2015. These credit agreements contain a number of covenants which include two financial ratios which the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income less depreciation and amortization to interest expense of not less than 3.0 times. Any breach of any such covenants or restrictions would result in a default under the existing debt agreements that would permit the lenders to declare all borrowings under such debt agreements to be immediately due and payable and through cross default provisions, would entitle the Company's other lenders to accelerate their loans. At December 31, 2015, the Company was in compliance with these covenants.

At December 31, 2015, the Company had $548.9 million borrowings available under unused lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

The table below reflects the contractual maturity dates of the various borrowings at December 31, 2015:

(in millions)

2016	$449.1
2017	9.0
2018	9.0
2019	113.3
2020	122.6
2021 and beyond	450.5
$1,153.5

NOTE 13 - EQUITY

At December 31, 2015, the Company had authorization to maintain up to 34.0 million shares of treasury stock under its stock repurchase program as approved by the Board of Directors. Under its stock repurchase program, the Company purchased 2.1 million shares, 3.3 million shares, and 2.6 million shares during 2015, 2014 and 2013, respectively, at an average price of $52.50, $49.88 and $43.94, respectively. The Company held 22.7 million, 21.9 million and 20.5 million of treasury stock shares at December 31, 2015, 2014 and 2013 respectively. During 2015, the Company repurchased outstanding shares at a value of $112.7 million. The Company also received proceeds of $35.5 million primarily as a result of 1.1 million stock options exercised during the year ended December 31, 2015. During 2014, the Company repurchased outstanding shares at a value of $163.2 million. The Company also received proceeds of $49.0 million primarily as a result of 1.5 million stock options exercised during the year ended

December 31, 2014. During 2013, the Company repurchased outstanding shares at a value of $118.0 million. The Company also received proceeds of $66.9 million primarily as a result of 2.3 million stock options exercised during the year ended 2013. It is the Company’s practice to issue shares from treasury stock when options are exercised. The tax benefit realized for the options exercised during the year ended December 31, 2015, 2014 and 2013 is $11.6 million, $2.1 million and $2.4 million, respectively.

The following table represents total outstanding shares for the years ended December 31:

(in millions)	Common Shares	Treasury Shares	Outstanding Shares

Balance at December 31, 2012	162.8	(20.5)	142.3
Shares issued	—	2.6	2.6
Repurchase of common stock at cost	—	(2.6)	(2.6)

Balance at December 31, 2013	162.8	(20.5)	142.3
Shares issued	—	1.9	1.9
Repurchase of common stock at cost	—	(3.3)	(3.3)

Balance at December 31, 2014	162.8	(21.9)	140.9
Shares issued	—	1.3	1.3
Repurchase of common stock at cost	—	(2.1)	(2.1)

Balance at December 31, 2015	162.8	(22.7)	140.1

The Company maintains the 2010 Equity Incentive Plan (the “Plan”) under which it may grant non-qualified stock options (“NQSO”), incentive stock options, restricted stock, restricted stock units (“RSU”) and stock appreciation rights, collectively referred to as “Awards.” Awards are granted at exercise prices that are equal to the closing stock price on the date of grant. The Company authorized grants under the Plan of 13.0 million shares of common stock, plus any unexercised portion of canceled or terminated stock options granted under the DENTSPLY International Inc. 2002 Equity Incentive Plan, as amended, subject to adjustment as follows: each January, if 7% of the total outstanding common shares of the Company exceed 13.0 million, the excess becomes available for grant under the Plan. No more than 2.5 million shares may be awarded as restricted stock and RSU, and no key employee may be granted restricted stock and RSU in excess of approximately 0.2 million shares of common stock in any calendar year. The number of shares available for grant under the 2010 Plan at December 31, 2015 is 7.3 million.

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

The following table represents total stock based compensation expense and the tax related benefit for the years ended:

	December 31,
(in millions)	2015	2014	2013

Stock option expense	$8.1	$8.8	$10.6
RSU expense	16.2	15.4	13.0
Total stock based compensation expense	$24.3	$24.2	$23.6

Related deferred income tax benefit	$7.1	$6.7	$6.1

For the years ended December 31, 2015, 2014, and 2013, stock compensation expense of $24.3 million, $24.2 million and

$23.6 million, respectively, was recorded in the Consolidated Statement of Operations. For the years ended December 31, 2015, 2014, and 2013, $23.6 million, $23.5 million and $22.9 million, respectively, was recorded in Selling, general and administrative expense and $0.7 million, $0.7 million and $0.7 million, respectively, was recorded in Cost of products sold.

There were 1.6 million non-qualified stock options unvested at December 31, 2015. The remaining unamortized compensation cost related to non-qualified stock options is $9.4 million, which will be expensed over the weighted average remaining vesting period of the options, or 1.3 years. The unamortized compensation cost related to RSU is $20.4 million, which will be expensed over the remaining weighted average restricted period of the RSU, or 1.1 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option awarded. The following table sets forth the average assumptions used to determine compensation cost for the Company’s NQSO issued during the years ended:

	December 31,
	2015	2014	2013

Weighted average fair value per share	$10.87	$9.41	$9.30
Expected dividend yield	0.51%	0.59%	0.53%
Risk-free interest rate	1.59%	1.61%	0.87%
Expected volatility	20.3%	21.6%	24.7%
Expected life (years)	5.68	5.13	4.98

The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $22.3 million, $28.8 million and $34.3 million, respectively.

The total fair value of shares vested for the years ended December 31, 2015, 2014 and 2013 was $22.7 million, $20.2 million and $17.0 million, respectively.

The following table summarizes the NQSO transactions for the year ended December 31, 2015:

	Outstanding			Exercisable
(in millions, except per share amounts)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

December 31, 2014	7.6	$36.87	$125.0	5.8	$35.05	$105.2
Granted	0.8	52.11
Exercised	(1.1)	33.75
December 31, 2015	7.3	$38.85	$159.9	5.7	$36.38	$139.4

The weighted average remaining contractual term of all outstanding options is 5.3 years and the weighted average remaining contractual term of exercisable options is 4.4 years.

The following table summarizes information about NQSO outstanding for the year ended December 31, 2015:

			Outstanding			Exercisable
(in millions, except per share amounts and life)			Number Outstanding at December 31,	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31,	Weighted Average Exercise Price
Range of
Exercise Prices			2015			2015

20.01	-	30.00	1.0	2.9	$26.14	1.0	$26.14
30.01	-	40.00	3.3	4.7	36.16	3.3	36.16
40.01	-	50.00	2.3	6.0	43.71	1.4	43.61
50.01	-	60.00	0.7	9.2	52.06	—	50.77
60.01	-	70.00	—	9.8	60.85	—	—
			7.3	5.6	$38.85	5.7	$36.38

The following table summarizes the unvested RSU transactions for the year ended December 31, 2015:

	Unvested Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value
(in millions, except per share amounts)

Unvested at December 31, 2014	1.2	$41.55
Granted	0.4	52.09
Vested	(0.4)	38.79
Forfeited	(0.1)	45.15
Unvested at December 31, 2015	1.1	$45.82

NOTE 14 - INCOME TAXES

The components of income before income taxes from operations are as follows:

	December 31,
(in millions)	2015	2014	2013

United States	$26.8	$59.6	$58.4
Foreign	302.9	344.8	310.9
	$329.7	$404.4	$369.3

The components of the provision for income taxes from operations are as follows:

	December 31,
(in millions)	2015	2014	2013

Current:
U.S. federal	$(3.0)	$(12.8)	$10.3
U.S. state	1.7	(0.3)	4.7
Foreign	50.9	76.7	66.3
Total	$49.6	$63.6	$81.3

Deferred:
U.S. federal	$44.3	$32.3	$(28.9)
U.S. state	0.3	(9.9)	(1.4)
Foreign	(17.2)	(4.9)	1.2
Total	$27.4	$17.5	$(29.1)

	$77.0	$81.1	$52.2

The reconciliation of the U.S. federal statutory tax rate to the effective rate for the years ended is as follows:

	December 31,
	2015	2014	2013

Statutory U. S. federal income tax rate	35.0%	35.0%	35.0%
Effect of:
State income taxes, net of federal benefit	0.4	0.7	0.7
Federal benefit of R&D and foreign tax credits	(11.2)	(10.5)	(5.9)
Tax effect of international operations	(6.4)	(3.2)	(10.2)
Net effect of tax audit activity	(0.4)	1.5	1.9
Tax effect of enacted statutory rate changes	0.2	(0.3)	0.1
Federal tax on unremitted earnings of certain foreign subsidiaries	2.5	(0.1)	—
Valuation allowance adjustments	0.2	(2.1)	(0.6)
Tax effect of enacted U.S. federal legislation	—	—	(2.6)
Foreign outside basis differences	—	—	(1.5)
Other	3.1	(0.9)	(2.8)

Effective income tax rate on operations	23.4%	20.1%	14.1%

The tax effect of significant temporary differences giving rise to deferred tax assets and liabilities are as follows:

	December 31, 2015		December 31, 2014
(in millions)	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability

Commission and bonus accrual	$7.5	$—	$5.9	$—
Employee benefit accruals	52.2	—	47.6	—
Inventory	22.7	—	21.0	—
Identifiable intangible assets	—	318.0	—	338.7
Insurance premium accruals	4.9	—	4.8	—
Miscellaneous accruals	11.3	—	11.1	—
Other	20.5	—	33.9	—
Unrealized losses included in AOCI	14.6	—	26.8	—
Property, plant and equipment	—	39.3	—	41.5
Product warranty accruals	1.3	—	1.2	—
Foreign tax credit and R&D carryforward	135.7	—	104.8	—
Restructuring and other cost accruals	5.5	—	1.7	—
Sales and marketing accrual	7.4	—	6.8	—
Taxes on unremitted earnings of foreign subsidiaries	—	10.2	—	2.1
Tax loss carryforwards and other tax attributes	282.1	—	320.2	—
Valuation allowance	(274.3)	—	(253.2)	—
	$291.4	$367.5	$332.6	$382.3

Deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	December 31,
(in millions)	2015	2014

Assets
Prepaid expenses and other current assets	$70.4	$78.7
Other noncurrent assets, net	16.9	41.9
Liabilities
Income taxes payable	3.1	4.7
Deferred income taxes	160.3	165.6

The Company has $134.8 million of foreign tax credit carryforwards at December 31, 2015, of which $43.4 million will expire in 2023, $55.5 million will expire in 2024 and $35.9 million will expire in 2025.

The Company has tax loss carryforwards related to certain foreign and domestic subsidiaries of approximately $1.0 billion at December 31, 2015, of which $466.4 million expires at various times through 2035 and $563.2 million may be carried forward indefinitely. Included in deferred income tax assets at December 31, 2015 are tax benefits totaling $194.1 million, before valuation allowances, for the tax loss carryforwards.

The Company has recorded $181.9 million of valuation allowance to offset the tax benefit of net operating losses and $92.4 million of valuation allowance for other deferred tax assets. The Company has recorded these valuation allowances due to the uncertainty that these assets can be realized in the future.

Federal and state tax loss carryforwards that result from the exercise of employee stock options are not recorded on the Company’s Consolidated Balance Sheets. These tax loss carryforwards are accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable. The amount incurred for tax loss carryforwards, both federal and state, at December 31, 2015 totals $16.6 million.

The Company has provided federal income taxes on certain undistributed earnings of its foreign subsidiaries that the Company anticipates will be repatriated. Deferred federal income taxes have not been provided on $1.2 billion of cumulative earnings of foreign subsidiaries that the Company has determined to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

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

The total amount of gross unrecognized tax benefits at December 31, 2015 is approximately $18.5 million, of this total, approximately $16.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.  It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date of the Company’s consolidated financial statements. Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months could include unrecognized tax benefits of approximately $2.1 million. Of this total, approximately $0.7 million represents the amount of unrecognized tax benefits that, if recognized would affect the effective income tax rate. In addition, expiration of statutes of limitation in various jurisdictions during the next 12 months could include unrecognized tax benefits of approximately $0.3 million.

The total amount of accrued interest and penalties were $6.5 million and $8.9 million at December 31, 2015 and 2014, respectively.  The Company has consistently classified interest and penalties recognized in its consolidated financial statements as income taxes based on the accounting policy election of the Company.  During the years ended December 31, 2015, 2014 and 2013, the Company recognized income tax expense of $3.4 million, $1.9 million, and $1.7 million respectively, related to interest and penalties.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The significant jurisdictions include the U.S., Germany, Sweden and Switzerland.  The Company has substantially concluded all U.S. federal income tax matters for years through 2011. The Company is currently under audit for the tax years 2012 and 2013. The tax year 2014 is subject to future potential tax audit adjustments. The Company has concluded audits in Germany through the tax year 2008 and is currently under audit for the years 2009 through 2014.  The Company is under audit in Sweden for the tax year 2013. The taxable years that remain open for Sweden are 2010 through 2014.  The taxable years that remain open for Switzerland are 2005 through 2014.

The Company had the following activity recorded for unrecognized tax benefits:

	December 31,
(in millions)	2015	2014	2013

Unrecognized tax benefits at beginning of period	$21.9	$18.0	$12.3
Gross change for prior period positions	(7.6)	5.1	2.5
Gross change for current year positions	0.2	0.2	4.5
Decrease due to settlements and payments	(0.5)	(0.2)	—
Decrease due to statute expirations	(0.2)	(0.6)	(1.4)
Increase due to effect of foreign currency translation	—	—	0.1
Decrease due to effect from foreign currency translation	(1.7)	(0.6)	—

Unrecognized tax benefits at end of period	$12.1	$21.9	$18.0

NOTE 15 - BENEFIT PLANS

Defined Contribution Plans

The DENTSPLY Employee Stock Ownership Plan (“ESOP”) and 401(k) plans are designed to have contribution allocations of eligible compensation, with a targeted 3% going into the ESOP in Company stock and a targeted 3% going into the 401(k) as a non-elective contribution in cash. The Company sponsors an employee 401(k) savings plan for its U.S. workforce to which enrolled participants may contribute up to Internal Revenue Service defined limits. The ESOP is a non-contributory defined contribution plan that covers substantially all of the U.S. based non-union employees of the Company. All future ESOP allocations will come from a combination of forfeited shares and shares acquired in the open market. The share allocation will be accounted for at fair value at the point of allocation, which is normally year-end. In addition to these plans, the Company also maintains various other U.S. and non-U.S. defined contribution and non-qualified deferred compensation plans. The annual expense, net of forfeitures, were $24.9 million, $25.4 million and $25.8 million for 2015, 2014 and 2013, respectively.

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

In addition to the U.S. plans, the Company maintains defined benefit pension plans for certain employees in Austria, France, Germany, Italy, Japan, the Netherlands, Norway, Sweden, Switzerland and Taiwan. These plans provide benefits based upon age, years of service and remuneration. Other foreign plans are not significant individually or in the aggregate. Substantially all of the German and Swedish plans are unfunded book reserve plans. Most employees and retirees outside the U.S. are covered by government health plans.

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

Reconciliations of changes in the defined benefit and postemployment healthcare plans’ benefit obligations, fair value of assets and statement of funded status are as follows:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2015	2014	2015	2014

Change in Benefit Obligation
Benefit obligation at beginning of year	$436.9	$359.4	$13.9	$11.9
Service cost	17.1	14.0	0.4	0.2
Interest cost	7.3	11.1	0.6	0.5
Participant contributions	3.7	4.0	0.4	0.5
Actuarial losses (gains)	(41.1)	114.4	(0.4)	1.5
Plan amendments	(0.3)	0.1	—	—
Acquisitions/Divestitures	(0.7)	—	—	—
Effect of exchange rate changes	(28.7)	(54.4)	—	—
Other	—	2.6	—	—
Plan curtailments and settlements	(1.6)	(0.3)	—	—
Benefits paid	(13.7)	(14.0)	(0.8)	(0.7)
Benefit obligation at end of year	$378.9	$436.9	$14.1	$13.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$143.6	$143.2	$—	$—
Actual return on assets	0.5	13.5	—	—
Plan settlements	(0.3)	—	—	—
Effect of exchange rate changes	(2.2)	(14.8)	—	—
Employer contributions	10.4	11.7	0.4	0.2
Participant contributions	3.7	4.0	0.4	0.5
Benefits paid	(13.7)	(14.0)	(0.8)	(0.7)
Fair value of plan assets at end of year	$142.0	$143.6	$—	$—

Funded status at end of year	$(236.9)	$(293.3)	$(14.1)	$(13.9)

The amounts recognized in the accompanying Consolidated Balance Sheets, net of tax effects, are as follows:

		Pension Benefits		Other Postemployment Benefits
	Location On The	December 31,		December 31,
(in millions)	Consolidated Balance Sheet	2015	2014	2015	2014

Deferred tax asset	Other noncurrent assets, net	$27.0	$42.9	$0.9	$1.2

Current liabilities	Accrued liabilities	(4.2)	(4.8)	(0.7)	(0.6)
Other noncurrent liabilities	Other noncurrent liabilities	(232.7)	(288.5)	(13.4)	(13.3)
Deferred tax liability	Deferred income taxes	(0.8)	(0.5)	—	—
Total liabilities		$(237.7)	$(293.8)	$(14.1)	$(13.9)

Accumulated other comprehensive income	Accumulated other comprehensive loss	71.5	111.8	1.5	1.8
Net amount recognized		$(139.2)	$(139.1)	$(11.7)	$(10.9)

Amounts recognized in AOCI consist of:

			Other Postemployment
	Pension Benefits		Benefits
	December 31,		December 31,
(in millions)	2015	2014	2015	2014

Net actuarial loss	$100.1	$156.4	$2.4	$3.0
Net prior service cost	(2.4)	(2.2)	—	—
Before tax AOCI	$97.7	$154.2	$2.4	$3.0
Less: Deferred taxes	26.2	42.4	0.9	1.2
Net of tax AOCI	$71.5	$111.8	$1.5	$1.8

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2015	2014

Projected benefit obligation	$377.7	$435.1
Accumulated benefit obligation	361.0	397.2
Fair value of plan assets	140.7	141.8

Components of net periodic benefit cost:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2015	2014	2013	2015	2014	2013

Service cost	$17.1	$14.0	$14.9	$0.4	$0.2	$0.2
Interest cost	7.3	11.1	9.9	0.6	0.5	0.5
Expected return on plan assets	(5.4)	(5.5)	(5.1)	—	—	—
Amortization of prior service (credit) cost	(0.2)	(0.1)	(0.1)	—	—
Amortization of net actuarial loss	7.8	2.8	5.2	0.2	0.1	0.3
Curtailment and settlement loss (gains)	(0.8)	0.1	(1.6)	—	—	—
Net periodic benefit cost	$25.8	$22.4	$23.2	$1.2	$0.8	$1.0

Other changes in plan assets and benefit obligations recognized in AOCI:

	Pension Benefits			Other Postemployment Benefits
(in millions)	2015	2014	2013	2015	2014	2013

Net actuarial loss (gain)	$(48.6)	$88.5	$(23.4)	$(0.4)	$1.4	$(2.7)
Net prior service cost (credit)	(0.3)	0.4	—	—	—	—
Amortization	(7.6)	(2.6)	(5.0)	(0.2)	—	(0.3)
Total recognized in AOCI	$(56.5)	$86.3	$(28.4)	$(0.6)	$1.4	$(3.0)
Total recognized in net periodic benefit cost and AOCI	$(30.7)	$108.7	$(5.2)	$0.6	$2.2	$(2.0)

The estimated net loss, prior service cost and transition obligation for the defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $4.7 million. There will be an immaterial amount of estimated net loss and prior service credit for the other postemployment plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

The amounts in AOCI that are expected to be amortized as net expense (income) during fiscal year 2016 are as follows:

(in millions)	Pension Benefits	Other Postemployment Benefits

Amount of net prior service (credit) cost	$(0.2)	$—
Amount of net loss	4.9	0.3

The weighted average assumptions used to determine benefit obligations for the Company’s plans, principally in foreign locations, at December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2015	2014	2013	2015	2014	2013

Discount rate	2.1%	1.8%	3.2%	4.7%	4.3%	4.8%
Rate of compensation increase	2.5%	2.6%	2.7%	n/a	n/a	n/a
Health care cost trend pre 65	n/a	n/a	n/a	7.6%	8.0%	8.5%
Health care cost trend post 65	n/a	n/a	n/a	8.2%	7.0%	7.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until trend is reached pre 65	n/a	n/a	n/a	9.0	8.0	8.0
Years until ultimate trend is reached post 65	n/a	n/a	n/a	9.0	7.0	8.0

The weighted average assumptions used to determine net periodic benefit cost for the Company’s plans, principally in foreign locations, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Postemployment Benefits
	2015	2014	2013	2015	2014	2013

Discount rate	1.8%	3.2%	2.8%	4.3%	4.8%	3.5%
Expected return on plan assets	3.7%	3.8%	4.3%	n/a	n/a	n/a
Rate of compensation increase	2.6%	2.7%	2.7%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.5%	8.5%	8.5%
Ultimate health care cost trend	n/a	n/a	n/a	5.0%	5.0%	5.0%
Years until ultimate trend is reached	n/a	n/a	n/a	8.0	8.0	8.0

Measurement Date	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013

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

Assumed health care cost trend rates have an impact on the amounts reported for postemployment benefits. An ongoing one percentage point change in assumed healthcare cost trend rates would have had the following effects for the year ended December 31, 2015:

	Other Postemployment Benefits
(in millions)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postemployment benefit obligation	2.1	(2.7)

Fair Value Measurements of Plan Assets

The fair value of the Company’s pension plan assets at December 31, 2015 is presented in the table below by asset category. Approximately 81% of the total plan assets are categorized as Level 1, and therefore, the values assigned to these pension assets are based on quoted prices available in active markets.  For the other category levels, a description of the valuation is provided in Note 1, Significant Accounting Policies, under the “Fair Value Measurement” heading.

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$9.2	$9.2	$—	$—
Equity securities:
International	39.2	39.2	—	—
Fixed income securities:
Fixed rate bonds (a)	52.4	52.4	—	—
Other types of investments:
Mutual funds (b)	14.5	14.5	—	—
Common trusts (c)	9.0	—	9.0	—
Insurance contracts	14.2	—	3.9	10.3
Hedge funds	3.2	—	—	3.2
Real estate	0.3	—	—	0.3
Total	$142.0	$115.3	$12.9	$13.8

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3

Assets Category
Cash and cash equivalents	$9.6	$9.6	$—	$—
Equity securities:
U. S.	1.1	1.1	—	—
International	38.1	38.1	—	—
Fixed income securities:
Fixed rate bonds (a)	53.4	53.4	—	—
Other types of investments:
Mutual funds (b)	3.8	3.8	—	—
Real estate mutual funds	10.3	10.3	—	—
Common trusts (c)	9.6	—	9.6	—
Insurance contracts	15.5	—	3.6	11.9
Hedge funds	1.8	—	—	1.8
Real estate	0.4	—	—	0.4
Total	$143.6	$116.3	$13.2	$14.1

(a)	This category includes fixed income securities invested primarily in Swiss bonds, foreign bonds denominated in Swiss francs, foreign currency bonds, mortgage notes and pledged letters.

(b)
This category includes mutual funds balanced between moderate-income generation and moderate capital appreciation with investment allocations of approximately 50% equities and 50% fixed income investments.

(c)	This category includes common/collective funds with investments in approximately 65% equities and 35% in fixed income investments.

The following table provides a reconciliation from December 31, 2014 to December 31, 2015 for the plans assets categorized as Level 3. During the year ended December 31, 2015, no assets were transferred in or out of the Level 3 category.

	Changes within Level 3 Category for
	Year Ended December 31, 2015
(in millions)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2014	$—	$11.9	$1.8	$0.4	$14.1
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(0.6)	0.1	—	(0.5)
Purchases, sales and settlements, net	—	0.3	1.4	—	1.7
Effect of exchange rate changes	—	(1.3)	(0.1)	(0.1)	(1.5)
Balance at December 31, 2015	$—	$10.3	$3.2	$0.3	$13.8

The following tables provide a reconciliation from December 31, 2013 to December 31, 2014 for the plans assets categorized as Level 3.  During the year ended, December 31, 2014, $3.4 million of plan assets were transferred out of the Level 3 category.

	Changes within Level 3 Category for
	Year Ended December 31, 2014
(in millions)	Common Trust	Insurance Contracts	Hedge Funds	Real Estate	Total

Balance at December 31, 2013	$3.3	$9.5	$2.0	$0.4	$15.2
Actual return on plan assets:
Relating to assets still held at the reporting date	—	3.4	—	—	3.4
Relating to assets sold during the period	0.2	—	—	—	0.2
Purchases, sales and settlements, net	(0.1)	0.7	—	—	0.6
Transfers in and/or out	(3.4)	—	—	—	(3.4)
Effect of exchange rate changes	—	(1.7)	(0.2)	—	(1.9)
Balance at December 31, 2014	$—	$11.9	$1.8	$0.4	$14.1

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

Cash Flows

In 2016, the Company expects to make contributions and direct benefit payments of $10.3 million to its defined benefit pension plans and $0.7 million to its postemployment medical plans.

Estimated Future Benefit Payments

(in millions)	Pension Benefits	Other Postemployment Benefits

2016	$8.8	$0.7
2017	9.3	0.7
2018	11.7	0.7
2019	11.2	0.7
2020	13.0	0.7
2021-2025	74.2	3.0

The above table reflects the total employer contributions and benefits expected to be paid from the plan and does not include the participants’ share of the cost.

NOTE 16 - RESTRUCTURING AND OTHER COSTS

Restructuring Costs

Restructuring costs of $61.4 million, $9.9 million and $12.0 million for 2015, 2014 and 2013, respectively, are reflected in “Restructuring and other costs” in the Consolidated Statement of Operations and the associated liabilities are recorded in “Accrued liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  These costs consist of employee severance benefits, payments due under operating contracts, and other restructuring costs. Other costs associated with 2015 plans of $7.4 million and $9.1 million were recorded in “Cost of products sold” and “Selling, general and administrative expenses,” respectfully, in the Consolidated Statements of Operations.

During 2015, the Company announced that it reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental Consumables, Endodontics and Dental Laboratory Businesses segment. During the year ended December 31, 2015, the Company recorded $37.3 million of costs that consist primarily of employee severance benefits related to these and other similar actions. Also during the year ended December 31, 2015, the Company recorded restructuring costs of $16.3 million within the Healthcare, Orthodontic and Implant Businesses segment that consists primarily of employee severance benefits related to the global efficiency initiative. These restructuring costs were offset by changes in estimates of $6.6 million, related to adjustments to the cost of initiatives in prior years. Additional future costs expected to be incurred during 2016 associated with these enacted plans are estimated to range between $4 million to $6 million.

During 2014 the Company initiated several restructuring plans primarily related to closing locations as a result of integration activities as the Company realigned certain implant and implant related businesses to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $3.0 million, related to adjustments to the cost of initiatives in prior years.

During 2013, the Company initiated several restructuring plans primarily related to the closure and/or consolidation of certain production and selling facilities in Europe to better leverage the Company’s resources by reducing costs and obtaining operational efficiencies.  These restructuring costs were offset by changes in estimates of $2.3 million related to adjustments to the cost of initiatives in prior years.

At December 31, 2015, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$1.0	$5.0	$—	$6.0
Provisions and adjustments	0.1	0.7	59.0	59.8
Amounts applied	(0.7)	(4.1)	(19.3)	(24.1)
Change in estimates	(0.1)	(0.4)	(5.1)	(5.6)
Balance at December 31, 2015	$0.3	$1.2	$34.6	$36.1

	Lease/Contract Terminations
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$0.5	$1.7	$—	$2.2
Provisions and adjustments	—	(0.5)	5.0	4.5
Amounts applied	(0.2)	(0.7)	(0.9)	(1.8)
Change in estimates	—	—	(0.7)	(0.7)
Balance at December 31, 2015	$0.3	$0.5	$3.4	$4.2

	Other Restructuring Costs
(in millions)	2013 and Prior Plans	2014 Plans	2015 Plans	Total

Balance at December 31, 2014	$—	$1.1	$—	$1.1
Provisions and adjustments	—	0.2	3.5	3.7
Amounts applied	—	(0.8)	(2.8)	(3.6)
Change in estimates	—	(0.2)	(0.1)	(0.3)
Balance at December 31, 2015	$—	$0.3	$0.6	$0.9

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2014	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2015

Dental Consumables, Endodontic and Dental Laboratory Businesses	$5.3	$38.1	$(17.0)	$(4.0)	$22.4
Healthcare, Orthodontic and Implant Businesses	3.8	18.4	(9.8)	(2.7)	9.7
Select Developed and Emerging Markets Businesses	0.1	9.7	(2.1)	0.2	7.9
All Other	0.1	1.8	(0.6)	(0.1)	1.2
Total	$9.3	$68.0	$(29.5)	$(6.6)	$41.2

At December 31, 2014, the Company’s restructuring accruals were as follows:

	Severances
(in millions)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$1.3	$5.7	$—	$7.0
Provisions and adjustments	0.2	0.4	7.6	8.2
Amounts applied	(0.9)	(4.3)	(2.1)	(7.3)
Change in estimates	(0.4)	(1.0)	(0.5)	(1.9)
Balance at December 31, 2014	$0.2	$0.8	$5.0	$6.0

	Lease/Contract Terminations
(in millions)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$0.7	$0.1	$—	$0.8
Provisions and adjustments	—	0.2	1.8	2.0
Amounts applied	(0.1)	(0.2)	(0.1)	(0.4)
Change in estimates	(0.1)	(0.1)	—	(0.2)
Balance at December 31, 2014	$0.5	$—	$1.7	$2.2

	Other Restructuring Costs
(in millions)	2012 and Prior Plans	2013 Plans	2014 Plans	Total

Balance at December 31, 2013	$0.1	$0.6	$—	$0.7
Provisions and adjustments	—	0.1	2.7	2.8
Amounts applied	(0.1)	(0.4)	(1.0)	(1.5)
Change in estimates	—	(0.3)	(0.6)	(0.9)
Balance at December 31, 2014	$—	$—	$1.1	$1.1

The following table provides the cumulative amounts for the provisions and adjustments and amounts applied for all the plans by segment:

(in millions)	December 31, 2013	Provisions and Adjustments	Amounts Applied	Change in Estimates	December 31, 2014

Dental Consumables, Endodontic and Dental Laboratory Businesses	$1.3	$7.8	$(2.7)	$(1.1)	$5.3
Healthcare, Orthodontic and Implant Businesses	6.5	4.4	(5.4)	(1.7)	3.8
Select Developed and Emerging Markets Businesses	0.4	0.3	(0.5)	(0.1)	0.1
All Other	0.3	0.5	(0.6)	(0.1)	0.1
Total	$8.5	$13.0	$(9.2)	$(3.0)	$9.3

Other Costs

For the year ended December 31, 2015, the Company recorded other costs of $3.3 million, which included $4.2 million of impairments of fixed assets and intangibles offset by income from legal settlements.

For the year ended December 31, 2014, the Company recorded other costs of $1.2 million, which were primarily the result of legal settlements.

For the year ended December 31, 2013, the Company recorded other costs of $1.4 million, which included $2.4 million of impairments of certain previously acquired technologies offset by income from legal settlements.

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

Derivative Instruments Designated as Hedging
Cash Flow Hedges
The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at December 31, 2015 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$325.3	$246.8
Interest rate swaps	169.3	64.9
Commodity contracts	0.7	0.7
Total derivative instruments designated as cash flow hedges	$495.3	$312.4
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

Interest Rate Risk Management
The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At December 31, 2015, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for a term of five-years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 1.8% for an initial term of five-years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.4)	Interest expense (a)	$(10.1)
Foreign exchange forward contracts	23.3	Cost of products sold	18.0
Foreign exchange forward contracts	0.5	SG&A expenses	0.6
Commodity contracts	(0.3)	Cost of products sold	(0.5)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$(0.7)
Total in cash flow hedging	$22.1		$8.0	$(0.7)
(a) The Company reclassified $6.0 million of losses into earnings due to the discontinuance of a cash flow hedge because a portion of the forecasted transaction will no longer occur.

	December 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.7)	Interest expense	$(3.7)
Foreign exchange forward contracts	4.3	Cost of products sold	(6.4)
Foreign exchange forward contracts	0.5	SG&A expenses	(0.1)
Commodity contracts	(0.2)	Cost of products sold	(0.5)
Total for cash flow hedging	$3.9		$(10.7)	$—

	December 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.2)	Interest expense	$(3.7)
Foreign exchange forward contracts	(6.5)	Cost of products sold	1.2
Foreign exchange forward contracts	(0.3)	SG&A expenses	(0.1)
Commodity contracts	(1.0)	Cost of products sold	(0.3)

Ineffective Portion:
Foreign exchange forward contracts		Other expense (income), net		$0.7
Commodity contracts		Interest expense		(0.1)
Total for cash flow hedging	$(8.0)		$(2.9)	$0.6
Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At December 31, 2015, the Company expects to reclassify $4.0 million of deferred net gains on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at December 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$733.9	$610.0
On November 24, 2015, the Company entered into foreign exchange forward contracts, designated as hedges of net investments, totaling 289.0 million euros and 230.5 million Swiss francs, which have maturity dates that coincide with delayed drawdowns under the Company’s new Note Purchase Agreement. See Note 12, Financing Instruments, for further discussion about the Company’s new Note Purchase Agreement.

The fair value of the cross currency basis swaps and foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates, cross currency swap basis rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI on the Consolidated Balance Sheets and income (expense) on the Company’s Consolidated Statements of Operations related to the hedges of net investments for the year ended December 31, 2015, 2014 and 2013:

	December 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$4.5	Other expense (income), net	$4.1
Total for net investment hedging	$4.5		$4.1

	December 31, 2014
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$19.3	Interest income	$1.9
Foreign exchange forward contracts	43.1	Interest expense	(1.6)
		Other expense (income), net	1.3
Total for net investment hedging	$62.4		$1.6

	December 31, 2013
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Cross currency basis swaps	$(36.1)	Interest income	$4.8
Foreign exchange forward contracts	(5.4)	Interest expense	1.4
		Other expense (income), net	0.3
Total for net investment hedging	$(41.5)		$6.5
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

The following table summarizes the notional amounts of fair value hedges by derivative instrument type at December 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Interest rate swaps	$45.0	$45.0
The following tables summarize the amount of income (expense) recorded on the Company’s Consolidated Statements of Operations related to the hedges of fair value for the years ended December 31, 2015, 2014 and 2013:

	Consolidated Statements of Operations Location	Income (Expense) Recognized
		Twelve Months Ended December 31,
(in millions)		2015	2014	2013

Interest rate swaps	Interest expense	$0.3	$0.2	$0.3
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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at December 31, 2015 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$498.9	$498.9
Interest rate swaps	1.8	0.8
Total for instruments not designated as hedges	$500.7	$499.7
The Company had a Swiss franc denominated cross currency basis swaps to offset an intercompany Swiss franc note receivable at a U.S. dollar functional entity. The hedge matured during the second quarter to coincide with the repayment of the note.

The following table summarizes the amounts of gains (losses) recorded on the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the years ended December 31, 2015, 2014 and 2013:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Twelve Months Ended December 31,
(in millions)		2015	2014	2013

Foreign exchange forward contracts (a)	Other expense (income), net	$6.3	$33.2	$6.7
DIO equity option contracts	Other expense (income), net	0.1	—	—
Cross currency basis swaps (a)	Other expense (income), net	(1.8)	(50.2)	15.5
Total for instruments not designated as hedges		$4.6	$(17.0)	$22.2
(a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” on the Consolidated Statements of Operations.
Consolidated Balance Sheets Location of Derivative Fair Values
The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at December 31, 2015 and December 31, 2014:

	December 31, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$23.0	$7.9	$6.9	$0.4
Commodity contracts	—	—	0.1	—
Interest rate swaps	0.1	—	1.0	0.2
Total	$23.1	$7.9	$8.0	$0.6

Not Designated as Hedges

Foreign exchange forward contracts	$5.0	$—	$3.0	$—
Total	$5.0	$—	$3.0	$—

	December 31, 2014
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$28.1	$12.6	$2.7	$1.7
Commodity contracts	—	—	0.2	—
Interest rate swaps	0.6	0.1	0.6	0.4
Total	$28.7	$12.7	$3.5	$2.1

Not Designated as Hedges

Foreign exchange forward contracts	$4.8	$—	$4.8	$—
DIO equity option contracts	—	—	—	0.1
Interest rate swaps	—	—	—	0.1
Cross currency basis swaps	2.7	—	—	—
Total	$7.5	$—	$4.8	$0.2

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

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.9	$—	$35.9	$(7.4)	$—	$28.5
Interest rate swaps	0.1	—	0.1	—	—	0.1
Total Assets	$36.0	$—	$36.0	$(7.4)	$—	$28.6

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.3	$—	$10.3	$(6.3)	$—	$4.0
Commodity contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.1)	—	0.1
Total Liabilities	$11.6	$—	$11.6	$(7.4)	$—	$4.2

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2014:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$45.3	$—	$45.3	$(7.7)	$—	$37.6
Interest rate swaps	0.8	—	0.8	(0.3)	—	0.5
Cross currency basis swaps	2.7	—	2.7	(1.1)	—	1.6
Total Assets	$48.8	$—	$48.8	$(9.1)	$—	$39.7

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$9.3	$—	$9.3	$(8.1)	$—	$1.2
Commodity contracts	0.2	—	0.2	—	—	0.2
DIO equity option contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.1	—	1.1	(1.0)	—	0.1
Total Liabilities	$10.7	$—	$10.7	$(9.1)	$—	$1.6

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of its total long-term debt, including current portion, was $1,160.7 million and $1,150.2 million, respectively, at December 31, 2015.  At December 31, 2014, the Company estimated the fair value and carrying value was $1,290.0 million and $1,262.7 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million Private Placement Notes are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates at December 31, 2015. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2015 and 2014, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign exchange forward contracts	35.9	—	35.9	—
Total assets	$36.0	$—	$36.0	$—

Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Commodity forward purchase contracts	0.1	—	0.1	—
Foreign exchange forward contracts	10.3	—	10.3	—
Long-term debt	45.1	—	45.1	—
Total liabilities	$56.7	$—	$56.7	$—

	December 31, 2014
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.8	$—	$0.8	$—
Cross currency interest rate swaps	2.7	—	2.7	—
Foreign exchange forward contracts	45.3	—	45.3	—
Corporate convertible bonds	57.7	—	—	57.7
Total assets	$106.5	$—	$48.8	$57.7

Liabilities
Interest rate swaps	$1.1	$—	$1.1	$—
Commodity forward purchase contracts	0.2	—	0.2	—
Foreign exchange forward contracts	9.2	—	9.2	—
Long-term debt	106.1	—	106.1	—
DIO equity option contracts	0.1	—	—	0.1
Total liabilities	$116.7	$—	$116.6	$0.1

Derivative valuations are based on observable inputs to the valuation model including interest rates, foreign currency exchange rates, future commodities prices and credit risks. The Company utilizes commodity contracts, certain interest rates swaps and foreign exchange forward contracts that are considered cash flow hedges. In addition, the Company at times employs certain cross currency interest rate swaps and forward exchange contracts that are considered hedges of net investment in foreign operations. Both types of designated derivative instruments are further discussed in Note 17, Financial Instruments and Derivatives.

The Company used the income method valuation technique to estimate the fair value of the corporate bonds. The significant unobservable inputs for valuing the corporate bonds are DIO Corporation’s stock volatility factor of approximately 40% and corporate bond rating which implies an approximately 8.7% discount rate on the valuation model. Significant observable inputs used to value the corporate bonds include foreign exchange rates and DIO Corporation’s period-ending market stock price. During the quarter ended September 30, 2015, the Company sold the DIO convertible bonds.

The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

	Corporate	DIO Equity
(in millions)	Convertible	Options
	Bonds	Contracts

Balance at December 31, 2013	$70.0	$(0.1)
Unrealized loss:
Reported in AOCI, before tax	(6.1)	—
Unrealized gain:
Reported in other expense (income), net	—	—
Effect of exchange rate changes	(6.2)	—
Balance at December 31, 2014	$57.7	$(0.1)
Sales, gross	(47.7)	—
Unrealized loss:
Reported in AOCI, before tax	(6.8)	—
Realized gain:
Reported in other expense (income), net	—	0.1
Effect of exchange rate changes	(3.2)	—
Balance at December 31, 2015	$—	$—

For the year ended December 31, 2015, the Company sold all Level 3 investments. There were no additional purchases, issuances or transfers of Level 3 financial instruments in 2015. There were no purchases, issuances or transfers of Level 3 financial instruments in 2014.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases automobiles and machinery and equipment and certain office, warehouse and manufacturing facilities under non-cancelable leases. The leases generally require the Company to pay insurance, taxes and other expenses related to the leased property. Total rental expense for all operating leases was $30.4 million, $37.4 million and $39.7 million for 2015, 2014 and 2013, respectively.

Rental commitments, principally for real estate (exclusive of taxes, insurance and maintenance), automobiles and office equipment are as follows:

(in millions)

2016	$30.3
2017	23.2
2018	17.0
2019	11.7
2020	6.1
2021 and thereafter	8.4
$96.7

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

On December 12, 2006, Carole Hildebrand, DDS and Robert Jaffin, DDS filed a Complaint in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania.  The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment. The Court held three days of hearings in January 2016 on plaintiffs’ class certification motion. The Court has scheduled further hearings in the matter for June 2016.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company filed a motion for summary judgment in December 2015, which is now pending before the Court. The Company intends to vigorously defend itself in the litigation.

On October 2, 2015 and October 5, 2015, the Company and its wholly-owned subsidiary Dawkins Merger Sub Inc. (“Merger Sub”) were served with two separate putative class action complaints filed in the Court of Chancery of the State of Delaware by purported stockholders of Sirona Dental Systems, Inc. (“Sirona”) against the members of Sirona’s Board of Directors, the Company, and Merger Sub. The Complaints allege that the Company and Merger Sub aided and abetted and/or assisted Sirona’s Board members in breaching their fiduciary duties to Sirona’s stockholders in connection with the Agreement and Plan of Merger entered into between the Company and Sirona on September 15, 2015. One of the plaintiffs subsequently withdrew one of the two cases in December 2015. The other case is still pending. The Company intends to vigorously defend itself in this litigation.

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

The Company has employment agreements with its executive officers. These agreements generally provide for salary continuation for a specified number of months under certain circumstances. If all of the employees under contract were to be terminated by the Company without cause, as defined in the agreements, the Company’s liability would be approximately $15.6 million at December 31, 2015.

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

DENTSPLY INTERNATIONAL INC.
Quarterly Financial Information (Unaudited)
(in millions, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Rounding	Total Year

2015

Net sales	$656.3	$698.0	$648.9	$671.1	$—	$2,674.3
Gross profit	373.4	399.7	369.4	374.7	—	1,517.2
Operating income	97.7	85.8	98.6	93.1	—	375.2
Net income attributable to
DENTSPLY International	64.0	44.1	84.5	58.6	—	251.2

Earnings per common share - basic	$0.46	$0.32	$0.60	$0.42	$(0.01)	$1.79

Earnings per common share - diluted	$0.45	$0.31	$0.59	$0.41	$—	$1.76

Cash dividends declared per common share	$0.07250	$0.07250	$0.07250	$0.07250	$—	$0.29000

2014

Net sales	$730.1	$765.2	$708.2	$719.1	$—	$2,922.6
Gross profit	394.2	424.5	388.1	393.0	—	1,599.8
Operating income	105.6	127.1	109.6	103.3	—	445.6
Net income attributable to
DENTSPLY International	72.9	90.0	75.3	84.7	—	322.9

Earnings per common share - basic	$0.51	$0.63	$0.53	$0.60	$0.01	$2.28

Earnings per common share - diluted	$0.50	$0.62	$0.52	$0.59	$0.01	$2.24

Cash dividends declared per common share	$0.06625	$0.06625	$0.06625	$0.06625	$—	$0.26500

Net sales, excluding precious metal content, were $631.5 million, $674.7 million, $629.4 million and $645.9 million, respectively, for the first, second, third and fourth quarters of 2015.  Net sales, excluding precious metal content, were $689.2 million, $730.9 million, $681.6 million and $691.0 million, respectively, for the first, second, third and fourth quarters of 2014. This measurement should be considered a non-US GAAP measure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENTSPLY INTERNATIONAL INC.

By:	/s/	Bret W. Wise
Bret W. Wise
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/	Bret W. Wise	February 12, 2016
	Bret W. Wise	Date
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/	Christopher T. Clark	February 12, 2016
	Christopher T. Clark	Date
President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	Dr. Michael C. Alfano	February 12, 2016
	Dr. Michael C. Alfano	Date
Director

/s/	Eric K. Brandt	February 12, 2016
	Eric K. Brandt	Date
Director

/s/	Paula H. Cholmondeley	February 12, 2016
	Paula H. Cholmondeley	Date
Director

/s/	Michael J. Coleman	February 12, 2016
	Michael J. Coleman	Date
Director

/s/	Willie A. Deese	February 12, 2016
	Willie A. Deese	Date
Director

/s/	William F. Hecht	February 12, 2016
	William F. Hecht	Date
Director

/s/	Francis J. Lunger	February 12, 2016
	Francis J. Lunger	Date
Director

/s/	John L. Miclot	February 12, 2016
	John L. Miclot	Date
Director

/s/	John C. Miles II	February 12, 2016
	John C. Miles II	Date
Director