Form 10-Q
period 2016-03-31
DENTSPLY SIRONA Inc.
filed 2016-05-06
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-16211

DENTSPLY SIRONA Inc.
(Exact name of registrant as specified in its charter)

Delaware	39-1434669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

221 West Philadelphia Street, York, PA	17401-2991
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
April 28, 2016, DENTSPLY SIRONA Inc. had 234,230,941 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$772.6	$656.3
Cost of products sold	353.7	282.9

Gross profit	418.9	373.4
Selling, general and administrative expenses	342.1	270.3
Restructuring and other costs	4.1	5.4

Operating income	72.7	97.7

Other income and expenses:
Interest expense	9.2	10.7
Interest income	(0.5)	(0.7)
Other expense (income), net	(3.4)	0.5

Income before income taxes	67.4	87.2
(Benefit) provision for income taxes	(57.9)	18.9
Equity in net loss of unconsolidated affiliated company	—	(4.3)

Net income	125.3	64.0

Less: Net income attributable to noncontrolling interests	0.3	—

Net income attributable to Dentsply Sirona	$125.0	$64.0

Earnings per common share:
Basic	$0.72	$0.46
Diluted	$0.70	$0.45

Weighted average common shares outstanding:
Basic	174.8	140.3
Diluted	178.4	142.8

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$125.3	$64.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	186.8	(188.9)
Net (loss) gain on derivative financial instruments	(24.8)	24.8
Net unrealized holding gain on available-for-sale securities	—	30.8
Pension liability adjustments	0.9	1.4
Total other comprehensive income (loss), net of tax	162.9	(131.9)

Total comprehensive income (loss)	288.2	(67.9)

Less: Comprehensive income attributable
to noncontrolling interests	0.4	0.6

Comprehensive income (loss) attributable to
Dentsply Sirona	$287.8	$(68.5)

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$323.1	$284.6
Accounts and notes receivables-trade, net	625.2	399.9
Inventories, net	562.1	340.4
Prepaid expenses and other current assets, net	295.1	171.8

Total Current Assets	1,805.5	1,196.7

Property, plant and equipment, net	816.5	558.8
Identifiable intangible assets, net	3,138.1	600.7
Goodwill, net	5,836.0	1,987.6
Other noncurrent assets, net	86.3	59.1

Total Assets	$11,682.4	$4,402.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$287.4	$133.6
Accrued liabilities	500.2	310.1
Income taxes payable	55.7	20.2
Notes payable and current portion of long-term debt	10.9	12.1

Total Current Liabilities	854.2	476.0

Long-term debt	1,169.1	1,141.0
Deferred income taxes	875.5	160.3
Other noncurrent liabilities	398.2	286.2

Total Liabilities	3,297.0	2,063.5

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	1.6
400.0 million and 200.0 million shares authorized at March 31, 2016 and December 31, 2015, respectively
264.5 million and 162.8 million shares issued at March 31, 2016 and December 31, 2015, respectively
234.2 million and 140.1 million shares outstanding at March 31, 2016 and December 31, 2015, respectively.
Capital in excess of par value	6,489.7	237.8
Retained earnings	3,697.5	3,591.0
Accumulated other comprehensive loss	(431.2)	(594.0)
Treasury stock, at cost, 30.3 million and 22.7 million shares at March 31, 2016 and December 31, 2015, respectively	(1,376.8)	(898.4)
Total Dentsply Sirona Equity	8,381.8	2,338.0

Noncontrolling interests	3.6	1.4

Total Equity	8,385.4	2,339.4

Total Liabilities and Equity	$11,682.4	$4,402.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:

Net income	$125.3	$64.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.5	19.3
Amortization	21.8	10.9
Amortization of deferred financing costs	1.1	1.1
Deferred income taxes	(80.4)	20.2
Share-based compensation expense	4.8	4.9
Restructuring and other costs - non-cash	2.6	4.8
Excess tax benefits from share-based compensation	(8.4)	(0.4)
Equity in net loss from unconsolidated affiliates	—	4.3
Other non-cash income	(3.4)	(8.0)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(67.1)	(10.2)
Inventories, net	8.6	(7.4)
Prepaid expenses and other current assets, net	(16.9)	(5.6)
Other noncurrent assets, net	(2.4)	(2.5)
Accounts payable	1.2	5.2
Accrued liabilities	(15.5)	(36.3)
Income taxes	(1.1)	(4.5)
Other noncurrent liabilities	7.0	5.8

Net cash provided by operating activities	0.7	65.6

Cash flows from investing activities:

Capital expenditures	(20.8)	(16.2)
Cash assumed in Sirona merger	522.3	—
Cash paid for acquisitions of businesses, net of cash acquired	(0.4)	—
Cash received from sale of business or product line	2.4	—
Cash received on derivatives contracts	5.7	8.6
Cash paid on derivatives contracts	(3.5)	(0.8)
Expenditures for identifiable intangible assets	—	(0.2)
Purchase of Company-owned life insurance policies	(1.7)	—
Proceeds from sale of property, plant and equipment, net	0.4	0.1

Net cash provided by (used in) investing activities	504.4	(8.5)

Cash flows from financing activities:

(Decrease) increase in short-term borrowings	(2.1)	160.1
Cash paid for treasury stock	(428.8)	(85.0)
Cash dividends paid	(10.1)	(9.5)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	—	(80.5)
Proceeds from long-term borrowings	79.9	—
Repayments on long-term borrowings	(127.5)	(100.1)
Proceeds from exercised stock options	7.4	14.1
Excess tax benefits from share-based compensation	8.4	0.4

Net cash used in financing activities	(472.8)	(100.5)

Effect of exchange rate changes on cash and cash equivalents	6.2	(7.6)

Net increase (decrease) in cash and cash equivalents	38.5	(51.0)

Cash and cash equivalents at beginning of period	284.6	151.6

Cash and cash equivalents at end of period	$323.1	$100.6

Schedule of non-cash investing activities:
Merger financed by common stock	$6,256.2	$—

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	64.0	—	—	64.0	—	64.0

Other comprehensive loss	—	—	—	(132.4)	—	(132.4)	0.6	(131.8)

Exercise of stock options	—	(3.7)	—	—	17.8	14.1	—	14.1
Tax benefit from stock options exercised	—	0.4	—	—	—	0.4	—	0.4
Share based compensation expense	—	4.9	—	—	—	4.9	—	4.9
Funding of Employee Stock Ownership Plan	—	1.0	—	—	3.7	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(88.7)	(88.7)	—	(88.7)
RSU distributions	—	(13.3)	—	—	7.9	(5.4)	—	(5.4)
RSU dividends	—	0.1	(0.1)	—	—	—	—	—
Cash dividends ($0.0725 per share)	—	—	(10.1)	—	—	(10.1)	—	(10.1)
Balance at March 31, 2015	$1.6	$211.1	$3,434.5	$(573.5)	$(900.9)	$2,172.8	$1.5	$2,174.3

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	125.0	—	—	125.0	0.3	125.3

Other comprehensive gain	—	—	—	162.8	—	162.8	0.1	162.9

Common stock issuance related to Sirona merger	1.0	6,253.4	—	—	—	6,254.4	1.8	6,256.2
Exercise of stock options	—	(1.6)	—	—	9.0	7.4	—	7.4
Tax benefit from stock options exercised	—	8.4	—	—	—	8.4	—	8.4
Share based compensation expense	—	4.8	—	—	—	4.8	—	4.8
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(500.0)	(500.0)	—	(500.0)
RSU distributions	—	(15.4)	—	—	8.4	(7.0)	—	(7.0)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.0775 per share)	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balance at March 31, 2016	$2.6	$6,489.7	$3,697.5	$(431.2)	$(1,376.8)	$8,381.8	$3.6	$8,385.4

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA Inc. and Subsidiaries

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”).  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements and related notes contain the accounts of DENTSPLY SIRONA Inc. and Subsidiaries (“Dentsply Sirona” or the “Company”) on a consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in DENTSPLY International Inc.’s most recent Form 10-K for the year ended December 31, 2015.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim Consolidated Statements of Operations for the three months ended March 31, 2016 include the results of operations for Sirona for the period February 29, 2016 to March 31, 2016. The accompanying unaudited interim Consolidated Balance Sheets at March 31, 2016 includes Sirona’s acquired assets and assumed liabilities. See Note 5, Business Combinations, for additional information about the merger.

Reference throughout this Form 10-Q to “DENTSPLY”, or the “Company” refers to financial information and transactions of DENTSPLY International Inc. prior to February 29, 2016 and DENTSPLY SIRONA Inc, or the “Company”, thereafter.

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in DENTSPLY’s Form 10-K for the year ended December 31, 2015, except as may be indicated below:

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $14.3 million at March 31, 2016 and $10.7 million at December 31, 2015.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At March 31, 2016, the fair value of the direct investment was $84.4 million.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. The Company expects to adopt these accounting standards for the quarter ended March 31, 2018. The Company is currently assessing the impact that these pronouncements may have on its financial position, results of operations, cash flows and disclosures, as well as, the transition method it will use to adopt the guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This newly issued accounting standard requires that an entity measure inventory at the lower of cost or net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the last-in, first-out (“LIFO”) and retail inventory methods of accounting for inventory. The amendments in this standard are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Prospective application is required for presentation purposes. The adoption of this standard is not expected to materially impact the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying Accounting for Measurement Period Adjustments.” This accounting standard seeks to simplify the accounting related to Business Combinations. Current US GAAP requires retrospective adjustment for provisional amounts recognized during the measurement periods when facts and circumstances that existed at the measurement date, if known, would have affected the measurement of the accounts initially recognized. This standard eliminates the requirement for retrospective adjustments and requires adjustments to the Financial Statements as needed in current period earnings for the full effect of changes. The Company adopted this accounting standard for the quarter ended March 31, 2016. The adoption of this standard did not materially impact the Company’s financial position or results of operations.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This accounting standard seeks to simplify the accounting related to deferred income taxes. Current US GAAP requires an entity to separate deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) into current and noncurrent amounts for each tax jurisdiction based on the classification of the related asset or liability for financial reporting. DTAs and DTLs not related to assets and liabilities for financial reporting are classified based on the expected reversal date. The new standard requires DTAs or DTLs for each tax jurisdictions to be classified as noncurrent in a classified statement of financial position. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016 and is permitted to be adopted prospectively or retrospectively. The Company is currently assessing the impact that this standard may have on its financial position and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This newly issued accounting standard seeks to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information as well as to improve and achieve convergence of the FASB and International Accounting Standards Board (“IASB”) standards on the accounting for financial instruments. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. It also requires enhanced disclosures about those investments and reduces the number of items that are recognized in other comprehensive income. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2017 and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard may have on its financial position, results of operations, cash flows and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This newly issued accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees prospective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied retrospectively using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that ASU 2016-02 will have on its financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This newly issued accounting standard seeks to simplify the accounting for all entities that issue share-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company is currently assessing the impact that ASU 2016-09 will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three months ended March 31, 2016 and 2015.

	Three Months Ended
(in millions)	2016	2015

Stock option expense	$2.1	$1.5
RSU expense	2.4	3.1
Total stock based compensation expense	$4.5	$4.6

Total related tax benefit	$1.3	$1.5

For the three months ended March 31, 2016 and 2015, stock compensation expense of $4.5 million and $4.6 million respectively, was recorded in the Consolidated Statement of Operations. For the three months ended March 31, 2016 and 2015, $4.4 million and $4.4 million, respectively, was recorded in Selling, general and administrative expense and $0.1 million and $0.2 million, respectively, was recorded in Cost of products sold in the Consolidated Statement of Operations.

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended March 31, 2016, foreign currency translation adjustments included currency translation gains of $198.4 million and losses on the Company’s loans designated as hedges of net investments of $11.7 million.  During the quarter ended March 31, 2015, foreign currency translation adjustments included currency translation losses of $188.6 million and losses of $0.9 million on the Company’s loans designated as hedges of net investments.  These amounts are recorded in AOCI, net of any related tax adjustments. At March 31, 2016 and December 31, 2015, these tax adjustments were $191.6 million and $169.3 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $109.1 million and $307.5 million at March 31, 2016 and December 31, 2015, respectively, and losses on loans designated as hedges of net investments of $105.4 million and $93.7 million, respectively.  These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the three months ended March 31, 2016 and 2015:

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Pension Liability Adjustments	Total

Balance at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive income (loss) before reclassifications	183.3	(6.5)	(30.4)	—	146.4
Tax benefit	8.3	2.3	11.7	—	22.3
Other comprehensive (loss) income, net of tax, before reclassifications	191.6	(4.2)	(18.7)	—	168.7
Amounts reclassified from accumulated other comprehensive income (loss)	(4.9)	(1.9)	—	0.9	(5.9)
Net (decrease) increase in other comprehensive income	186.7	(6.1)	(18.7)	0.9	162.8
Balance at March 31, 2016	$(214.5)	$(7.3)	$(128.9)	$(80.5)	$(431.2)

(in millions)	Foreign Currency Translation Adjustments	Gain and (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain and (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive income (loss) before reclassifications and tax impact	(181.9)	23.4	12.5	44.5	—	(101.5)
Tax expense	(7.6)	(2.5)	(5.1)	(13.7)	—	(28.9)
Other comprehensive income (loss), net of tax, before reclassifications	(189.5)	20.9	7.4	30.8	—	(130.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.5)	—	—	1.4	(2.1)
Net (decrease) increase in other comprehensive income	(189.5)	17.4	7.4	30.8	1.4	(132.5)
Balance at March 31, 2015	$(402.0)	$6.6	$(105.3)	$39.3	$(112.2)	$(573.6)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended March 31,
	2016	2015

Gains and (losses) on derivative financial instruments:
Interest rate swaps	$(1.1)	$(1.0)	Interest expense
Foreign exchange forward contracts	3.1	3.9	Cost of products sold
Foreign exchange forward contracts	0.1	0.2	SG&A expenses
Commodity contracts	(0.2)	(0.1)	Cost of products sold
	1.9	3.0	Net gain before tax
	—	0.5	Tax benefit
	$1.9	$3.5	Net of tax

Realized foreign currency gain on sale of foreign subsidiary:
Foreign currency translation adjustment	$4.9	$—	Other expense (income), net

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of net actuarial losses	(1.3)	(2.0)	(a)
	(1.3)	(2.0)	Net loss before tax
	0.4	0.6	Tax benefit
	$(0.9)	$(1.4)	Net of tax

Total reclassifications for the period	$5.9	$2.1
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended March 31, 2016 and 2015 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

Basic Earnings Per Common Share Computation	Three Months Ended
(in millions, except per share amounts)	2016	2015

Net income attributable to Dentsply Sirona	$125.0	$64.0

Weighted average common shares outstanding	174.8	140.3

Earnings per common share - basic	$0.72	$0.46

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income attributable to Dentsply Sirona	$125.0	$64.0

Weighted average common shares outstanding	174.8	140.3
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	3.6	2.5
Total weighted average diluted shares outstanding	178.4	142.8

Earnings per common share - diluted	$0.70	$0.45

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.9 million and 1.1 million shares of common stock that were outstanding during the three months ended March 31, 2016 and 2015, respectively, because their effect would be antidilutive.

On February 29, 2016, in conjunction with the merger, the Company increased the authorized number of common shares to 400.0 million.

NOTE 5 – BUSINESS COMBINATIONS

On February 29, 2016, DENTSPLY merged with Sirona in an all-stock transaction and the registrant was renamed DENSTPLY SIRONA Inc. In connection with the merger, each former share of Sirona common stock issued and outstanding immediately prior to February 29, 2016, was converted to 1.8142 shares of DENTSPLY common stock. The Company issued approximately 101.8 million shares of DENTSPLY common stock to former shareholders of Sirona common stock, representing approximately 42% of the approximately 242.2 million of the total shares of DENTSPLY common stock outstanding on the merger date.

DENTSPLY was determined to be the accounting acquirer. In this all-stock transaction, only DENTSPLY common stock was transferred and DENTSPLY shareholders received approximately 58% of the voting interest of the combined company, and the Sirona shareholders received approximately 42% of the voting interest. Additional indicators included the combined company’s eleven Board of Directors which includes six members of the former DENTSPLY board, and five members of the former Sirona board, as well as DENTSPLY’s financial size.

The Company changed its name to DENTSPLY SIRONA Inc. and the common stock continues to trade on the NASDAQ under the ticker “XRAY”.

The merger combines leading platforms in consumables, equipment, and technologies which creates complimentary end to end solutions to meet customer needs and improve patient care. The combined company is positioned to capitalize on key industry trends to drive growth, including accelerating adoption of digital dentistry.

The following table summarizes the consideration transferred:

(in millions, except per share amount)*

Sirona common shares outstanding at February 29, 2016	56.1
Exchange ratio	1.8142
DENTSPLY common stock issued for consideration	101.8
DENTSPLY common stock per share price at February 26, 2016	$60.67
Fair value of DENTSPLY common stock issued to Sirona shareholders		$6,173.8
Fair value of vested portion of Sirona share-based awards outstanding - 1.5 million
at February 29, 2016		82.4
Total acquisition consideration		$6,256.2
*Table may not foot due to rounding

The merger was recorded in accordance with US GAAP pursuant to the provisions of ASC Topic 805, Business Combinations.  The Company has performed a preliminary valuation analysis of identifiable assets acquired and liabilities assumed and allocated the consideration based on the preliminary fair values of those identifiable assets acquired and liabilities assumed, but there may be material changes as the valuation is finalized. In addition, completion of the valuation may impact the assessment of the net deferred tax liability currently recognized with any adjustment resulting in a corresponding change to goodwill. The amount of these potential adjustments could be significant.

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed at the date of the merger:

(in millions)

Cash and cash equivalents	$522.3
Trade receivables	143.0
Inventory	220.7
Prepaid expenses and other current assets	109.4
Property, plant and equipment	237.1
Identifiable intangible assets	2,435.0
Goodwill	3,761.2
Other long-term assets	10.9
Total assets	7,439.6
Accounts payable	68.0
Other current liabilities	197.8
Debt	57.5
Deferred income taxes	766.7
Other long-term liabilities	93.4
Total liabilities	1,183.4
Total identifiable net assets	$6,256.2

Inventory held by Sirona includes a fair value adjustment of $72.0 million.  The Company expects to expense this amount by June 30, 2016 as the acquired inventory is sold.  During the first quarter, the Company expensed $24.2 million of the inventory fair value adjustment.

Property, plant and equipment includes a fair value adjustment of $33.6 million, and consists of land, buildings, plant and equipment.  Depreciable lives range from 25 to 50 years for buildings and from 3 to 10 years for plant and equipment.

Deferred income for service contracts previously recorded by Sirona now includes a fair value adjustment which reduced “Other current liabilities” by $17.3 million. The consequence is that this amount cannot be recognized as revenue under US GAAP.

Weighted average useful lives for intangible assets were determined based upon the useful economic lives of the intangible assets that are expected to contribute to future cash flows.  The acquired definite-lived intangible assets are being amortized on a straight-line basis over their expected useful lives.

Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)
Customer relationships	$495.0	14
Developed technology and patents	1,035.0	12
Trade names and trademarks	905.0	Indefinite
Total	$2,435.0

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method was used to fair value the developed technology and patents and tradenames and trademarks and the multi-period excess earnings method was used to fair value customer relationships. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, weighted average useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

The $3,761.2 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is consider to represent the value associated with workforce and synergies the two Companies anticipate realizing as a combined company.  Goodwill of $3,648.4 million has been assigned to the Company's Technologies segment and $112.8 million has been assigned to the Company’s Dental and Healthcare Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $120.1 million and operating income of $28.1 million to the Company's Consolidated Statements of Operations during the period from February 29, 2016 to March 31, 2016 and is primarily included in the Technologies segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The unaudited pro forma financial information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the merger occurred on January 1, 2015, nor are they indicative of any future results.

	Pro forma - unaudited
	Three months ended
	March 31,
(in millions, except per share amount)	2016	2015

Net sales	$940.2	$903.2
Net income attributable to Dentsply Sirona	$93.7	$94.4
Diluted earnings per common share	$0.39	$0.38

The pro forma financial information is based on the Company's preliminary assignment of consideration given and therefore subject to adjustment. These pro forma amounts were calculated after applying the Company’s accounting policies and adjusting Sirona’s results to reflect adjustments that are directly attributable to the merger. These adjustments mainly include additional intangible asset amortization, depreciation, inventory fair value adjustments, transaction costs and taxes that would have been charged assuming the fair value adjustments had been applied from January 1, 2015, together with the consequential tax effects at the statutory rate. Pro forma results do not include any anticipated synergies or other benefits of the merger.

For the three months ended March 31, 2016, in connection with the merger, the Company has incurred $30.2 million of transaction related costs, primarily amounts paid to third party advisers, legal and banking fees.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 91% and 89% of net sales for the three months ended March 31, 2016 and 2015.

The operating businesses are combined into two operating groups, which generally have overlapping geographical presence, customer bases, distribution channels, and regulatory oversight. These operating groups are considered the Company’s reportable segments as the Company’s chief operating decision-maker regularly reviews financial results at the operating group level and uses this information to manage the Company’s operations. The accounting policies of the segments are consistent with those described in DENTSPLY’s most recently filed Form 10-K, in the summary of significant accounting policies.

The Company evaluates performance of the segments based on the groups’ net third party sales, excluding precious metal content, and segment adjusted operating income. The Company defines net third party sales excluding precious metal content as the Company’s net sales excluding the precious metal cost within the products sold, which is considered a measure not calculated in accordance with US GAAP, and is therefore considered a non-US GAAP measure. The Company’s exclusion of precious metal content in the measurement of net third party sales enhances comparability of performance between periods as it excludes the fluctuating market prices of the precious metal content. The Company also evaluates segment performance based on each segment’s adjusted operating income before provision for income taxes and interest. Segment adjusted operating income is defined as operating income before income taxes and before certain corporate headquarter unallocated costs, restructuring and other costs, interest expense, interest income, other expense (income), net, amortization of intangible assets and depreciation resulting from the fair value step-up of property, plant and equipment from acquisitions. The Company’s segment adjusted operating income is considered a non-US GAAP measure. A description of the products and services provided within each of the Company’s two reportable segments is provided below.

During the March 31, 2016 quarter, the Company realigned reporting responsibilities as a result of the merger and changed the management structure. The segment information below reflects the revised structure for all periods shown.

Dental and Healthcare Consumables

This segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s preventive, restorative, instruments, endodontic, and laboratory dental products, as well as consumable medical device products.

Technologies

This segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s dental implants, CAD/CAM systems, imaging systems, treatment centers and orthodontic products.

The following tables set forth information about the Company’s segments for the three months ended March 31, 2016 and 2015:

Third Party Net Sales

	Three Months Ended
(in millions)	2016	2015

Dental and Healthcare Consumables	$488.8	$480.1
Technologies	283.8	176.2
Total net sales	$772.6	$656.3

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
(in millions)	2016	2015

Dental and Healthcare Consumables	$470.9	$455.5
Technologies	283.6	176.0
Total net sales, excluding precious metal content	754.5	631.5
Precious metal content of sales	18.1	24.8
Total net sales, including precious metal content	$772.6	$656.3

Inter-segment Net Sales

	Three Months Ended
(in millions)	2016	2015

Dental and Healthcare Consumables	$55.2	$52.0
Technologies	1.4	1.8
All Other (a)	68.7	65.1
Eliminations	(125.3)	(118.9)
Total	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Adjusted Operating Income

	Three Months Ended
(in millions)	2016	2015

Dental and Healthcare Consumables	$130.8	$113.3
Technologies	53.8	20.9
Segment adjusted operating income before income taxes and interest	184.6	134.2

Reconciling items (income) expense:
All Other (b)	85.2	19.7
Restructuring and other costs	4.1	5.4
Interest expense	9.2	10.7
Interest income	(0.5)	(0.7)
Other expense (income), net	(3.4)	0.5
Amortization of intangible assets	21.8	10.9
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	0.8	0.5
Income before income taxes	$67.4	$87.2
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in millions)	March 31, 2016	December 31, 2015

Dental and Healthcare Consumables	$2,169.1	$1,776.5
Technologies	7,252.2	951.2
All Other (c)	2,261.1	1,675.2
Total	$11,682.4	$4,402.9
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

For the three months ended March 31, 2016, two customers accounted for more than ten percent of consolidated net sales for the period and more than ten percent of the consolidated accounts receivable balance at the period ended.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at March 31, 2016 and December 31, 2015 were $8.0 million and $8.1 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at March 31, 2016 and December 31, 2015 by $6.5 million and $6.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	March 31, 2016	December 31, 2015

Finished goods	$366.8	$218.2
Work-in-process	75.7	52.3
Raw materials and supplies	119.6	69.9
Inventories, net	$562.1	$340.4

The inventory valuation reserves were $59.7 million and $36.3 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, inventory included $49.8 million of fair value adjustments from the merger.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three months ended March 31, 2016 and 2015:

Defined Benefit Plans	Three Months Ended
(in millions)	2016	2015

Service cost	$3.8	$4.3
Interest cost	1.8	1.9
Expected return on plan assets	(1.2)	(1.4)
Amortization of net actuarial loss	1.2	2.0
Net periodic benefit cost	$5.6	$6.8

Other Postemployment Benefit Plans	Three Months Ended
(in millions)	2016	2015

Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit cost	$0.3	$0.3

The following sets forth the information related to the contributions to the Company’s benefit plans for 2016:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through March 31, 2016	$3.0	$—
Projected contributions for the remainder of the year	8.9	0.7
Total projected contributions	$11.9	$0.7

The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. During the first quarter of 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for the Company’s major defined benefit pension plans in Germany, Switzerland and for all defined benefit pension and other postemployment healthcare plans in the United States. Historically, the Company estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a spot rate approach for the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as the Company believes this provides a better estimate of service and interest costs. The Company considers this a change in estimate and, accordingly, will account for it prospectively starting in 2016. This change does not affect the measurement of the Company’s total benefit obligation.

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three months ended March 31, 2016 and 2015, the Company recorded net restructuring costs and other costs of $4.1 million and $5.4 million, respectively. These costs are recorded in “Restructuring and other costs” in the Consolidated Statements of Operations and the associated liabilities are recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

At March 31, 2016, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$1.5	$34.6	$—	$36.1
Provisions	—	1.3	2.0	3.3
Amounts applied	(0.6)	(7.4)	(0.1)	(8.1)
Change in estimates	(0.1)	(0.1)	—	(0.2)
Balance at March 31, 2016	$0.8	$28.4	$1.9	$31.1

	Lease/Contract Terminations
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.7	$3.4	$—	$4.1
Provisions	—	0.1	—	0.1
Amounts applied	(0.2)	(0.1)	—	(0.3)
Balance at March 31, 2016	$0.5	$3.4	$—	$3.9

	Other Restructuring Costs
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.3	$0.6	$—	$0.9
Provisions	—	0.2	—	0.2
Amounts applied	(0.1)	(0.2)	—	(0.3)
Change in estimate	—	0.1	—	0.1
Balance at March 31, 2016	$0.2	$0.7	$—	$0.9

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2015	Provisions	Amounts Applied	Change in Estimates	March 31, 2016

Dental and Healthcare Consumables	$35.7	$3.2	$(6.8)	$(0.2)	$31.9
Technologies	4.3	0.4	(1.7)	0.1	3.1
All Other	1.1	—	(0.2)	—	0.9
Total	$41.1	$3.6	$(8.7)	$(0.1)	$35.9

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at March 31, 2016 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$332.9	$250.9
Interest rate swaps	179.3	67.7
Commodity contracts	0.4	0.4
Total derivative instruments designated as cash flow hedges	$512.6	$319.0

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At March 31, 2016, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 1.8% for an initial term of five years, ending in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended March 31, 2016 and 2015:

March 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.2)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(4.9)	Cost of products sold	3.1	—
Foreign exchange forward contracts	(0.3)	SG&A expenses	0.1	—
Commodity contracts	(0.1)	Cost of products sold	(0.2)	—

Total in cash flow hedging	$(6.5)		$1.9	$—

March 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.2)	Interest expense	$(1.0)	$—
Foreign exchange forward contracts	24.1	Cost of products sold	3.9	—
Foreign exchange forward contracts	0.5	SG&A expenses	0.2	—
Commodity contracts	—	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	0.3
Total for cash flow hedging	$23.4		$3.0	$0.3

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At March 31, 2016, the Company expects to reclassify $0.7 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure . The derivative instruments consist of foreign exchange forward contracts. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities in the Consolidated

Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at March 31, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$628.7	$561.5

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended March 31, 2016 and 2015:

March 31, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(30.4)	Other expense (income), net	$2.6
Total for net investment hedging	$(30.4)		$2.6

March 31, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	12.5	Other expense (income), net	(0.3)
Total for net investment hedging	$12.5		$(0.3)

Fair Value Hedges

The Company used interest rate swaps to convert a portion of its fixed interest rate debt to variable interest rate debt. The Company had U.S. dollar denominated interest rate swaps with an initial total notional value of $150.0 million to effectively convert the underlying fixed interest rate of 4.1% on the Company’s $250.0 million Private Placement Notes (“PPN”) to variable rate, the debt and interest rate swap matured in February 2016. The notional value of the swaps declined proportionately as portions of the PPN matured. These interest rate swaps were designated as fair value hedges of the interest rate risk associated with the hedged portion of the fixed rate PPN. Accordingly, the Company carried the portion of the hedged debt at fair value, with the change in debt and swaps offsetting each other in the Consolidated Statements of Operations. Any cash flows associated with these instruments were included in operating activities in the Consolidated Statements of Cash Flows.

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three months ended March 31, 2016 and 2015:

	Consolidated Statements of Operations Location
		Three Months Ended March 31,
(in millions)		2016	2015

Interest rate swaps	Interest expense	$—	$0.1

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at March 31, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$1,598.7	$1,598.7
Interest rate swaps	1.6	0.8
Total for instruments not designated as hedges	$1,600.3	$1,599.5

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three months ended March 31, 2016 and 2015:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended March 31,
(in millions)		2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$(16.4)	$8.6
Cross currency basis swaps (a)	Other expense (income), net	—	(1.2)
Total for instruments not designated as hedges		$(16.4)	$7.4
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in “Other expense (income), net” in the Consolidated Statements of Operations.

During March 2016, the Company established hedges totaling 316.5 million euros to offset a euro denominated intercompany note receivable at a U.S. dollar functional entity.  The change in the value of the hedges resulted in a $12.1 million loss, which were offset by the changes in the value of the euro denominated intercompany note receivable at a U.S. dollar functional entity.

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and consolidated balance sheet location of the Company’s derivatives at March 31, 2016 and December 31, 2015:

	March 31, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$7.3	$2.1	$22.0	$0.9
Interest rate swaps	—	—	0.9	1.0
Total	$7.3	$2.1	$22.9	$1.9

Not Designated as Hedges

Foreign exchange forward contracts	$8.4	$—	$20.1	$—
Total	$8.4	$—	$20.1	$—

	December 31, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$23.0	$7.9	$6.9	$0.4
Commodity contracts	—	—	0.1	—
Interest rate swaps	0.1	—	1.0	0.2
Total	$23.1	$7.9	$8.0	$0.6

Not Designated as Hedges

Foreign exchange forward contracts	$5.0	$—	$3.0	$—
Total	$5.0	$—	$3.0	$—

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

Offsetting of financial assets and liabilities under netting arrangements at March 31, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$17.8	$—	$17.8	$(11.5)	$—	$6.3
Total Assets	$17.8	$—	$17.8	$(11.5)	$—	$6.3

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$43.0	$—	$43.0	$(10.3)	$—	$32.7
Interest rate swaps	1.9	—	1.9	(1.2)	—	0.7
Total Liabilities	$44.9	$—	$44.9	$(11.5)	$—	$33.4

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.9	$—	$35.9	$(7.4)	$—	$28.5
Interest rate swaps	0.1	—	0.1	—	—	0.1
Total Assets	$36.0	$—	$36.0	$(7.4)	$—	$28.6

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.3	$—	$10.3	$(6.3)	$—	$4.0
Commodity contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.1)	—	0.1
Total Liabilities	$11.6	$—	$11.6	$(7.4)	$—	$4.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,191.3 million and $1,179.1 million, respectively at March 31, 2016.  At December 31, 2015, the Company estimated the fair value and carrying value, including the current portion, was $1,160.7 million and $1,150.2 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of March 31, 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015, which are classified as “Cash and cash equivalents,” “Prepaid expenses and other current assets, net,” “Other noncurrent assets, net,” “Accrued liabilities,” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$17.8	$—	17.8	$—
Total assets	$17.8	$—	$17.8	$—

Liabilities
Interest rate swaps	$1.9	$—	$1.9	$—
Foreign exchange forward contracts	43.0	—	43.0	—
Contingent considerations on acquisitions	7.6	—	—	7.6
Total liabilities	$52.5	$—	$44.9	$7.6

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign exchange forward contracts	35.9	—	35.9	—
Total assets	$36.0	$—	$36.0	$—

Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Commodity contracts	0.1	—	0.1	—
Foreign exchange forward contracts	10.3	—	10.3	—
Long-term debt	45.1	—	45.1	—
Total liabilities	$56.7	$—	$56.7	$—

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

For the three months ended March 31, 2016, Level 3 liabilities were related to earn-out obligations that were assumed as part of the merger. There were no other purchases, issuances or transfers of Level 3 financial instruments during the period.

NOTE 12 – INCOME TAXES

Uncertainties in Income Taxes

The Company recognizes in the interim consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

It is reasonably possible that certain amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date of the Company’s interim consolidated financial statements.  Final settlement and resolution of outstanding tax matters in various jurisdictions during the next twelve months are not expected to be significant.

Other Tax Matters

During the first quarter of 2016, the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $76.1 million, resulting from the merger. In addition, the Company recorded $4.1 million of tax expense related to other discrete tax matters.

NOTE 13 – FINANCING ARRANGEMENTS

On February 19, 2016, the Company issued the following: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031. Proceeds from the Senior Notes were used to pay the final required payment of $75.0 million under the $250.0 million PPN that matured on February 19, 2016.

On March 16, 2016, the Company terminated the Sirona Senior Facilities Agreement and repaid the $52.5 million Facility A Term Loan that was set to mature November 16, 2016.

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At March 31, 2016, the Company was in compliance with all debt covenants.

At March 31, 2016, there were no outstanding borrowings, in the form of issued commercial paper, under the current $500.0 million multi-currency revolving credit facility.

At March 31, 2016, the Company had $552.1 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2015	$956.6	$1,031.0	$1,987.6
Merger related additions	112.8	3,648.4	3,761.2
Effects of exchange rate changes	25.7	61.5	87.2
Balance at March 31, 2016	$1,095.1	$4,740.9	$5,836.0

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,256.9	$(106.5)	$1,150.4	$164.8	$(95.0)	$69.8
Trademarks	70.0	(38.3)	31.7	67.0	(36.0)	31.0
Licensing agreements	34.2	(25.6)	8.6	33.7	(24.9)	8.8
Customer relationships	961.6	(140.0)	821.6	437.7	(125.4)	312.3
Total definite-lived	$2,322.7	$(310.4)	$2,012.3	$703.2	$(281.3)	$421.9

Indefinite-lived Trademarks and In-process R&D	$1,125.8	$—	$1,125.8	$178.8	$—	$178.8

Total identifiable intangible assets	$3,448.5	$(310.4)	$3,138.1	$882.0	$(281.3)	$600.7

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

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company filed a motion for summary judgment in December 2015. In April 2016, the Court granted the Company’s motion for summary judgment, which disposes of all remaining claims against the Company in the matter. The plaintiffs can file an appeal within 30 days of the ruling, in which case the Company will continue to vigorously defend itself.

On October 2, 2015 and October 5, 2015, the Company and its wholly-owned subsidiary Dawkins Merger Sub Inc. (“Merger Sub”) were served with two separate putative class action complaints filed in the Court of Chancery of the State of Delaware by purported stockholders of Sirona Dental Systems, Inc. (“Sirona”) against the members of Sirona’s Board of Directors, the Company, and Merger Sub. The Complaints allege that the Company and Merger Sub aided and abetted and/or assisted Sirona’s Board members in breaching their fiduciary duties to Sirona’s stockholders in connection with the Agreement and Plan of Merger entered into between the Company and Sirona on September 15, 2015. The plaintiffs subsequently withdrew the two cases in December 2015 and April 2016.

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations could be materially impacted.

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On August 24, 2015, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations is now tolled until September 1, 2016. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

DENTSPLY SIRONA Inc. and Subsidiaries

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” “assumes,” and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that DENTSPLY SIRONA Inc. (“Dentsply Sirona” or the “Company”) expects or anticipates will occur in the future are forward-looking statements. Forward-looking statements are based on management's current expectations and beliefs, and are inherently susceptible to uncertainty, risks, and changes in circumstances that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A (“Risk Factors”) of DENTSPLY International Inc.’s Form 10-K for the year ended December 31, 2015 and those described from time to time in our future reports filed with the U. S. Securities and Exchange Commission. The Company undertakes no duty and has no obligation to update forward-looking statements as a result of future events or developments.

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim financial information for the three months ended March 31, 2016, include the results of operations for Sirona for the period February 29, 2016 to March 31, 2016.

References to the “combined businesses” are included below to provide comparisons of net sales performance year over year as if the businesses were combined on January 1, 2015.

The Company’s annual meeting of stockholders will be held on May 25, 2016. Holders of 237,019,595 shares of common stock will be entitled to vote at the meeting.

OVERVIEW

Highlights

•
For the three months ended March 31, 2016, the Company reported a sales increase of 17.7%, which primarily reflects the impact of consolidating one month of Sirona’s revenues. For the full three month period ended March 31, 2016, sales of our combined businesses grew 6.5% on a constant currency basis. This includes a benefit of 1.7% from net acquisitions and was unfavorably impacted by discontinued products by approximately 70 basis points, which leads to internal growth of 5.5%.

•
On a geographic basis, the combined businesses generated constant currency sales growth of 8.8% in the United States, 3.2% in Europe and 8.4% in the Rest of World region in the full three month period ended March 31, 2016.

•
First quarter 2016 earnings per diluted share of $0.70 increased from $0.45 in the first quarter of 2015 due to a tax benefit from the release of a valuation allowance, partially offset by the higher weighted average shares outstanding and costs associated with the merger. On an adjusted basis (a non-US GAAP measure) first quarter 2016 earnings per diluted share of $0.69 grew 17% from $0.59. The global efficiency program contributed approximately $0.06 per diluted share for the three months ended March 31, 2016.

Company Profile

Dentsply Sirona is the world’s largest manufacturer of professional dental products and technologies, with a 130-year history of innovation and service to the dental industry and patients worldwide.  Dentsply Sirona develops, manufactures, and markets a comprehensive solutions offering including dental and oral health products as well as other consumable medical devices under a strong portfolio of world class brands.  As The Dental Solutions Company™, Dentsply Sirona’s products provide innovative, high-quality and effective solutions to advance patient care and deliver better, safer and faster dentistry.  Dentsply Sirona’s global headquarters is located in York, Pennsylvania, and the international headquarters is based in Salzburg, Austria. The Company’s shares are listed in the United States on NASDAQ under the symbol XRAY.

Business

The Company operates in two business segments, Dental and Healthcare Consumables and Technologies.

The Dental and Healthcare Consumables segment includes responsibility for the worldwide design, manufacture, sales and distribution of the Company’s preventive, restorative, instruments, endodontic, and laboratory dental products, as well as consumable medical device products.

The Technologies segment is responsible for the worldwide design, manufacture, sales and distribution of the Company’s dental implants, CAD/CAM systems, imaging systems, treatment centers and orthodontic products.

Principal Measurements

The principal measurements used by the Company in evaluating its business are: (1) constant currency sales growth by segment and geographic region; (2) internal sales growth by segment and geographic region; and (3) adjusted operating income and margins of each reportable segment, which excludes the impacts of purchase accounting, corporate expenses, and certain other items to enhance the comparability of results period to period. These principal measurements are not calculated in accordance with accounting principles generally accepted in the United States; therefore, these items represent non-US GAAP (“non-US GAAP”) measures. These non-US GAAP measures may differ from other companies and should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

The Company defines “constant currency sales growth” as the increase or decrease in net sales from period to period excluding precious metal content and the impact of changes in foreign currency exchange rates. This impact is calculated by comparing current-period revenues to prior-period revenues, with both periods converted at the U.S. dollar to local currency average foreign exchange rate for each month of the prior period, for the currencies in which the Company does business. The Company defines “internal sales growth” as constant currency sales growth excluding the impacts of net acquisitions and divestitures, merger accounting impacts and discontinued products.

Business Drivers

The primary drivers of internal growth include macroeconomic factors, global dental market growth, innovation and new product launches by the Company, as well as continued investments in sales and marketing resources, including clinical education. Management believes that the Company’s ability to execute its strategies allows it to grow faster than the underlying dental market.

The Company has a focus on maximizing operational efficiencies on a global basis. The Company has expanded the use of technology as well as process improvement initiatives to enhance global efficiency. In addition, management continues to evaluate the consolidation of operations or functions to reduce costs. The Company believes that the benefits from these global efficiency initiatives will improve the cost structure and help mitigate the impacts of rising costs such as energy, employee benefits and regulatory oversight and compliance.

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

The Company will continue to pursue opportunities to expand the Company’s product offerings, technologies and sales and service infrastructure through partnerships and acquisitions. Although the professional dental and the consumable medical device markets in which the Company operates have experienced consolidation, they remain fragmented. Management believes that there will continue to be adequate opportunities to participate as a consolidator in the industry for the foreseeable future.

Impact of Foreign Currencies and Interest Rates

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the quarter ended March 31, 2016, net sales, excluding precious metal content, were unfavorably impacted by 2.7% and earnings per diluted common share by approximately $0.04 due to movements in foreign currency exchange rates.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the March 31, 2016 quarter, the Company realigned reporting responsibilities as a result of the merger and changed the management structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED MARCH 31, 2016 COMPARED TO QUARTER ENDED MARCH 31, 2015

Net Sales

The discussion below summarizes the Company’s sales growth which excludes precious metal content, into the following components: (1) impact of the merger; and (2) the results of the “combined businesses” as if the businesses were merged on January 1, 2015. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a significant portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials.  Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods.  The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers.  The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Net sales	$772.6	$656.3	$116.3	17.7%
Less: precious metal content of sales	18.1	24.8	(6.7)	(27.0%)
Net sales, excluding precious metal content	$754.5	$631.5	$123.0	19.5%

Net sales, excluding precious metal content, for the three months ended March 31, 2016 were $754.5 million, an increase of $123.0 million from the first quarter of 2015, as reported by legacy DENTSPLY. The consolidation of one month of Sirona contributed sales of $120.1 million for the March 31, 2016 quarter ended. This excludes approximately $8.8 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 27.0% in the quarter, reflecting the continuing reduction in the use of precious metal alloys, which negatively impacts both precious metal alloy and also the refinery product lines.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 6.5% on a constant currency basis. This includes a benefit of 1.7% from net acquisitions and was unfavorably impacted by discontinued products by approximately 70 basis points, which leads to internal growth of 5.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.6% due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business for the full three month period ended March 31, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Net sales	$772.6	$656.3	$116.3	17.7%
Less: precious metal content of sales	18.1	24.8	(6.7)	(27.0%)
Net sales, excluding precious metal content	754.5	631.5	123.0	19.5%
Sirona net sales (a)	160.7	257.3	(96.6)	(37.5%)
Merger related adjustments (b)	8.8	—	8.8	NM
Elimination of intercompany net sales	(0.4)	(0.5)	0.1	(20.0%)
Non-US GAAP combined business, net sales, excluding precious metal content	$923.6	$888.3	$35.3	4.0%
(a) Represents Sirona sales for January and February 2016, and the quarter ended March 31, 2015.
(b) Represents an adjustment to recognize deferred subscription and warranty revenue that was eliminated under business combination accounting standards.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, for the three months ended March 31, 2016 and 2015, respectfully, by geographic region is as follows:

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

United States	$278.4	$238.6	$39.8	16.7%

Europe	299.9	266.2	33.7	12.7%

Rest of World	176.2	126.7	49.5	39.1%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region for the full three month period ended March 31, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	March 31, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$279.7	$311.2	$181.7	$772.6
Less: precious metal content of sales	1.3	11.3	5.5	18.1
Net sales, excluding precious metal content	278.4	299.9	176.2	754.5
Sirona net sales (a)	60.5	48.2	52.0	160.7
Merger related adjustments (b)	8.8	—	—	8.8
Elimination of intercompany net sales	(0.1)	(0.3)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$347.6	$347.8	$228.2	$923.6
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to recognize deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	March 31, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$240.7	$282.2	$133.4	$656.3
Less: precious metal content of sales	2.1	16.0	6.7	24.8
Net sales, excluding precious metal content	238.6	266.2	126.7	631.5
Sirona net sales (a)	81.2	81.0	95.1	257.3
Elimination of intercompany net sales	(0.1)	(0.6)	0.2	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$319.7	$346.6	$222.0	$888.3
(a) Represents Sirona sales for the quarter ended March 31, 2015.

United States

Reported net sales, excluding precious metal content, increased by 16.7% in the first quarter of 2016 as compared to the first quarter of 2015. This increase reflects sales of $33.4 million as a result of the consolidation of the Sirona businesses for one month. This excludes approximately $8.8 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 8.8% on a constant currency basis. This includes a benefit of 3.6% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which results in internal growth of 5.7%. Both segments generated positive internal sales growth in the March 2016 quarter, led by the Technologies segment.

Europe

Reported net sales, excluding precious metal content, increased by 12.7% in the first quarter of 2016 as compared to the first quarter of 2015. This increase reflects sales of $39.4 million as a result of the consolidation of the Sirona businesses for one month.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 3.2% on a constant currency basis. This includes an unfavorable impact of discontinued products of approximately 90 basis points, which results in internal growth of 4.1%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.8% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in Europe was balanced across both segments.

Rest of World

Reported net sales, excluding precious metal content, increased by 39.1% in the first quarter of 2016 as compared to the first quarter of 2015. This increase reflects sales of $47.3 million as a result of the consolidation of the Sirona businesses for one month.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 8.4% on a constant currency basis. This includes a benefit of 1.4% from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in internal growth of 7.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 5.6% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in Rest of World region was led by increased demand in the Technologies segment.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Gross profit	$418.9	$373.4	$45.5	12.2%

Gross profit as a percentage of net sales, including precious metal content	54.2%	56.9%
Gross profit as a percentage of net sales, excluding precious metal content	55.5%	59.1%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 360 basis points for the quarter ended March 31, 2016 as compared to the same three month period ended March 31, 2015. The roll-off of merger related fair value adjustments negatively impacted the gross profit rate by approximately 500 basis points. The Company generated benefits from its global efficiency program, which was partially offset by negative foreign currency impacts during the quarter ended March 31, 2016.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$342.1	$270.3	$71.8	26.6%
Restructuring and other costs	4.1	5.4	(1.3)	(24.1%)

SG&A as a percentage of net sales, including precious metal content	44.3%	41.2%
SG&A as a percentage of net sales, excluding precious metal content	45.3%	42.8%

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended March 31, 2016 increased 250 basis points compared to the quarter ended March 31, 2015. Merger related expenses for the three months ended March 31, 2016 negatively impacted the rate by approximately 500 basis points, partially offset by savings from the global efficiency program and the consolidation of Sirona. SG&A expenses were favorably impacted by foreign currency translation of approximately 100 basis points during the quarter ended March 31, 2016.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $4.1 million for the three months ended March 31, 2016 compared to $5.4 million for the three months ended March 31, 2015.

Other Income and Expense

	Three Months Ended March 31,
(in millions)	2016	2015	Change

Net interest expense	$8.7	$10.0	$(1.3)
Other expense (income), net	(3.4)	0.5	(3.9)
Net interest and other expense	$5.3	$10.5	$(5.2)

Net Interest Expense

Net interest expense for the three months ended March 31, 2016 was $1.3 million lower compared to the three months ended

March 31, 2015. The net decrease is a result of lower average debt levels in 2016 compared to the prior year period resulting in a decrease of $1.9 million in interest expense combined with lower interest income of $0.2 million.

Other Expense (Income), Net

Other expense (income), net in the first quarter of 2016 was income of $3.4 million, comprised primarily of non-operating income of $5.7 million, including a $4.9 million gain on the sale of a business operation, partially offset by $2.3 million of currency transaction losses. Other expense (income), net in the three months ended March 31, 2015 was expense of $0.5 million, comprised of $0.3 million of currency transaction gains offset by $0.8 million of non-operating expenses.

Income Taxes and Net Income

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015	$ Change

(Benefit) provision for income taxes	$(57.9)	$18.9	NM

Effective income tax rate	NM	21.7%

Equity in net income (loss) of unconsolidated affiliated company	$—	$(4.3)	$4.3

Net income attributable to Dentsply Sirona	$125.0	$64.0	$61.0

Earnings per common share - diluted	$0.70	$0.45

NM - Not meaningful

Provision for Income Taxes

For the three months ended March 31, 2016, income taxes were a net benefit of $57.9 million. During the quarter the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $76.1 million, resulting from the merger. The Company also recorded $4.1 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 20.9%. In addition, the effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first quarter of 2016 included the net impact of business combination related costs and fair value adjustments, amortization of purchased intangible assets, restructuring, restructuring program related costs and other costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the benefit for income taxes by $91.9 million and $94.5 million, respectively.

In the first quarter of 2015, the Company’s effective income tax rate included the net impact of, amortization of purchased intangible assets, credit risk and fair value adjustments, restructuring, restructuring program related costs and other costs, business combination related costs and fair value adjustments and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $21.6 million and $6.1 million, respectively.

Net Income attributable to Dentsply Sirona

In addition to the results reported in accordance with US GAAP, the Company provides adjusted net income attributable to Dentsply Sirona and adjusted earnings per diluted common share (“adjusted EPS”). The Company discloses adjusted net income attributable to Dentsply Sirona to allow investors to evaluate the performance of the Company’s operations exclusive of certain items that impact the comparability of results from period to period and may not be indicative of past or future performance of the normal operations of the Company and certain large non-cash charges related to intangible assets either purchased or acquired through a business combination. The Company believes that this information is helpful in understanding underlying operating trends and cash flow generation.

Adjusted net income and adjusted EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes adjusted net income and adjusted EPS and the performance of the Company is measured on this basis along with other performance metrics.

The adjusted net income attributable to Dentsply Sirona consists of net income attributable to Dentsply Sirona adjusted to exclude the net of tax impact of the following:

(1) Business combination related costs and fair value adjustments. These adjustments include costs related to integrating and consummating mergers and recently acquired businesses, as well as costs, gains and losses related to the disposal of businesses or product lines. In addition, this category includes the roll off to the consolidated statement of operations of fair value adjustments related to business combinations, except for amortization expense noted below. These items are irregular in timing and as such may not be indicative of past and future performance of the Company and are therefore excluded to allow investors to better understand underlying operating trends.
(2) Restructuring program related costs and other costs. These adjustments include costs related to the implementation of restructuring initiatives as well as certain other costs. These costs can include, but are not limited to, severance costs, facility closure costs, lease and contract terminations costs, related professional service costs, duplicate facility and labor costs associated with specific restructuring initiatives, as well as, legal settlements and impairments of assets. These items are irregular in timing, amount and impact to the Company’s financial performance. As such, these items may not be indicative of past and future performance of the Company and are therefore excluded for the purpose of understanding underlying operating trends.
(3) Amortization of purchased intangible assets. This adjustment excludes the periodic amortization expense related to purchased intangible assets. Amortization expense has been excluded from adjusted net income attributed to Dentsply Sirona to allow investors to evaluate and understand operating trends excluding these large non-cash charges.
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
Adjusted earnings per diluted common share is calculated by dividing adjusted net income attributable to Dentsply Sirona by diluted weighted-average common shares outstanding. Adjusted net income attributable to Dentsply Sirona and adjusted earnings per diluted common share are considered measures not calculated in accordance with US GAAP, and therefore are non-US GAAP measures. These non-US GAAP measures may differ from other companies. Income tax related adjustments may include the impact to adjust the interim effective income tax rate to the expected annual effective tax rate. The non-US GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with US GAAP.

	Three Months Ended March 31, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$125.0	$0.70
Business combination related costs and fair value adjustments, net of tax	54.3	0.30
Amortization of purchased intangible assets, net of tax	15.5	0.10
Credit risk and fair value adjustments, net of tax	0.7	—
Restructuring program related costs and other costs, net of tax	(1.3)	(0.01)
Income tax related adjustments	(71.8)	(0.40)
Adjusted non-US GAAP earnings	$122.4	$0.69

	Three Months Ended March 31, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$64.0	$0.45
Amortization of purchased intangible assets, net of tax	7.6	0.06
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	4.6	0.03
Restructuring program related costs and other costs, net of tax	4.5	0.03
Credit risk and fair value adjustments, net of tax	2.0	0.01
Business combination related costs and fair value adjustments, net of tax	1.0	—
Income tax related adjustments	0.4	—
Rounding	—	0.01
Adjusted non-US GAAP earnings	$84.1	$0.59

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

	Three Months Ended
	March 31, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$72.7	9.6%
Business combination related costs and fair value adjustments	68.8	9.0%
Amortization of purchased intangible assets	21.8	2.9%
Restructuring program related costs and other costs	4.9	0.6%
Credit risk and fair value adjustments	1.3	0.1%
Adjusted non-US GAAP Operating Income	$169.5	22.2%

	Three Months Ended
	March 31, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$97.7	15.5%
Amortization of purchased intangible assets	10.9	1.8%
Restructuring program related costs and other costs	6.4	1.0%
Credit risk and fair value adjustments	2.0	0.3%
Business combination related costs and fair value adjustments	1.4	0.1%
Adjusted non-US GAAP Operating Income	$118.4	18.7%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$470.9	$455.5	$15.4	3.4%

Technologies	283.6	176.0	107.6	61.1%

Segment Operating Income

	Three Months Ended
	March 31,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$130.8	$113.3	$17.5	15.4%

Technologies	53.8	20.9	32.9	NM
NM - Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the full three month period ended March 31, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	March 31, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$488.8	$283.8	$772.6
Less: precious metal content of sales	17.9	0.2	18.1
Net sales, excluding precious metal content	470.9	283.6	754.5
Sirona net sales (a)	15.7	145.0	160.7
Merger related adjustments (b)	—	8.8	8.8
Elimination of intercompany net sales	(0.4)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$486.2	$437.4	$923.6
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to recognize deferred subscription and warranty revenue that was eliminated under business combination accounting standards.

	Three Months Ended
	March 31, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$480.1	$176.2	$656.3
Less: precious metal content of sales	24.6	0.2	24.8
Net sales, excluding precious metal content	455.5	176.0	631.5
Sirona net sales (a)	25.7	231.6	257.3
Elimination of intercompany net sales	(0.5)	—	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$480.7	$407.6	$888.3
(a) Represents Sirona sales for the quarter ended March 31, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 3.4% in the first quarter of 2016 as compared to the first quarter of 2015. This increase reflects sales of $11.0 million as a result of the consolidation of the Sirona businesses for one month.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 3.9% on a constant currency basis. This includes a benefit of 0.7% from net acquisitions and was unfavorably impacted by discontinued products by approximately 120 basis points, which results in internal growth of 4.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.8% due to the strengthening of the U.S. dollar over the prior year period. Sales growth in this segment was equally strong in all regions.

The operating income increase for the three months ended March 31, 2016 as compared to 2015 reflects the savings from the global efficiency program, as well as the impact of the merger.

Technologies

Reported net sales, excluding precious metal content, increased by 61.1% in the first quarter of 2016 as compared to the first quarter of 2015. This increase reflects sales of $109.1 million as a result of the consolidation of the Sirona businesses for one month. This excludes approximately $8.8 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the full three month period ended March 31, 2016, sales of our combined businesses grew 9.6% on a constant currency basis. This includes a benefit of 2.8% from net acquisitions which results in internal growth of 6.8%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.3% due to the strengthening of the U.S. dollar over the prior year period. Sales growth in this segment reflects increased demand across all regions with the U.S. and Rest of World regions leading the growth.

The operating income increase for the three months ended March 31, 2016 as compared to 2015 reflects the impact of the merger, as well as savings from global efficiency program.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no other significant material changes to the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Annual Goodwill Impairment Testing

Goodwill

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

At March 31, 2016, the Company updated its goodwill impairment testing based on forecasted current year financial performance for three reporting unit within the Dental and Healthcare Consumables Businesses segment (one reporting unit was formerly in the Dental Consumables, Endodontic and Dental Laboratory Businesses segment, one reporting unit was formerly in the Select Developed and Emerging Markets Businesses segment, and one reporting unit was formerly in the Healthcare, Orthodontic and Implant Businesses segment). The assumptions used were substantially consistent as those disclosed within the Company’s December 31, 2015 Form 10-K. Based on the Company’s update, there have been no material changes to the Company’s disclosures in the December 31, 2015 Form 10-K concerning these reporting units.

To the extent that future operating results of these reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2016

Cash flow from operating activities during the three months ended March 31, 2016 was $0.7 million compared to $65.6 million during the three months ended March 31, 2015. The year over year decrease in the first three months’ cash from operations was primarily related to a $56.9 million larger increase in accounts receivables due to stronger revenues in the month of March and payment of approximately $40 million of merger transaction related fees and integration costs. The Company’s cash and cash equivalents increased by $38.5 million to $323.1 million during the three months ended March 31, 2016.

For the three months ended March 31, 2016, the number of days of sales outstanding in accounts receivable increased by one day to 55 days as compared to 54 days at December 31, 2015. On a constant currency basis, the number of days of sales in inventory decreased by one day to 109 days at March 31, 2016 as compared to 110 days at December 31, 2015.

The cash provided by investing activities during the first three months of 2016 included cash acquired in the merger of Sirona of $522.3 million partially offset by capital expenditures of $20.8 million. The Company expects capital expenditures to be in the range of approximately $150.0 million to $165.0 million for the full year 2016.

The cash used in financing activities during the first three months of 2016 included cash payment for the purchase of treasury stock of $428.8 million. In addition, the Company paid the final required payment of $75.0 million under the PPN and debt assumed as part of the merger of $52.5 million. Proceeds from the issuance of corporate bonds of $79.9 million were received in the March 2016 quarter, and were used to fund these debt payments.

At March 31, 2016, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 8.2 million shares during the first three months of 2016 for $500.0 million. Cash settlements on these treasury shares purchased were $71.2 million in April 2016. As of March 31, 2016, the Company held 30.4 million shares of treasury stock. The Company received proceeds of $7.4 million as a result of the exercise of 0.2 million of stock options during the three months ended March 31, 2016.

The Company's total borrowings increased by a net $27.0 million during the three months ended March 31, 2016, which includes an increase of $17.3 million due to exchange rate fluctuations on debt denominated in foreign currencies. At March 31, 2016, the Company's ratio of total net debt to total capitalization was 9.3% compared to 27.1% at December 31, 2015. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2016, the Company issued the following: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031. Proceeds from the aforementioned Senior Notes were used to pay the final required payment of $75.0 million under the $250.0 million PPN that matured February 19, 2016.

On March 16, 2016, the Company terminated Sirona’s Senior Facilities Agreement and paid the $52.5 million Facility A Term Loan that was set to mature November 16, 2016.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first six years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. On August 26, 2015, the Company paid the second required payment of $8.8 million under the PNC Term Loan. The third annual installment in the amount of $8.8 million will be due in August 2016 and has been classified as current in the Consolidated Balance Sheets.

Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2019, and up to $452.0 million through July 23, 2020. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At March 31, 2016, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At March 31, 2016, there were no outstanding borrowings under the multi-currency revolving facility.

The Company also has access to $62.9 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At March 31, 2016, the Company had $10.7 million outstanding under these short-term lines of credit. At March 31, 2016, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $552.1 million.

At March 31, 2016, the Company held $40.2 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At March 31, 2016, approximately $233.9 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2016 utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

There have been no significant material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2015.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

Except for the merger with Sirona, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are likely to materially affect, its internal control over financial reporting. Management has documented and is in the process of testing Sirona’s internal controls over financial reporting, and will incorporate Sirona into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2016.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as noted below, there have been no significant material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

The following are significant risk factors that could materially impact our business, financial condition or future results. The order in which these factors appear should not be construed to indicate their relative importance or priority. For purposes of these risk factors, the "Merger” refers to the merger contemplated by that certain Agreement and Plan of Merger, dated September 15, 2015, by and between DENTSPLY and Sirona, which became effective on February 29, 2016.

Dentsply Sirona may be unable to integrate successfully DENTSPLY’s and Sirona’s businesses and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in large part, on the ability of the Dentsply Sirona to realize the anticipated benefits, including cost savings, from combining DENTSPLY and Sirona’s businesses. To realize these anticipated benefits, DENTSPLY and Sirona’s businesses must be successfully integrated. This integration will be complex and time consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in Dentsply Sirona not fully achieving the anticipated benefits of the Merger. Potential difficulties Dentsply Sirona may encounter as part of the integration process include, but are not limited to, the following:

•	the inability to successfully combine DENTSPLY and Sirona’s businesses in a manner that permits Dentsply Sirona to achieve the full revenue and cost synergies anticipated to result from the Merger;

•
complexities associated with managing the combined businesses, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	coordinating geographically separated organizations, systems and facilities;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service;

•	potential unknown liabilities and unforeseen increased or new expenses, delays or regulatory conditions associated with the Merger;

•
Dentsply Sirona’s current and prospective employees may experience uncertainty about their roles within Dentsply Sirona following the Merger, which may have an adverse effect on the ability of Dentsply Sirona to attract or retain key management and other key personnel; and

•
No assurance can be given that Dentsply Sirona will be able to attract or retain key management personnel and other key employees to the same extent that the Company and Sirona have previously been able to attract or retain employees, which could have a negative impact on their respective businesses.

In addition, given that DENTSPLY and Sirona operated independently until the completion of the Merger, it is possible that the integration process could result in:

•	diversion of the attention of Dentsply Sirona’s management;

•	disruption of existing relationships with distributors, suppliers and other manufacturers in the industry that drive a substantial amount of revenues to Denstply Sirona; and

•
the disruption of, or the loss of momentum in, Dentsply Sirona’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect Dentsply Sirona’s ability to maintain relationships with customers, suppliers, employees and other constituencies, Dentsply Sirona’s ability to achieve the anticipated benefits of the Merger, or which could reduce Dentsply Sirona’s earnings or otherwise adversely affect the business and financial results of Dentsply Sirona.

The future results of Dentsply Sirona will suffer if Dentsply Sirona does not effectively manage its expanded operations following the Merger.

The size of the business of the Dentsply Sirona will increase significantly beyond the size of either DENTSPLY or Sirona’s business prior to the Merger. Dentsply Sirona’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that Dentsply Sirona will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

Negative changes could occur in the dental or medical device markets, the general economic environments, or government reimbursement or regulatory programs of the regions in which the Company operates.

The success of the Company is largely dependent upon the continued strength of dental and medical device markets and is also somewhat dependent upon the general economic environments of the regions in which Dentsply Sirona operates. Negative changes to these markets and economies could materially impact the Company’s results of operations and financial condition. In many markets, dental reimbursement is largely out of pocket for the consumer and thus utilization rates can vary significantly depending on economic growth. For instance, data suggests that the utilization of dental services by working age adults in the U.S. may have declined over the last several years. Additionally, there is also uncertainty as to what impact the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, (the “Health Care Reform Law”), may have on dental utilization in the U.S. The Health Care Reform Law significantly expands health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers. We expect expansion of access to health insurance to increase the demand for Dentsply Sirona products and services, but other provisions of the Health Care Reform Law could affect us adversely. Additionally, further federal and state proposals for health care reform are likely. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, which may adversely affect sales and cost of goods sold. In certain markets, particularly in the European Union, government and regulatory programs have a more significant impact than in other markets. Changes to these programs could have a positive or negative impact on the Company’s results.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act. We published our first disclosure report in March 2015. As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope. CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements. In addition, certain of Dentsply Sirona subsidiaries manufacture devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although Dentsply Sirona or Dentsply Sirona subsidiaries may be required to continue to report under certain of such state laws. While we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, Dentsply Sirona compliance with the final rule imposes additional costs on us.

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

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange rates may impact the consolidated statements of operations. With approximately two-thirds of the Company’s sales located in regions outside the U.S., the Company’s consolidated net sales are impacted negatively by the strengthening or positively by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity as a number of the Company’s manufacturing and distribution operations are located outside of the U.S. Changes in exchange rates may have a negative effect on the Company’s customers’ access to credit as well as on the underlying strength of particular economies and dental markets. Although the Company may use certain financial instruments to attempt to mitigate market fluctuations in foreign exchange rates, there can be no assurance that such measures will be effective or that they will not create additional financial obligations on the Company.

Dentsply Sirona hedging and cash management transactions may expose Dentsply Sirona to loss or limit Dentsply Sirona’s potential gains.

As part of Denstply Sirona’s risk management program, we use foreign currency exchange forward contracts. While intended to reduce the effects of exchange rate fluctuations, these transactions may limit Dentsply Sirona’s potential gains or expose Dentsply Sirona to loss. Should Dentsply Sirona’s counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered fail to honor their obligations due to financial distress or otherwise, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

We enter into foreign currency exchange forward contracts as economic hedges of trade commitments or anticipated commitments denominated in currencies other than the functional currency to mitigate the effects of changes in currency rates. Although we do not enter into these instruments for trading purposes or speculation, and although Dentsply Sirona’s management believes all of these instruments are economically effective as hedges of underlying physical transactions, these foreign exchange commitments are dependent on timely performance by Dentsply Sirona’s counterparties. Their failure to perform could result in Dentsply Sirona having to close these hedges without the anticipated underlying transaction and could result in losses if foreign currency exchange rates have changed.

We enter into interest rate swap agreements from time to time to manage some of Dentsply Sirona’s exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing Dentsply Sirona’s exposure to changes in interest rates. If such events occur, Dentsply Sirona’s results of operations may be adversely affected.

Most of Dentsply Sirona’s cash deposited with banks is not insured and would be subject to the risk of bank failure. Dentsply Sirona’s total liquidity also depends in part on the availability of funds under Dentsply Sirona’s multi-currency revolving credit facility. The failure of any bank in which we deposit Dentsply Sirona’s funds or that is part of Dentsply Sirona’s multi-currency revolving credit facility could reduce the amount of cash we have available for operations and additional investments in Dentsply Sirona’s business.

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

Dentsply Sirona experiences fluctuations in quarterly sales and earnings due to a number of factors, many of which are substantially outside of the Company’s control, including but not limited to:

•	The timing of new product introductions by Dentsply Sirona and its competitors;

•	Timing of industry trade shows;

•	Changes in customer inventory levels;

•	Developments in government reimbursement policies;

•	Changes in customer preferences and product mix;

•	The Company’s ability to supply products to meet customer demand;

•	Fluctuations in manufacturing costs;

•	Changes in income tax laws and incentives which could create adverse tax consequences;

•	Fluctuations in currency exchange rates; and

•	General economic conditions, as well as those specific to the healthcare and related industries.

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

In addition to fluctuations in quarterly earnings, a variety of other factors may have a significant impact on the market price of Dentsply Sirona’s common stock causing volatility. These factors include, but are not limited to, the publication of earnings estimates or other research reports and speculation in the press or investment community; changes in the Company’s industry and competitors; the Company’s financial condition and cash flows; any future issuances of Dentsply Sirona’s common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time; general market and economic conditions; and any outbreak or escalation of hostilities in geographical areas in which the Company does business.

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

The worldwide markets for dental and medical products are highly competitive. There can be no assurance that the Company will successfully identify new product opportunities and develop and market new products successfully, or that new products and technologies introduced by competitors will not render the Company’s products obsolete or noncompetitive. Additionally, the size and number of the Company’s competitors vary by product line and from region to region. There are many companies that produce some, but not all, of the same types of products as those produced by the Company. Certain of Dentsply Sirona’s competitors may have greater resources than the Company. In addition, the Company is exposed to the risk that its competitors or its customers may introduce private label, generic, or low cost products that compete with the Company’s products at lower price points. If these competitors’ products capture significant market share or result in a decrease in market prices overall, this could have a negative impact on the Company’s results of operations and financial condition.

The Company may be unable to develop innovative products or obtain regulatory approval for new products.

The market for Dentsply Sirona’s products is characterized by rapid and significant technological change, new intellectual property associated with that technological change, evolving industry standards, and new product introductions. Additionally, Dentsply Sirona’s patent portfolio continues to change with patents expiring through the normal course of their life. There can be no assurance that Dentsply Sirona’s products will not lose their competitive advantage or become noncompetitive or obsolete as a result of such factors, or that we will be able to generate any economic return on the Company’s investment in product development. If the Company’s products or technologies lose their competitive advantage or become noncompetitive or obsolete, Dentsply Sirona’s business could be negatively affected.

Dentsply Sirona has identified new products as an important part of its growth opportunities. There can be no assurance that Dentsply Sirona will be able to continue to develop innovative products and that regulatory approval of any new products will be obtained from applicable U.S. or international government or regulatory authorities, or that if such approvals are obtained, such products will be favorably accepted in the marketplace. Additionally, there is no assurance that entirely new technology or approaches to dental treatment or competitors’ new products will not be introduced that could render the Company’s products obsolete.

Dentsply Sirona’s business is subject to extensive, complex and changing laws, regulations and orders that failure to comply with could subject us to civil or criminal penalties or other liabilities.

Dentsply Sirona is subject to extensive laws, regulations and orders which are administered by various international, federal and state governmental authorities, including, among others, the FDA, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the United States Department of Commerce (“BIS”), the United States Federal Trade Commission, the United States Department of Justice and other similar domestic and foreign authorities. These regulations include, but are not limited to, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar international anti-bribery laws, the U.S. Federal Anti-Kickback Statute, the Physician Payments Sunshine Act, regulations concerning the supply of conflict minerals, various environmental regulations and regulations relating to trade, import and export controls and economic sanctions. Such laws, regulations and orders may be complex and are subject to change.

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

Dentsply Sirona may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that Dentsply Sirona violated the Foreign Corrupt Practices Act could have a material adverse effect on Dentsply Sirona’s business.

To the extent that Dentsply Sirona operates outside the United States, Dentsply Sirona is subject to the FCPA which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, Dentsply Sirona may be held liable for actions taken by Dentsply Sirona’s strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that Dentsply Sirona violated the FCPA could result in sanctions that could have a material adverse effect on Dentsply Sirona’s business.

If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to Dentsply Sirona’s operations, which could adversely affect Dentsply Sirona’s business.

Dentsply Sirona is subject to federal and state (and similar foreign) laws and regulations relating to health care fraud. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other. As a result, we regularly review and revise Dentsply Sirona’s marketing practices as necessary to facilitate compliance. In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us. This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

Failure to comply with health care fraud laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on Dentsply Sirona’s business. Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require Dentsply Sirona to make changes in Dentsply Sirona’s operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in Dentsply Sirona’s services or marketing practices in response, could adversely affect Dentsply Sirona’s business.

Regulations related to conflict minerals could adversely impact Dentsply Sirona’s business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. There are additional costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in Dentsply Sirona’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in Dentsply Sirona’s products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of Dentsply Sirona’s products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in Dentsply Sirona’s products through the procedures we may implement.

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

A significant portion of the Company’s injectable anesthetic products, orthodontic products, certain dental cutting instruments, catheters, nickel titanium products and certain other products and raw materials are purchased from a limited number of suppliers and in certain cases single source suppliers, some of which may also compete with the Company. As there are a limited number of suppliers for these products, there can be no assurance that the Company will be able to obtain an adequate supply of these products and raw materials in the future. Any delays in delivery of or shortages in these products could interrupt and delay manufacturing of the Company’s products and result in the cancellation of orders for these products. In addition, these suppliers could discontinue the manufacture or supply of these products to the Company at any time or supply products to competitors. Dentsply Sirona may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in delays in shipment and increased expenses and may limit the Company’s ability to deliver products to customers. If the Company is unable to develop reasonably priced alternative sources in a timely manner, or if the Company encounters delays or other difficulties in the supply or manufacturing of such products and other materials internally or from third parties, the Company’s business and results of operations may be harmed.

Dentsply Sirona may be unable to obtain necessary product approvals and marketing clearances.

Dentsply Sirona must obtain certain approvals by, and marketing clearances from, governmental authorities, including the FDA and similar health authorities in foreign countries to market and sell Dentsply Sirona’s products in those countries. These regulatory agencies regulate the marketing, manufacturing, labeling, packaging, advertising, sale and distribution of medical devices. The FDA enforces additional regulations regarding the safety of X-ray emitting devices. Dentsply Sirona’s products are currently regulated by such authorities and certain of Dentsply Sirona’s new products will require approval by, or marketing clearance from, various governmental authorities, including the FDA. Various states also impose similar regulations.

The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval, or PMA, may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product’s timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authority will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect us. The FDA also oversees the content of advertising and marketing materials relating to medical devices which have received FDA clearance. Failure to comply with the FDA’s advertising guidelines may result in the imposition of penalties.

We are also subject to other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with regulatory requirements could have a material adverse effect on Dentsply Sirona’s business.

Similar to the FDA review process, the EU review process typically requires extended proceedings pertaining to the safety and efficacy of new products. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming and may delay or prevent a product’s entry into the marketplace.

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

The Company manufactures and sells a wide portfolio of dental and medical device products. While the Company endeavors to ensure that its products are safe and effective, there can be no assurance that there may not be challenges from time to time regarding the real or perceived quality or health impact of the Company’s products or certain raw material components of the Company’s products. All dental amalgam filling materials, including those manufactured and sold by Dentsply Sirona, contain mercury. Some groups have asserted that amalgam should be discontinued because of its mercury content and/or that disposal of mercury containing products may be harmful to the environment. If governmental authorities elect to place restrictions or significant regulations on the sale and/or disposal of dental amalgam, that could have an adverse impact on the Company’s sales of dental amalgam. Dentsply Sirona also manufactures and sells non-amalgam dental filling materials that do not contain mercury but that may contain bisphenol-A, commonly called BPA. BPA is found in many everyday items, such as plastic bottles, foods, detergents and toys, and may be found in certain dental composite materials or sealants either as a by-product of other ingredients that have degraded, or as a trace material left over from the manufacture of other ingredients used in such composites or sealants. The FDA currently allows the use of BPA in dental materials, medical devices, and food packaging. Nevertheless, public reports and concerns regarding the potential hazards of dental amalgam or of BPA could contribute to a perceived safety risk for the Company’s products that contain mercury or BPA. Adverse publicity about the quality or safety of our products, whether or not ultimately based on fact, may have an adverse effect on our brand, reputation and operating results.

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

Dentsply Sirona’s failure to obtain issued patents and, consequently, to protect Dentsply Sirona’s proprietary technology could hurt Dentsply Sirona’s competitive position.

Dentsply Sirona’s success will depend in part on Dentsply Sirona’s ability to obtain and enforce claims in our patents directed to Dentsply Sirona’s products, technologies and processes, both in the United States and in other countries. Risks and uncertainties that Dentsply Sirona face with respect to Dentsply Sirona’s patents and patent applications include the following:

•
the pending patent applications that Dentsply Sirona has filed, or to which Dentsply Sirona has exclusive rights, may not result in issued patents or may take longer than Dentsply Sirona expect to result in issued patents;

•	the allowed claims of any patents that issue may not provide meaningful protection;

•	Dentsply Sirona may be unable to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to Dentsply Sirona may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to Dentsply Sirona;

•
disputes may arise regarding inventions and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by Dentsply Sirona and Dentsply Sirona’s respective licensors; and

•	other companies may design around the technologies patented by Dentsply Sirona.

Dentsply Sirona’s profitability could suffer if third parties infringe upon Dentsply Sirona’s proprietary technology.

Dentsply Sirona’s profitability could suffer if third parties infringe upon Dentsply Sirona’s intellectual property rights or misappropriate Dentsply Sirona’s technologies and trademarks for their own businesses. To protect Dentsply Sirona’s rights to Dentsply Sirona’s intellectual property, Dentsply Sirona relies on a combination of patent and trademark law, trade secret protection, confidentiality agreements and contractual arrangements with Dentsply Sirona’s employees, strategic partners and others. Dentsply Sirona cannot assure you that any of Dentsply Sirona’s patents, any of the patents of which Dentsply Sirona are a licensee or any patents which may be issued to Dentsply Sirona or which we may license in the future, will provide Dentsply Sirona with a competitive advantage or afford Dentsply Sirona protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including Dentsply Sirona’s competitors. The protective steps we have taken may be inadequate to deter misappropriation of Dentsply Sirona’s proprietary information. Dentsply Sirona may be unable to detect the unauthorized use of, or take appropriate steps to enforce, Dentsply Sirona’s intellectual property rights. Effective patent, trademark and trade secret protection may not be available in every country in which Dentsply Sirona will offer, or intend to offer, Dentsply Sirona’s products. Any failure to adequately protect Dentsply Sirona’s intellectual property could devalue Dentsply Sirona’s proprietary content and impair Dentsply Sirona’s ability to compete effectively. Further, defending Dentsply Sirona’s intellectual property rights could result in the expenditure of significant financial and managerial resources.

Dentsply Sirona’s profitability may suffer if Dentsply Sirona’s products are found to infringe the intellectual property rights of others.

Litigation may be necessary to enforce Dentsply Sirona’s patents or to defend against any claims of infringement of patents owned by third parties that are asserted against Dentsply Sirona. In addition, Dentsply Sirona may have to participate in one or more interference proceedings declared by the United States Patent and Trademark Office, the European Patent Office or other foreign patent governing authorities, to determine the priority of inventions, which could result in substantial costs.

If Dentsply Sirona becomes involved in litigation or interference proceedings, Dentsply Sirona may incur substantial expense, and the proceedings may divert the attention of Dentsply Sirona’s technical and management personnel, even if Dentsply Sirona ultimately prevails. An adverse determination in proceedings of this type could subject us to significant liabilities, allow Dentsply Sirona’s competitors to market competitive products without obtaining a license from Dentsply Sirona, prohibit Dentsply Sirona from marketing Dentsply Sirona’s products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If Dentsply Sirona cannot obtain such licenses, Dentsply Sirona may be restricted or prevented from commercializing Dentsply Sirona’s products.

The enforcement, defense and prosecution of intellectual property rights, including the United States Patent and Trademark Office’s, the European Patent Office’s and other foreign patent offices’ interference proceedings, and related legal and administrative proceedings in the United States and elsewhere, involve complex legal and factual questions. As a result, these proceedings are costly and time-consuming, and their outcome is uncertain. Litigation may be necessary to:

•	assert against others or defend Dentsply Sirona against claims of infringement;

•	enforce patents owned by, or licensed to Dentsply Sirona from, another party;

•	protect Dentsply Sirona’s trade secrets or know-how; or

•	determine the enforceability, scope and validity of Dentsply Sirona’s proprietary rights or the proprietary rights of others.

Increasing exposure to markets outside of the U.S. and Europe.

We anticipate that sales outside of the U.S. and Europe will continue to expand and account for a significant portion of Dentsply Sirona’s revenue. Operating in such locations is subject to a number of uncertainties, including, but not limited to, the following:

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
Dentsply Sirona believes that its manufacturing capabilities are important to its success. The manufacture of the Company’s products requires substantial and varied technical expertise. Complex materials technology and processes are necessary to manufacture the Company’s products. There can be no assurance that the Company will be able to maintain the necessary operational and technical expertise that is key to its success.

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
Dentsply Sirona operates many aspects of its business including financial reporting and customer relationship management through server- and web-based technologies, and stores various types of data on such servers or with third-parties who may in turn store it on servers or in the “cloud”. Any disruption to the Internet or to the Company’s or its service providers’ global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data leakage and human error, could pose a threat to the Company’s operations. While Dentsply Sirona has invested and continues to invest in information technology risk management and disaster recovery plans, these measures cannot fully insulate the Company from technology disruptions or data loss and the resulting adverse effect on the Company’s operations and financial results.

The Company may not generate sufficient cash flow to service its debt, pay its contractual obligations and operate the business.
Dentsply Sirona’s ability to make payments on its indebtedness and contractual obligations, and to fund its operations depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, regulatory and other factors and the interest rate environment that are beyond its control. Although senior management believes that the Company has and will continue to have sufficient liquidity, there can be no assurance that Dentsply Sirona’s business will generate sufficient cash flow from operations in the future to service its debt, pay its contractual obligations and operate its business.

The Company may not be able to repay its outstanding debt in the event that cross default provisions are triggered due to a breach of loan covenants.
Dentsply Sirona’s existing borrowing documentation contains a number of covenants and financial ratios, which it is required to satisfy. Any breach of any such covenants or restrictions, the most restrictive of which pertain to asset dispositions, maintenance of certain levels of net worth, and prescribed ratios of indebtedness to total capital and operating income excluding depreciation and amortization of interest expense, would result in a default under the existing borrowing documentation that would permit the lenders to declare all borrowings under such documentation to be immediately due and payable and, through cross default provisions, would entitle Dentsply Sirona’s other lenders to accelerate their loans. Dentsply Sirona may not be able to meet its obligations under its outstanding indebtedness in the event that any cross default provisions are triggered.

Dentsply Sirona has a significant amount of indebtedness. A breach of the covenants under Dentsply Sirona’s debt instruments outstanding from time to time could result in an event of default under the applicable agreement.
The Company has debt securities outstanding of approximately $1.2 billion. Dentsply Sirona also has the ability to incur up to $500.0 million of indebtedness under the Revolving Credit Facility and may incur significantly more indebtedness in the future.

Dentsply Sirona’s level of indebtedness and related debt service obligations could have negative consequences including:

•	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;

•
requiring Dentsply Sirona to dedicate significant cash flow from operations to the payment of principal and interest on its indebtedness, which would reduce the funds the Company has available for other purposes, including working capital, capital expenditures and acquisitions; and

•	reducing Dentsply Sirona’s flexibility in planning for or reacting to changes in its business and market conditions.

Dentsply Sirona’s current debt agreements contain a number of covenants and financial ratios, which the Company is required to satisfy. Under the Note Purchase Agreement dated December 11, 2015, the Company will be required to maintain ratios of debt outstanding to total capital not to exceed the ratio of 0.6 to 1.0, and operating income less depreciation and amortization to interest expense of not less than 3.0 times. All of the Company’s outstanding debt agreements have been amended to reflect these covenants. The Company may need to reduce the amount of its indebtedness outstanding from time to time in order to comply with such ratios, though no assurance can be given that Dentsply Sirona will be able to do so. Dentsply Sirona’s failure to maintain such ratios or a breach of the other covenants under its debt agreements outstanding from time to time could result in an event of default under the applicable agreement. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

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

Certain provisions in the Company’s governing documents, and of Delaware law, may make it more difficult for a third party to acquire Dentsply Sirona.
Certain provisions of Dentsply Sirona’s Certificate of Incorporation and By-laws and of Delaware law could have the effect of making it difficult for a third party to acquire control of Dentsply Sirona. Such provisions include, among others, a provision allowing the Board of Directors to issue preferred stock having rights senior to those of the common stock and certain procedural requirements which make it difficult for stockholders to amend Dentsply Sirona’s By-laws and call special meetings of stockholders. In addition, members of Dentsply Sirona’s management and participants in its Employee Stock Ownership Plan (“ESOP”) collectively own approximately 2% of the outstanding common stock of Dentsply Sirona. Delaware law imposes some restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s outstanding common stock.

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

Dentsply Sirona is dependent upon a limited number of distributors for a significant portion of Dentsply Sirona’s revenue, and loss of these key distributors could result in a loss of a significant amount of Dentsply Sirona’s revenue.
Historically, a substantial portion of Dentsply Sirona’s revenue has come from a limited number of distributors. For example, Patterson Dental Company, Inc. accounted for approximately 13% of the annual revenue of Dentsply Sirona. In addition, approximately 12% of Dentsply Sirona’s annual revenue was attributable to sales to Henry Schein, Inc. It is anticipated that Patterson and Henry Schein will continue to be the largest contributors to Dentsply Sirona’s revenue for the foreseeable future. There can be no assurance that Patterson and Henry Schein will purchase any specified minimum quantity of products from Dentsply Sirona or that they will continue to purchase any products at all. If Patterson or Henry Schein ceases to purchase a significant volume of products from Dentsply Sirona, it could have a material adverse effect on Dentsply Sirona’s results of operations and financial condition.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce Dentsply Sirona’s products, which could result in decreased sales or increased costs, either of which would negatively impact Dentsply Sirona’s financial condition and results of operations.
A significant part of our foreign employees are subject to collective bargaining agreements, and some of Dentsply Sirona’s employees are unionized; therefore, Dentsply Sirona is subject to the risk of work stoppages and other labor relations matters. While Dentsply Sirona has not experienced prolonged work stoppages in recent years and believe Dentsply Sirona’s relations with employees are satisfactory, any prolonged work stoppage or strike at any one of Dentsply Sirona’s principal facilities could have a negative impact on Dentsply Sirona’s business, financial condition, or results of operations.

Changes in the healthcare industry could adversely affect Dentsply Sirona’s business.
The healthcare industry has undergone, and is in the process of undergoing, significant changes driven by efforts to reduce costs. These changes include legislative healthcare reform, the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers. Some of these potential changes may cause a decrease in demand for and/or reduce the prices of Dentsply Sirona’s products. These changes could adversely affect Dentsply Sirona’s revenues and profitability. In addition, similar legislative efforts in the future could adversely impact Dentsply Sirona’s business.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to Dentsply Sirona’s products, or incur penalties or other liabilities.
Certain of Dentsply Sirona’s businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches. Failure to comply with these laws can result in substantial penalties and other liabilities. As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of Dentsply Sirona’s businesses that were previously only indirectly subject to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. On January 17, 2013 the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule was required by September 23, 2013, and increases the requirements applicable to some of Dentsply Sirona’s businesses.

In addition, Dentsply Sirona’s affiliates handle personally identifiable information pertaining to Dentsply Sirona’s members and paying subscribers. Both Dentsply Sirona and Dentsply Sirona’s affiliates are subject to laws and regulations related to Internet communications (including the CAN-SPAM Act of 2003), consumer protection (including the Telephone Consumer Protection Act and similar state laws), advertising, privacy, security and data protection. If Dentsply Sirona or Dentsply Sirona’s affiliates are found to be in violation of these laws and regulations, Dentsply Sirona may become subject to administrative fines or litigation, which could materially increase Dentsply Sirona’s expenses and cause the value of Dentsply Sirona’s securities to decline.

Product warranty claims exposure could be significant.
Dentsply Sirona generally warrants each of Dentsply Sirona’s products against defects in materials and workmanship for a period of one year from the date of shipment plus any extended warranty period purchased by the customer. The future costs associated with providing product warranties could be material. A successful warranty claim brought against Dentsply Sirona could reduce Dentsply Sirona’s profits and/or impair our financial condition, and damage Dentsply Sirona’s reputation.

Inadequate levels of reimbursement from governmental or other third-party payers for procedures using Dentsply Sirona’s products may cause Dentsply Sirona’s revenue to decline.
Third-party payers, including government health administration authorities, private health care insurers and other organizations regulate the reimbursement of fees related to certain diagnostic procedures or medical treatments. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. While Dentsply Sirona cannot predict what effect the policies of government entities and other third-party payers will have on future sales of our products, there can be no assurance that such policies would not cause Dentsply Sirona’s revenue to decline.

Dentsply Sirona has developed and must continue to maintain internal controls.
Effective internal controls are necessary for us to provide assurance with respect to Dentsply Sirona’s financial reports and to effectively prevent fraud. If Dentsply Sirona cannot provide reasonable assurance with respect to Dentsply Sirona’s financial reports and effectively prevent fraud, Dentsply Sirona’s operating results could be harmed. The Sarbanes-Oxley Act of 2002 requires Dentsply Sirona to furnish a report by management on internal control over financial reporting, including managements’ assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its certain limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become either obsolete or inadequate as a result of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If Dentsply Sirona fails to maintain adequate internal controls, including any failure to implement required new or improved controls, or if Dentsply Sirona experiences difficulties in implementing new or revised controls, Dentsply Sirona’s business and operating results could be harmed and Dentsply Sirona could fail to meet Dentsply Sirona’s reporting obligations.

Dentsply Sirona is subject to payments-related risks.
Dentsply Sirona accepts payments using a variety of methods, including credit card, debit card, credit accounts, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Dentsply Sirona offers to Dentsply Sirona’s customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. For certain payment methods, including credit and debit cards, Dentsply Sirona pays interchange and other fees, which may increase over time and raise Dentsply Sirona’s operating costs and lower profitability. Dentsply Sirona relies on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt Dentsply Sirona’s business if these companies become unwilling or unable to provide these services to Dentsply Sirona. We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If Dentsply Sirona fails to comply with these rules or requirements, or if Dentsply Sirona’s data security systems are breached or compromised, Dentsply Sirona may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose Dentsply Sirona’s ability to accept credit and debit card payments from Dentsply Sirona’s customers, process electronic funds transfers, or facilitate other types of online payments, and Dentsply Sirona’s business and operating results could be adversely affected.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2016, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors.  During the quarter ended March 31, 2016, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

January 1, 2016 to January 31, 2016	—	$—	$—	11.3
February 1, 2016 to February 29, 2016	—	—	—	11.6
March 1, 2016 to March 31, 2016	8.2	61.10	500.0	3.6
	8.2	$61.10	$500.0

Item 5 – Other Information

Effective May 6, 2016, the Company has entered into an employment agreement with Christopher T. Clark under which Mr. Clark will serve as the Company’s President and Chief Operating Officer of Technologies (the “Clark Employment Agreement”). In addition, effective May 6, 2016, the Company has entered into an employment agreement with Ulrich Michel under which Mr. Michel will serve as the Company’s Executive Vice President and Chief Financial Officer (the “Michel Employment Agreement”). The material terms of the Clark Employment Agreement and Michel Employment Agreement are summarized below; however, these summaries are qualified in their entirety by the Clark Employment Agreement and Michel Employment Agreement, which are included as exhibits to this quarterly report on Form 10-Q.

Clark Employment Agreement

Effective May 6, 2016, the Company entered into an employment agreement with Christopher T. Clark, under which Mr. Clark will have the title “President and Chief Operating Officer of Technologies” and will report to the Chief Executive Officer. The term of Mr. Clark’s employment agreement will be for one year, subject to automatic one-year renewals unless either party gives prior notice of non-renewal. The agreement provides for an annual base salary of $655,600, subject to annual review and increase, annual incentive compensation targeted at 85% of annual base salary, subject to fluctuation based on actual performance, equity incentive awards commensurate with Mr. Clark’s position and other employee benefits generally available to senior executives of the Company.

The employment agreement provides that, in the event that Mr. Clark’s employment is terminated by the Company without “cause” (as described in the employment agreements), or by Mr. Clark with “good reason” (as described in the employment agreements), or if the Company elects not to renew Mr. Clark’s employment agreement at the end of its term, then Mr. Clark will receive severance equal to twice his annual base salary plus his target bonus and the prorated amount of his annual bonus for the year of termination. In addition, his outstanding equity awards will remain outstanding and continue to vest and remain exercisable for two years or until such earlier date as the equity award would have expired had Mr. Clark remained employed.

In the event that Mr. Clark’s employment terminates without cause or Mr. Clark resigns for good reason within two years following a change in control (as described in the employment agreement), Mr. Clark will receive severance equal to two and on half times his annual base salary plus his target bonus and the prorated amount of his annual bonus for the year of termination. In addition, his outstanding equity awards will remain outstanding and continue to vest and remain exercisable for two years or until such earlier date as the equity award would have expired had Mr. Clark remained employed.

Michel Employment Agreement

Effective May 6, 2016, the Company entered into an employment agreement with Ulrich Michel, under which Mr. Michel will have the title “Executive Vice President and Chief Financial Officer” and will report to the Chief Executive Officer. The term of Mr. Michel’s employment agreement will be for one year, subject to automatic one-year renewals unless either party gives prior notice of non-renewal. The agreement provides for an annual base salary of €589,578, subject to annual review and increase, annual incentive compensation targeted at 75% of annual base salary, subject to fluctuation based on actual performance, equity incentive awards commensurate with Mr. Michel’s position (including annual long-term incentive awards with a grant date fair value of at least $850,000) and other employee benefits generally available to senior executives of the Company.

The employment agreement also provides that, in the event that Mr. Michel’s employment is terminated by the Company without “cause” (as described in the employment agreements) or by Mr. Michel with “good reason” (as described in the employment agreements), or if the Company elects not to renew Mr. Michel’s employment agreement at the end of its term, Mr. Michel will receive severance equal to twice his annual base salary plus his target bonus and the prorated amount of his annual bonus for the year of termination. In addition, his outstanding equity awards will remain outstanding and continue to vest and remain exercisable for two years or until such earlier date as the equity award would have expired had Mr. Michel remained employed.

In the event that Mr. Michel’s employment terminates without cause or Mr. Michel resigns for good reason within two years following a change in control (as described in the employment agreement), Mr. Michel will receive severance equal to two and one half times his annual base salary plus his target bonus and the prorated amount of his annual bonus for the year of termination. In addition, his outstanding equity awards will remain outstanding and continue to vest and remain exercisable for two years or until such earlier date as the equity award would have expired had Mr. Michel remained employed.

Item 6 – Exhibits

Exhibit Number	Description
10.18	Employment Agreement, dated as of May 6, 2016, by and between Christopher T. Clark and DENTSPLY SIRONA Inc.
10.19	Employment Agreement, dated as of May 6, 2016, by and between Ulrich Michel and DENTSPLY SIRONA Inc.
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Jeffrey T. Slovin	May 6, 2016
	Jeffrey T. Slovin	Date
Chief Executive Officer

/s/	Ulrich Michel	May 6, 2016
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer