Form 10-Q
period 2016-06-30
DENTSPLY SIRONA Inc.
filed 2016-08-05
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
July 28, 2016, DENTSPLY SIRONA Inc. had 233,012,331 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$1,022.0	$698.0	$1,794.6	$1,354.3
Cost of products sold	495.1	298.3	848.8	581.3

Gross profit	526.9	399.7	945.8	773.0
Selling, general and administrative expenses	402.1	275.0	744.2	545.2
Restructuring and other costs	3.6	38.9	7.7	44.3

Operating income	121.2	85.8	193.9	183.5

Other income and expenses:
Interest expense	9.3	9.8	18.5	20.5
Interest income	(0.4)	(0.7)	(0.9)	(1.4)
Other expense (income), net	(11.5)	(0.3)	(14.9)	0.2

Income before income taxes	123.8	77.0	191.2	164.2
Provision (benefit) for income taxes	17.9	24.8	(40.0)	43.6
Equity in net loss of unconsolidated affiliated company	—	(8.1)	—	(12.6)

Net income	105.9	44.1	231.2	108.0

Less: Net income (loss) attributable to noncontrolling interests	0.5	—	0.8	(0.1)

Net income attributable to Dentsply Sirona	$105.4	$44.1	$230.4	$108.1

Earnings per common share:
Basic	$0.45	$0.32	$1.13	$0.77
Diluted	$0.44	$0.31	$1.11	$0.76

Weighted average common shares outstanding:
Basic	233.7	139.8	204.2	140.1
Diluted	237.4	142.3	207.9	142.5

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$105.9	$44.1	$231.2	$108.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(92.8)	76.0	94.0	(112.9)
Net gain (loss) on derivative financial instruments	8.5	(16.8)	(16.3)	7.9
Net unrealized holding gain on available-for-sale securities	—	39.4	—	70.3
Pension liability adjustments	0.9	—	1.8	1.4
Total other comprehensive income (loss), net of tax	(83.4)	98.6	79.5	(33.3)

Total comprehensive income	22.5	142.7	310.7	74.7

Less: Comprehensive income attributable
to noncontrolling interests	0.5	—	0.9	0.5

Comprehensive income attributable to
Dentsply Sirona	$22.0	$142.7	$309.8	$74.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$311.6	$284.6
Accounts and notes receivables-trade, net	637.2	399.9
Inventories, net	523.1	340.4
Prepaid expenses and other current assets, net	266.5	171.8

Total Current Assets	1,738.4	1,196.7

Property, plant and equipment, net	794.1	558.8
Identifiable intangible assets, net	3,028.5	600.7
Goodwill, net	5,794.7	1,987.6
Other noncurrent assets, net	95.7	59.1

Total Assets	$11,451.4	$4,402.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$227.1	$133.6
Accrued liabilities	466.1	310.1
Income taxes payable	19.5	20.2
Notes payable and current portion of long-term debt	9.8	12.1

Total Current Liabilities	722.5	476.0

Long-term debt	1,171.8	1,141.0
Deferred income taxes	849.8	160.3
Other noncurrent liabilities	391.7	286.2

Total Liabilities	3,135.8	2,063.5

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; .25 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	1.6
400.0 million and 200.0 million shares authorized at June 30, 2016 and December 31, 2015, respectively
264.5 million and 162.8 million shares issued at June 30, 2016 and December 31, 2015, respectively
233.0 million and 140.1 million shares outstanding at June 30, 2016 and December 31, 2015, respectively.
Capital in excess of par value	6,498.8	237.8
Retained earnings	3,784.7	3,591.0
Accumulated other comprehensive loss	(514.6)	(594.0)
Treasury stock, at cost, 31.5 million and 22.7 million shares at June 30, 2016 and December 31, 2015, respectively	(1,460.0)	(898.4)
Total Dentsply Sirona Equity	8,311.5	2,338.0

Noncontrolling interests	4.1	1.4

Total Equity	8,315.6	2,339.4

Total Liabilities and Equity	$11,451.4	$4,402.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:

Net income	$231.2	$108.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55.1	38.8
Amortization	65.6	21.8
Amortization of deferred financing costs	2.1	2.2
Deferred income taxes	(70.5)	28.7
Share-based compensation expense	17.4	11.8
Restructuring and other costs - non-cash	3.3	45.8
Excess tax benefits from share-based compensation	(8.8)	(8.8)
Equity in net loss from unconsolidated affiliates	—	12.6
Other non-cash income	(31.5)	(13.6)
Loss on disposal of property, plant and equipment	0.5	0.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(82.8)	(40.0)
Inventories, net	44.7	4.1
Prepaid expenses and other current assets, net	(8.5)	1.8
Other noncurrent assets, net	1.6	0.7
Accounts payable	13.9	4.9
Accrued liabilities	(11.1)	(17.7)
Income taxes	(41.5)	(0.1)
Other noncurrent liabilities	7.4	9.7

Net cash provided by operating activities	188.1	211.2

Cash flows from investing activities:

Capital expenditures	(47.8)	(33.5)
Cash assumed in Sirona merger	522.3	—
Cash paid for acquisitions of businesses, net of cash acquired	(0.4)	(3.3)
Cash received from sale of business or product line	2.4	—
Cash received on derivatives contracts	10.7	14.3
Cash paid on derivatives contracts	(3.6)	(0.8)
Purchase of Company-owned life insurance policies	(1.7)	—
Proceeds from sale of property, plant and equipment, net	4.4	0.3

Net cash provided by (used in) investing activities	486.3	(23.0)

Cash flows from financing activities:

(Decrease) increase in short-term borrowings	(3.6)	33.4
Cash paid for treasury stock	(600.0)	(99.0)
Cash dividends paid	(28.6)	(19.6)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	—	(80.5)
Proceeds from long-term borrowings	79.9	—
Repayments on long-term borrowings	(127.5)	(100.2)
Proceeds from exercised stock options	20.4	18.6
Excess tax benefits from share-based compensation	8.8	8.8

Net cash used in financing activities	(650.6)	(238.5)

Effect of exchange rate changes on cash and cash equivalents	3.2	(4.8)

Net increase (decrease) in cash and cash equivalents	27.0	(55.1)

Cash and cash equivalents at beginning of period	284.6	151.6

Cash and cash equivalents at end of period	$311.6	$96.5

Schedule of non-cash investing activities:
Merger financed by common stock	$6,256.2	$—

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	108.1	—	—	108.1	(0.1)	108.0

Other comprehensive loss	—	—	—	(33.9)	—	(33.9)	0.5	(33.4)

Exercise of stock options	—	(4.7)	—	—	23.3	18.6	—	18.6
Tax benefit from stock options exercised	—	8.8	—	—	—	8.8	—	8.8
Share based compensation expense	—	11.8	—	—	—	11.8	—	11.8
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.6	4.7	—	4.7
Treasury shares purchased	—	—	—	—	(99.0)	(99.0)	—	(99.0)
RSU distributions	—	(13.9)	—	—	8.6	(5.3)	—	(5.3)
RSU dividends	—	0.2	(0.2)	—	—	—	—	—
Cash dividends ($0.145 per share)	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Balance at June 30, 2015	$1.6	$225.0	$3,468.4	$(475.0)	$(905.1)	$2,314.9	$1.3	$2,316.2

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	230.4	—	—	230.4	0.8	231.2

Other comprehensive income	—	—	—	79.4	—	79.4	0.1	79.5

Common stock issuance related to Sirona merger	1.0	6,253.4	—	—	—	6,254.4	1.8	6,256.2
Exercise of stock options	—	(4.5)	—	—	24.8	20.3	—	20.3
Tax benefit from stock options exercised	—	8.8	—	—	—	8.8	—	8.8
Share based compensation expense	—	17.4	—	—	—	17.4	—	17.4
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(600.0)	(600.0)	—	(600.0)
RSU distributions	—	(16.5)	—	—	9.4	(7.1)	—	(7.1)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.155 per share)	—	—	(36.4)	—	—	(36.4)	—	(36.4)
Balance at June 30, 2016	$2.6	$6,498.8	$3,784.7	$(514.6)	$(1,460.0)	$8,311.5	$4.1	$8,315.6

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

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim Consolidated Statements of Operations for the three and six months ended June 30, 2016 include the results of operations for Sirona for the period February 29, 2016 to June 30, 2016. The accompanying unaudited interim Consolidated Balance Sheets at June 30, 2016 includes Sirona’s acquired assets and assumed liabilities. See Note 5, Business Combinations, for additional information about the merger.

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

Accounts and Notes Receivable

The Company records a provision for doubtful accounts, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $19.2 million at June 30, 2016 and $10.7 million at December 31, 2015.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At June 30, 2016, the fair value of the direct investment was $79.8 million.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. The Company expects to adopt these accounting standards for the quarter ended March 31, 2018. The Company is currently assessing the impact that these pronouncements may have on its financial position, results of operations, cash flows and disclosures, as well as the transition method it will use to adopt the guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This newly issued accounting standard requires that an entity measure inventory at the lower of cost or net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the last-in, first-out (“LIFO”) and retail inventory methods of accounting for inventory. The amendments in this standard are effective for fiscal years beginning after December 15, 2016 and for interim periods within fiscal years beginning after December 15, 2017. Prospective application is required for presentation purposes. The Company is currently assessing the impact that this pronouncements may have on its financial position and disclosures.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This newly issued accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees prospective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied retrospectively using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This newly issued accounting standard seeks to simplify the accounting for all entities that issue share-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Stock option expense	$3.4	$2.3	$5.5	$3.8
RSU expense	8.7	4.3	11.1	7.4
Total stock based compensation expense	$12.1	$6.6	$16.6	$11.2

Total related tax benefit	$2.8	$1.8	$4.1	$3.4

For the three and six months ended June 30, 2016, stock compensation expense of $12.1 million and $16.6 million, respectively, of which, $11.9 million and $16.3 million, respectively, was recorded in Selling, general and administrative expenses and $0.2 million and $0.3 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, stock compensation expense of $6.6 million and $11.2 million, respectively, of which $6.4 million and $10.9 million, respectively, was recorded in Selling, general and administrative expense and $0.2 million and $0.3 million, respectively, was recorded in Cost of products sold on the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

During the quarter ended June 30, 2016, foreign currency translation adjustments included currency translation gains of $91.4 million and losses of $1.6 million on the Company’s loans designated as hedges of net investments.  During the quarter ended June 30, 2015, foreign currency translation adjustments included currency translation losses of $74.9 million and losses of $0.4 million on the Company’s loans designated as hedges of net investments.  During the six months ended June 30, 2016, foreign currency translation adjustments included currency translation gains of $107.2 million and losses of $13.3 million on the Company’s loans designated as hedges of net investments. During the six months ended June 30, 2015, foreign currency translation adjustments included currency translation losses of $113.7 million and losses of $1.2 million on the Company’s loans designated as hedges of net investments. These amounts are recorded in AOCI, net of any related tax adjustments. At June 30, 2016 and December 31, 2015, the cumulative tax adjustments were $185.5 million and $169.3 million, respectively, primarily related to foreign currency translation adjustments.

The cumulative foreign currency translation adjustments included translation losses of $200.3 million and $307.5 million at June 30, 2016 and December 31, 2015, respectively, and cumulative losses on loans designated as hedges of net investments of $107.0 million and $93.7 million, respectively.  These foreign currency translation adjustments were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the six months ended June 30, 2016 and 2015:

(in millions)	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Pension Liability Adjustments	Total

Balance at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive income (loss) before reclassifications and tax impact	86.0	(4.6)	(17.2)	—	64.2
Tax benefit	7.9	1.7	6.6	—	16.2
Other comprehensive income (loss), net of tax, before reclassifications	93.9	(2.9)	(10.6)	—	80.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.8)	—	1.8	(1.0)
Net increase (decrease) in other comprehensive income	93.9	(5.7)	(10.6)	1.8	79.4
Balance at June 30, 2016	$(307.3)	$(6.9)	$(120.8)	$(79.6)	$(514.6)

(in millions)	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Adjustments	Total

Balance at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive (loss) income before reclassifications and tax impact	(107.3)	21.0	(3.4)	101.4	—	11.7
Tax expense	(7.6)	(2.6)	1.0	(31.1)	—	(40.3)
Other comprehensive (loss) income, net of tax, before reclassifications	(114.9)	18.4	(2.4)	70.3	—	(28.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(8.2)	—	—	2.9	(5.3)
Net (decrease) increase in other comprehensive income	(114.9)	10.2	(2.4)	70.3	2.9	(33.9)
Balance at June 30, 2015	$(327.4)	$(0.6)	$(115.1)	$78.8	$(110.7)	$(475.0)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended June 30,
	2016	2015

Gain (loss) on derivative financial instruments:
Interest rate swaps	$(0.9)	$(1.1)	Interest expense
Foreign exchange forward contracts	2.1	6.8	Cost of products sold
Foreign exchange forward contracts	—	0.2	SG&A expenses
Commodity contracts	0.2	(0.1)	Cost of products sold
Net gain before tax	1.4	5.8
Tax impact	(0.1)	(1.2)	Provision (benefit) for income taxes
Net gain after tax	$1.3	$4.6

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$—	(a)
Amortization of net actuarial losses	(1.4)	(2.0)	(a)
Net loss before tax	(1.3)	(2.0)
Tax impact	0.4	0.6	Provision (benefit) for income taxes
Net loss after tax	$(0.9)	$(1.4)

Total reclassifications for the period	$0.4	$3.2
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended June 30, 2016 and 2015 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Six Months Ended June 30,
	2016	2015

Gain (loss) on derivative financial instruments:
Interest rate swaps	$(2.0)	$(2.0)	Interest expense
Foreign exchange forward contracts	5.2	10.7	Cost of products sold
Foreign exchange forward contracts	0.1	0.4	SG&A expenses
Commodity contracts	(0.1)	(0.3)	Cost of products sold
Net gain before tax	3.2	8.8
Tax impact	(0.4)	(0.6)	Provision (benefit) for income taxes
Net gain after tax	$2.8	$8.2

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(2.6)	(4.1)	(a)
Net loss before tax	(2.5)	(4.0)
Tax impact	0.7	1.1	Provision (benefit) for income taxes
Net loss after tax	$(1.8)	$(2.9)

Total reclassifications for the period	$1.0	$5.3
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the six months ended June 30, 2016 and 2015 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

Basic Earnings Per Common Share Computation	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	2016	2015	2016	2015

Net income attributable to Dentsply Sirona	$105.4	$44.1	$230.4	$108.1

Weighted average common shares outstanding	233.7	139.8	204.2	140.1

Earnings per common share - basic	$0.45	$0.32	$1.13	$0.77

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income attributable to Dentsply Sirona	$105.4	$44.1	$230.4	$108.1

Weighted average common shares outstanding	233.7	139.8	204.2	140.1
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	3.7	2.5	3.7	2.4
Total weighted average diluted shares outstanding	237.4	142.3	207.9	142.5

Earnings per common share - diluted	$0.44	$0.31	$1.11	$0.76

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.5 million and 0.8 million shares of common stock that were outstanding during the three and six months ended June 30, 2016, respectively, because their effect would be antidilutive.

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

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed at the date of the merger:

(in millions)

Cash and cash equivalents	$522.3
Trade receivables	143.0
Inventory	220.7
Prepaid expenses and other current assets	109.4
Property, plant and equipment	237.1
Identifiable intangible assets	2,435.0
Goodwill	3,754.6
Other long-term assets	10.9
Total assets	7,433.0
Accounts payable	68.0
Other current liabilities	191.0
Debt	57.5
Deferred income taxes	766.9
Other long-term liabilities	93.4
Total liabilities	1,176.8
Total identifiable net assets	$6,256.2

Inventory held by Sirona includes a fair value adjustment of $72.0 million.  The Company expensed this amount by June 30, 2016 as the acquired inventory was sold.

Property, plant and equipment includes a fair value adjustment of $33.6 million, and consists of land, buildings, plant and equipment.  Depreciable lives range from 25 to 50 years for buildings and from 3 to 10 years for plant and equipment.

Deferred income for service contracts previously recorded by Sirona now includes a fair value adjustment which reduced Other current liabilities by $17.3 million. The consequence is that this amount cannot be recognized as revenue under US GAAP.

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

The $3,754.6 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two Companies anticipate realizing as a combined company.  Goodwill of $3,642.0 million has been assigned to the Company's Technologies segment and $112.6 million has been assigned to the Company’s Dental and Healthcare Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $438.3 million and operating income of $102.4 million to the Company's Consolidated Statements of Operations during the period from February 29, 2016 to June 30, 2016 and is primarily included in the Technologies segment.

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

	Pro forma - unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amount)	2016	2015	2016	2015

Net sales	$1,022.0	$1,001.8	$1,962.2	$1,905.0
Net income attributable to Dentsply Sirona	$141.2	$81.5	$234.9	$175.9
Diluted earnings per common share	$0.59	$0.33	$0.99	$0.72

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

For the six months ended June 30, 2016, in connection with the merger, the Company has incurred $31.4 million of transaction related costs, primarily amounts paid to third party advisers, legal and banking fees, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

On June 27, 2016, the Company announced a definitive agreement to acquire all of the outstanding shares of privately held MIS Implants Technologies Ltd. (“MIS”), a dental implant systems manufacturer headquartered in northern Israel, for $375.0 million in cash. MIS is a growing and profitable manufacturer of dental implant systems with annual sales of approximately $80.0 million. The company is a leader in the value segment of the market, selling its products under the MIS brand through a wide distribution network that includes a direct sales force, reaching over 65 countries. The Company expects to close the acquisition by the end of 2016 upon successful completion of pre-closing conditions and routine governmental clearances.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 92% of net sales for the three and six months ended June 30, 2016 and 88% of net sales for the three and six months ended June 30, 2015.

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

The following tables set forth information about the Company’s segments for the three and six months ended June 30, 2016 and 2015:

Third Party Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$543.8	$510.9	$1,032.7	$991.0
Technologies	478.2	187.1	761.9	363.3
Total net sales	$1,022.0	$698.0	$1,794.6	$1,354.3

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$526.7	$487.8	$997.5	$943.3
Technologies	478.0	186.9	761.7	362.9
Total net sales, excluding precious metal content	1,004.7	674.7	1,759.2	1,306.2
Precious metal content of sales	17.3	23.3	35.4	48.1
Total net sales, including precious metal content	$1,022.0	$698.0	$1,794.6	$1,354.3

Inter-segment Net Sales

	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$58.2	$55.9	$113.5	$108.0
Technologies	2.1	1.6	3.5	3.3
All Other (a)	74.0	67.1	142.7	132.2
Eliminations	(134.3)	(124.6)	(259.7)	(243.5)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Adjusted Operating Income

	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$151.7	$125.8	$282.4	$239.1
Technologies	112.1	21.7	165.9	42.6
Segment adjusted operating income before income taxes and interest	263.8	147.5	448.3	281.7

Reconciling items (income) expense:
All Other (b)	93.8	11.4	178.9	31.2
Restructuring and other costs	3.6	38.9	7.7	44.3
Interest expense	9.3	9.8	18.5	20.5
Interest income	(0.4)	(0.7)	(0.9)	(1.4)
Other expense (income), net	(11.5)	(0.3)	(14.9)	0.2
Amortization of intangible assets	43.8	10.9	65.6	21.8
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.4	0.5	2.2	0.9
Income before income taxes	$123.8	$77.0	$191.2	$164.2
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in millions)	June 30, 2016	December 31, 2015

Dental and Healthcare Consumables	$2,160.5	$1,776.5
Technologies	7,068.4	951.2
All Other (c)	2,222.5	1,675.2
Total	$11,451.4	$4,402.9
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

For the three and six months ended June 30, 2016, two customers accounted for more than ten percent of consolidated net sales for the period and more than ten percent of the consolidated accounts receivable balance at the period ended.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at June 30, 2016 and December 31, 2015 were $7.6 million and $8.1 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at June 30, 2016 and December 31, 2015 by $6.5 million and $6.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	June 30, 2016	December 31, 2015

Finished goods	$327.5	$218.2
Work-in-process	76.4	52.3
Raw materials and supplies	119.2	69.9
Inventories, net	$523.1	$340.4

The inventory valuation reserves were $61.2 million and $36.3 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and six months ended June 30, 2016 and 2015:

Defined Benefit Plans	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Service cost	$3.9	$4.3	$7.7	$8.7
Interest cost	2.0	1.8	3.8	3.7
Expected return on plan assets	(1.2)	(1.4)	(2.4)	(2.8)
Amortization of prior service credit	(0.1)	—	(0.1)	(0.1)
Amortization of net actuarial loss	1.3	2.0	2.5	4.0
Net periodic benefit cost	$5.9	$6.7	$11.5	$13.5

Other Postemployment Benefit Plans	Three Months Ended		Six Months Ended
(in millions)	2016	2015	2016	2015

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.2	0.3	0.3
Amortization of net actuarial loss	0.1	—	0.1	0.1
Net periodic benefit cost	$0.3	$0.3	$0.6	$0.6

The following sets forth the information related to the contributions to the Company’s benefit plans for 2016:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through June 30, 2016	$6.6	$0.1
Projected contributions for the remainder of the year	8.1	0.6
Total projected contributions	$14.7	$0.7

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

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and six months ended June 30, 2016 , the Company recorded net restructuring costs and other costs of $3.6 million and $7.7 million, respectively. During the three and six months ended June 30, 2015, the Company recorded net restructuring costs and other costs of $38.9 million and $44.3 million, respectively. During 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities in the Consolidated Balance Sheets.

At June 30, 2016, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$1.5	$34.6	$—	$36.1
Provisions	—	2.4	3.1	5.5
Amounts applied	(0.8)	(11.1)	(0.4)	(12.3)
Change in estimates	(0.1)	(0.2)	—	(0.3)
Balance at June 30, 2016	$0.6	$25.7	$2.7	$29.0

	Lease/Contract Terminations
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.7	$3.4	$—	$4.1
Provisions	—	0.8	—	0.8
Amounts applied	(0.3)	(0.5)	—	(0.8)
Change in estimates	—	(0.3)	—	(0.3)
Balance at June 30, 2016	$0.4	$3.4	$—	$3.8

	Other Restructuring Costs
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.3	$0.6	$—	$0.9
Provisions	—	0.7	—	0.7
Amounts applied	(0.3)	(0.9)	—	(1.2)
Change in estimate	—	(0.1)	—	(0.1)
Balance at June 30, 2016	$—	$0.3	$—	$0.3

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2015	Provisions	Amounts Applied	Change in Estimates	June 30, 2016

Dental and Healthcare Consumables	$35.7	$4.2	$(10.9)	$(0.3)	$28.7
Technologies	4.3	2.1	(3.0)	(0.1)	3.3
All Other	1.1	0.7	(0.4)	(0.3)	1.1
Total	$41.1	$7.0	$(14.3)	$(0.7)	$33.1

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at June 30, 2016 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$316.5	$240.7
Interest rate swaps	188.1	66.5
Commodity contracts	0.2	0.2
Total derivative instruments designated as cash flow hedges	$504.8	$307.4

Foreign Exchange Risk Management

The Company uses a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings of the consolidated Company. The Company accounts for the designated foreign exchange forward contracts as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the foreign exchange forward contracts. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Other expense (income), net in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows. The Company hedges various currencies, with the most significant activity occurring in euros, Swedish kronor, Canadian dollars, and Swiss francs.

These foreign exchange forward contracts generally have maturities up to 18 months and the counterparties to the transactions are typically large international financial institutions.

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At June 30, 2016, the Company has two significant exposures hedged with interest rate contracts. One exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019. Another exposure hedged with derivative contracts has a notional amount of 65.0 million Swiss francs, and effectively converts the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 1.8% for an initial term of five years, ending in September 2016.

The Company enters into interest rate swap contracts infrequently as they are only used to manage interest rate risk on long-term debt instruments and not for speculative purposes. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

Commodity Risk Management

The Company enters into precious metal commodity swap contracts to effectively fix certain variable raw material costs typically for up to 18 months. These swaps are used to stabilize the cost of components used in the production of certain products. The Company generally accounts for the commodity swaps as cash flow hedges. As a result, the Company records the fair value of the contracts primarily through AOCI based on the tested effectiveness of the commodity swaps. The Company measures the effectiveness of cash flow hedges of anticipated transactions on a spot-to-spot basis rather than on a forward-to-forward basis. Accordingly, the spot-to-spot change in the derivative fair value will be deferred in AOCI and released and recorded in the Consolidated Statements of Operations in the same period that the hedged transaction is recorded. The time value component of the fair value of the derivative is deemed ineffective and is reported currently in Interest expense in the Consolidated Statements of Operations in the period which it is applicable. Any cash flows associated with these instruments are included in cash from operating activities in the Consolidated Statements of Cash Flows.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended June 30, 2016 and 2015:

June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.3)	Interest expense	$(0.9)	$—
Foreign exchange forward contracts	1.8	Cost of products sold	2.1	—
Foreign exchange forward contracts	0.1	SG&A expenses	—	—
Commodity contracts	0.3	Cost of products sold	0.2	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.1)
Total in cash flow hedging	$1.9		$1.4	$(0.1)

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(2.1)	Cost of products sold	6.8	—
Foreign exchange forward contracts	(0.1)	SG&A expenses	0.2	—
Commodity contracts	(0.1)	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.2)
Total for cash flow hedging	$(2.4)		$5.8	$(0.2)

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the six months ended June 30, 2016 and 2015:

June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.5)	Interest expense	$(2.0)	$—
Foreign exchange forward contracts	(3.1)	Cost of products sold	5.2	—
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1	—
Commodity contracts	0.2	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.1)
Total in cash flow hedging	$(4.6)		$3.2	$(0.1)

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.2)	Interest expense	$(2.0)	$—
Foreign exchange forward contracts	22.0	Cost of products sold	10.7	—
Foreign exchange forward contracts	0.3	SG&A expenses	0.4	—
Commodity contracts	(0.1)	Cost of products sold	(0.3)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	0.2
Total for cash flow hedging	$21.0		$8.8	$0.2

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At June 30, 2016, the Company expects to reclassify $1.0 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

For the rollforward of derivative instruments designated as cash flow hedges in AOCI see Note 3, Comprehensive Income.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries the most significant of which are denominated in euros, Swiss francs, Japanese yen and Swedish kronor. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company employs both derivative and non-derivative financial instruments to hedge a portion of this exposure. The derivative instruments consist of foreign exchange forward contracts. The non-derivative instruments consist of foreign currency denominated debt held at the parent company level. Translation gains and losses related to the net assets of the foreign subsidiaries are offset by gains and losses in derivative and non-derivative financial instruments designated as hedges of net investments, which are included in AOCI. Any cash flows associated with these instruments are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case all cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at June 30, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$559.3	$526.3

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended June 30, 2016 and 2015:

June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$13.2	Other expense (income), net	$2.2
Total for net investment hedging	$13.2		$2.2

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(15.8)	Other expense (income), net	$1.2
Total for net investment hedging	$(15.8)		$1.2

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the six months ended June 30, 2016 and 2015:

June 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(17.2)	Other expense (income), net	$4.7
Total for net investment hedging	$(17.2)		$4.7

June 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(3.3)	Other expense (income), net	$0.9
Total for net investment hedging	$(3.3)		$0.9

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

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and six months ended June 30, 2016 and 2015:

	Consolidated Statements of Operations Location
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2016	2015	2016	2015

Interest rate swaps	Interest expense	$—	$—	$—	$0.2

Derivative Instruments Not Designated as Hedges

The Company enters into derivative instruments with the intent to partially mitigate the foreign exchange revaluation risk associated with recorded assets and liabilities that are denominated in a non-functional currency. The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances and are recorded in Other expense (income), net in the Consolidated Statements of Operations. The Company primarily uses foreign exchange forward contracts and cross currency basis swaps to hedge these risks. Any cash flows associated with the foreign exchange forward contracts and interest rate swaps not designated as hedges are included in cash from operating activities in the Consolidated Statements of Cash Flows. Any cash flows associated with the cross currency basis swaps not designated as hedges are included in investing activities in the Consolidated Statements of Cash Flows except for derivative instruments that include an other-than-insignificant financing element, in which case the cash flows will be classified as financing activities in the Consolidated Statements of Cash Flows.

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at June 30, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$780.2	$614.5
Interest rate swaps	1.4	0.8
Total for instruments not designated as hedges	$781.6	$615.3

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and six months ended June 30, 2016 and 2015:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended June 30,
(in millions)		2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$9.0	$(0.8)
DIO equity option contracts	Other expense (income), net	—	0.1
Cross currency basis swaps (a)	Other expense (income), net	—	(0.6)
Total for instruments not designated as hedges		$9.0	$(1.3)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Six Months Ended June 30,
(in millions)		2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$(7.4)	$7.8
DIO equity option contracts	Other expense (income), net	—	0.1
Cross currency basis swaps (a)	Other expense (income), net	—	(1.8)
Total for instruments not designated as hedges		$(7.4)	$6.1
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.

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

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$9.4	$1.2	$11.8	$0.4
Interest rate swaps	—	—	0.5	1.2
Total	$9.4	$1.2	$12.3	$1.6

Not Designated as Hedges

Foreign exchange forward contracts	$8.0	$3.7	$2.6	$—
Total	$8.0	$3.7	$2.6	$—

	December 31, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$23.0	$7.9	$6.9	$0.4
Commodity contracts	—	—	0.1	—
Interest rate swaps	0.1	—	1.0	0.2
Total	$23.1	$7.9	$8.0	$0.6

Not Designated as Hedges

Foreign exchange forward contracts	$5.0	$—	$3.0	$—
Total	$5.0	$—	$3.0	$—

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

Offsetting of financial assets and liabilities under netting arrangements at June 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$22.3	$—	$22.3	$(6.8)	$—	$15.5
Total Assets	$22.3	$—	$22.3	$(6.8)	$—	$15.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$14.8	$—	$14.8	$(6.0)	$—	$8.8
Interest rate swaps	1.7	—	1.7	(0.8)	—	0.9
Total Liabilities	$16.5	$—	$16.5	$(6.8)	$—	$9.7

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.9	$—	$35.9	$(7.4)	$—	$28.5
Interest rate swaps	0.1	—	0.1	—	—	0.1
Total Assets	$36.0	$—	$36.0	$(7.4)	$—	$28.6

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.3	$—	$10.3	$(6.3)	$—	$4.0
Commodity contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.1)	—	0.1
Total Liabilities	$11.6	$—	$11.6	$(7.4)	$—	$4.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,202.3 million and $1,181.5 million, respectively at June 30, 2016.  At December 31, 2015, the Company estimated the fair value and carrying value, including the current portion, was $1,160.7 million and $1,150.2 million, respectively.  The interest rate on the $450.0 million Senior Notes, the $300.0 million Senior Notes, and the $250.0 million PPN are fixed rates of 4.1%, 2.8% and 4.1%, respectively, and their fair value is based on the interest rates as of June 30, 2016. The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015, which are classified as Cash and cash equivalents, Prepaid expenses and other current assets, net, Other noncurrent assets, net, Accrued liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	22.3	—	22.3	—
Total assets	$22.3	$—	$22.3	$—

Liabilities
Interest rate swaps	$1.7	$—	$1.7	$—
Foreign exchange forward contracts	14.8	—	14.8	—
Contingent considerations on acquisitions	7.5	—	—	7.5
Total liabilities	$24.0	$—	$16.5	$7.5

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign exchange forward contracts	35.9	—	35.9	—
Total assets	$36.0	$—	$36.0	$—

Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Commodity contracts	0.1	—	0.1	—
Foreign exchange forward contracts	10.3	—	10.3	—
Long-term debt	45.1	—	45.1	—
Total liabilities	$56.7	$—	$56.7	$—

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

The Company’s Level 3 liabilities are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

(in millions)

Balance, February 29, 2016	$7.6
Unrealized gain:
Reported in Other expense (income), net	0.1
Effect of exchange rate changes	(0.2)
Balance at June 30, 2016	$7.5

For the six months ended June 30, 2016, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the first six months of 2016, the Company recorded a tax benefit from the release of a valuation allowance of approximately $78.6 million as a result of the merger related to previously unrecognized tax assets on foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary. In addition, for the three and six months ended June 30, 2016, the Company recorded $4.1 million and $0.5 million of tax expense related to other discrete tax matters.

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

Effective June 30, 2016, the Company amended and extended its $500 million multicurrency revolving credit facility for an additional year thorough July 23, 2021. In addition, certain non-extending members of the bank group were replaced with existing and new lenders. The Company has access to the full $500 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense.

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At June 30, 2016, the Company was in compliance with all debt covenants.

At June 30, 2016, there were no outstanding borrowings, in the form of issued commercial paper, under the current $500.0 million multi-currency revolving credit facility.

At June 30, 2016, the Company had $552 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

NOTE 14 – GOODWILL AND INTANGIBLE ASSETS

The Company performed the required annual impairment tests of goodwill as of April 30, 2016 on 20 reporting units. As discussed in Note 6, Segment Information, effective in the first quarter of 2016, the Company realigned reporting responsibilities for multiple locations.  For any realignment that resulted in reporting unit changes, the Company applied the relative fair value method to determine the reallocation of goodwill of the associated reporting units.

To determine the fair value of the Company’s reporting units, the Company uses a discounted cash flow model with market-based support as its valuation technique to measure the fair value for its reporting units. The discounted cash flow model uses five-year forecasted cash flows plus a terminal value based on a multiple of earnings. In addition, the Company applies gross margin and operating expense assumptions consistent with historical trends. The total cash flows were discounted based on a range between 6.7% to 14.7%, which included assumptions regarding the Company’s weighted-average cost of capital. The Company considered the current market conditions both in the U.S. and globally, when determining its assumptions and reconciled the aggregated fair values of its reporting units to its market capitalization, which included a reasonable control premium based on market conditions. As a result of the annual impairment tests of goodwill, no impairment was identified.

In addition, the Company assessed the annual impairment of indefinite-lived intangible assets as of April 30, 2016, which largely consists of acquired tradenames, in conjunction with the annual impairment tests of goodwill. The performance of the Company’s annual impairment test did not result in any impairment of the Company’s indefinite-lived assets.

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2015	$956.6	$1,031.0	$1,987.6
Merger related additions	112.6	3,642.0	3,754.6
Adjustments of provisional amounts on prior acquisitions	1.6	—	1.6
Effects of exchange rate changes	19.0	31.9	50.9
Balance at June 30, 2016	$1,089.8	$4,704.9	$5,794.7

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,227.2	$(131.0)	$1,096.2	$164.8	$(95.0)	$69.8
Trademarks	68.5	(38.4)	30.1	67.0	(36.0)	31.0
Licensing agreements	33.9	(26.0)	7.9	33.7	(24.9)	8.8
Customer relationships	952.6	(154.1)	798.5	437.7	(125.4)	312.3
Total definite-lived	$2,282.2	$(349.5)	$1,932.7	$703.2	$(281.3)	$421.9

Indefinite-lived Trademarks and In-process R&D	$1,095.8	$—	$1,095.8	$178.8	$—	$178.8

Total identifiable intangible assets	$3,378.0	$(349.5)	$3,028.5	$882.0	$(281.3)	$600.7

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment on the express warranty cause of action, which was denied.  The Court held four days of hearings during January and February 2016 on plaintiffs’ class certification motion.  The Court has scheduled further hearings in the matter for August 2016.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company filed a motion for summary judgment in December 2015. In April 2016, the Court granted the Company’s motion for summary judgment, which disposes of all remaining claims against the Company in the matter. The plaintiffs filed a notice of appeal in May 2016 and the matter has been assigned by the Court of Appeals for mediation in September 2016. The Company will continue to vigorously defend itself.

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

The Company does not believe a loss is probable related to the above litigation. Further a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations, financial position or liquidity could be materially impacted.

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

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim financial information for the three and six months ended June 30, 2016, include the results of operations for Sirona for the period February 29, 2016 to June 30, 2016.

References to the “combined businesses” are included below to provide comparisons of net sales performance year over year as if the businesses were combined on January 1, 2015.

OVERVIEW

Highlights

•
For the three months ended June 30, 2016, the Company reported a sales increase of 46.4%, which primarily reflects the impact of consolidating three months of Sirona’s revenues. For the three month period ended June 30, 2016, sales of our combined businesses grew 3.4% on a constant currency basis. This includes a benefit of 1.5% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which leads to internal growth of 2.4%.

•
On a geographic basis, the combined businesses generated constant currency sales growth of 3.8% in the United States, negative 0.4% in Europe and 8.6% in the Rest of World region for the three month period ended June 30, 2016. In the prior year period, sales within the Technologies segment, particularly in Europe, reflect the strong performance related to the biennial International Dental show.

•
Second quarter 2016 earnings per diluted share of $0.44 increased 42% from $0.31 in the second quarter of 2015, which largely reflects the impact of consolidating three months of Sirona’s results, partially offset by the higher weighted average common shares outstanding and costs associated with the merger. On an adjusted basis (a non-US GAAP measure), second quarter 2016 earnings per diluted share of $0.76 grew 4% from $0.73, also reflecting the impact of consolidating three months of Sirona’s results, offset by the increase in common shares outstanding from the merger.

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

Impact of Foreign Currencies and Interest Rates

Due to the international nature of Dentsply Sirona’s business, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the six months ended June 30, 2016, net sales, excluding precious metal content, were unfavorably impacted by approximately 1.9% and earnings per diluted common share by approximately $0.03 due to movements in foreign currency exchange rates.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the March 31, 2016 quarter, the Company realigned reporting responsibilities as a result of the merger and changed the management structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED JUNE 30, 2016 COMPARED TO QUARTER ENDED JUNE 30, 2015

Net Sales

The discussion below summarizes the Company’s sales growth which excludes precious metal content, into the following components: (1) impact of the merger; and (2) the results of the “combined businesses” as if the businesses were merged on January 1, 2015. These disclosures of net sales growth provide the reader with sales results on a comparable basis between periods.

Management believes that the presentation of net sales, excluding precious metal content, provides useful information to investors because a portion of Dentsply Sirona’s net sales is comprised of sales of precious metals generated through sales of the Company’s precious metal dental alloy products, which are used by third parties to construct crown and bridge materials.  Due to the fluctuations of precious metal prices and because the cost of the precious metal content of the Company’s sales is largely passed through to customers and has minimal effect on earnings, Dentsply Sirona reports net sales both with and without precious metal content to show the Company’s performance independent of precious metal price volatility and to enhance comparability of performance between periods.  The Company uses its cost of precious metal purchased as a proxy for the precious metal content of sales, as the precious metal content of sales is not separately tracked and invoiced to customers.  The Company believes that it is reasonable to use the cost of precious metal content purchased in this manner since precious metal dental alloy sale prices are typically adjusted when the prices of underlying precious metals change.

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

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$1,022.0	$698.0	$324.0	46.4%
Less: precious metal content of sales	17.3	23.3	(6.0)	(25.8%)
Net sales, excluding precious metal content	$1,004.7	$674.7	$330.0	48.9%

Net sales, excluding precious metal content, for the three months ended June 30, 2016 were $1,004.7 million, an increase of $330.0 million from the second quarter of 2015, as reported by legacy DENTSPLY. This excludes approximately $1.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 25.8% in the quarter, which was primarily related to the discontinued refinery product lines.

For the three month period ended June 30, 2016, sales of our combined businesses grew 3.4% on a constant currency basis. This includes a benefit of 1.5% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which leads to internal growth of 2.4%. Net sales, excluding precious metal content, were negatively impacted by approximately 70 basis points due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business for the three month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$1,022.0	$698.0	$324.0	46.4%
Less: precious metal content of sales	17.3	23.3	(6.0)	(25.8%)
Net sales, excluding precious metal content	1,004.7	674.7	330.0	48.9%
Sirona net sales (a)	—	306.1	(306.1)	NM
Merger related adjustments (b)	1.6	—	1.6	NM
Elimination of intercompany net sales	—	(0.7)	0.7	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$1,006.3	$980.1	$26.2	2.7%
(a) Represents Sirona sales for the quarter ended June 30, 2015.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, for the three months ended June 30, 2016 and 2015, respectfully, by geographic region is as follows:

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

United States	$365.9	$250.1	$115.8	46.3%

Europe	382.2	279.0	103.2	37.0%

Rest of World	256.6	145.6	111.0	76.2%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region for the three month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	June 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$367.2	$392.4	$262.4	$1,022.0
Less: precious metal content of sales	1.3	10.2	5.8	17.3
Net sales, excluding precious metal content	365.9	382.2	256.6	1,004.7
Merger related adjustments (a)	1.1	0.5	—	1.6
Non-US GAAP combined business, net sales, excluding precious metal content	$367.0	$382.7	$256.6	$1,006.3
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Three Months Ended
	June 30, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$252.1	$292.9	$153.0	$698.0
Less: precious metal content of sales	2.0	13.9	7.4	23.3
Net sales, excluding precious metal content	250.1	279.0	145.6	674.7
Sirona net sales (a)	103.5	106.5	96.1	306.1
Elimination of intercompany net sales	—	(0.7)	—	(0.7)
Non-US GAAP combined business, net sales, excluding precious metal content	$353.6	$384.8	$241.7	$980.1
(a) Represents Sirona sales for the quarter ended June 30, 2015.

United States

Reported net sales, excluding precious metal content, increased by 46.3% in the second quarter of 2016 as compared to the second quarter of 2015. This increase reflects sales of $112.4 million as a result of the consolidation of the Sirona businesses for three months. This excludes approximately $1.1 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended June 30, 2016, sales of our combined businesses grew 3.8% on a constant currency basis. This includes a benefit of 3.2% from net acquisitions and was unfavorably impacted by discontinued products by approximately 60 basis points, which results in internal growth of 1.2%. This was driven by higher demand in the Dental and Healthcare Consumables segment.

Europe

Reported net sales, excluding precious metal content, increased by 37.0% in the second quarter of 2016 as compared to the second quarter of 2015. This increase reflects sales of $104.0 million as a result of the consolidation of the Sirona businesses for three months. This excludes approximately $0.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended June 30, 2016, sales of our combined businesses declined 40 basis points on a constant currency basis. This includes an unfavorable impact of discontinued products of approximately 70 basis points, which results in internal growth of 0.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 20 basis points due to the strengthening of the U.S. dollar over the prior year period. Growth in the Dental and Healthcare Consumables segment was offset by lower sales in the Technologies segment. In the prior year period, sales within the Technologies segment reflect the strong growth in the 2015 period due to higher demand after the biennial International Dental show.

Rest of World

Reported net sales, excluding precious metal content, increased by 76.2% in the second quarter of 2016 as compared to the second quarter of 2015. This increase reflects sales of $103.4 million as a result of the consolidation of the Sirona businesses for three months.

For the three month period ended June 30, 2016, sales of our combined businesses grew 8.6% on a constant currency basis. This includes a benefit of 1.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 20 basis points, which results in internal growth of 7.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 2.4% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in the Rest of World region was driven by comparable growth in both segments.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Gross profit	$526.9	$399.7	$127.2	31.8%

Gross profit as a percentage of net sales, including precious metal content	51.6%	57.3%
Gross profit as a percentage of net sales, excluding precious metal content	52.4%	59.2%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 680 basis points for the quarter ended June 30, 2016 as compared to the same three month period ended June 30, 2015. The roll-off of merger related fair value adjustments and the impact of Sirona’s lower gross profit rate negatively impacted the gross profit rate by approximately 830 basis points, which was partially offset by savings from the global efficiency program and favorable product pricing during the quarter ended June 30, 2016 as compared to the June 30, 2015 quarter.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$402.1	$275.0	$127.1	46.2%
Restructuring and other costs	3.6	38.9	(35.3)	(90.7%)

SG&A as a percentage of net sales, including precious metal content	39.3%	39.4%
SG&A as a percentage of net sales, excluding precious metal content	40.0%	40.8%

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended June 30, 2016 decreased 80 basis points compared to the quarter ended June 30, 2015. The decrease was primarily the result of Sirona’s lower operating expense rate and savings from the global efficiency program, partially offset by increased amortization expense and other costs related to the merger.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $3.6 million for the three months ended June 30, 2016 compared to $38.9 million for the three months ended June 30, 2015. In 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment.

Other Income and Expense

	Three Months Ended June 30,
(in millions)	2016	2015	Change

Net interest expense	$8.9	$9.1	$(0.2)
Other expense (income), net	(11.5)	(0.3)	(11.2)
Net interest and other expense	$(2.6)	$8.8	$(11.4)

Net Interest Expense

Net interest expense for the three months ended June 30, 2016 was $0.2 million lower compared to the three months ended June 30, 2015. The net decrease is a result of lower average interest rates and lower average debt levels in 2016 compared to the prior year period resulting in a decrease of $0.5 million in interest expense.

Other Expense (Income), Net

Other expense (income), net for the three months ended June 30, 2016 was income of $11.5 million, comprised primarily of currency transaction gains of $13.2 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances at June 30, 2016, partially offset by non-operating expense of $1.7 million. Other expense (income), net for the three months ended June 30, 2015 was income of $0.3 million, comprised of $1.1 million of non-operating income offset by $0.8 million of currency transaction gains.

Income Taxes and Net Income

	Three Months Ended June 30,
(in millions, except per share data)	2016	2015	$ Change

Provision (benefit) for income taxes	$17.9	$24.8	$(6.9)

Effective income tax rate	14.5%	32.2%

Equity in net income (loss) of unconsolidated affiliated company	$—	$(8.1)	$8.1

Net income attributable to Dentsply Sirona	$105.4	$44.1	$61.3

Earnings per common share - diluted	$0.44	$0.31

Provision for Income Taxes

For the three months ended June 30, 2016, income taxes were a net expense of $17.9 million. The Company recorded $2.1 million of tax benefit related to discrete tax matters during the quarter. Excluding these tax matters, the Company’s effective tax rate was 16.1%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the second quarter of 2016 included the net impact of business combination related costs and fair value adjustments, amortization of purchased intangible assets, income tax related adjustments, restructuring program related costs and other costs and credit risk and fair value adjustments which impacted income before income taxes and the provision for income taxes by $111.9 million and $36.4 million, respectively.

In the second quarter of 2015, the Company’s effective income tax rate included the net impact of restructuring program related costs and other costs, credit risk and fair value adjustments, amortization of purchased intangible assets and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $56.9 million and $5.8 million, respectively.

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

	Three Months Ended
	June 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$105.4	$0.44
Business combination related costs and fair value adjustments, net of tax	46.4	0.20
Amortization of purchased intangible assets, net of tax	31.0	0.13
Restructuring program related costs and other costs, net of tax	3.0	0.01
Credit risk and fair value adjustments, net of tax	1.3	0.01
Income tax related adjustments	(6.2)	(0.03)
Adjusted non-US GAAP earnings	$180.9	$0.76

	Three Months Ended
	June 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$44.1	$0.31
Restructuring program related costs and other costs, net of tax	37.0	0.26
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	8.3	0.06
Amortization of purchased intangible assets, net of tax	7.6	0.05
Income tax related adjustments	5.0	0.04
Credit risk and fair value adjustments, net of tax	1.3	0.01
Business combination related costs and fair value adjustments, net of tax	0.3	—
Adjusted non-US GAAP earnings	$103.6	$0.73

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

	Three Months Ended
	June 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$121.2	12.1%
Business combination related costs and fair value adjustments	62.0	6.2%
Amortization of purchased intangible assets	43.6	4.3%
Restructuring program related costs and other costs	4.3	0.4%
Credit risk and fair value adjustments	1.3	0.1%
Adjusted non-US GAAP Operating Income	$232.4	23.1%

	Three Months Ended
	June 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$85.8	12.7%
Restructuring program related costs and other costs	43.9	6.5%
Amortization of purchased intangible assets	10.9	1.6%
Credit risk and fair value adjustments	2.0	0.3%
Business combination related costs and fair value adjustments	0.4	0.1%
Adjusted non-US GAAP Operating Income	$143.0	21.2%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$526.7	$487.8	$38.9	8.0%

Technologies	478.0	186.9	291.1	NM
NM - Not meaningful

Segment Operating Income

	Three Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$151.7	$125.8	$25.9	20.6%

Technologies	112.1	21.7	90.4	NM
NM - Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the three month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Three Months Ended
	June 30, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$543.8	$478.2	$1,022.0
Less: precious metal content of sales	17.1	0.2	17.3
Net sales, excluding precious metal content	526.7	478.0	1,004.7
Merger related adjustments (a)	—	1.6	1.6
Non-US GAAP combined business, net sales, excluding precious metal content	$526.7	$479.6	$1,006.3
(a) ) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Three Months Ended
	June 30, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$510.9	$187.1	$698.0
Less: precious metal content of sales	23.1	0.2	23.3
Net sales, excluding precious metal content	487.8	186.9	674.7
Sirona net sales (a)	26.8	279.3	306.1
Elimination of intercompany net sales	(0.7)	—	(0.7)
Non-US GAAP combined business, net sales, excluding precious metal content	$513.9	$466.2	$980.1
(a) Represents Sirona sales for the quarter ended June 30, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 8.0% in the second quarter of 2016 as compared to the second quarter of 2015. This increase reflects sales of $28.4 million as a result of the consolidation of the Sirona businesses for three months.

For the three month period ended June 30, 2016, sales of our combined businesses grew 3.4% on a constant currency basis. This includes a benefit of approximately 60 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 1.0%, which results in internal growth of 3.8%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.0% due to the strengthening of the U.S. dollar over the prior year period. Sales growth across all regions was led by the Rest of World region.

The operating income increase for the three months ended June 30, 2016 as compared to 2015 reflects the savings from the global efficiency program, as well as the impact of the merger.

Technologies

Reported net sales, excluding precious metal content, increased $291.1 million in the second quarter of 2016 as compared to the second quarter of 2015. This increase is due to the consolidation of the Sirona businesses for three months. This excludes approximately $1.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended June 30, 2016, sales of our combined businesses grew 3.3% on a constant currency basis. This includes a benefit of 2.5% from net acquisitions which results in internal growth of 80 basis points. Net sales, excluding precious metal content, were negatively impacted by approximately 40 basis points due to the strengthening of the U.S. dollar over the prior year period. Sales growth in this segment reflects increased demand in the Rest of World region offset by sales declines in Europe which reflects the strong performance in the prior year related to the biennial International Dental show.

The operating income increase for the three months ended June 30, 2016 as compared to 2015 reflects the impact of the merger.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Net Sales

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$1,794.6	$1,354.3	$440.3	32.5%
Less: precious metal content of sales	35.4	48.1	(12.7)	(26.4%)
Net sales, excluding precious metal content	$1,759.2	$1,306.2	$453.0	34.7%

Net sales, excluding precious metal content, for the six months ended June 30, 2016 were $1,759.2 million, an increase of $453.0 million from the second quarter of 2015, as reported by legacy DENTSPLY. The consolidation of Sirona since the merger date contributed sales of $448.7 million for the six months ended June 30, 2016. This excludes approximately $10.4 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 26.4% for the six months ended June 30, 2016, which was primarily related to the discontinued refinery product lines.

For the six month period ended June 30, 2016, sales of our combined businesses grew 4.9% on a constant currency basis. This includes a benefit of 1.5% from net acquisitions and was unfavorably impacted by discontinued products by approximately 60 basis points, which leads to internal growth of 4.0%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.6% due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business for the six month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$1,794.6	$1,354.3	$440.3	32.5%
Less: precious metal content of sales	35.4	48.1	(12.7)	(26.4%)
Net sales, excluding precious metal content	1,759.2	1,306.2	453.0	34.7%
Sirona net sales (a)	160.7	563.4	(402.7)	NM
Merger related adjustments (b)	10.4	—	10.4	NM
Elimination of intercompany net sales	(0.4)	(1.2)	0.8	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$1,929.9	$1,868.4	$61.5	3.3%
(a) Represents Sirona sales for January and February 2016, and the six months ended June 30, 2015.
(b) ) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, for the six months ended June 30, 2016 and 2015, respectfully, by geographic region is as follows:

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

United States	$644.4	$488.7	$155.7	31.9%

Europe	682.1	545.1	137.0	25.1%

Rest of World	432.7	272.4	160.3	58.8%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region for the six month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Six Months Ended
	June 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$647.0	$703.6	$444.0	$1,794.6
Less: precious metal content of sales	2.6	21.5	11.3	35.4
Net sales, excluding precious metal content	644.4	682.1	432.7	1,759.2
Sirona net sales (a)	60.5	59.4	40.8	160.7
Merger related adjustments (b)	9.9	0.5	—	10.4
Elimination of intercompany net sales	(0.1)	(0.3)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$714.7	$741.7	$473.5	$1,929.9
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Six Months Ended
	June 30, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$492.9	$575.0	$286.4	$1,354.3
Less: precious metal content of sales	4.2	29.9	14.0	48.1
Net sales, excluding precious metal content	488.7	545.1	272.4	1,306.2
Sirona net sales (a)	184.7	198.7	180.0	563.4
Elimination of intercompany net sales	(0.1)	(1.1)	—	(1.2)
Non-US GAAP combined business, net sales, excluding precious metal content	$673.3	$742.7	$452.4	$1,868.4
(a) Represents Sirona sales for the six months ended June 30, 2015.

United States

Reported net sales, excluding precious metal content, for the six months ended June 30, 2016, increased by 31.9% as compared to the six months ended June 30, 2015. This increase reflects sales of $154.5 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $9.9 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the six month period ended June 30, 2016, sales of our combined businesses grew 6.2% on a constant currency basis. This includes a benefit of 3.4% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which results in internal growth of 3.3%. Both segments generated comparable positive internal sales growth for the six months ended June 30, 2016.

Europe

Reported net sales, excluding precious metal content, for the six months ended June 30, 2016, increased by 25.1% as compared to the six months ended June 30, 2015. This increase reflects sales of $143.5 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $0.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the six month period ended June 30, 2016, sales of our combined businesses grew 1.5% on a constant currency basis. This includes an unfavorable impact of discontinued products of approximately 80 basis points, which results in internal growth of 2.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.7% due to the strengthening of the U.S. dollar over the prior year period. Growth in this region was driven by the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, for the six months ended June 30, 2016, increased by 58.8% as compared to the six months ended June 30, 2015. This increase reflects sales of $150.7 million as a result of the consolidation of the Sirona businesses since the merger date.

For the six month period ended June 30, 2016, sales of our combined businesses grew 8.6% on a constant currency basis. This includes a benefit of 1.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 30 basis points, which results in internal growth of 7.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 3.9% due to the strengthening of the U.S. dollar over the prior year period. Both segments generated comparable positive internal sales growth for the six months ended June 30, 2016.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Gross profit	$945.8	$773.0	$172.8	22.4%

Gross profit as a percentage of net sales, including precious metal content	52.7%	57.1%
Gross profit as a percentage of net sales, excluding precious metal content	53.8%	59.2%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 540 basis points for the six months ended June 30, 2016 as compared to the same six month period ended June 30, 2015. The roll-off of merger related fair value adjustments and the impact of Sirona’s lower gross profit rate negatively impacted the gross profit rate by approximately 720 basis points, partially offset by savings from the global efficiency program and favorable product pricing during the six months ended June 30, 2016 as compared to the June 30, 2015 period.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$744.2	$545.2	$199.0	36.5%
Restructuring and other costs	7.7	44.3	(36.6)	(82.6%)

SG&A as a percentage of net sales, including precious metal content	41.5%	40.3%
SG&A as a percentage of net sales, excluding precious metal content	42.3%	41.7%

SG&A Expenses

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the six months ended June 30, 2016 increased 60 basis points compared to the six months ended June 30, 2015. Merger and integration related expenses, including amortization expense, for the six months ended June 30, 2016 negatively impacted the rate by approximately 320 basis points, partially offset by Sirona’s lower operating expense rate and savings from the global efficiency program.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $7.7 million for the six months ended June 30, 2016 compared to $44.3 million for the six months ended June 30, 2015. In 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment.

Other Income and Expense

	Six Months Ended June 30,
(in millions)	2016	2015	Change

Net interest expense	$17.6	$19.1	$(1.5)
Other expense (income), net	(14.9)	0.2	(15.1)
Net interest and other expense	$2.7	$19.3	$(16.6)

Net Interest Expense

Net interest expense for the six months ended June 30, 2016 was $1.5 million lower compared to the six months ended June 30, 2015. The net decrease is a result of lower average interest rates and lower average debt levels in 2016 compared to the prior year period resulting in a decrease of $2.0 million in interest expense.

Other Expense (Income), Net

Other expense (income), net for the six months ended June 30, 2016 was income of $14.9 million, comprised primarily of currency transaction gains of $10.9 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances at June 30, 2016, and non-operating income of $4.0 million including a $5.7 million gain on the sale of a business in the March 2016 quarter. Other expense (income), net in the six months ended June 30, 2015 was expense of $0.2 million, comprised of $0.4 million of currency transaction gains offset by $0.6 million of non-operating expenses.

Income Taxes and Net Income

	Six Months Ended June 30,
(in millions, except per share data)	2016	2015	$ Change

Provision (benefit) for income taxes	$(40.0)	$43.6	NM

Effective income tax rate	NM	26.6%

Equity in net income (loss) of unconsolidated affiliated company	$—	$(12.6)	$12.6

Net income attributable to Dentsply Sirona	$230.4	$108.1	$122.3

Earnings per common share - diluted	$1.11	$0.76

NM - Not meaningful

Provision for Income Taxes

For the six months ended June 30, 2016, income taxes were a net benefit of $40.0 million. During the first six months the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $78.6 million, resulting from the merger. The Company also recorded $4.6 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 17.8%. In addition, the effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first six months of 2016 included the net impact of business combination related costs and fair value adjustments, amortization of purchased intangible assets, restructuring program related costs and other costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the benefit for income taxes by $203.8 million and $130.9 million, respectively.

In the first six months of 2015, the Company’s effective income tax rate included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, credit risk and fair value adjustments, business combination related costs and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $78.6 million and $11.9 million, respectively.

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

	Six Months Ended
	June 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$230.4	$1.11
Business combination related costs and fair value adjustments, net of tax	100.6	0.48
Amortization of purchased intangible assets, net of tax	46.5	0.22
Credit risk and fair value adjustments, net of tax	2.0	0.01
Restructuring program related costs and other costs, net of tax	1.7	0.01
Income tax related adjustments	(77.9)	(0.37)
Adjusted non-US GAAP earnings	$303.3	$1.46

	Six Months Ended
	June 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$108.1	$0.76
Restructuring program related costs and other costs, net of tax	41.4	0.29
Amortization of purchased intangible assets, net of tax	15.3	0.11
Certain fair value adjustments related to an unconsolidated affiliated company, net of tax	12.8	0.09
Income tax related adjustments	5.5	0.04
Credit risk and fair value adjustments, net of tax	3.3	0.02
Business combination related costs and fair value adjustments, net of tax	1.3	0.01
Adjusted non-US GAAP earnings	$187.7	$1.32

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

	Six Months Ended
	June 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$193.9	11.0%
Business combination related costs and fair value adjustments	130.8	7.4%
Amortization of purchased intangible assets	65.4	3.7%
Restructuring program related costs and other costs	9.2	0.5%
Credit risk and fair value adjustments	2.6	0.1%
Adjusted non-US GAAP Operating Income	$401.9	22.7%

	Six Months Ended
	June 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$183.5	14.0%
Restructuring program related costs and other costs	50.3	3.9%
Amortization of purchased intangible assets	21.9	1.7%
Credit risk and fair value adjustments	4.0	0.3%
Business combination related costs and fair value adjustments	1.8	0.1%
Adjusted non-US GAAP Operating Income	$261.5	20.0%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$997.5	$943.3	$54.2	5.7%

Technologies	761.7	362.9	398.8	NM
NM - Not meaningful

Segment Operating Income

	Six Months Ended
	June 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$282.4	$239.1	$43.3	18.1%

Technologies	165.9	42.6	$123.3	NM
NM - Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment for the six month period ended June 30, 2016 and 2015, respectfully, is as follows:

	Six Months Ended
	June 30, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$1,032.7	$761.9	$1,794.6
Less: precious metal content of sales	35.2	0.2	35.4
Net sales, excluding precious metal content	997.5	761.7	1,759.2
Sirona net sales (a)	15.7	145.0	160.7
Merger related adjustments (b)	—	10.4	10.4
Elimination of intercompany net sales	(0.4)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,012.8	$917.1	$1,929.9
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Six Months Ended
	June 30, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$991.0	$363.3	$1,354.3
Less: precious metal content of sales	47.7	0.4	48.1
Net sales, excluding precious metal content	943.3	362.9	1,306.2
Sirona net sales (a)	52.5	510.9	563.4
Elimination of intercompany net sales	(1.2)	—	(1.2)
Non-US GAAP combined business, net sales, excluding precious metal content	$994.6	$873.8	$1,868.4
(a) Represents Sirona sales for the six months ended June 30, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 5.7% as compared to the six months ended June 30, 2015. This increase reflects sales of $39.4 million as a result of the consolidation of the Sirona businesses since the merger date.

For the six month period ended June 30, 2016, sales of our combined businesses grew 3.8% on a constant currency basis. This includes a benefit of approximately 60 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 110 basis points, which results in internal growth of 4.3%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.9% due to the strengthening of the U.S. dollar over the prior year period. Sales growth in all regions was led by the Rest of World region.

The operating income increase for the six months ended June 30, 2016 as compared to 2015 reflects improved margins in Dental Consumables, savings from the global efficiency program, as well as the impact of the merger.

Technologies

Reported net sales, excluding precious metal content, increased $398.8 million as compared to the the six months ended June 30, 2015. This increase reflects sales of $409.3 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $10.4 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the six month period ended June 30, 2016, sales of our combined businesses grew 6.2% on a constant currency basis. This includes a benefit of 2.6% from net acquisitions which results in internal growth of 3.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.3% due to the strengthening of the U.S. dollar over the prior year period. Sales growth in all regions was led by the Rest of World region.

The operating income increase for the six months ended June 30, 2016 as compared to 2015 reflects the impact of the merger.

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

The performance of the Company's 2016 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“ WACC”) rates utilized in the 2016 analysis ranged from 6.7% to 14.7%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2016, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2016, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2016, one reporting unit, within the Company’s Technologies segment, would have a fair value that would approximate net book value. Goodwill for the reporting unit totals $66.0 million at June 30, 2016. To the extent that future operating results of the reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

Indefinite-Lived Assets

Indefinite-lived intangible assets consist of tradenames and are not subject to amortization; instead, they are tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is April 30.

The performance of the Company’s 2016 annual impairment test did not result in any impairment of the Company’s indefinite-lived assets. If the fair value of each of the Company’s indefinite-lived intangibles assets had been hypothetically reduced by 10% or the discount rate had been hypothetically increased by 50 basis points at April 30, 2016, the fair value of these assets would still exceed their book value.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2016

Cash flow from operating activities during the six months ended June 30, 2016 was $188.1 million compared to $211.2 million during the six months ended June 30, 2015. The year over year decrease in the first six months’ cash from operations was primarily related to increases in accounts receivable and merger transaction related fees and integration costs. The Company’s cash and cash equivalents increased by $27.0 million to $311.6 million during the six months ended June 30, 2016.

For the six months ended June 30, 2016, the number of days of sales outstanding in accounts receivable increased by two days to 56 days as compared to 54 days at December 31, 2015. On a constant currency basis, the number of days of sales in inventory increased by three days to 113 days at June 30, 2016 as compared to 110 days at December 31, 2015.

The cash provided by investing activities during the first six months of 2016 included cash acquired in the merger of Sirona of $522.3 million partially offset by capital expenditures of $47.9 million. The Company expects capital expenditures to be in the range of approximately $110.0 million to $125.0 million for the full year 2016.

At June 30, 2016, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors. Under this program, the Company repurchased 9.8 million shares during the first six months of 2016 for $600.0 million. As of June 30, 2016, the Company held 31.5 million shares of treasury stock. The Company received proceeds of $20.4 million as a result of the exercise of 0.6 million of stock options during the six months ended June 30, 2016.

The Company's total borrowings increased by a net $28.4 million during the six months ended June 30, 2016, which includes an increase of $22.0 million due to exchange rate fluctuations on debt denominated in foreign currencies. At June 30, 2016, the Company's ratio of total net debt to total capitalization was 9.5% compared to 27.1% at December 31, 2015. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2016, the Company issued the following: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031. Proceeds from the aforementioned Senior Notes were used to pay the final required payment of $75.0 million under the $250.0 million Private Placement Notes maturing February 19, 2016.

On March 16, 2016, the Company terminated Sirona’s Senior Facilities Agreement and repaid the $52.5 million Facility A Term Loan that was set to mature November 16, 2016.

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

Effective June 30, 2016, the Company exercised its option to amended and extend its $500.0 million five-year multi-currency revolving credit agreement to replace certain lenders and extend the maturity date by one year to July 23, 2021. Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At June 30, 2016, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At June 30, 2016, there were no outstanding borrowings under the multi-currency revolving facility.

The Company also has access to $51.2 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At June 30, 2016, the Company had $0.1 million outstanding under these short-term lines of credit. At June 30, 2016, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $552.0 million.

At June 30, 2016, the Company held $40.3 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.
At June 30, 2016, approximately $242.5 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due in 2016 utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

On June 27, 2016, the Company announced a definitive agreement to acquire all of the outstanding shares of privately held MIS Implants Technologies Ltd. (“MIS”) for $375.0 million in cash. The Company expects to close the acquisition by the end of 2016 upon successful completion of pre-closing conditions and routine governmental clearances, and plans to satisfy the purchase price with a mix of available cash, credit facilities and/or new debt.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are likely to materially affect, its internal control over financial reporting. In connection with the merger with Sirona during the quarter ended March 31, 2016, management has documented and is in the process of testing Sirona’s internal controls over financial reporting, and will incorporate Sirona into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2016.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Reference to Part I, Item 1, Note 15, Commitments and Contingencies, to the Unaudited Interim Consolidated Financial Statements.

Item 1A – Risk Factors

Except as set forth in the Company’s Form 10-Q for the quarter ended March 31, 2016, there have been no material changes to the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2016, the Company had authorization to maintain up to 34.0 million shares of treasury stock under the stock repurchase program as approved by the Board of Directors on March 31, 2011.  During the quarter ended June 30, 2016, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

April 1, 2016 to April 30, 2016	—	—	—	3.7
May 1, 2016 to May 31, 2016	1.1	$61.50	$70.0	2.7
June 1, 2016 to June 30, 2016	0.5	62.91	30.0	2.5
	1.6	$61.92	$100.0

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Jeffrey T. Slovin	August 5, 2016
	Jeffrey T. Slovin	Date
Chief Executive Officer

/s/	Ulrich Michel	August 5, 2016
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer