Form 10-Q
period 2016-09-30
DENTSPLY SIRONA Inc.
filed 2016-11-04
CIK 818479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At
October 27, 2016, DENTSPLY SIRONA Inc. had 230,880,470 shares of Common Stock outstanding, with a par value of $.01 per share.

DENTSPLY SIRONA Inc.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$954.2	$648.9	$2,748.8	$2,003.2
Cost of products sold	440.6	279.4	1,289.4	860.7

Gross profit	513.6	369.5	1,459.4	1,142.5
Selling, general and administrative expenses	379.1	264.3	1,123.3	809.5
Restructuring and other costs	7.9	6.6	15.6	50.9

Operating income	126.6	98.6	320.5	282.1

Other income and expenses:
Interest expense	8.4	9.6	26.9	30.1
Interest income	(0.5)	(0.4)	(1.4)	(1.8)
Other expense (income), net	1.6	(3.8)	(13.3)	(3.6)

Income before income taxes	117.1	93.2	308.3	257.4
Provision (benefit) for income taxes	24.8	19.6	(15.2)	63.2
Equity in net income (loss) of unconsolidated affiliated company	—	10.8	—	(1.7)

Net income	92.3	84.4	323.5	192.5

Less: Net (loss) income attributable to noncontrolling interests	(0.2)	(0.1)	0.6	(0.1)

Net income attributable to Dentsply Sirona	$92.5	$84.5	$322.9	$192.6

Earnings per common share:
Basic	$0.40	$0.60	$1.51	$1.38
Diluted	$0.39	$0.59	$1.48	$1.35

Weighted average common shares outstanding:
Basic	232.6	139.8	213.8	140.0
Diluted	236.3	142.4	217.4	142.5
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$92.3	$84.4	$323.5	$192.5

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	38.8	(37.7)	132.8	(150.6)
Net (loss) gain on derivative financial instruments	(4.2)	1.1	(20.5)	9.0
Net unrealized holding loss on available-for-sale securities	—	(78.8)	—	(8.5)
Pension liability gain	1.3	2.9	3.1	4.3
Total other comprehensive income (loss), net of tax	35.9	(112.5)	115.4	(145.8)

Total comprehensive income (loss)	128.2	(28.1)	438.9	46.7

Less: Comprehensive income attributable
to noncontrolling interests	0.5	—	1.4	0.5

Comprehensive income (loss) attributable to
Dentsply Sirona	$127.7	$(28.1)	$437.5	$46.2

See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$330.7	$284.6
Accounts and notes receivables-trade, net	672.1	399.9
Inventories, net	556.4	340.4
Prepaid expenses and other current assets, net	282.4	171.8

Total Current Assets	1,841.6	1,196.7

Property, plant and equipment, net	822.9	558.8
Identifiable intangible assets, net	3,135.6	600.7
Goodwill, net	6,056.7	1,987.6
Other noncurrent assets, net	95.6	59.1

Total Assets	$11,952.4	$4,402.9

Liabilities and Equity
Current Liabilities:
Accounts payable	$224.0	$133.6
Accrued liabilities	482.8	310.1
Income taxes payable	47.0	20.2
Notes payable and current portion of long-term debt	16.4	12.1

Total Current Liabilities	770.2	476.0

Long-term debt	1,569.8	1,141.0
Deferred income taxes	854.5	160.3
Other noncurrent liabilities	400.8	286.2

Total Liabilities	3,595.3	2,063.5

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value; 0.3 million shares authorized; no shares issued	—	—
Common stock, $.01 par value;	2.6	1.6
400.0 million and 200.0 million shares authorized at September 30, 2016 and December 31, 2015, respectively
264.5 million and 162.8 million shares issued at September 30, 2016 and December 31, 2015, respectively
231.6 million and 140.1 million shares outstanding at September 30, 2016 and December 31, 2015, respectively.
Capital in excess of par value	6,509.3	237.8
Retained earnings	3,859.0	3,591.0
Accumulated other comprehensive loss	(479.4)	(594.0)
Treasury stock, at cost, 32.9 million and 22.7 million shares at September 30, 2016 and December 31, 2015, respectively	(1,547.4)	(898.4)
Total Dentsply Sirona Equity	8,344.1	2,338.0

Noncontrolling interests	13.0	1.4

Total Equity	8,357.1	2,339.4

Total Liabilities and Equity	$11,952.4	$4,402.9
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$323.5	$192.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87.0	61.6
Amortization	109.9	32.8
Amortization of deferred financing costs	3.6	3.3
Deferred income taxes	(102.0)	39.2
Share-based compensation expense	29.4	19.5
Restructuring and other costs - non-cash	4.2	37.8
Excess tax benefits from share-based compensation	(11.3)	(10.0)
Equity in net loss from unconsolidated affiliates	—	1.7
Other non-cash income	(41.4)	(10.0)
Loss on disposal of property, plant and equipment	1.8	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable-trade, net	(92.9)	(27.9)
Inventories, net	40.9	10.1
Prepaid expenses and other current assets, net	(22.7)	(7.0)
Other noncurrent assets, net	4.9	4.1
Accounts payable	(1.4)	11.2
Accrued liabilities	2.5	4.6
Income taxes	(8.7)	(7.2)
Other noncurrent liabilities	13.7	14.1

Net cash provided by operating activities	341.0	371.0

Cash flows from investing activities:

Capital expenditures	(79.0)	(51.7)
Cash assumed in Sirona merger	522.3	—
Cash paid for acquisitions of businesses, net of cash acquired	(341.8)	(3.3)
Cash received from sale of business or product line	6.0	—
Cash received on derivatives contracts	12.7	22.4
Cash paid on derivatives contracts	(15.7)	(0.8)
Expenditures for identifiable intangible assets	(1.1)	—
Proceeds from redemption of Corporate Bonds	—	47.7
Purchase of Company-owned life insurance policies	(1.7)	(1.4)
Proceeds from sale of property, plant and equipment, net	4.9	0.3

Net cash provided by investing activities	106.6	13.2

Cash flows from financing activities:

(Decrease) increase in short-term borrowings	(47.7)	0.9
Cash paid for treasury stock	(694.7)	(112.7)
Cash dividends paid	(46.7)	(29.9)
Cash paid for acquisition of noncontrolling interests of consolidated subsidiary	—	(80.4)
Proceeds from long-term borrowings	840.7	—
Repayments on long-term borrowings	(503.2)	(109.1)
Proceeds from exercised stock options	26.8	27.2
Excess tax benefits from share-based compensation	11.3	10.0

Net cash used in financing activities	(413.5)	(294.0)

Effect of exchange rate changes on cash and cash equivalents	12.0	(5.4)

Net increase in cash and cash equivalents	46.1	84.8

Cash and cash equivalents at beginning of period	284.6	151.6

Cash and cash equivalents at end of period	$330.7	$236.4

Schedule of non-cash investing activities:
Merger financed by common stock	$6,256.2	$—
See accompanying Notes to Unaudited Interim Consolidated Financial Statements.

DENTSPLY SIRONA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1.6	$221.7	$3,380.7	$(441.1)	$(841.6)	$2,321.3	$0.9	$2,322.2

Net income	—	—	192.6	—	—	192.6	(0.1)	192.5

Other comprehensive (loss) income	—	—	—	(146.4)	—	(146.4)	0.6	(145.8)

Exercise of stock options	—	(6.2)	—	—	33.2	27.0	—	27.0
Tax benefit from stock options exercised	—	10.0	—	—	—	10.0	—	10.0
Share based compensation expense	—	19.4	—	—	—	19.4	—	19.4
Funding of Employee Stock Ownership Plan	—	1.1	—	—	3.7	4.8	—	4.8
Treasury shares purchased	—	—	—	—	(112.7)	(112.7)	—	(112.7)
RSU distributions	—	(14.3)	—	—	8.7	(5.6)	—	(5.6)
RSU dividends	—	0.3	(0.3)	—	—	—	—	—
Cash dividends ($0.2175 per share)	—	—	(30.3)	—	—	(30.3)	—	(30.3)
Balance at September 30, 2015	$1.6	$232.0	$3,542.7	$(587.5)	$(908.7)	$2,280.1	$1.4	$2,281.5

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Dentsply Sirona Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.6	$237.8	$3,591.0	$(594.0)	$(898.4)	$2,338.0	$1.4	$2,339.4

Net income	—	—	322.9	—	—	322.9	0.6	323.5

Other comprehensive income	—	—	—	114.6	—	114.6	0.8	115.4

Common stock issuance related to Sirona merger	1.0	6,255.2	—	—	—	6,256.2	10.2	6,266.4
Exercise of stock options	—	(9.0)	—	—	35.6	26.6	—	26.6
Tax benefit from stock options exercised	—	11.3	—	—	—	11.3	—	11.3
Share based compensation expense	—	29.4	—	—	—	29.4	—	29.4
Funding of Employee Stock Ownership Plan	—	2.1	—	—	4.2	6.3	—	6.3
Treasury shares purchased	—	—	—	—	(699.6)	(699.6)	—	(699.6)
RSU distributions	—	(18.0)	—	—	10.8	(7.2)	—	(7.2)
RSU dividends	—	0.5	(0.5)	—	—	—	—	—
Cash dividends ($0.2325 per share)	—	—	(54.4)	—	—	(54.4)	—	(54.4)
Balance at September 30, 2016	$2.6	$6,509.3	$3,859.0	$(479.4)	$(1,547.4)	$8,344.1	$13.0	$8,357.1

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

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim Consolidated Statements of Operations for the three and nine months ended September 30, 2016 include the results of operations for Sirona for the period February 29, 2016 to September 30, 2016. The accompanying unaudited interim Consolidated Balance Sheets at September 30, 2016 includes Sirona’s acquired assets and assumed liabilities. See Note 5, Business Combinations, for additional information about the merger.

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

Accounts and notes receivables – trade, net are stated net of allowances for doubtful accounts and trade discounts, which were $21.9 million at September 30, 2016 and $10.7 million at December 31, 2015.

Marketable Securities

The Company accounts for its direct investment in the DIO Corporation (“DIO”) using the cost-basis method of accounting. At September 30, 2016, the fair value of the direct investment was $90.6 million.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This accounting standard requires that an entity measure inventory at the lower of cost or net realizable value, as opposed to the lower of cost or market value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Excluded from this update are the last-in, first-out (“LIFO”) and retail inventory methods of accounting for inventory. The amendments in this standard are effective for interim and fiscal periods beginning after December 15, 2016 . Prospective application is required for presentation purposes. The Company is currently assessing the impact that this pronouncements may have on its financial position and disclosures.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This newly issued accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities in the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases in the balance sheet. This standard also provides guidance from the lessees prospective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied retrospectively using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation.” This newly issued accounting standard seeks to simplify the accounting for all entities that issue share-based payment awards to their employees. The primary areas of change include accounting for income taxes, cash flow statement classification of excess tax benefits and employee taxes paid when an employer withholds shares, accounting for forfeitures and tax withholding requirements. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid in the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows.” This newly issued accounting standard seeks to clarify the presentation of eight specific cash flow issues in order to reduce diversity in practice. The topics of clarification include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows. The amendments in this update are effective for interim and fiscal periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently assessing the impact that this standard will have on the presentation of its Consolidated Statements of Cash Flows.
NOTE 2 – STOCK COMPENSATION

The following table represents total stock based compensation expense for non-qualified stock options, restricted stock units (“RSU”) and the tax related benefit for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Stock option expense	$2.7	$2.3	$7.7	$6.0
RSU expense	9.1	5.1	20.7	12.5
Total stock based compensation expense	$11.8	$7.4	$28.4	$18.5

Total related tax benefit	$3.0	$2.1	$7.1	$5.5

For the three and nine months ended September 30, 2016, stock compensation expense of $11.8 million and $28.4 million, respectively, of which, $11.6 million and $28.0 million, respectively, was recorded in Selling, general and administrative expenses and $0.2 million and $0.4 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, stock compensation expense of $7.4 million and $18.5 million, respectively, of which $7.1 million and $18.0 million, respectively, was recorded in Selling, general and administrative expense and $0.3 million and $0.5 million, respectively, was recorded in Cost of products sold in the Consolidated Statements of Operations.

NOTE 3 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income, net of tax, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Foreign currency translation gains	$42.2	$2.3	$149.4	$—
Foreign currency translation losses	—	—	—	(150.4)
Foreign currency translation gain on hedges of net investments	—	0.5	—	—
Foreign currency translation loss on hedges of net investments	(4.1)	—	(17.4)	(0.8)

These amounts are recorded in AOCI, net of any related tax adjustments. At September 30, 2016 and December 31, 2015, the cumulative tax adjustments were $191.5 million and $169.3 million, respectively, primarily related to foreign currency translation gains and losses.

The cumulative foreign currency translation adjustments included translation losses of $158.1 million and $307.5 million at September 30, 2016 and December 31, 2015, respectively, and cumulative losses on loans designated as hedges of net investments of $111.1 million and $93.7 million, respectively.  These foreign currency translation gains and losses were partially offset by movements on derivative financial instruments, which are discussed in Note 10, Financial Instruments and Derivatives.

Changes in AOCI, net of tax, by component for the nine months ended September 30, 2016 and 2015:

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Pension Liability Gain (Loss)	Total

Balance at December 31, 2015	$(401.2)	$(1.2)	$(110.2)	$(81.4)	$(594.0)
Other comprehensive income (loss) before reclassifications and tax impact	119.9	(6.7)	(21.6)	0.6	92.2
Tax impact	12.1	2.0	8.3	(0.2)	22.2
Other comprehensive income (loss), net of tax, before reclassifications	132.0	(4.7)	(13.3)	0.4	114.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.5)	—	2.7	0.2
Net increase (decrease) in other comprehensive income	132.0	(7.2)	(13.3)	3.1	114.6
Balance at September 30, 2016	$(269.2)	$(8.4)	$(123.5)	$(78.3)	$(479.4)

(in millions)	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Financial Instruments Designated as Cash Flow Hedges	Gain (Loss) on Derivative Financial Instruments Designated as Net Investment Hedges	Net Unrealized Holding Gain (Loss)on Available-for-Sale Securities	Pension Liability Gain (Loss)	Total

Balance at December 31, 2014	$(212.5)	$(10.8)	$(112.7)	$8.5	$(113.6)	$(441.1)
Other comprehensive (loss) income before reclassifications and tax impact	(143.4)	17.8	6.2	(6.9)	—	(126.3)
Tax impact	(7.8)	(2.4)	(1.8)	2.1	—	(9.9)
Other comprehensive (loss) income, net of tax, before reclassifications	(151.2)	15.4	4.4	(4.8)	—	(136.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(10.8)	—	(3.7)	4.3	(10.2)
Net (decrease) increase in other comprehensive income	(151.2)	4.6	4.4	(8.5)	4.3	(146.4)
Balance at September 30, 2015	$(363.7)	$(6.2)	$(108.3)	$—	$(109.3)	$(587.5)

Reclassifications out of accumulated other comprehensive income (expense) to the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015:

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended
	2016	2015

Gain (loss) on derivative financial instruments:
Interest rate swaps	$(0.4)	$(1.1)	Interest expense
Foreign exchange forward contracts	—	3.8	Cost of products sold
Foreign exchange forward contracts	—	0.1	SG&A expenses
Commodity contracts	—	—	Cost of products sold
Net gain before tax	(0.4)	2.8
Tax impact	0.1	(0.2)	Provision (benefit) for income taxes
Net (loss) gain after tax	$(0.3)	$2.6

Net unrealized holding gain (loss) on available-for-sale securities:
Available-for-sale securities	$—	$5.1	Other expense (income), net
Tax impact	—	(1.4)	Provision (benefit) for income taxes
Net loss after tax	$—	$3.7

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of net actuarial losses	$(1.4)	$(2.0)	(a)
Net loss before tax	(1.4)	(2.0)
Tax impact	0.5	0.6	Provision (benefit) for income taxes
Net loss after tax	$(0.9)	$(1.4)

Total reclassifications for the period	$(1.2)	$4.9
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the three months ended September 30, 2016 and 2015 (see Note 8, Benefit Plans, for additional details).

(in millions)
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statements of Operations
	Nine Months Ended
	2016	2015

Gain (loss) on derivative financial instruments:
Interest rate swaps	$(2.4)	$(3.1)	Interest expense
Foreign exchange forward contracts	5.2	14.5	Cost of products sold
Foreign exchange forward contracts	0.1	0.5	SG&A expenses
Commodity contracts	(0.1)	(0.3)	Cost of products sold
Net gain before tax	2.8	11.6
Tax impact	(0.3)	(0.8)	Provision (benefit) for income taxes
Net gain after tax	$2.5	$10.8

Net unrealized holding gain (loss) on available-for-sale securities:
Available-for-sale securities	$—	$5.1	Other expense (income), net
Tax impact	—	(1.4)	Provision (benefit) for income taxes
Net loss after tax	$—	$3.7

Amortization of defined benefit pension and other postemployment benefit items:
Amortization of prior service benefits	$0.1	$0.1	(a)
Amortization of net actuarial losses	(4.0)	(6.1)	(a)
Net loss before tax	(3.9)	(6.0)
Tax impact	1.2	1.7	Provision (benefit) for income taxes
Net loss after tax	$(2.7)	$(4.3)

Total reclassifications for the period	$(0.2)	$10.2
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for the nine months ended September 30, 2016 and 2015 (see Note 8, Benefit Plans, for additional details).

NOTE 4 – EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

Basic Earnings Per Common Share Computation	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	2016	2015	2016	2015

Net income attributable to Dentsply Sirona	$92.5	$84.5	$322.9	$192.6

Weighted average common shares outstanding	232.6	139.8	213.8	140.0

Earnings per common share - basic	$0.40	$0.60	$1.51	$1.38

Diluted Earnings Per Common Share Computation
(in millions, except per share amounts)

Net income attributable to Dentsply Sirona	$92.5	$84.5	$322.9	$192.6

Weighted average common shares outstanding	232.6	139.8	213.8	140.0
Incremental weighted average shares from assumed exercise of dilutive options from stock-based compensation awards	3.7	2.6	3.6	2.5
Total weighted average diluted shares outstanding	236.3	142.4	217.4	142.5

Earnings per common share - diluted	$0.39	$0.59	$1.48	$1.35

The calculation of weighted average diluted common shares outstanding excludes stock options and RSUs of 0.5 million and 0.7 million shares of common stock that were outstanding during the three and nine months ended September 30, 2016, respectively, because their effect would be antidilutive. There were 0.8 million and 1.0 million antidilutive shares of common stock outstanding during the three and nine months ended September 30, 2015, respectively.

On February 29, 2016, in conjunction with the merger, the Company increased the authorized number of common shares to 400.0 million. On September 21, 2016, the Company’s Board of Directors increased the authorized number of shares that can be held in Treasury by 5.0 million to 39.0 million.

NOTE 5 – BUSINESS COMBINATIONS

On February 29, 2016, DENTSPLY merged with Sirona in an all-stock transaction and the registrant was renamed DENTSPLY SIRONA Inc. In connection with the merger, each former share of Sirona common stock issued and outstanding immediately prior to February 29, 2016, was converted to 1.8142 shares of DENTSPLY common stock. The Company issued approximately 101.8 million shares of DENTSPLY common stock to former shareholders of Sirona common stock, representing approximately 42% of the approximately 242.2 million total shares of DENTSPLY common stock outstanding on the merger date.

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

The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed at the date of the merger:

(in millions)

Cash and cash equivalents	$522.3
Trade receivables	143.0
Inventory	220.7
Prepaid expenses and other current assets	111.6
Property, plant and equipment	237.1
Identifiable intangible assets	2,435.0
Goodwill	3,762.9
Other long-term assets	10.9
Total assets	7,443.5
Accounts payable	68.0
Other current liabilities	191.3
Debt	57.5
Deferred income taxes	766.9
Other long-term liabilities	93.4
Total liabilities	1,177.1
Noncontrolling interest	10.2
Total identifiable net assets	$6,256.2

Inventory held by Sirona included a fair value adjustment of $72.0 million.  The Company expensed this amount through June 30, 2016 as the acquired inventory was sold.

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

The $3,762.9 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is considered to represent the value associated with workforce and synergies the two companies anticipate realizing as a combined company.  Goodwill of $3,650.0 million has been assigned to the Company's Technologies segment and $112.9 million has been assigned to the Company’s Dental and Healthcare Consumables segment. The goodwill is not expected to be deductible for tax purposes.

Sirona contributed net sales of $735.2 million and operating income of $162.4 million to the Company's Consolidated Statements of Operations during the period from February 29, 2016 to September 30, 2016 and is primarily included in the Technologies segment.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the merger occurred on January 1, 2015.  Sirona’s financial information has been compiled in a manner consistent with the accounting policies adopted by DENTSPLY. The following unaudited pro forma financial information for the three and nine months ended September 30, 2016 and 2015, has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the merger occurred on January 1, 2015, nor are they indicative of any future results.

	Pro forma - unaudited
	Three Months Ended		Nine Months Ended
(in millions, except per share amount)	2016	2015	2016	2015

Net sales	$955.8	$951.7	$2,917.9	$2,856.7
Net income attributable to Dentsply Sirona	$94.0	$116.2	$328.9	$292.1
Diluted earnings per common share	$0.40	$0.47	$1.39	$1.19

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

For the nine months ended September 30, 2016, in connection with the merger, the Company has incurred $29.0 million of transaction related costs, primarily amounts paid to third party advisers, legal and banking fees, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

In September 2016, the Company finalized the acquisitions of MIS Implants Technologies Ltd., a dental implant systems manufacturer headquartered in northern Israel and a small acquisition of a healthcare consumable business. Total purchase price related to these two acquisitions was $341.4 million, net of cash acquired of $61.4 million, subject to final purchase price adjustments. At September 30, 2016, the Company recorded a preliminary estimate of $234.1 million in goodwill related to the difference between the fair value of assets acquired and liabilities assumed and the consideration given for the acquisitions. Intangible assets acquired consist of the following:

(in millions, except for useful life)		Weighted Average
		Useful Life
	Amount	(in years)

Customer relationships	$61.9	15
Developed technology and patents	32.1	15
Trade names and trademarks	25.3	Indefinite
Total	$119.3

The results of operations for these businesses have been included in the accompanying financial statements as of the effective date of the respective transactions. The purchase prices have been assigned on the basis of preliminary estimates of the fair values of assets acquired and liabilities assumed. These transactions were not material to the Company’s net sales and net income attributable to Dentsply Sirona for the three and nine months ended September 30, 2016.

NOTE 6 – SEGMENT INFORMATION

The Company has numerous operating businesses covering a wide range of dental consumable products, dental technology products and certain healthcare products primarily serving the professional dental market. Professional dental products represented approximately 92% of net sales for the three and nine months ended September 30, 2016 and 88% of net sales for the three and nine months ended September 30, 2015.

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

The following tables set forth information about the Company’s segments for the three and nine months ended September 30, 2016 and 2015:

Third Party Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$512.1	$484.1	$1,544.8	$1,475.1
Technologies	442.1	164.8	1,204.0	528.1
Total net sales	$954.2	$648.9	$2,748.8	$2,003.2

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$497.2	$464.7	$1,494.7	$1,408.0
Technologies	442.0	164.6	1,203.7	527.6
Total net sales, excluding precious metal content	939.2	629.3	2,698.4	1,935.6
Precious metal content of sales	15.0	19.6	50.4	67.6
Total net sales, including precious metal content	$954.2	$648.9	$2,748.8	$2,003.2

Inter-segment Net Sales

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$58.6	$47.9	$173.2	$156.2
Technologies	1.2	1.8	4.7	5.2
All Other (a)	59.1	51.8	178.4	161.5
Eliminations	(118.9)	(101.5)	(356.3)	(322.9)
Total	$—	$—	$—	$—
(a) Includes amounts recorded at one distribution warehouse not managed by named segments.

Segment Adjusted Operating Income

	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Dental and Healthcare Consumables	$134.3	$122.8	$416.7	$361.9
Technologies	89.8	19.5	255.7	62.2
Segment adjusted operating income before income taxes and interest	224.1	142.3	672.4	424.1

Reconciling items (income) expense:
All Other (b)	43.8	25.8	222.8	56.9
Restructuring and other costs	7.9	6.6	15.6	50.9
Interest expense	8.4	9.6	26.9	30.1
Interest income	(0.5)	(0.4)	(1.4)	(1.8)
Other expense (income), net	1.6	(3.8)	(13.3)	(3.6)
Amortization of intangible assets	44.4	10.9	110.0	32.8
Depreciation resulting from the fair value step-up of property, plant and equipment from business combinations	1.4	0.4	3.5	1.4
Income before income taxes	$117.1	$93.2	$308.3	$257.4
(b) Includes the results of unassigned Corporate headquarter costs, inter-segment eliminations and one distribution warehouse not managed by named segments.

Assets

(in millions)	September 30, 2016	December 31, 2015

Dental and Healthcare Consumables	$2,197.0	$1,776.5
Technologies	7,175.8	951.2
All Other (c)	2,579.6	1,675.2
Total	$11,952.4	$4,402.9
(c) Includes the assets of Corporate headquarters, inter-segment eliminations and one distribution warehouse not managed by named segments.

For the three and nine months ended September 30, 2016, two customers accounted for 23% and 25%, respectively, of consolidated net sales for the period. At September 30, 2016, two customers accounted for 28% of the consolidated accounts receivable balance.

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of inventories determined by the last-in, first-out (“LIFO”) method at September 30, 2016 and December 31, 2015 were $8.5 million and $8.1 million, respectively. The cost of other inventories was determined by the first-in, first-out (“FIFO”) or average cost methods. If the FIFO method had been used to determine the cost of LIFO inventories, the amounts at which net inventories are stated would be higher than reported at September 30, 2016 and December 31, 2015 by $6.7 million and $6.6 million, respectively.

Inventories, net of inventory valuation reserves, consist of the following:

(in millions)	September 30, 2016	December 31, 2015

Finished goods	$338.8	$218.2
Work-in-process	85.3	52.3
Raw materials and supplies	132.3	69.9
Inventories, net	$556.4	$340.4

The inventory valuation reserves were $42.7 million and $36.3 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 8 – BENEFIT PLANS

The following sets forth the components of net periodic benefit cost of the Company’s defined benefit plans and for the Company’s other postemployment benefit plans for the three and nine months ended September 30, 2016 and 2015:

Defined Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Service cost	$3.8	$4.3	$11.5	$13.0
Interest cost	2.0	1.8	5.8	5.5
Expected return on plan assets	(1.2)	(1.3)	(3.6)	(4.1)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	1.3	1.9	3.8	5.9
Curtailment and settlement loss	1.2	—	1.2	—
Net periodic benefit cost	$7.1	$6.7	$18.6	$20.2

Other Postemployment Benefit Plans	Three Months Ended		Nine Months Ended
(in millions)	2016	2015	2016	2015

Service cost	$—	$0.1	$0.2	$0.3
Interest cost	0.1	0.1	0.4	0.5
Amortization of net actuarial loss	0.1	0.1	0.2	0.1
Net periodic benefit cost	$0.2	$0.3	$0.8	$0.9

The following sets forth the information related to the contributions to the Company’s benefit plans for 2016:

(in millions)	Pension Benefits	Other Postemployment Benefits

Actual contributions through September 30, 2016	$10.6	$0.1
Projected contributions for the remainder of the year	4.2	0.6
Total projected contributions	$14.8	$0.7

The Company predominantly uses liability durations in establishing its discount rates, which are observed from indices of high-grade corporate bond yield curves in the respective economic regions of the plan. During the first quarter of 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit costs for the Company’s major defined benefit pension plans in Germany, Switzerland and for all defined benefit pension and other postemployment healthcare plans in the United States. Historically, the Company estimated the service cost and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company has elected to use a spot rate approach for the estimation of these components of benefit cost by applying the specific spot rates along the yield curve to the relevant projected cash flows, as the Company believes this provides a better estimate of service and interest costs. The Company considers this a change in estimate and, accordingly, started to account for it prospectively in the quarter ended March 31, 2016. This change does not affect the measurement of the Company’s total benefit obligation.

NOTE 9 – RESTRUCTURING AND OTHER COSTS

Restructuring Costs

During the three and nine months ended September 30, 2016 , the Company recorded net restructuring costs and other costs of $7.9 million and $15.6 million, respectively. During the three and nine months ended September 30, 2015, the Company recorded net restructuring costs and other costs of $6.6 million and $50.9 million, respectively. The cost incurred in 2016 were primarily related to restructuring programs initiated in 2015. During 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment. These costs are recorded in Restructuring and other costs in the Consolidated Statements of Operations and the associated liabilities are recorded in Accrued liabilities in the Consolidated Balance Sheets.

At September 30, 2016, the Company’s restructuring accruals were as follows:

	Severance
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$1.5	$34.6	$—	$36.1
Provisions	—	6.5	5.0	11.5
Amounts applied	(0.8)	(17.0)	(1.3)	(19.1)
Change in estimates	(0.1)	(0.1)	(0.2)	(0.4)
Balance at September 30, 2016	$0.6	$24.0	$3.5	$28.1

	Lease/Contract Terminations
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.7	$3.4	$—	$4.1
Provisions	—	3.4	—	3.4
Amounts applied	(0.6)	(1.4)	—	(2.0)
Change in estimates	—	(2.9)	—	(2.9)
Balance at September 30, 2016	$0.1	$2.5	$—	$2.6

	Other Restructuring Costs
(in millions)	2014 and Prior Plans	2015 Plans	2016 Plans	Total

Balance at December 31, 2015	$0.3	$0.6	$—	$0.9
Provisions	0.1	2.2	—	2.3
Amounts applied	(0.2)	(2.2)	—	(2.4)
Change in estimate	—	(0.3)	—	(0.3)
Balance at September 30, 2016	$0.2	$0.3	$—	$0.5

The following table provides the year-to-date changes in the restructuring accruals by segment:

(in millions)	December 31, 2015	Provisions	Amounts Applied	Change in Estimates	September 30, 2016

Dental and Healthcare Consumables	$35.7	$12.9	$(19.3)	$(2.8)	$26.5
Technologies	4.3	3.3	(3.4)	(0.4)	3.8
All Other	1.1	1.0	(0.8)	(0.4)	0.9
Total	$41.1	$17.2	$(23.5)	$(3.6)	$31.2

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $85 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

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

Derivative Instruments Designated as Hedging

Cash Flow Hedges

The following table summarizes the notional amounts of cash flow hedges by derivative instrument type at September 30, 2016 and the notional amounts expected to mature during the next 12 months, with a discussion of the various cash flow hedges by derivative instrument type following the table:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$261.9	$194.9
Interest rate swaps	123.8	—
Commodity contracts	0.2	0.2
Total derivative instruments designated as cash flow hedges	$385.9	$195.1

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

Interest Rate Risk Management

The Company uses interest rate swaps to convert a portion of its variable interest rate debt to fixed interest rate debt. At September 30, 2016, the Company has one significant exposure hedged with interest rate contracts. The exposure is hedged with derivative contracts having notional amounts totaling 12.6 billion Japanese yen, which effectively converts the underlying variable interest rate debt facility to a fixed interest rate of 0.9% for an initial term of five years ending September 2019. Another exposure hedged with derivative contracts had a notional amount of 65.0 million Swiss francs, and effectively converted the underlying variable interest rate of a Swiss franc denominated loan to a fixed interest rate of 1.8% for a term of five years, that matured in September 2016.

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

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the three months ended September 30, 2016 and 2015:

For the three months ended September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$0.6	Interest expense	$(0.4)	$—
Foreign exchange forward contracts	(2.6)	Cost of products sold	—	—
Commodity contracts	(0.1)	Cost of products sold	—	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total in cash flow hedging	$(2.1)		$(0.4)	$(0.5)

For the three months ended September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.1)	Interest expense	$(1.1)	$—
Foreign exchange forward contracts	(2.9)	Cost of products sold	3.8	—
Foreign exchange forward contracts	—	SG&A expenses	0.1	—
Commodity contracts	(0.2)	Cost of products sold	—	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.5)
Total for cash flow hedging	$(3.2)		$2.8	$(0.5)

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and income (expense) in the Company’s Consolidated Statements of Operations related to all cash flow hedges for the nine months ended September 30, 2016 and 2015:

For the nine months ended September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(0.9)	Interest expense	$(2.4)	$—
Foreign exchange forward contracts	(5.7)	Cost of products sold	5.2	—
Foreign exchange forward contracts	(0.2)	SG&A expenses	0.1	—
Commodity contracts	0.1	Cost of products sold	(0.1)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total in cash flow hedging	$(6.7)		$2.8	$(0.3)

For the nine months ended September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Effective Portion Reclassified from AOCI into Income (Expense)	Ineffective Portion Recognized in Income (Expense)

(in millions)

Effective Portion:
Interest rate swaps	$(1.4)	Interest expense	$(3.1)	$—
Foreign exchange forward contracts	19.1	Cost of products sold	14.5	—
Foreign exchange forward contracts	0.3	SG&A expenses	0.5	—
Commodity contracts	(0.2)	Cost of products sold	(0.3)	—

Ineffective Portion:
Foreign exchange forward contracts	—	Other expense (income), net	—	(0.3)
Total for cash flow hedging	$17.8		$11.6	$(0.3)

Overall, the derivatives designated as cash flow hedges are considered to be highly effective. At September 30, 2016, the Company expects to reclassify $2.8 million of deferred net losses on cash flow hedges recorded in AOCI to the Consolidated Statements of Operations during the next 12 months. This reclassification is primarily due to the sale of inventory that includes hedged purchases and recognized interest expense on interest rate swaps. The term over which the Company is hedging exposures to variability of cash flows (for all forecasted transactions, excluding interest payments on variable interest rate debt) is typically 18 months.

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

The following table summarizes the notional amounts of hedges of net investments by derivative instrument type at September 30, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$208.2	$208.2

The fair value of the foreign exchange forward contracts is the estimated amount the Company would receive or pay at the reporting date, taking into account the effective interest rates and foreign exchange rates. The effective portion of the change in the value of these derivatives is recorded in AOCI, net of tax effects.

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the three months ended September 30, 2016 and 2015:

For the three months ended September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(4.4)	Other expense (income), net	$1.2
Total for net investment hedging	$(4.4)		$1.2

For the three months ended September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$9.5	Other expense (income), net	$2.0
Total for net investment hedging	$9.5		$2.0

The following tables summarize the amount of gains (losses) recorded in AOCI in the Consolidated Balance Sheets and other income (expense) in the Company’s Consolidated Statements of Operations related to the hedges of net investments for the nine months ended September 30, 2016 and 2015:

For the nine months ended September 30, 2016
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$(21.6)	Other expense (income), net	$5.9
Total for net investment hedging	$(21.6)		$5.9

For the nine months ended September 30, 2015
	Gain (Loss) in AOCI	Consolidated Statements of Operations Location	Recognized in Income (Expense)

(in millions)

Effective Portion:
Foreign exchange forward contracts	$6.1	Other expense (income), net	$2.8
Total for net investment hedging	$6.1		$2.8

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

The following tables summarize the amount of income (expense) recorded in the Company’s Consolidated Statements of Operations related to the hedges of fair value for the three and nine months ended September 30, 2016 and 2015:

	Consolidated Statements of Operations Location
		Three Months Ended		Nine Months Ended
(in millions)		2016	2015	2016	2015

Interest rate swaps	Interest expense	$—	$0.1	$—	$0.2

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

The following tables summarize the aggregate notional amounts of the Company’s economic hedges not designated as hedges by derivative instrument types at September 30, 2016 and the notional amounts expected to mature during the next 12 months:

	Aggregate Notional Amount	Aggregate Notional Amount Maturing within 12 Months

(in millions)

Foreign exchange forward contracts	$629.2	$513.5
Interest rate swaps	1.2	0.8
Total for instruments not designated as hedges	$630.4	$514.3

The following table summarizes the amounts of gains (losses) recorded in the Company’s Consolidated Statements of Operations related to the economic hedges not designated as hedging for the three and nine months ended September 30, 2016 and 2015:

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Three Months Ended
(in millions)		2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$(4.7)	$(4.1)
Total for instruments not designated as hedges		$(4.7)	$(4.1)
 (a) The gains and losses on these derivative transactions offset the gains and losses generated by the revaluation of the underlying non-functional currency balances which are recorded in Other expense (income), net in the Consolidated Statements of Operations.

	Consolidated Statements of Operations Location	Gain (Loss) Recognized
		Nine Months Ended
(in millions)		2016	2015

Foreign exchange forward contracts (a)	Other expense (income), net	$(12.2)	$3.7
DIO equity option contracts	Other expense (income), net	—	0.1
Cross currency basis swaps (a)	Other expense (income), net	—	(1.8)
Total for instruments not designated as hedges		$(12.2)	$2.0
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

Consolidated Balance Sheets Location of Derivative Fair Values

The following tables summarize the fair value and the location of the Company’s derivatives in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$6.1	$0.2	$3.0	$0.5
Interest rate swaps	—	—	0.3	1.0
Total	$6.1	$0.2	$3.3	$1.5

Not Designated as Hedges

Foreign exchange forward contracts	$4.4	$—	$2.1	$—
Total	$4.4	$—	$2.1	$—

	December 31, 2015
(in millions)	Prepaid Expenses and Other Current Assets, Net	Other Noncurrent Assets, Net	Accrued Liabilities	Other Noncurrent Liabilities
Designated as Hedges

Foreign exchange forward contracts	$23.0	$7.9	$6.9	$0.4
Commodity contracts	—	—	0.1	—
Interest rate swaps	0.1	—	1.0	0.2
Total	$23.1	$7.9	$8.0	$0.6

Not Designated as Hedges

Foreign exchange forward contracts	$5.0	$—	$3.0	$—
Total	$5.0	$—	$3.0	$—

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

Offsetting of financial assets and liabilities under netting arrangements at September 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$10.7	$—	$10.7	$(5.3)	$—	$5.4
Total Assets	$10.7	$—	$10.7	$(5.3)	$—	$5.4

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$5.6	$—	$5.6	$(4.7)	$—	$0.9
Interest rate swaps	1.3	—	1.3	(0.6)	—	0.7
Total Liabilities	$6.9	$—	$6.9	$(5.3)	$—	$1.6

Offsetting of financial assets and liabilities under netting arrangements at December 31, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Assets
Foreign exchange forward contracts	$35.9	$—	$35.9	$(7.4)	$—	$28.5
Interest rate swaps	0.1	—	0.1	—	—	0.1
Total Assets	$36.0	$—	$36.0	$(7.4)	$—	$28.6

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amounts Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received/Pledged	Net Amount

Liabilities
Foreign exchange forward contracts	$10.3	$—	$10.3	$(6.3)	$—	$4.0
Commodity contracts	0.1	—	0.1	—	—	0.1
Interest rate swaps	1.2	—	1.2	(1.1)	—	0.1
Total Liabilities	$11.6	$—	$11.6	$(7.4)	$—	$4.2

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

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued liabilities, income taxes payable and notes payable approximate fair value due to the short-term nature of these instruments.  The Company estimated the fair value and carrying value of total long-term debt, including the current portion, was $1,593.0 million and $1,579.7 million, respectively at September 30, 2016.  At December 31, 2015, the Company estimated the fair value and carrying value, including the current portion, was $1,160.7 million and $1,150.2 million, respectively.  The interest rates on variable rate term loan debt and commercial paper are consistent with current market conditions, therefore the fair value of these instruments approximates their carrying values.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015, which are classified as Cash and cash equivalents, Prepaid expenses and other current assets, net, Other noncurrent assets, net, Accrued liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheets.  Financial assets and liabilities that are recorded at fair value as of the balance sheet date are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Foreign exchange forward contracts	$10.7	$—	$10.7	$—
Total assets	$10.7	$—	$10.7	$—

Liabilities
Interest rate swaps	$1.3	$—	$1.3	$—
Foreign exchange forward contracts	5.6	—	5.6	—
Contingent considerations on acquisitions	7.8	—	—	7.8
Total liabilities	$14.7	$—	$6.9	$7.8

	December 31, 2015
(in millions)	Total	Level 1	Level 2	Level 3

Assets
Interest rate swaps	$0.1	$—	$0.1	$—
Foreign exchange forward contracts	35.9	—	35.9	—
Total assets	$36.0	$—	$36.0	$—

Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Commodity contracts	0.1	—	0.1	—
Foreign exchange forward contracts	10.3	—	10.3	—
Long-term debt	45.1	—	45.1	—
Total liabilities	$56.7	$—	$56.7	$—

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

The Company’s Level 3 liabilities are related to earn-out obligations on prior acquisitions that were assumed as part of the merger with Sirona. The following table presents a reconciliation of the Company’s Level 3 holdings measured at fair value on a recurring basis using unobservable inputs:

Earn-out
(in millions)	Obligations

Balance, February 29, 2016	$7.6
Effect of exchange rate changes	0.2
Balance at September 30, 2016	$7.8

For the nine months ended September 30, 2016, there were no other purchases, issuances or transfers of Level 3 financial instruments.

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

Other Tax Matters

During the first nine months of 2016, the Company recorded a tax benefit from the release of a valuation allowance of approximately $77.1 million as a result of the merger related to previously unrecognized tax assets on foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary. In addition, for the three months ended September 30, 2016, the Company recorded $5.1 million of tax expense related to other discrete tax matters, and for the nine months ended September 30, 2016 a total of $9.6 million of tax expense related to other discrete tax matters.

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

Effective June 30, 2016, the Company amended and extended its $500 million multicurrency revolving credit facility for an additional year through July 23, 2021. In addition, certain non-extending members of the bank group were replaced with existing and new lenders. The Company has access to the full $500 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income, plus depreciation and amortization to interest expense.

On August 15, 2016, the Company issued the following: 58.0 million Swiss francs aggregate principal amount bearing interest of 1.01%, Series I Senior Notes due August 15, 2026; 40.0 million euros aggregate principal amount bearing interest of 2.25%, Series J Senior Notes due August 15, 2026; 66.0 million euros aggregate principal amount bearing interest of 2.25%, Series K Senior Notes due August 15, 2026; 140.0 million Swiss francs aggregate principal amount bearing interest of 1.17%, Series L Senior Notes due August 15, 2028; and 65.0 million Swiss francs aggregate principal amount bearing interest of 1.33%, Series M Senior Notes due August 15, 2031. Proceeds from the Senior Notes were used to pay the maturing bond principal of $300.0 million due August 15, 2016 and to pre-pay Swiss franc 65.0 million final required payment under the term loan that matured on September 1, 2016.

The Company’s revolving credit facility, term loans and Senior Notes contain certain affirmative and negative covenants relating to the Company's operations and financial condition. At September 30, 2016, the Company was in compliance with all debt covenants.

At September 30, 2016, there was $375.0 million in outstanding borrowings under the current $500.0 million multi-currency revolving credit facility, which has been classified as long-term in the Consolidated Balance Sheets. The borrowings were used to fund acquisitions during the quarter ended September 30, 2016.

At September 30, 2016, the Company had $174.5 million of borrowing available under lines of credit, including lines available under its short-term arrangements and revolving credit agreement.

On October 27, 2016, the Company executed a new Note Purchase Agreement in a private placement with institutional investors to sell 350.0 million euros aggregate principal amount of senior notes (“Private Placement Notes”) at a weighted average interest rate of 1.40%. The Company issued 87.5 million euros in the following series: 17.5 million euros aggregate principal amount bearing interest of 0.98%, Series N Senior Notes due October 27, 2024; 14.5 million euros aggregate principal amount bearing interest of 1.31%, Series O Senior Notes due October 27, 2027; 3.0 million euros aggregate principal amount bearing interest of 1.31%, Series P Senior Notes due October 27, 2027; 15.5 million euros aggregate principal amount bearing interest of 1.50%, Series Q Senior Notes due October 27, 2029; 2.0 million euros aggregate principal amount bearing interest of 1.50%, Series R Senior Notes due October 27, 2029; 6.5 million euros aggregate principal amount bearing interest of 1.58%, Series S Senior Notes due October 27, 2030; 11.0 million euros aggregate principal amount bearing interest of 1.58%, Series T Senior Notes due October 27, 2030; 10.5 million euros aggregate principal amount bearing interest of 1.65%, Series U Senior Notes due October 27, 2031; and 7.0 million euros aggregate principal amount bearing interest of 1.65%, Series V Senior Notes due October 27, 2031. The Company also issued 262.5 million euros in the following series: 52.5 million euros aggregate principal amount bearing interest of 0.98%, Series A Senior Notes due October 27, 2024; 43.5 million euros aggregate principal amount bearing interest of 1.31%, Series B Senior Notes due October 27, 2027; 9.0 million euros aggregate principal amount bearing interest of 1.31%, Series C Senior Notes due October 27, 2027; 46.5 million euros aggregate principal amount bearing interest of 1.50%, Series D Senior Notes due October 27, 2029; 6.0 million euros aggregate principal amount bearing interest of 1.50%, Series E Senior Notes due October 27, 2029; 19.5 million euros aggregate principal amount bearing interest of 1.58%, Series F Senior Notes due October 27, 2030; 33.0 million euros aggregate principal amount bearing interest of 1.58%, Series G Senior Notes due October 27, 2030; 31.5 million euros aggregate principal amount bearing interest of 1.65%, Series H Senior Notes due October 27, 2031; and 21.0 million euros aggregate principal amount bearing interest of 1.65%, Series I Senior Notes due October 27, 2031. Proceeds from the Senior Notes were used to pay the $375.0 million drawn under the revolving credit facility.

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

A reconciliation of changes in the Company’s goodwill by reportable segment is as follows:

(in millions)	Dental and Healthcare Consumables	Technologies	Total

Balance at December 31, 2015	$956.6	$1,031.0	$1,987.6
Merger related additions	112.9	3,650.0	3,762.9
Acquisition related additions	8.4	225.7	234.1
Adjustments of provisional amounts on prior acquisitions	1.6	—	1.6
Effects of exchange rate changes	31.2	39.3	70.5
Balance at September 30, 2016	$1,110.7	$4,946.0	$6,056.7

Identifiable definite-lived and indefinite-lived intangible assets consist of the following:

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and developed technology	$1,252.0	$(157.3)	$1,094.7	$164.8	$(95.0)	$69.8
Trademarks	68.7	(39.5)	29.2	67.0	(36.0)	31.0
Licensing agreements	34.0	(26.5)	7.5	33.7	(24.9)	8.8
Customer relationships	1,024.4	(172.2)	852.2	437.7	(125.4)	312.3
Total definite-lived	$2,379.1	$(395.5)	$1,983.6	$703.2	$(281.3)	$421.9

Indefinite-lived Trademarks and In-process R&D	$1,152.0	$—	$1,152.0	$178.8	$—	$178.8

Total identifiable intangible assets	$3,531.1	$(395.5)	$3,135.6	$882.0	$(281.3)	$600.7

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

On December 12, 2006, a Complaint was filed by Carole Hildebrand, DDS and Robert Jaffin, DDS in the Eastern District of Pennsylvania (the Plaintiffs subsequently added Dr. Mitchell Goldman as a named class representative).  The case was filed by the same law firm that filed the Weinstat case in California.  The Complaint asserts putative class action claims on behalf of dentists located in New Jersey and Pennsylvania. The Complaint seeks damages and asserts that the Company’s Cavitron® ultrasonic scaler was negligently designed and sold in breach of contract and warranty arising from misrepresentations about the potential uses of the product because it cannot assure the delivery of potable or sterile water. Following grant of a Company Motion and dismissal of the case for lack of jurisdiction, the plaintiffs filed a second complaint under the name of Dr. Hildebrand’s corporate practice, Center City Periodontists, asserting the same allegations (this case is now proceeding under the name “Center City Periodontists”). The plaintiffs moved to have the case certified as a class action, to which the Company has objected and filed its brief. The Court subsequently granted a Motion filed by the Company and dismissed plaintiffs’ New Jersey Consumer Fraud and negligent design claims, leaving only a breach of express warranty claim, in response to which the Company has filed a Motion for Summary Judgment on the express warranty cause of action, which was denied.  The Court held hearings during January, February, and August 2016, on plaintiffs’ class certification motion.  The Court has not scheduled further hearings in the matter and the Company is awaiting a ruling on the motion by the Court.

On January 20, 2014, the Company was served with a qui tam complaint filed by two former and one current employee of the Company under the Federal False Claims Act and equivalent state and city laws. The lawsuit was previously under seal in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges, among other things, that the Company engaged in various illegal marketing activities, and thereby caused dental and other healthcare professionals to file false claims for reimbursement with Federal and State governments. The relators seek injunctive relief, fines, treble damages, and attorneys’ fees and costs. On January 27, 2014, the United States filed with the Court a notice that it had elected not to intervene in the qui tam action at this time. The United States’ notice indicated that the named state and city co-plaintiffs had authorized the United States to communicate to the Court that they also had decided not to intervene at this time. These non-intervention decisions do not prevent the qui tam relators from litigating this action, and the United States and/or the named states and/or cities may seek to intervene in the action at a later time. On September 4, 2014, the Company’s motion to dismiss the complaint was granted in part and denied in part. The Company filed a motion for summary judgment in December 2015. In April 2016, the Court granted the Company’s motion for summary judgment, which disposes of all remaining claims against the Company in the matter. The plaintiffs filed a notice of appeal in May 2016 and the matter has been assigned by the Court of Appeals for mediation. The Company will continue to vigorously defend itself.

The Company does not believe a loss is probable related to the above litigation. Further, a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible the Company’s results from operations, financial position or liquidity could be materially impacted.

In 2012, the Company received subpoenas from the U. S. Attorney’s Office for the Southern District of Indiana (the “USAO”) and from the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) requesting documents and information related to compliance with export controls and economic sanctions regulations by certain of its subsidiaries. The Company has voluntarily contacted OFAC and the Bureau of Industry and Security of the U. S. Department of Commerce (“BIS”), in connection with these matters as well as regarding compliance with export controls and economic sanctions regulations by certain other business units of the Company identified in connection with an internal review by the Company. On September 1, 2016, the Company entered into an extension of the tolling agreement originally entered into in August 2014, such that the statute of limitations is now tolled until May 1, 2017. The Company is cooperating with the USAO, OFAC and BIS with respect to these matters.

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

On February 29, 2016, DENTSPLY International Inc. merged with Sirona Dental Systems, Inc. (“Sirona”) to form DENTSPLY SIRONA Inc. The accompanying unaudited interim financial information for the three and nine months ended September 30, 2016, include the results of operations for Sirona for the period February 29, 2016 to September 30, 2016.

References to the “combined businesses” are included below to provide comparisons of net sales performance year over year as if the businesses were combined on January 1, 2015.

OVERVIEW

Highlights

•
For the three months ended September 30, 2016, the Company reported a sales increase of 47.0%, which primarily reflects the impact of consolidating three months of Sirona’s revenues. For the three month period ended September 30, 2016, sales of our combined businesses grew 0.4% on a constant currency basis. This includes a benefit of 0.8% from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in no internal growth.

•
On a geographic basis, the combined businesses generated constant currency sales growth of 3.8% in the Rest of World region, 1.6% in Europe, and negative 3.1% in the United States for the three month period ended September 30, 2016.

•
Third quarter 2016 earnings per diluted share of $0.39 declined 33.9% compared to $0.59 in the third quarter of 2015, which largely reflects the higher weighted average common shares outstanding, costs associated with the merger of Sirona and a one-time gain on a fair-value adjustment in the prior year related to a non-controlling interest, offset by the impact of consolidating three months of Sirona’s results. On an adjusted basis (a non-US GAAP measure), third quarter 2016 earnings per diluted share of $0.66 were equal to the earnings per diluted share reported in the same period in the prior year.

•
During the quarter ended September 30, 2016, the Company completed two acquisitions totaling $395.9 million, including the previously announced acquisition of MIS Implants Technologies Ltd., a manufacturer of dental implant systems and a small acquisition of a healthcare consumable business. During the quarter ended September 30, 2016, the Company also repurchased $99.6 million of common shares outstanding, bringing the total repurchased in 2016 to $699.6 million. Since the merger with Sirona in February 2016, the Company has deployed cash in excess of $1 billion as it both returned cash to shareholders through common share repurchases and paid dividends as well as strengthen the business through acquisitions.

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

The Company’s business is subject to quarterly fluctuations of consolidated net sales and net income. Price increases, promotional activities as well as distributor inventory management contribute to this fluctuation. The Company typically implements most of its price increases in October or January of a given year across most of its businesses. Distributor inventory levels tend to increase in the period leading up to a price increase and decline in the period following the implementation of a price increase. Required minimum purchase commitments under agreements with key distributors may increase inventory levels at those distributors to the extent that future purchase commitments may not be met and could impact the Company’s consolidated net sales and net income in a given period or over multiple periods. Any of these fluctuations could be material to the Company’s consolidated financial statements.

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

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $85 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Impact of Foreign Currencies and Interest Rates

Due to the Company’s significant international presence, movements in foreign exchange and interest rates may impact the Consolidated Statements of Operations. With approximately two thirds of the Company’s net sales located in regions outside the United States, the Company’s consolidated net sales are impacted negatively by the strengthening or positively impacted by the weakening of the U.S. dollar. Additionally, movements in certain foreign exchange and interest rates may unfavorably or favorably impact the Company’s results of operations, financial condition and liquidity. For the nine months ended September 30, 2016, net sales, excluding precious metal content, were unfavorably impacted by approximately 1.3% and earnings per diluted common share by approximately $0.06 due to movements in foreign currency exchange rates.

Reclassification of Prior Year Amounts

Certain reclassifications have been made to prior year’s data in order to conform to current year presentation. Specifically, during the March 31, 2016 quarter, the Company realigned reporting responsibilities as a result of the merger and changed the management structure. The segment information reflects the revised structure for all periods shown.

RESULTS OF OPERATIONS, QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2015

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

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$954.2	$648.9	$305.3	47.0%
Less: precious metal content of sales	15.0	19.6	(4.6)	(23.5%)
Net sales, excluding precious metal content	$939.2	$629.3	$309.9	49.2%

Net sales, excluding precious metal content, for the three months ended September 30, 2016 were $939.2 million, an increase of $309.9 million from the third quarter of 2015, as reported by legacy DENTSPLY. This excludes approximately $1.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 23.5% in the quarter, which was primarily related to the discontinued refinery product lines.

For the three month period ended September 30, 2016, sales of our combined businesses grew 40 basis points on a constant currency basis. This includes a benefit of 80 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in no internal sales growth. Net sales, excluding precious metal content, were positively impacted by approximately 40 basis points due to the weakening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business is as follows:

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$954.2	$648.9	$305.3	47.0%
Less: precious metal content of sales	15.0	19.6	(4.6)	(23.5%)
Net sales, excluding precious metal content	939.2	629.3	309.9	49.2%
Sirona net sales (a)	—	304.9	(304.9)	NM
Merger related adjustments (b)	1.6	—	1.6	NM
Elimination of intercompany net sales	—	(0.5)	0.5	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$940.8	$933.7	$7.1	0.8%
(a) Represents Sirona sales for the quarter ended September 30, 2015.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

United States	$334.2	$249.5	$84.7	33.9%

Europe	348.3	246.5	101.8	41.3%

Rest of World	256.7	133.3	123.4	92.6%

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region is as follows:

	Three Months Ended
	September 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$335.6	$357.2	$261.4	$954.2
Less: precious metal content of sales	1.4	8.9	4.7	15.0
Net sales, excluding precious metal content	334.2	348.3	256.7	939.2
Merger related adjustments (a)	1.1	0.5	—	1.6
Non-US GAAP combined business, net sales, excluding precious metal content	$335.3	$348.8	$256.7	$940.8
(a) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Three Months Ended
	September 30, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$251.0	$258.4	$139.5	$648.9
Less: precious metal content of sales	1.5	11.9	6.2	19.6
Net sales, excluding precious metal content	249.5	246.5	133.3	629.3
Sirona net sales (a)	96.2	101.4	107.3	304.9
Elimination of intercompany net sales	—	(0.5)	—	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$345.7	$347.4	$240.6	$933.7
(a) Represents Sirona sales for the quarter ended September 30, 2015.

United States

Reported net sales, excluding precious metal content, increased by 33.9% in the third quarter of 2016 as compared to the third quarter of 2015. This increase reflects sales of $89.4 million as a result of the consolidation of the Sirona businesses for three months. This excludes approximately $1.1 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended September 30, 2016, sales of our combined businesses declined 3.1% on a constant currency basis. This includes a benefit of 30 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 20 basis points, which results in a negative internal sales growth rate of 3.2%. The decline in sales equally impacted both segments and was the result of the timing of distributor purchases compared to the prior period.

Europe

Reported net sales, excluding precious metal content, increased by 41.3% in the third quarter of 2016 as compared to the third quarter of 2015. This increase reflects sales of $100.0 million as a result of the consolidation of the Sirona businesses for three months. This excludes approximately $0.5 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended September 30, 2016, sales of our combined businesses grew 1.6% on a constant currency basis. This includes a benefit of 80 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in internal sales growth of 1.2%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.1% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, increased by 92.6% in the third quarter of 2016 as compared to the third quarter of 2015. This increase reflects sales of $107.0 million as a result of the consolidation of the Sirona businesses for three months.

For the three month period ended September 30, 2016, sales of our combined businesses grew 3.8% on a constant currency basis. This includes a benefit of 1.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 10 basis points, which results in internal sales growth of 2.6%. Net sales, excluding precious metal content, were positively impacted by approximately 2.8% due to the weakening of the U.S. dollar over the prior year period. Internal sales growth in the Rest of World region was primarily driven by higher demand in the Technologies segment.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Gross profit	$513.6	$369.5	$144.1	39.0%

Gross profit as a percentage of net sales, including precious metal content	53.8%	56.9%
Gross profit as a percentage of net sales, excluding precious metal content	54.7%	58.7%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 400 basis points for the quarter ended September 30, 2016 as compared to the same three month period ended September 30, 2015. Sirona’s lower gross profit rate negatively impacted the gross profit rate by approximately 450 basis points as well as unfavorable product mix and foreign currency impacts which were partially offset by savings from the global efficiency program and favorable product pricing during the quarter ended September 30, 2016 as compared to the September 30, 2015 quarter.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$379.1	$264.3	$114.8	43.4%
Restructuring and other costs	7.9	6.6	1.3	19.7%

SG&A as a percentage of net sales, including precious metal content	39.7%	40.7%
SG&A as a percentage of net sales, excluding precious metal content	40.4%	42.0%

SG&A Expenses

SG&A expenses, including research and developing expenses, as a percentage of net sales, excluding precious metal content, for the quarter ended September 30, 2016 decreased 160 basis points compared to the quarter ended September 30, 2015. The decrease was primarily the result of Sirona’s lower operating expense rate and savings from the global efficiency program, partially offset by increased amortization expense and other costs related to the merger.

Other Income and Expense

	Three Months Ended September 30,
(in millions)	2016	2015	Change

Net interest expense	$7.9	$9.2	$(1.3)
Other expense (income), net	1.6	(3.8)	5.4
Net interest and other expense	$9.5	$5.4	$4.1

Net Interest Expense

Net interest expense for the three months ended September 30, 2016 was $1.3 million lower compared to the three months ended September 30, 2015. The net decrease is a result of lower average interest rates in 2016 compared to the prior year period resulting in a decrease of $1.2 million in interest expense while interest income increased $0.1 million.

Other Expense (Income), Net

Other expense (income), net for the three months ended September 30, 2016 was expense of $1.6 million, comprised primarily of $1.1 million of income on net investment hedges offset by $2.7 million of currency transaction loss. Other expense (income), net for the three months ended September 30, 2015 was income of $3.8 million, comprised primarily of $2.0 million of income on net investment hedges and $2.6 million of currency transaction gains, partially offset by $0.8 million of other expense.

Income Taxes and Net Income

	Three Months Ended September 30,
(in millions, except per share data)	2016	2015	$ Change

Provision (benefit) for income taxes	$24.8	$19.6	$5.2

Effective income tax rate	21.2%	21.0%

Equity in net income (loss) of unconsolidated affiliated company	$—	$10.8	$(10.8)

Net income attributable to Dentsply Sirona	$92.5	$84.5	$8.0

Earnings per common share - diluted	$0.39	$0.59

Provision for Income Taxes

For the three months ended September 30, 2016, income taxes were a net expense of $24.8 million. During the quarter, the Company recorded $5.1 million of tax expense related to discrete tax matters and $1.5 million of tax expense change related to the March 31, 2016 quarter valuation allowance release. Excluding these tax matters, the Company’s effective tax rate was 15.6%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the third quarter of 2016 included the net impact of amortization of purchased intangible assets, business combination related costs and fair value adjustments, income tax related adjustments, restructuring program related costs and other costs and credit risk and fair value adjustments which impacted income before income taxes and the provision for income taxes by $69.6 million and $6.5 million, respectively.

In the third quarter of 2015, the Company’s effective income tax rate included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments, certain fair value adjustments related to an unconsolidated affiliated company and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $27.7 million and $7.8 million, respectively.

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

	Three Months Ended
	September 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$92.5	$0.39
Pre-tax non-US GAAP adjustments:
Amortization of purchased intangible assets	44.3
Business combination related costs and fair value adjustments	14.6
Restructuring program related costs and other costs	8.9
Credit risk and fair value adjustments	1.8
Tax impact of the pre-tax non-US GAAP adjustments (a)	(19.0)
Subtotal non-US GAAP adjustments	50.6	0.22
Income tax related adjustments	12.5	0.05
Adjusted non-US GAAP net income	$155.6	$0.66

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Three Months Ended
	September 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$84.5	$0.59
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	15.5
Amortization of purchased intangible assets	10.9
Business combination related costs and fair value adjustments	5.4
Credit risk and fair value adjustments	1.0
Certain fair value adjustments related to an unconsolidated affiliated company	(15.7)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(5.5)
Subtotal non-US GAAP adjustments	11.6	0.09
Income tax related adjustments	(2.3)	(0.02)
Adjusted non-US GAAP net income	$93.8	$0.66

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

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

	Three Months Ended
	September 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$126.6	13.5%
Amortization of purchased intangible assets	44.3	4.7%
Business combination related costs and fair value adjustments	14.6	1.6%
Restructuring program related costs and other costs	8.9	0.9%
Credit risk and fair value adjustments	1.4	0.1%
Adjusted non-US GAAP Operating Income	$195.8	20.8%

	Three Months Ended
	September 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$98.6	15.7%
Restructuring program related costs and other costs	15.5	2.5%
Amortization of purchased intangible assets	10.9	1.7%
Business combination related costs and fair value adjustments	5.4	0.8%
Credit risk and fair value adjustments	2.0	0.3%
Adjusted non-US GAAP Operating Income	$132.4	21.0%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$497.2	$464.7	$32.5	7.0%

Technologies	442.0	164.6	277.4	NM
NM - Not meaningful

Segment Operating Income

	Three Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$134.3	$122.8	$11.5	9.4%

Technologies	89.8	19.5	70.3	NM
NM - Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment is as follows:

	Three Months Ended
	September 30, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$512.1	$442.1	$954.2
Less: precious metal content of sales	14.9	0.1	15.0
Net sales, excluding precious metal content	497.2	442.0	939.2
Merger related adjustments (a)	—	1.6	1.6
Non-US GAAP combined business, net sales, excluding precious metal content	$497.2	$443.6	$940.8
(a) ) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Three Months Ended
	September 30, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$484.1	$164.8	$648.9
Less: precious metal content of sales	19.4	0.2	19.6
Net sales, excluding precious metal content	464.7	164.6	629.3
Sirona net sales (a)	33.0	271.9	304.9
Elimination of intercompany net sales	(0.5)	—	(0.5)
Non-US GAAP combined business, net sales, excluding precious metal content	$497.2	$436.5	$933.7
(a) Represents Sirona sales for the quarter ended September 30, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 7.0% in the third quarter of 2016 as compared to the third quarter of 2015. This increase reflects sales of $25.4 million as a result of the consolidation of the Sirona businesses for three months.

For the three month period ended September 30, 2016, sales of the combined businesses were flat on a constant currency basis. This includes a benefit of approximately 80 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which results in negative internal sales growth of 30 basis points. Negative internal sales growth was primarily the result of the timing of distributor purchases compared to the prior period.

The operating income increase for the three months ended September 30, 2016 as compared to 2015 reflects the margin improvements realized as a result of the global efficiency program initiatives undertaken in 2015, as well as the impact of the merger.

Technologies

Reported net sales, excluding precious metal content, increased $277.4 million in the third quarter of 2016 as compared to the third quarter of 2015. This increase is due to the consolidation of the Sirona businesses for three months. This excludes approximately $1.6 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the three month period ended September 30, 2016, sales of our combined businesses grew 90 basis points on a constant currency basis. This includes a benefit of 70 basis points from net acquisitions which results in internal sales growth of 20 basis points. Net sales, excluding precious metal content, were positively impacted by approximately 70 basis points due to the weakening of the U.S. dollar over the prior year period. Internal sales growth in this segment reflects increased demand in the Rest of World region offset by the timing of distributor purchases compared to the prior period.

The operating income increase for the three months ended September 30, 2016 as compared to 2015 reflects the impact of the merger.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$2,748.8	$2,003.2	$745.6	37.2%
Less: precious metal content of sales	50.4	67.6	(17.2)	(25.4%)
Net sales, excluding precious metal content	$2,698.4	$1,935.6	$762.8	39.4%

Net sales, excluding precious metal content, for the nine months ended September 30, 2016 were $2,698.4 million, an increase of $762.8 million from the third quarter of 2015, as reported by legacy DENTSPLY. The consolidation of Sirona since the merger date contributed sales of $745.1 million for the nine months ended September 30, 2016. This excludes approximately $12.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

Sales related to precious metal content declined 25.4% for the nine months ended September 30, 2016, which was primarily related to the discontinued refinery product lines.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 3.4% on a constant currency basis. This includes a benefit of 1.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 50 basis points, which leads to internal sales growth of 2.6%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.0% due to the strengthening of the U.S. dollar over the prior year period. A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business is as follows:

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Net sales	$2,748.8	$2,003.2	$745.6	37.2%
Less: precious metal content of sales	50.4	67.6	(17.2)	(25.4%)
Net sales, excluding precious metal content	2,698.4	1,935.6	762.8	39.4%
Sirona net sales (a)	160.7	868.3	(707.6)	NM
Merger related adjustments (b)	12.0	—	12.0	NM
Elimination of intercompany net sales	(0.4)	(1.8)	1.4	NM
Non-US GAAP combined business, net sales, excluding precious metal content	$2,870.7	$2,802.1	$68.6	2.4%
(a) Represents Sirona sales for January and February 2016, and the nine months ended September 30, 2015.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.
NM - Not meaningful

Sales Growth by Region

Net sales, excluding precious metal content, by geographic region is as follows:

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

United States	$978.6	$738.2	$240.4	32.6%

Europe	1,030.3	791.6	238.7	30.2%

Rest of World	689.5	405.8	283.7	69.9%
A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by geographic region is as follows:

	Nine Months Ended
	September 30, 2016
(in millions)	United States	Europe	Rest of World	Total

Net sales	$982.6	$1,060.8	$705.4	$2,748.8
Less: precious metal content of sales	4.0	30.5	15.9	50.4
Net sales, excluding precious metal content	978.6	1,030.3	689.5	2,698.4
Sirona net sales (a)	60.5	59.4	40.8	160.7
Merger related adjustments (b)	11.0	1.0	—	12.0
Elimination of intercompany net sales	(0.1)	(0.3)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,050.0	$1,090.4	$730.3	$2,870.7
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Nine Months Ended
	September 30, 2015
(in millions)	United States	Europe	Rest of World	Total

Net sales	$743.9	$833.5	$425.8	$2,003.2
Less: precious metal content of sales	5.7	41.9	20.0	67.6
Net sales, excluding precious metal content	738.2	791.6	405.8	1,935.6
Sirona net sales (a)	280.9	300.1	287.3	868.3
Elimination of intercompany net sales	(0.1)	(1.7)	—	(1.8)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,019.0	$1,090.0	$693.1	$2,802.1
(a) Represents Sirona sales for the nine months ended September 30, 2015.

United States

Reported net sales, excluding precious metal content, for the nine months ended September 30, 2016, increased by 32.6% as compared to the nine months ended September 30, 2015. This increase reflects sales of $244.0 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $11.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 3.1% on a constant currency basis. This includes a benefit of 2.4% from net acquisitions and was unfavorably impacted by discontinued products by approximately 40 basis points, which results in internal sales growth of 1.1%. Both segments generated comparable positive internal sales growth for the nine months ended September 30, 2016 as a result of higher demand in this region.

Europe

Reported net sales, excluding precious metal content, for the nine months ended September 30, 2016, increased by 30.2% as compared to the nine months ended September 30, 2015. This increase reflects sales of $243.5 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $1.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 1.6% on a constant currency basis. This includes a benefit of 30 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 70 basis points, which results in internal sales growth of 2.0%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.6% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth in this region was primarily driven by higher demand in the Dental and Healthcare Consumables segment.

Rest of World

Reported net sales, excluding precious metal content, for the nine months ended September 30, 2016, increased by 69.9% as compared to the nine months ended September 30, 2015. This increase reflects sales of $257.7 million as a result of the consolidation of the Sirona businesses since the merger date.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 6.7% on a constant currency basis. This includes a benefit of 1.3% from net acquisitions and was unfavorably impacted by discontinued products by approximately 30 basis points, which results in internal sales growth of 5.7%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.4% due to the strengthening of the U.S. dollar over the prior year period. Both segments generated comparable positive internal sales growth for the nine months ended September 30, 2016 as a result of higher demand in this region.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Gross profit	$1,459.4	$1,142.5	$316.9	27.7%

Gross profit as a percentage of net sales, including precious metal content	53.1%	57.0%
Gross profit as a percentage of net sales, excluding precious metal content	54.1%	59.0%

Gross profit as a percentage of net sales, excluding precious metal content, decreased by 490 basis points for the nine months ended September 30, 2016 as compared to the same nine month period ended September 30, 2015. The roll-off of merger related fair value adjustments and the impact of Sirona’s lower gross profit rate negatively impacted the gross profit rate by approximately 650 basis points, partially offset by savings from the global efficiency program and favorable product pricing during the nine months ended September 30, 2016 as compared to the same nine-month period ended September 30, 2015.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Selling, general and administrative expenses (“SG&A”)	$1,123.3	$809.5	$313.8	38.8%
Restructuring and other costs	15.6	50.9	(35.3)	(69.4%)

SG&A as a percentage of net sales, including precious metal content	40.9%	40.4%
SG&A as a percentage of net sales, excluding precious metal content	41.6%	41.8%

SG&A Expenses

SG&A expenses, including research and development expenses, as a percentage of net sales, excluding precious metal content, for the nine months ended September 30, 2016 decreased 20 basis points compared to the nine months ended September 30, 2015. The decrease was primarily the result of Sirona’s lower operating expense rate and savings from the global efficiency program, partially offset by increased amortization expense and other costs related to the merger which negatively impacted the rate by approximately 430 basis points.

Restructuring and Other Costs

The Company recorded net restructuring and other costs of $15.6 million for the nine months ended September 30, 2016 compared to $50.9 million for the nine months ended September 30, 2015. In 2015, the Company reorganized portions of its laboratory business and associated manufacturing capabilities within the Dental and Healthcare Consumables segment.

In October 2016, the Company announced that it is proposing plans in Germany to reorganize and combine portions of its manufacturing, logistics and distribution networks within both of the Company’s segments. As required under German law, the Company has entered into a statutory co-determination process under which it will collaborate with the appropriate labor groups to jointly define the infrastructure and staffing adjustments necessary to support this initiative. The Company also initiated similar actions in other regions of the world. The Company estimates the cost of these initiatives to range up to $85 million, primarily for severance related benefits for employees, which is expected to be incurred as actions are implemented over the next two years.

Other Income and Expense

	Nine Months Ended September 30,
(in millions)	2016	2015	Change

Net interest expense	$25.5	$28.3	$(2.8)
Other expense (income), net	(13.3)	(3.6)	(9.7)
Net interest and other expense	$12.2	$24.7	$(12.5)

Net Interest Expense

Net interest expense for the nine months ended September 30, 2016 was $2.8 million lower compared to the nine months ended September 30, 2015. The net decrease is a result of lower average interest rates in 2016 compared to the prior year period resulting in a decrease of $3.2 million in interest expense.

Other Expense (Income), Net

Other expense (income), net for the nine months ended September 30, 2016 was income of $13.3 million, comprised primarily of $5.9 million of income on net investment hedges and currency transaction gains of $3.4 million principally due to the United Kingdom Brexit referendum impacts on foreign currency denominated intercompany balances through September 30, 2016, and non-operating income of $4.0 million including a $5.7 million gain on the sale of a business in the March 2016 quarter. Other expense (income), net for the nine months ended September 30, 2015 was income of $3.6 million, comprised of income of $5.1 million from interest and non-cash fair value adjustments on cross currency basis swaps not designated as hedges that offset currency risk on intercompany loans, $2.8 million of income on net investment hedges and currency transaction losses of $3.0 million, partially offset by $1.4 million of other expense.

Income Taxes and Net Income

	Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	$ Change

Provision (benefit) for income taxes	$(15.2)	$63.2	NM

Effective income tax rate	NM	24.6%

Equity in net income (loss) of unconsolidated affiliated company	$—	$(1.7)	$1.7

Net income attributable to Dentsply Sirona	$322.9	$192.6	$130.3

Earnings per common share - diluted	$1.48	$1.35

NM - Not meaningful

Provision for Income Taxes

For the nine months ended September 30, 2016, income taxes were a net benefit of $15.2 million. During the first nine months the Company recorded a tax benefit from the release of a valuation allowance on previously unrecognized tax assets related to foreign interest deduction carryforwards of a non-U.S. legacy DENTSPLY subsidiary of approximately $77.1 million, resulting from the merger. The Company also recorded $9.6 million of tax expense related to other discrete tax matters. Excluding the impact of these tax matters, the Company’s effective tax rate was 17.0%. The effective tax rate was favorably impacted by the Company’s change in the mix of consolidated earnings.

The Company’s effective income tax rate for the first nine months of 2016 included the net impact of business combination related costs and fair value adjustments, amortization of purchased intangible assets, restructuring program related costs and other costs, credit risk and fair value adjustments and income tax related adjustments which impacted income before income taxes and the benefit for income taxes by $273.5 million and $137.4 million, respectively.

In the first nine months of 2015, the Company’s effective income tax rate included the net impact of restructuring program related costs and other costs, amortization of purchased intangible assets, business combination related costs and fair value adjustments, credit risk and fair value adjustments, certain fair value adjustments related to an unconsolidated affiliated company and income tax related adjustments which impacted income before income taxes and the provision for income taxes by $106.3 million and $19.7 million, respectively.

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

	Nine Months Ended
	September 30, 2016
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$322.9	$1.48
Pre-tax non-US GAAP adjustments:
Business combination related costs and fair value adjustments	145.9
Amortization of purchased intangible assets	109.7
Restructuring program related costs and other costs	13.2
Credit risk and fair value adjustments	4.7
Tax impact of the pre-tax non-US GAAP adjustments (a)	(72.0)
Subtotal non-US GAAP adjustments	201.5	0.93
Income tax related adjustments	(65.4)	(0.30)
Adjusted non-US GAAP net income	$459.0	$2.11

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

	Nine Months Ended
	September 30, 2015
(in millions, except per share amounts)	Net Income	Per Diluted Common Share

Net income attributable to Dentsply Sirona	$192.6	$1.35
Pre-tax non-US GAAP adjustments:
Restructuring program related costs and other costs	65.7
Amortization of purchased intangible assets	32.8
Business combination related costs and fair value adjustments	7.3
Credit risk and fair value adjustments	5.7
Certain fair value adjustments related to an unconsolidated affiliated company	(2.8)
Tax impact of the pre-tax non-US GAAP adjustments (a)	(22.8)
Subtotal non-US GAAP adjustments	85.9	0.61
Income tax related adjustments	3.1	0.02
Adjusted non-US GAAP net income	$281.6	$1.98

(a) The tax amount was calculated using the applicable statutory tax rate in the tax jurisdiction where the non-US GAAP adjustments were generated.

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

	Nine Months Ended
	September 30, 2016
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$320.5	11.9%
Business combination related costs and fair value adjustments	145.5	5.4%
Amortization of purchased intangible assets	109.7	4.0%
Restructuring program related costs and other costs	18.1	0.7%
Credit risk and fair value adjustments	4.0	0.1%
Adjusted non-US GAAP Operating Income	$597.8	22.1%

	Nine Months Ended
	September 30, 2015
(in millions)	Operating Income	Percentage of Net Sales, Excluding Precious Metal Content

Operating income attributable to Dentsply Sirona	$282.1	14.6%
Restructuring program related costs and other costs	65.7	3.4%
Amortization of purchased intangible assets	32.8	1.7%
Business combination related costs and fair value adjustments	7.3	0.4%
Credit risk and fair value adjustments	6.0	0.3%
Adjusted non-US GAAP Operating Income	$393.9	20.4%

Operating Segment Results

Third Party Net Sales, Excluding Precious Metal Content

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$1,494.7	$1,408.0	$86.7	6.2%

Technologies	1,203.7	527.6	676.1	NM
NM - Not meaningful

Segment Operating Income

	Nine Months Ended
	September 30,
(in millions)	2016	2015	$ Change	% Change

Dental and Healthcare Consumables	$416.7	$361.9	$54.8	15.1%

Technologies	255.7	62.2	$193.5	NM
NM - Not meaningful

A reconciliation of reported net sales to net sales, excluding precious metal content, of the combined business by segment is as follows:

	Nine Months Ended
	September 30, 2016
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$1,544.8	$1,204.0	$2,748.8
Less: precious metal content of sales	50.1	0.3	50.4
Net sales, excluding precious metal content	1,494.7	1,203.7	2,698.4
Sirona net sales (a)	15.7	145.0	160.7
Merger related adjustments (b)	—	12.0	12.0
Elimination of intercompany net sales	(0.4)	—	(0.4)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,510.0	$1,360.7	$2,870.7
(a) Represents Sirona sales for January and February 2016.
(b) Represents an adjustment to reflect deferred subscription and warranty revenue that was eliminated under business combination accounting standards to make the 2016 and 2015 non-U.S. GAAP combined business results comparable.

	Nine Months Ended
	September 30, 2015
(in millions)	Dental and Healthcare Consumables	Technologies	Total

Net sales	$1,475.1	$528.1	$2,003.2
Less: precious metal content of sales	67.1	0.5	67.6
Net sales, excluding precious metal content	1,408.0	527.6	1,935.6
Sirona net sales (a)	85.5	782.8	868.3
Elimination of intercompany net sales	(1.8)	—	(1.8)
Non-US GAAP combined business, net sales, excluding precious metal content	$1,491.7	$1,310.4	$2,802.1
(a) Represents Sirona sales for the nine months ended September 30, 2015.

Dental and Healthcare Consumables

Reported net sales, excluding precious metal content, increased by 6.2% as compared to the nine months ended September 30, 2015. This increase reflects sales of $64.9 million as a result of the consolidation of the Sirona businesses since the merger date.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 2.5% on a constant currency basis. This includes a benefit of approximately 70 basis points from net acquisitions and was unfavorably impacted by discontinued products by approximately 90 basis points, which results in internal sales growth of 2.7%. Net sales, excluding precious metal content, were negatively impacted by approximately 1.2% due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth was positive in all regions, led by the Rest of World region, and was the result of higher demand.

The operating income increase for the nine months ended September 30, 2016 as compared to 2015 reflects margin improvements realized as a result of the global efficiency program initiatives undertaken in 2015, as well as the impact of the merger.

Technologies

Reported net sales, excluding precious metal content, increased $676.1 million as compared to the the nine months ended September 30, 2015. This increase reflects sales of $680.2 million as a result of the consolidation of the Sirona businesses since the merger date. This excludes approximately $12.0 million of revenue that was eliminated in fair value purchase accounting adjustments to deferred income.

For the nine month period ended September 30, 2016, sales of our combined businesses grew 4.5% on a constant currency basis. This includes a benefit of 2.0% from net acquisitions which results in internal sales growth of 2.5%. Net sales, excluding precious metal content, were negatively impacted by approximately 60 basis points due to the strengthening of the U.S. dollar over the prior year period. Internal sales growth was positive in all regions, led by the Rest of World region, and was the result of higher demand.

The operating income increase for the nine months ended September 30, 2016 as compared to 2015 reflects the impact of the merger.

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

The performance of the Company's 2016 annual impairment test did not result in any impairment of the Company's goodwill. The weighted average cost of capital (“ WACC”) rates utilized in the 2016 analysis ranged from 6.7% to 14.7%. Had the WACC rate of each of the Company's reporting units been hypothetically increased by 100 basis points at April 30, 2016, the fair value of those reporting units would still exceed net book value.  If the fair value of each of the Company's reporting units had been hypothetically reduced by 5% at April 30, 2016, the fair value of those reporting units would still exceed net book value. If the fair value of each of the Company's reporting units had been hypothetically reduced by 10% at April 30, 2016, one reporting unit, within the Company’s Technologies segment, would have a fair value that would approximate net book value. Goodwill for the reporting unit totals $64.5 million at September 30, 2016. To the extent that future operating results of the reporting units do not meet the forecasted cash flows the Company can provide no assurance that a future goodwill impairment charge would not be incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2016

Cash flow from operating activities during the nine months ended September 30, 2016 was $341.0 million compared to $371.0 million during the nine months ended September 30, 2015. The year over year decrease in the first nine months’ cash from operations was primarily related to increases in accounts receivable and payments on income taxes, as well as merger transaction related fees and integration costs. The Company’s cash and cash equivalents increased by $46.1 million to $330.7 million during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the number of days of sales outstanding in accounts receivable increased by nine days to 63 days as compared to 54 days at December 31, 2015. On a constant currency basis, the number of days of sales in inventory increased by six days to 116 days at September 30, 2016 as compared to 110 days at December 31, 2015.

The cash provided by investing activities during the first nine months of 2016 included cash acquired in the merger of Sirona of $522.3 million partially offset by capital expenditures of $79.0 million. The Company expects capital expenditures to be in the range of approximately $110.0 million to $125.0 million for the full year 2016.

On September 21, 2016, the Company’s Board of Directors increased the authorized number of shares that can be held in Treasury by 5.0 million to 39.0 million. Under this program, the Company repurchased 11.4 million shares during the first nine months of 2016 for $699.6 million. As of September 30, 2016, the Company held 32.9 million shares of treasury stock. The Company received proceeds of $26.8 million as a result of the exercise of 0.9 million of stock options during the nine months ended September 30, 2016.

The Company's total borrowings increased by a net $433.1 million during the nine months ended September 30, 2016, which includes an increase of $26.6 million due to exchange rate fluctuations on debt denominated in foreign currencies. At September 30, 2016, the Company's ratio of total net debt to total capitalization was 13.1% compared to 27.1% at December 31, 2015. The Company defines net debt as total debt, including current and long-term portions, less cash and cash equivalents and total capitalization as the sum of net debt plus equity.

On February 19, 2016, the Company issued the following: 11.0 million euros aggregate principal amount bearing interest of 2.05%, Series F Senior Notes due February 19, 2026; 15.0 million euros aggregate principal amount bearing interest of 2.05%, Series G Senior Notes due February 19, 2026; and 45.0 million euros aggregate principal amount bearing interest of 2.45%, Series H Senior Notes due February 19, 2031. Proceeds from the aforementioned Senior Notes were used to pay the final required payment of $75.0 million under the $250.0 million Private Placement Notes that matured on February 19, 2016.

On March 16, 2016, the Company terminated Sirona’s Senior Facilities Agreement and repaid the $52.5 million Facility A Term Loan that was set to mature November 16, 2016.

On August 15, 2016, the Company issued the following: 58.0 million Swiss francs aggregate principal amount bearing interest of 1.01%, Series I Senior Notes due August 15, 2026; 40.0 million euros aggregate principal amount bearing interest of 2.25%, Series J Senior Notes due August 15, 2026; 66.0 million euros aggregate principal amount bearing interest of 2.25%, Series K Senior Notes due August 15, 2026; 140.0 million Swiss francs aggregate principal amount bearing interest of 1.17%, Series L Senior Notes due August 15, 2028; and 65.0 million Swiss francs aggregate principal amount bearing interest of 1.33%, Series M Senior Notes due August 15, 2031. Proceeds from the Senior Notes were used to pay the maturing bond principal of $300.0 million due August 15, 2016 and to pre-pay Swiss franc 65.0 million final required payment under the term loan that matured on September 1, 2016.

The Company is obligated to pay annual principal amortization of $8.8 million representing a 5% mandatory principal amortization due in each of the first nine years under the terms of the PNC Term Loan with a final maturity of August 25, 2020. On August 26, 2016, the Company paid the third required payment of $8.8 million under the PNC Term Loan. The fourth annual installment in the amount of $8.8 million will be due in August 2017 and has been classified as current in the Consolidated Balance Sheet.

Effective June 30, 2016, the Company exercised its option to amended and extend its $500.0 million five-year multi-currency revolving credit agreement to replace certain lenders and extend the maturity date by one year to July 23, 2021. Under its five-year multi-currency revolving credit agreement, the Company is able to borrow up to $500.0 million through July 23, 2021. The facility is unsecured and contains certain affirmative and negative covenants relating to the operations and financial condition of the Company. The most restrictive of these covenants pertain to asset dispositions and prescribed ratios of indebtedness to total capital and operating income plus depreciation and amortization to interest expense. At September 30, 2016, the Company was in compliance with these covenants. The Company also has available an aggregate $500.0 million under a U.S. dollar commercial paper facility. The five-year revolver serves as a back-up to the commercial paper facility, thus the total available credit under the commercial paper facility and the multi-currency revolving credit facilities in the aggregate is $500.0 million. At September 30, 2016, there was $375.0 million in outstanding borrowings under the current $500.0 million multi-currency revolving credit facility, which has been classified as long-term in the Consolidated Balance Sheets.

The Company also has access to $42.7 million in uncommitted short-term financing under lines of credit from various financial institutions. The lines of credit have no major restrictions and are provided under demand notes between the Company and the lending institutions. At September 30, 2016, the Company had $3.4 million outstanding under these short-term lines of credit. At September 30, 2016, the Company had total unused lines of credit related to the revolving credit agreement and the uncommitted short-term lines of credit of $174.5 million.

At September 30, 2016, the Company held $44.8 million of precious metals on consignment from several financial institutions. The consignment agreements allow the Company to acquire the precious metal at market rates at a point in time which is approximately the same time and for the same price as alloys are sold to the Company's customers. In the event that the financial institutions would discontinue offering these consignment arrangements, and if the Company could not obtain other comparable arrangements, the Company may be required to obtain third party financing to fund an ownership position in the required precious metal inventory levels.

At September 30, 2016, approximately $205.7 million of the Company's cash and cash equivalents were held outside of the United States. Most of these balances could be repatriated to the United States, however, under current law, would potentially be subject to U.S. federal income tax, less applicable foreign tax credits. Historically, the Company has generated more than sufficient operating cash flows in the United States to fund domestic operations. Further, the Company expects on an ongoing basis, to be able to finance domestic and international cash requirements, including capital expenditures, stock repurchases, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under its existing credit facilities. The Company intends to finance the current portion of long-term debt due within the next twelve months utilizing the available commercial paper and the revolving credit facilities as well as other sources of credit.

On June 27, 2016, the Company announced a definitive agreement to acquire all of the outstanding shares of privately held MIS Implants Technologies Ltd. for $375.0 million in cash. The Company closed the acquisition on September 20, 2016 and satisfied the purchase price by borrowing under the multi-currency revolving credit facility.

On October 27, 2016, the Company executed a new Note Purchase Agreement in a private placement with institutional investors to sell 350.0 million euros aggregate principal amount of senior notes (“Private Placement Notes”) at a weighted average interest rate of 1.40%. The Company issued 87.5 million euros in the following series: 17.5 million euros aggregate principal amount bearing interest of 0.98%, Series N Senior Notes due October 27, 2024; 14.5 million euros aggregate principal amount bearing interest of 1.31%, Series O Senior Notes due October 27, 2027; 3.0 million euros aggregate principal amount bearing interest of 1.31%, Series P Senior Notes due October 27, 2027; 15.5 million euros aggregate principal amount bearing interest of 1.50%, Series Q Senior Notes due October 27, 2029; 2.0 million euros aggregate principal amount bearing interest of 1.50%, Series R Senior Notes due October 27, 2029; 6.5 million euros aggregate principal amount bearing interest of 1.58%, Series S Senior Notes due October 27, 2030; 11.0 million euros aggregate principal amount bearing interest of 1.58%, Series T Senior Notes due October 27, 2030; 10.5 million euros aggregate principal amount bearing interest of 1.65%, Series U Senior Notes due October 27, 2031; and 7.0 million euros aggregate principal amount bearing interest of 1.65%, Series V Senior Notes due October 27, 2031. The Company also issued 262.5 million euros in the following series: 52.5 million euros aggregate principal amount bearing interest of 0.98%, Series A Senior Notes due October 27, 2024; 43.5 million euros aggregate principal amount bearing interest of 1.31%, Series B Senior Notes due October 27, 2027; 9.0 million euros aggregate principal amount bearing interest of 1.31%, Series C Senior Notes due October 27, 2027; 46.5 million euros aggregate principal amount bearing interest of 1.50%, Series D Senior Notes due October 27, 2029; 6.0 million euros aggregate principal amount bearing interest of 1.50%, Series E Senior Notes due October 27, 2029; 19.5 million euros aggregate principal amount bearing interest of 1.58%, Series F Senior Notes due October 27, 2030; 33.0 million euros aggregate principal amount bearing interest of 1.58%, Series G Senior Notes due October 27, 2030; 31.5 million euros aggregate principal amount bearing interest of 1.65%, Series H Senior Notes due October 27, 2031; and 21.0 million euros aggregate principal amount bearing interest of 1.65%, Series I Senior Notes due October 27, 2031. Proceeds from the Senior Notes were used to pay the $375.0 million drawn under the revolving credit facility.

Except as stated above, there have been no material changes to the Company's scheduled contractual cash obligations disclosed in its Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are likely to materially affect, its internal control over financial reporting. In connection with the merger with Sirona during the quarter ended March 31, 2016, management has documented and is in the process of testing Sirona’s internal controls over financial reporting, and will incorporate Sirona into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2016.

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

Item 2 – Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2016, the Company had authorization to maintain up to 39.0 million shares of treasury stock under the share repurchase program as approved by the Board of Directors on September 21, 2016.  During the quarter ended September 30, 2016, the Company had the following activity with respect to this repurchase program:

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Cost of Shares Purchased	Number of Shares that May be Purchased Under the Share Repurchase Program

July 1, 2016 to July 31, 2016	—	—	—	2.5
August 1, 2016 to August 31, 2016	1.2	$60.69	$75.0	1.5
September 1, 2016 to September 30, 2016	0.4	59.58	24.6	6.1
	1.6	$60.41	$99.6

Item 6 – Exhibits

Exhibit Number	Description
31	Section 302 Certification Statements
32	Section 906 Certification Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DENTSPLY SIRONA Inc.

/s/	Jeffrey T. Slovin	November 4, 2016
	Jeffrey T. Slovin	Date
Chief Executive Officer

/s/	Ulrich Michel	November 4, 2016
	Ulrich Michel	Date
Executive Vice President and
Chief Financial Officer